Form 10-K
period 1993-12-31
JEFFERSON PILOT CORP
filed 1994-03-31
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                  of 1934
For the Fiscal Year Ended                              Commission File Number
    December 31, 1993                                         1-5955

                          JEFFERSON-PILOT CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

        North Carolina                                       56-0896180
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

    100 North Greene Street
  Greensboro, North Carolina                                   27401
(Address of Principal Executive                              (Zip Code)
            Offices)

Registrant's Telephone Number, Including Area Code         910-691-3441

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Exchange on Which
Title of Each Class                                         Registered
Common Stock (Par Value                              New York Stock Exchange
$1.25 per share)                                     Midwest Stock Exchange
                                                     Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.     Yes    X       No

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,300,158,000 at March 1, 1994.

Indicate the number of shares outstanding of each of the issuer's classes of stock:

  Class                                       Outstanding at March 1, 1994

Common Stock (Par Value $1.25 per share)               48,809,713


                               (continued)

                      Documents Incorporated by Reference


Part I

Item 1.       Business

     (b)      Financial Information about
              Industry Segments               Pages 48-49 of Annual Report to
                                              Shareholders for the year
                                              ended December 31, 1993.

Item 3.       Legal Proceedings
              Litigation                      Page 49 of Annual Report to
                                              Shareholders for the year ended
                                              December 31, 1993.

Part II.

Item 8.       Financial Statements and
              Supplementary Data              Pages 29-49 of Annual Report
                                              to Shareholders for the year
                                              ended December 31, 1993.

Part III

Item 10.      Directors and Executive
              Officers of the Registrant

     (a)      Identification of Directors     Information under the heading
                                              "Election of Directors" of the
                                              Proxy Statement to Shareholders
                                              for the Annual Meeting to be
                                              held May 2, 1994 (the "Proxy
                                              Statement").


     (e)      Business Experience             Information under the heading
                                              "Election of Directors" of the
                                              Proxy Statement.

              Compliance with Section
              16(a) (Insider Filings)         Information under the heading
                                              "Election of Directors" of the
                                              Proxy Statement.

Item 11.      Executive Compensation          Information under the heading
                                              "Executive Compensation" of
                                              the Proxy Statement.






                                (continued)

                   Documents Incorporated by Reference (continued)



Item 12.      Security Ownership of Certain
              Beneficial Owners and
              Management

     (a)      Security Ownership of Certain
              Beneficial Owners               Information under the heading
                                              "Principal Shareholders" of the
                                              Proxy Statement.

     (b)      Security Ownership by
              Management                      Information under the heading
                                              "Election of Directors" of the
                                              Proxy Statement.

Item 13.      Certain Relationships and       Information under the heading
              Related Transactions            "Compensation Committee Inter-
                                              locks and Insider Participation"
                                              of the Proxy Statement.

Part IV

Item 14.      Exhibits, Financial Statement
              Schedules and Reports on
              Form 8-K

     (a)      1. Financial Statements         Pages 29-49 of Annual Report
                                              to Shareholders for the year
                                              ended December 31, 1993.

              2. Financial Statement
                 Schedules                    Pages 35-49 of Annual Report
                                              to Shareholders for the year
                                              ended December 31, 1993.

              3.(c) Exhibits                  Articles of Incorporation and
                                              amendments thereto included in
                                              Form 10-K for the year ended
                                              December 31, 1991.

                                              By-laws included in Form 10-K
                                              for the year ended
                                              December 31, 1992.

                                              Rights Agreement dated August 1,
                                              1988 included as Exhibit 1 to
                                              Form 8-K dated August 5, 1988.



                               (continued)

             Documents Incorporated by Reference (continued)



      3.(c) Exhibits (continued)            Employment contracts between
                                            the Registrant and W. Roger Soles,
                                            David A. Stonecipher, and
                                            Kenneth C. Mlekush, included in
                                            Form 10-K for the year ended
                                            December 31, 1992.

                                            Information under the heading
                                            "Incentive and Reward" of the
                                            Proxy Statement.










































                               (continued)


                             TABLE OF CONTENTS




Part I                                                          -Page-

Item 1.     Business                                             I-1
Item 2.     Properties                                           I-11
Item 3.     Legal Proceedings                                    I-12
Item 4.     Submission of Matters to a Vote
              of Security Holders                                I-12
Part II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters                    II-1
Item 6.     Selected Financial Data                              II-2
Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      II-4
Item 8.     Financial Statements and Supplementary
              Data                                               II-9
Item 9.     Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                               II-10

Part III

Item 10.    Directors and Executive Officers of
              Registrant                                         III-1
Item 11.    Executive Compensation                               III-4
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                              III-4
Item 13.    Certain Relationships and Related
              Transactions                                       III-5

Part IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                              IV-1

Undertakings                                                     IV-1

Signatures                                                       IV-2











                                   PART I

Item 1.   Business.

     (a)  General Development of Business

     Registrant was incorporated under the business laws of the State of North

Carolina in 1968 for the purpose of serving as a holding company with broad powers to engage in business and to make investments.  Registrant's principal subsidiaries are:  Jefferson-Pilot Life Insurance Company, Jefferson-Pilot

Fire & Casualty Company, Jefferson-Pilot Title Insurance Company and

Jefferson-Pilot Communications Company, all of Greensboro, North Carolina.

Through these and other subsidiaries, Registrant is primarily engaged in the business of writing life, annuity, accident and health, property and casualty,

and title insurance, and in the business of operating radio and television facilities.

     Various states, including North Carolina, have enacted insurance holding company legislation which requires the registration of, and periodic reporting by insurance companies licensed to transact business within their respective jurisdictions and which are controlled by other corporations.  All of the common stock of Jefferson-Pilot Life Insurance Company, Jefferson-Pilot Fire &

Casualty Company and Jefferson-Pilot Title Insurance Company is owned by

Jefferson-Pilot Corporation.  They are, therefore, by statutory definition,

members of an "insurance holding company system", and have registered as such under all applicable state statutes.  In many instances, these state statutes require prior approval by state insurance regulators of inter-corporate transfers of assets (including prior approval of payment of extraordinary dividends by insurance subsidiaries) within the holding company system.

    (b)  Financial Information about Industry Segments

    Industry segment information is presented in Note 13, Segment Information of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference.

     Premiums derived from the principal products and services of Registrant's insurance subsidiaries and revenues from the Communications segment for the years ended December 31, 1993, 1992, and 1991 are as follows (in thousands):


                                   1993           1992           1991
Life insurance segment:
  Individual life and
    annuity premiums             $ 106,073      $  99,431      $  93,231
  Group life premiums               64,337         65,741         65,664
  Interest-sensitive
    product considerations          63,353         57,954         55,133
  Other considerations               6,433          6,908         16,341

    Life premiums and other
      considerations             $ 240,196      $ 230,034      $ 230,369

  Accident and health premiums     386,608        383,552        382,624

                                 $ 626,804      $ 613,586      $ 612,993
                                 =========      =========      =========

Other insurance segment,
  casualty and title
  insurance premiums             $  43,044      $  44,815      $  45,270
                                 =========      =========      =========

Communications segment,
  broadcast and media
  services revenue               $ 144,961      $ 129,734      $ 125,045
                                 =========      =========      =========

(c)  Narrative Description of Business

     The following is a brief description of the principal wholly-owned subsidiaries of Registrant with a description of the principal products provided and services rendered and the markets for, and methods of,

distribution of such products and services.

                       INSURANCE COMPANY SUBSIDIARIES


Jefferson-Pilot Life Insurance Company

    Jefferson-Pilot Life was organized under the insurance laws of North

Carolina in 1890 and commenced business operations in 1903.  It is authorized to write insurance in 43 states, the District of Columbia, the Virgin Islands and Puerto Rico.

    The Company is primarily engaged in the writing of whole life, term, and endowment policies on an individual ordinary basis and group life and group accident and health insurance.  Accident and health insurance is also written on an individual basis.  Approximately 13% of the ordinary life insurance in force is on a participating basis; all group life is written on a non-

participating basis.

     Life Insurance.  Life policies offered include continuous and limited-pay life and endowment policies, universal life-type and annuity contracts,

retirement income plans, and level and decreasing term insurance.  On most policies, accidental death and disability benefits are available in the form of riders. At times, sub-standard risks are accepted at higher premiums.  At

December 31, 1993, approximately 4.4% of the ordinary insurance in force,

including reinsurance ceded, was represented by sub-standard risks.

     The Company markets its individual products through a general agency type system utilizing career agents and home service agents, and through Individual

Marketing Organizations (IMO's).  IMO's are intermediaries that sell financial products and services through agents they have recruited.  Thirty IMO's have been appointed representing approximately 3,300 life insurance agents.  Group products are marketed through group brokers, career agents, and home service agents.  Individual health products are marketed through all of the Company's sales forces and brokers.

     The following table sets forth for the years ended December 31, 1993,

1992, and 1991, certain information relating to the life insurance operations of Jefferson-Pilot Life:


                                        1993         1992         1991

                                                  (Percent)

Voluntary terminations to mean
amount of life insurance policies
in force:
  Whole life, endowment and term          8.1         8.9        10.5
  Group life                             19.4         4.2        13.3
  Industrial life                         3.1         3.4         3.5


Actual to expected mortality:
  Whole life, endowment and term         38.4        36.7        38.0
  Group life                             95.9        90.8        85.4
  Industrial life                        45.4        45.7        48.7


Life insurance underwriting expense
(1) to premium income (2):
  Industrial                             84.9        89.1        81.6
  Ordinary Life (4)                      34.8        37.0        37.8
  Annuities (4)                           7.4         7.6         7.6
  Credit life (3)                         N/A         N/A        43.7
  Group life                             11.3         9.5        10.3
  Group A & H                            15.9        15.2        14.2
  Credit A & H (3)                        N/A         N/A        40.4
  Other A & H                            44.9        48.0        44.8





     (1) Underwriting expense consists of commissions, general insurance expenses, insurance taxes (other than income), licenses and fees, and increase in loading on due and deferred premiums. NAIC basis.

     (2) Does not include amounts received for supplementary contracts or considerations for deposit administration funds. NAIC basis.

     (3) The company no longer writes any form of credit insurance.

     (4) 1991 percentages have been restated to report ordinary life and annuity amounts separately.

Accident and Health Insurance.  Jefferson-Pilot Life writes a major part of its accident and health policies on a group basis.  Of the individuals covered during 1993, approximately 92.7% were written on a group basis and

7.3% on an individual basis.  Group insurance is generally issued to employers covering their employees and to associations covering their members.

     The following table sets forth certain information on the NAIC basis with regard to the operating results of the accident and health business of

Jefferson-Pilot Life for the years ended December 31, 1993, 1992, and 1991.

The allocation of net investment income and general expenses to accident and health business has been made by the management of Jefferson-Pilot Life using allocation methods believed reasonable:


                                        1993        1992        1991
                                               (In Thousands)

Premium Income:
  Individual                         $ 28,248     $ 25,781     $ 24,022
  Group                               358,360      357,771      358,602
     Total                            386,608     $383,552     $382,624

Allocated Net Investment Income:
  Individual                         $  3,564     $  3,216     $  2,883
  Group                                26,982       26,811       26,467
     Total                             30,546     $ 30,027     $ 29,350

Claims and Reserve Increase:
  Individual                         $ 17,772     $ 15,895     $ 13,955
  Group                               288,049      301,955      311,801
     Total                            305,821     $317,850     $325,756

Underwriting Expenses:
  Individual                         $ 11,461     $ 11,164     $  9,779
  Group                                55,935       53,218       47,650
     Total                             67,396     $ 64,382     $ 57,429

Net Income Before Income Taxes:
  Individual                         $  2,579     $  1,938     $  3,171
  Group                                41,358       29,409       25,618
     Total                           $ 43,937     $ 31,347     $ 28,789

     The following table sets forth certain underwriting information with regard to the accident and health business of Jefferson-Pilot Life for the years ended December 31, 1993, 1992 and 1991, on the NAIC basis:


                                       1993         1992         1991
                                        (Dollar Amounts In Thousands)

Net premiums written                 $387,084     $383,114     $388,994
Net premiums earned                  $387,000     $384,677     $386,892
Ratio of loss and
  loss adjustment
  expenses incurred to
  earned premiums                       79.11%       82.91%       84.26%
Ratio of underwriting
  expenses incurred to
  premiums written                      17.42%       16.82%       15.80%
Combined loss and
  expense ratio                         96.53%       99.73%      100.06%
Underwriting margins                 $ 13,391     $  1,320     $(   560)


Jefferson-Pilot Fire & Casualty Company
                 and
Jefferson-Pilot Title Insurance Company


     Jefferson-Pilot Fire & Casualty Company, a North Carolina corporation with its home office in Greensboro, North Carolina, and its wholly-owned subsidiaries, Southern Fire & Casualty Company, a Tennessee corporation and

Jefferson-Pilot Property Insurance Company, a North Carolina Corporation, both with their home offices in Greensboro, North Carolina, offer a full line of fire, and property and casualty insurance, including homeowners, commercial multiple peril, inland marine, worker's compensation, automobile and general liability.  Jefferson-Pilot Fire & Casualty Company is licensed in 14 states;

Southern Fire & Casualty Company is licensed in 13 states, and Jefferson-Pilot

Property Insurance Company is licensed in 4 states.

     Jefferson-Pilot Title Insurance Company, Greensboro, North Carolina,

incorporated under the laws of North Carolina in 1962, is engaged in the business of writing title insurance.  It is licensed in 7 states.

Other Information Regarding Insurance Company Subsidiaries

       Regulation.  Jefferson-Pilot Life, Jefferson-Pilot Fire & Casualty,

Southern Fire & Casualty, Jefferson-Pilot Property and Jefferson-Pilot Title,

in common with other insurance companies, are subject to regulation and supervision in the States in which they do business.  Although the extent of such regulation varies from state to state, generally the insurance laws of the States concerned establish supervisory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used,

the form and content of required financial statements, reserve requirements,

and, in general, the conduct of all insurance activities.

       The Companies are also required under these laws to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by such agencies.  Under the rules of the National Association of

Insurance Commissioners and the laws of the State of North Carolina, these

Companies are examined periodically (usually at three-year intervals) by the supervisory agencies of one or more of the states in which they do business.

    Competition.  All insurance subsidiaries of Registrant operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers.  A large number of established insurance companies compete in the states in which the Companies transact business.  Many of these competing companies are mutual companies, which are considered by some to have an advantage because of the fact that such companies write participating policies exclusively, under which profits may inure to the benefit of the policyholder.  Jefferson-Pilot Life provides participating policies which are believed to be generally competitive with analogous policies offered by mutual companies.

Employees.  As of December 31, 1993, the insurance subsidiaries of the

Registrant employed approximately 3,000 agents and employees, in addition to the 3,300 IMO agents mentioned previously.


                    COMMUNICATIONS COMPANY SUBSIDIARIES

       Jefferson-Pilot Communications Company is a wholly-owned subsidiary of

Registrant and is a corporation organized under the laws of North Carolina,

with principal offices at 100 North Greene Street in Greensboro, North

Carolina.  The Company owns and operates (i) VHF television station WBTV and radio stations WBT and WBT-FM in Charlotte, North Carolina, (ii) radio stations WQXI in Atlanta and WSTR-FM in Smyrna, Georgia, (iii) radio stations

KYGO and KYGO-FM in Denver and KWMX and KWMX-FM in Lakewood, Colorado, (iv)

radio stations WMRZ in South Miami, WLYF-FM in Miami, and WMXJ-FM in Pompano

Beach, Florida, (v) radio stations KSON and KSON-FM in San Diego, California,

(vi) a sports production and syndication business, and (vii) a co-op advertising consulting business.

       Jefferson-Pilot Communications Company of Virginia, a Virginia

corporation with principal offices at 5710 Midlothian Turnpike, Richmond,

Virginia, is a wholly-owned subsidiary of Jefferson-Pilot Communications Company that owns and operates VHF television station WWBT in Richmond, Virginia.

       WCSC, Inc., a South Carolina corporation with principal offices at

485 East Bay Street, Charleston, South Carolina, is a wholly-owned subsidiary of Jefferson-Pilot Communications Company that owns and operates VHF television station WCSC in Charleston, South Carolina.

     Jefferson-Pilot Data Services, Inc., a North Carolina corporation, with principal offices at 785 Crossover Lane, Memphis, Tennessee, is a wholly-owned subsidiary of Registrant, and is engaged in data processing services and in providing computer equipment, software, and services to broadcast stations,

advertising agencies, and station national sales representative clients.

Television Operations

       The television stations owned and operated by Jefferson-Pilot

Communications Company and its subsidiaries are WBTV, Charlotte, North

Carolina; WWBT, Richmond, Virginia; and WCSC, Charleston, South Carolina.

       WBTV, Channel 3, Charlotte, is affiliated with CBS under a Network

Affiliation Agreement expiring on December 31, 1998.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

An estimated 769,000* television homes view WBTV each week within the

Charlotte Television Market, which is ranked as the 30th* television market in the nation by the Arbitron Ratings Company.  Four other commercial television stations are licensed to the Charlotte metropolitan area.

       WWBT, Channel 12, Richmond, is affiliated with NBC under a Network

Affiliation Agreement expiring August 15, 1995.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.  An estimated 475,000* television homes view WWBT each week within the Richmond

Television Market, which is ranked as the 61st* television market in the nation. Four other commercial television stations are licensed to that market.

      WCSC, Channel 5, Charleston, is affiliated with CBS under a Network

Affiliation Agreement expiring on December 31, 1998.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

An estimated 279,000* television homes view WCSC each week within the

Charleston Television Market, which is ranked as the 106th* television market in the nation.  Four other commercial television stations are licensed to that market.




*Arbitron Ratings/Television, November, 1993.

Radio Operations

       Jefferson-Pilot Communications Company owns and operates WBT and WBT-FM in Charlotte, WQXI in Atlanta and WSTR-FM in Smyrna, KYGO and KYGO-FM in

Denver, KWMX and KWMX-FM in Lakewood (a Denver suburb), KSON and KSON-FM in

San Diego, WMRZ in South Miami, WLYF in Miami and WMXJ-FM in Pompano Beach.

Each of these stations is authorized to operate 24 hours a day, and all normally operate for the full 24 hours.


Other Information Regarding Communications Companies

       Competition.  The radio and television stations of Jefferson-Pilot

Communications Company and its subsidiaries, Jefferson-Pilot Communications

Company of Virginia, and WCSC, Inc., compete for revenues with other radio and television stations in their respective market areas as well as with other advertising media.  Jefferson-Pilot Communications Company's non-broadcast divisions compete with other vendors of similar products and services.

       Employees.  As of December 31, 1993, Jefferson-Pilot Communications

Company and its subsidiaries employed approximately 625 persons full time,

and Jefferson-Pilot Data Services, Inc. employed approximately 225 persons.

       Federal Regulation.  Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC")

under the Communications Act of 1934 (the "Act").  The Act empowers the FCC,

among other things, to issue, revoke or modify broadcasting licenses, to assign frequencies, to determine the locations of stations, to regulate the apparatus used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Act, and to impose certain penalties for violation of such regulations.  The Act, and

Regulations issued thereunder, prohibit the transfer of a license, or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

       Broadcasting licenses are granted for a period of five years for television and seven years for radio and, upon application therefor and in the absence of conflicting applications or adverse claims as to the licensee's qualifications or performance, are normally renewed by the FCC for an additional term.  The licenses currently in effect will expire as follows:

WBTV 12/1/96; WBT and WBT-FM 12/1/95; WQXI and WSTR-FM 4/1/96; KYGO AM/FM and

KWMX AM/FM 4/1/97; WMRZ, WLYF and WMXJ 2/1/96; KSON-AM/FM 12/1/97; WWBT

10/1/96; and WCSC 12/1/96.

       (d) Foreign Operations

           Substantially all of Registrant's and subsidiaries operations are conducted within the United States.

Item 2.  Properties

       Registrant utilizes space and personnel of its wholly-owned subsidiary,

Jefferson-Pilot Life.

       Jefferson-Pilot Life's home office consists of a 20-story building and an adjacent 17-story building.  These structures house insurance operations and provide a substantial amount of space for commercial leasing.

Jefferson-Pilot Life also owns a supply and printing facility, a parking deck,

and a computer center, all located on nearby properties.  The life insurance company also owns 278 acres in Guilford County, North Carolina, near

Greensboro.  This was the former home office of Pilot Life Insurance Company.

In addition, Jefferson-Pilot Life owns an Employees' Club located in north-

western Guilford County, North Carolina, with approximately 500 acres of land surrounding the Club.

       Jefferson-Pilot Communications Company owns its radio and television studios and office buildings in Charlotte, North Carolina.  It also owns the radio studios and office buildings in Denver, Colorado and Miami, Florida.

The radio studios and offices are leased in Atlanta, Georgia and San Diego,

California, as are the television studios and offices in Charleston, South

Carolina.  Jefferson-Pilot Communications Company of Virginia owns a television studio and office building in Richmond, Virginia.


Item 3.  Legal Proceedings

       Environmental Proceedings

       There are no material administrative proceedings against the Company involving environmental matters.

       Litigation

       The Registrant is involved in various claims and lawsuits incidental to its business.  In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.

       Note 14, Commitments and Contingent Liabilities of the Notes to

Consolidated Financial Statements, contains further information and is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Securities Holders

       None.

                                    Part II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder

         Matters

    (a)  Market Information

     Shares of Jefferson-Pilot Corporation are traded on the New York, Midwest, and Pacific Stock Exchanges under the symbol JP. High and low sales prices for the past three years are listed below.

                                1993               1992               1991
     First Quarter        57 7/8 - 45 1/2    39 1/4 - 33 1/4    29 3/8 - 22 7/8
     Second Quarter       57 3/4 - 46        44     - 35 1/2    29 7/8 - 27 5/8
     Third Quarter        57 7/8 - 48 5/8    43     - 38 1/2    34 3/8 - 28 3/8
     Fourth Quarter       54     - 45 3/4    49 1/2 - 37 1/8    39 1/8 - 32 1/2


    (b)  Number of Security Holders

     As of March 2, 1994, the Registrant had 9,819 shareholders.

    (c)  Dividend History

                             1993       1992       1991       1990       1989

     Cash dividends paid:  $ 75,986   $ 66,310   $ 56,120   $ 53,139   $ 50,610
                           ========   ========   ========   ========   ========
     Cash dividends
       paid per share:

     First Quarter              .34        .28        .25        .23        .21
     Second Quarter             .39        .34        .28        .25        .23
     Third Quarter              .39        .34        .28        .25        .23
     Fourth Quarter             .39        .34        .28        .25        .23

        Total              $   1.51   $   1.30   $   1.09   $    .98   $    .90
                           ========   ========   ========   ========   ========

Item 6.  Selected Financial Data


                        SUMMARY OF SELECTED FINANCIAL DATA
                   (In Thousands Except Per Share Information)

                         1993        1992        1991        1990        1989
Operating income
 before effect of
 initial application
 of FAS 106          $   181,952 $   171,240 $   153,128 $   138,962 $   126,264
Accumulated post-
 retirement benefit
 obligation at
 1-1-93, net             (24,109)          0           0           0           0

Operating income         157,843     171,240     153,128     138,962     126,264
Realized investment
 gains, net of appli-
 cable income taxes       37,329      31,998      22,559      18,675      11,427

Net income           $   195,172 $   203,238 $   175,687 $   157,637 $   137,691
                     =========== =========== =========== =========== ===========

Income per share
 of common stock:

Operating income
 before effect of
 initial application
 of FAS 106          $      3.62 $      3.36 $      2.98 $      2.59 $      2.23
Effect of initial
 application of
 FAS 106                    (.48)        .00         .00         .00         .00
Realized investment
 gains, net of taxes         .74         .63         .44         .35         .20

Net income           $      3.88 $      3.99 $      3.42 $      2.94 $      2.43
                     =========== =========== =========== =========== ===========
Average shares
 outstanding          50,251,676  50,952,147  51,319,143  53,636,223  56,588,878
                     =========== =========== =========== =========== ===========

Total assets         $ 5,640,621 $ 5,256,762 $ 4,945,396 $ 4,474,523 $ 4,543,474
                     =========== =========== =========== =========== ===========

Stockholders'
 equity              $ 1,733,071 $ 1,668,210 $ 1,544,461 $ 1,334,434 $ 1,456,109
                     =========== =========== =========== =========== ===========
Stockholders'
 equity per share
 of common stock     $     35.04 $     33.07 $     30.11 $     25.77 $     25.98
                     =========== =========== =========== =========== ===========

Total assets prior to 1993 were adjusted to reflect the adoption of Financial Accounting Standard (FAS) 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The amounts shown for 1992 to 1989 were increased by $20,925,000, $20,176,000, $19,615,000, and $13,886,000,
respectively, compared to amounts previously reported.

Stockholders' equity was adjusted to reflect adoption of FAS 109 "Accounting for Income Taxes." The amounts shown for 1992 to 1989 were all decreased by $18,555,000 compared to amounts previously reported. Stockholders' equity per share reflects these adjustments, also.


REVENUE BY SOURCES
(In Thousands)

                           1993       1992       1991       1990       1989
Life and accident and
 health insurance      $  986,972 $  965,862 $  956,426 $  946,262 $  936,599
Casualty and
 title insurance           51,462     53,907     53,472     55,164     50,307
Communications            144,961    129,734    125,045    127,330    126,990
Other                       6,282      4,656      4,570      5,656      9,074
Realized investment
 gains                     56,947     48,170     33,963     28,201     17,228

Revenues               $1,246,624 $1,202,329 $1,173,476 $1,162,613 $1,140,198
                       ========== ========== ========== ========== ==========


NET INCOME BY SOURCES
(In Thousands)

                           1993       1992       1991       1990       1989
Life and accident and
 health insurance      $  158,242 $  156,588 $  146,205 $  128,153 $  109,329
Casualty and
 title insurance            7,957      7,027      2,554      6,232      4,927
Communications             17,335     14,169     10,327     10,019     12,505
Other                    (  1,582) (   6,544) (   5,958)  (  5,442)  (    497)
Realized investment
 gains, net of taxes       37,329     31,998     22,559     18,675     11,427
Accumulated post-
 retirement benefit
 obligation, net         ( 24,109)         0          0          0          0

Net income             $  195,172 $  203,238 $  175,687 $  157,637 $  137,691
                       ========== ========== ========== ========== ==========

Item 7.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations


Liquidity

      The Company's liquidity requirements are met primarily by cash flows from the operations of Jefferson-Pilot Life Insurance Company (JPLIFE) and other consolidated subsidiaries. Primary sources of cash from subsidiary operations are premiums, other insurance considerations, investment income and communications revenue. Primary uses of cash in subsidiary operations include payment of insurance benefits, operating expenses and costs related to acquiring new insurance business. Net cash provided by operations on a consolidated basis approximated $160 million, $156 million and $177 million in 1993, 1992 and 1991, respectively.

      Dividends paid to the parent company approximated $103 million in 1993, $128 million in 1992 and $129 million in 1991. While all significant subsidiaries generally pay dividends to the parent company, JPLIFE continues to be its primary source of dividends, and therefore of cash. Dividends that the insurance subsidiaries may pay without prior regulatory approval are subject to statutory limitation. In addition, life insurance companies became subject to risk-based capital requirements beginning in 1993. Neither of these factors are expected to represent practical restrictions on the dividend payment practices or other activities of the parent company in the foreseeable future.

      Proceeds from maturities, redemptions and sales of debt securities, mortgage loan repayments and proceeds from sales of equity securities are the primary sources of cash from investing activities. Continuing a trend related to overall interest rate declines, issuer calls and prepayments increased in 1993. This circumstance, combined with scheduled maturities and sales of certain debt securities expected to be called, resulted in cash proceeds from debt securities transactions approximating $940 million in 1993, compared to $375 million in 1992 and $266 million in 1991. Scheduled maturities for 1994 are less than the levels experienced in the three most recent years. While prediction of future calls and prepayments is complicated by interest rate uncertainties, the Company expects them to continue at some level during 1994.


      Net cash used in investing activities approximated $400 million in 1993, $221 million in 1992 and $228 million in 1991. Reflected for each year are reinvestment of the proceeds from investment transactions, investment of net proceeds from JPLIFE's policyholder contract deposits and investment of net cash provided by current operating activities over that used to pay stockholder dividends and reacquire the Company's common stock. During 1993, the Company also redirected certain short-term investments, primarily cash equivalents, into longer duration investments.

      The Company continues to select investments based on a disciplined strategy focused on long-term performance objectives. Consistent with that strategy, investments acquired during 1993 consisted primarily of investment grade debt securities, mortgage loans of quality and diversification comparable to those previously held, and common stock issues offering acceptable relationships between risk and potential total return. Continuing a three-year trend, the Company increased its investment in new mortgage loans during 1993 to approximately $86 million, compared to $60 million in 1992 and $41 million in 1991. The trend reflects an increase in lending opportunities that are acceptable under the Company's standards. The cost of common stock investments acquired in 1993 approximated $65 million. This increase over 1992 and 1991 levels is primarily due to a dividend-roll program. Provision has been made for declines in value of debt securities considered other than temporary and for estimated unrecoverable amounts related to the mortgage loan portfolio. Debt securities and mortgage loans representing credit problems continue to fall below industry averages.

      The Company's overall investment management strategy encompasses both internal objectives and external circumstances. Its business plan emphasizes growth of the life insurance and other core businesses, achievement of which will require investment of liquid resources. The Company monitors and evaluates securities market conditions and specific external circumstances that may impact individual investment holdings. Asset/liability management strategies may require action in response to such factors as interest rate changes and the effect thereof on prepayment risk. The above-described factors may result in future sales of selected debt securities prior to maturity. In connection with a process begun in 1993, and continuing into 1994, the Company expects that a significant portion of its debt securities will be designated as available for sale in response to these factors. In the first quarter of 1994, the Company will adopt SFAS 115. Under SFAS 115, all equity securities and debt securities classified as available for sale will be stated at value in the consolidated balance sheets. Since classification of the Company's debt securities is not complete, the effect of SFAS 115 on the stated amount of debt securities and the corresponding effects on deferred income tax liabilities, equity and other balance sheet amounts have not yet been determined. Adoption of SFAS 115 will increase the stated amount of equity securities held by the parent company as of January 1, 1994 by $70 million, with associated increases of $28 million in deferred income tax liabilities and $42 million in stockholders' equity.

      During 1993, the Company utilized an uncommitted bank line of credit in application of its asset/liability management strategies. The line permits the Company to request aggregate advances totaling up to $100 million until October 1994. Maximum utilization of the line approximated $40 million during the year and interest expense was not material. Management expects to increase the utilization of external financing sources as considered appropriate and consistent with its investment management and growth strategies.

      The Company has historically reacquired its own common stock whenever management considers it prudent. Cash used in connection with that strategy approximated $51 million in 1993, $36 million in 1992 and $18 million in 1991. The Company expects to continue reacquiring its common stock when considered appropriate, with the extent of those acquisitions to be determined based on securities market conditions and other relevant factors.

Capital Resources

      Consolidated stockholders' equity as of December 31, 1993 amounted to $1.733 billion, compared to $1.668 billion in 1992 and $1.544 billion in 1991 as restated for the effect of adopting SFAS 109 on deferred income tax liabilities. After tax unrealized gains on equity securities included in the preceding amounts approximated $332 million in 1993, $335 million in 1992 and $311 in 1991. The Company regards the regulatory capital status of its insurance subsidiaries, with due consideration to the risk-based capital requirements which became effective for life insurance companies in 1993, to be extremely strong. Management considers existing capital resources to be adequate for the Company's present needs and its business plan places priority on redirecting capital resources presently considered under-utilized into more productive business activities.

      The Company has no outstanding long-term debt and is not a party to an agreement under which significant long-term financing might be provided by an outside party in the future. The Company leases data processing equipment and field office locations, generally under noncancelable lease terms of three to five years. Financing and capital resources considerations are not critical to the decision making process involving leasing activities.

      Cash dividends to stockholders amounted to $78.1 million in 1993, $69.1 million in 1992 and $57.4 million in 1991. The Company has consistently returned cash dividends to its stockholders and expects to continue to do so in the future. Capital resources requirements are not expected to represent practical restrictions on future dividend payment plans.


Results of Operations - 1993 Compared to 1992

      Premiums and other insurance considerations increased by $11.4 million in 1993, to approximately $670 million. The 1993 growth is attributable to individual life premiums and related considerations which increased by 8% over 1992 amounts and improved upon a recent annual growth trend of less than 2% per year. The increase results from implementation of various aspects of the Company's current business plan. Accident and health and casualty and title premiums remained substantially stable during 1993, with the former increasing and the latter decreasing modestly. Net investment income increased by $8.7 million (2.4%) during 1993, with the increase in the debt securities investment base offsetting the effects of a lower interest rate environment. Communications revenue increased by $15.2 million over 1992, to about $145 million, due primarily to a combination of the improved economic environment and measures taken to strengthen the market position of certain broadcast properties, including acquisitions in new and previously existing markets. Realized investment gains increased to $56.9 million in 1993, compared to $48.2 million in 1992, with call premiums and gains from sales of debt securities expected to be called more than offsetting a provision for other than temporary decline in value of certain debt securities ($8 million) and reduced gains on sales of common stocks.

      Life insurance benefits and other credits to policyholders increased from $279 million in 1992 to $296 million in 1993 (6%), with much of the increase attributable to interest credited on interest-sensitive products. Accident and health benefits continued to decline, decreasing from approximately $318 million in 1992 to approximately $306 million in 1993 and reflect the continued emphasis on underwriting and claims management effectiveness. Casualty and title claims decreased by about $2 million in 1993, as reinsurance recoveries on incurred losses more than offset an increase in incurred losses before reinsurance.

      Expenses other than those related to communications operations remained basically flat in 1993 as compared to 1992, reflecting the ongoing benefit of the Company's containment program. A significant consolidation of field offices undertaken in 1993 helped to reduce field office expenses for the year in addition to improving marketing efficiency. Expenses of the communications businesses increased by approximately $12 million due primarily to promotional expenses incurred to strengthen market position, charges related to aged syndicated programming and operating costs of newly acquired properties.

      Income taxes as a percent of before tax income increased to 31.9% in 1993, compared to 28.8% in 1992. The increase resulted from a combination of an increase in the federal tax rate (from 34% to 35%) prescribed by the 1993 Act and the beneficial effect on 1992 income taxes of recoveries and reductions of previously provided amounts related to prior tax assessments.

      Consolidated net income for 1993 reflects a charge of $24.1 million, net of deferred tax benefit, for the cumulative effect of adopting SFAS 106, which required the Company to provide for the cost of postretirement health care and life insurance benefits provided to retirees during the period of their service to the Company instead of on a cash basis after their retirement. The amount of this charge is consistent with the Company's previously reported estimate.

      Before the cumulative effect charge, consolidated after-tax income increased by approximately $16 million during 1993, to $219.3 million. Each of the Company's significant business activities made some contribution to the current year increase. Approximate increases by major business activity, exclusive of realized investment gains were as follows: life and accident and health insurance $2 million, casualty and title insurance $1 million, communications $3 million, and corporate level activities $5 million (primarily through expense reductions). The balance of the 1993 increase in consolidated pre-SFAS 106 income ($5 million) is attributable to the increase in realized investment gains.

Results of Operations - 1992 Compared to 1991

      Premiums and other insurance considerations were $658 million in both 1992 and 1991, with revenue from life, accident and health and other insurance products remaining substantially stable. Net investment income for 1992 increased by $8.1 million over 1991, due primarily to increased investment in debt securities. Revenue from communications operations increased by $4.7 million, to $129.7 million during 1992 due to overall improvement in advertising market conditions and the 1992 elections. Call premiums on debt securities and an increase of $20.3 million in gains from sales of common stocks contributed to a net increase in realized investment gains of $14.2 million, to $48.2 million, during 1992.

      Insurance benefits decreased 2.4% from $642.5 million in 1991 to $627.1 million in 1992. The primary contributing factors were a reduction in surrender benefits of $8.7 million and a reduction in casualty benefits of $6.6 million. The reduction in surrender benefits during 1992 continued a trend which began in 1985, and was favorably affected by declining interest rates. The reduction in casualty benefits reflects an improvement in loss experience, which was due in part to more selective underwriting practices. Increases in general and administrative expenses of the insurance businesses and communications operating expenses during 1992 were modest, reflecting ongoing aggressive expense management. Effective income tax rates for 1992 and 1991 were consistent, with each year benefitting from recoveries of amounts paid and reductions of amounts previously provided for prior year tax assessments.

      On a consolidated basis, net income increased from $175.7 million in 1991 to $203.2 million in 1992 ($27.5 million). Each of the Company's principal business activities contributed to the increase in net income, with net income from the core business of life and accident and health insurance increasing by $10.4 million, net income from other insurance operations increasing by $4.5 million and net income from communications operations increasing by $3.8 million. The balance of the increase in net income during 1992 is attributable to realized investment gains.

Item 8.  Financial Statements and Supplementary Data

                MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA

                    Jefferson-Pilot Corporation and Subsidiaries
                     (In Thousands Except Per Share Information)
                                                               1993
                                               March      June    September  December
                                                31         30         30        31
Revenues, including net investment income
  and realized gains on investments          $306,716   $308,060   $302,672  $329,176
Benefits and expenses                         234,805    231,351    223,818   234,619
Provision for income taxes                     21,976     24,468     26,380    29,926
Accumulated postretirement benefit
  obligation, net                             (24,109)         0          0         0

Net income                                   $ 25,826   $ 52,241   $ 52,474  $ 64,631
                                             ========   ========   ========  ========

Per share                                    $    .51   $   1.04   $   1.04  $   1.30
                                             ========   ========   ========  ========


                                                               1992
                                               March      June    September  December
                                                31         30         30        31
Revenues, including net investment income
  and realized gains on investments          $299,985   $296,146   $299,609  $306,589
Benefits and expenses                         230,961    229,156    229,143   227,443
Provision for income taxes                     19,765     18,730     21,406    22,487

Net income                                   $ 49,259   $ 48,260   $ 49,060  $ 56,659
                                             ========   ========   ========  ========

Per share                                    $    .96   $    .94   $    .96  $   1.12
                                             ========   ========   ========  ========


                                                              1991
                                               March      June    September  December
                                                31         30         30        31
Revenues, including net investment income
 and realized gains on investments           $290,964   $290,756   $289,989  $301,768
Benefits and expenses                         234,207    228,563    232,420   233,520
Provision for income taxes                     15,224     18,520     15,170    20,167

Net income                                   $ 41,533   $ 43,673   $ 42,399  $ 48,081
                                             ========   ========   ========  ========

Per share                                    $    .81   $    .85   $    .83  $    .94
                                             ========   ========   ========  ========

       Financial statements and notes included on pages 29 through 49 of the Annual Report of Jefferson-Pilot Corporation to its shareholders for the year ended December 31, 1993, are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure

       None.

                                  Part III


Item 10.  Directors and Executive Officers of the Registrant

      (a) Identification of Directors

      The information included under the heading "Election of Directors,"

of the Proxy Statement of Jefferson-Pilot Corporation to its shareholders,

in connection with the Annual Meeting to be held on May 2, 1994 (the "Proxy

Statement"), is incorporated herein by reference.  Louis C. Stephens, Jr.,

age 72, whose term as a director will expire at the May 2, 1994 Annual

Meeting of Shareholders (the "Annual Meeting"), has served as a director since 1970.  Mr. Stephens is not currently serving in another position or office with Jefferson-Pilot Corporation.  There are no arrangements or understandings between any director and any other person pursuant to which such director was or is to be selected as a director or nominee.


     (b) Identification of Executive Officers

     The following is a list of Jefferson-Pilot Corporation executive officers, their ages and positions, as of March 7, 1994:


       Name             Age        Position (Date elected to position)

David A. Stonecipher     52        President and Chief Executive Officer
                                   (March 1, 1993); Director

William E. Blackwell     61        Executive Vice President
                                   (May 5, 1986); Director

C. Randolph Ferguson     48        Senior Vice President
                                   (May 1, 1989); Director

Dennis R. Glass          44        Senior Vice President, Chief
                                   Financial Officer and Treasurer
                                   (October 18, 1993)

John D. Hopkins          56        Senior Vice President and General
                                   Counsel (April 19, 1993);
                                   Secretary (January 1, 1994)



                                   III-1

Kenneth C. Mlekush       55        Senior Vice President
                                   (February 8, 1993)

John T. Still, III       46        Senior Vice President - Corporate
                                   Development (May 5, 1986)

E. Jay Yelton            54        Senior Vice President
                                   (October 18, 1993)

Dean F. Chatlain         43        Vice President and Tax Counsel
                                   (February 13, 1989)

Gary L. McGuirk          49        Vice President - Internal Auditing
                                   (January 1, 1992)

Jimmy W. Shoffner        55        Vice President and Assistant
                                   Treasurer (May 4, 1992)

J. Allen Wyatt           48        Vice President - Corporate Planning
                                   (May 1, 1989)

There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.  All executive officers hold office at the will of the Board.

     (c) Identification of Certain Significant Employees

     None.

     (d) Family Relationships

     There are no family relationships among the officers, directors or nominees.

     (e) Business Experience

     Directors and Nominees - The information included under the heading

"Election of Directors," of the Proxy Statement is incorporated herein by reference.  Louis C. Stephens, Jr., whose term as a director will expire at the Annual Meeting, has been retired since December, 1986.  Prior thereto, he served as Vice President of Jefferson-Pilot Corporation and

President of Pilot Life Insurance Company.



                                    III-2

     Executive Officers - Messrs. Blackwell, Ferguson, Still, Chatlain,

and McGuirk have served in various executive capacities with

Jefferson-Pilot Corporation over the past five years.  Information on

Mr. Stonecipher, set forth under the heading "Election of Directors" of the Proxy Statement, is incorporated herein by reference.  For the past five years, Mr. Wyatt has served in various executive capacities with either Jefferson-Pilot Corporation or Jefferson-Pilot Life Insurance

Company (wholly-owned by Jefferson-Pilot Corporation).  For the past five years, Mr. Shoffner has served in various executive capacities with

Jefferson-Pilot Life Insurance Company.  Mr. Glass joined Jefferson-Pilot

Corporation in October, 1993.  From 1991 to October, 1993, he was associated with Protective Life Corp., having last served as Executive Vice President and CFO of that company.  From 1983 to 1991, he was associated with

The Portman Companies, having last served that company as Executive Vice

President and CFO.  Mr. Hopkins joined Jefferson-Pilot Corporation in

April, 1993 and for more than five years prior thereto was a partner in the

Atlanta law firm of King & Spalding.  Mr. Mlekush joined Jefferson-Pilot

Corporation in January, 1993.  From February, 1989 until December, 1992,

he was associated with Southland Life Insurance Company and its parent,

GeorgiaUS, having last served as President and Chief Operating Officer of Southland Life and Executive Vice President of GeorgiaUS.  Prior to

February, 1989, he was associated with Sun Life Insurance Company of

America, Inc., having last served as Senior Vice President-Marketing.

Mr. Yelton joined Jefferson-Pilot Corporation in October, 1993 and for more than five years prior thereto was President of The Investment Centre.







                                   III-3

     (f) Involvement in Certain Legal Proceedings

       There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability or integrity of any executive officer, director or nominee during the past five years.

     Compliance With Section 16(a)

     Information under the heading "Election of Directors," of the Proxy

Statement, relating to delinquent filers under Section 16(a) of the Exchange

Act of 1934, is incorporated herein by reference.


Item 11. Executive Compensation

     The information included under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The information included under the heading "Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

     (b) Security Ownership by Management

     Information included under the heading "Election of Directors" of the

Proxy Statement is incorporated herein by reference.  In addition, the following table sets forth information regarding the ownership of Jefferson-

Pilot Corporation's common stock, as of March 7, 1994, by named executive officers who are not currently acting as directors:









                                   III-4

Name of Beneficial         Amount and Nature of
     Owner                 Beneficial Ownership        Percent of Class

W. Roger Soles                   113,943                      **

Kenneth C. Mlekush                25,420*                     **

John D. Hopkins                   25,500*                     **

Thomas Fee                        41,286                      **

*The number of shares owned for each of Messrs. Mlekush and Hopkins assumes that options held by each of them covering shares of common stock in the following amounts, which are exercisable within 60 days of March 7, 1994,

have been exercised:  Mr. Mlekush - 25,000; Mr. Hopkins - 22,500.

**Less than one percent (1%) of the Corporation's outstanding common stock.

     (c)Change in Control

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 13. Certain Relationships and Related Transactions

     The information included under the heading "Compensation Committee

Interlocks and Insider Participation" of the Proxy Statement is incorporated herein by reference.





















                                   III-5

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1) and (2) -- The responses to these portions of Item 14 are submitted as a separate section of this report. (See F-1.)
          (3) - See List and Index of Exhibits on page F-18 of this report.

  (b) There were no reports on Form 8-K for the three months ended December 31, 1993.

  (c)     Exhibits are submitted as a separate section of this report.
          (See F-18.)

  (d)     Financial Statement Schedules -- The response to this portion of
          Item 14 is submitted as a separate section of this report.  (See
          F-1.)


Undertakings

For the purposes of complying with the amendments to the rules governing
Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-36778 (filed March 23, 1970) and 2-56410 (filed May 12, 1976)
and 33-30530 (filed August 15, 1989), and in outstanding effective registration statements on Form S-16 included in such S-8 filings:

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.








                                    IV-1

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               JEFFERSON-PILOT CORPORATION
                                                        (Registrant)


                            BY (SIGNATURE)     David A. Stonecipher
                            (NAME AND TITLE)   David A. Stonecipher, President
                                               (Principal Executive Officer)


                            BY (SIGNATURE)     Dennis R. Glass
                            (NAME AND TITLE)   Dennis R. Glass, Senior Vice
                                                 President and Treasurer
                                               (Principal Financial Officer)

    March 29, 1994
       (DATE)


BY (SIGNATURE)       Thomas M. Belk
(NAME AND TITLE)     Thomas M. Belk, Director
DATE                 March 29, 1994

BY (SIGNATURE)       William E. Blackwell
(NAME AND TITLE)     William E. Blackwell, Director
DATE                 March 29, 1994

BY (SIGNATURE)       Edwin B. Borden
(NAME AND TITLE)     Edwin B. Borden, Director
DATE                 March 29, 1994

BY (SIGNATURE)       William H. Cunningham
(NAME AND TITLE)     William H. Cunningham, Director
DATE                 March 29, 1994

BY (SIGNATURE)       C. Randolph Ferguson
(NAME AND TITLE)     C. Randolph Ferguson, Director
DATE                 March 29, 1994

BY (SIGNATURE)       Robert G. Greer
(NAME AND TITLE)     Robert G. Greer, Director
DATE                 March 29, 1994






                                    IV-2

                                 SIGNATURES
                                 (continued)




BY (SIGNATURE)       A. Linwood Holton, Jr.
(NAME AND TITLE)     A. Linwood Holton, Jr., Director
DATE                 March 29, 1994

BY (SIGNATURE)
(NAME AND TITLE)     Hugh L. McColl, Jr., Director
DATE                 March 29, 1994

BY (SIGNATURE)       Charles W. McCoy
(NAME AND TITLE)     Charles W. McCoy, Director
DATE                 March 29, 1994

BY (SIGNATURE)       E. S. Melvin
(NAME AND TITLE)     E. S. Melvin, Director
DATE                 March 29, 1994

BY (SIGNATURE)
(NAME AND TITLE)     William P. Payne, Director
DATE                 March 29, 1994

BY (SIGNATURE)       Donald S. Russell, Jr.
(NAME AND TITLE)     Donald S. Russell, Jr., Director
DATE                 March 29, 1994

BY (SIGNATURE)       Robert H. Spilman
(NAME AND TITLE)     Robert H. Spilman, Chairman
DATE                 March 29, 1994

BY (SIGNATURE)       Louis C. Stephens, Jr.
(NAME AND TITLE)     Louis C. Stephens, Jr., Director
DATE                 March 29, 1994

BY (SIGNATURE)       Martha A. Walls
(NAME AND TITLE)     Martha A. Walls, Director
DATE                 March 29, 1994
















                                    IV-3

        List of Financial Statements and Financial Statement Schedules

Financial Statements:
      The following financial statements and independent auditor's report included in the Annual Report of Jefferson-Pilot Corporation to its shareholders for the year ended December 31, 1993 are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 (b), 3, 8 and 14 (a) 1 and 2 herein, the 1993 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                              Annual Report
                                                                 -Pages-

 Independent Auditor's Report                                       29
 Consolidated Balance Sheets as of December 31, 1993
  and 1992                                                       30 - 31
 Consolidated Statements of Income for the Years Ended
  December 31, 1993, 1992 and 1991                                  32
 Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1993, 1992 and 1991              33
 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1993, 1992 and 1991                            34
 Notes to Consolidated Financial Statements                      35 - 49

Financial Statement Schedules:
                                                                Form 10-K
                                                                 -Pages-

 Independent Auditor's Report on Schedules                         F-2

 Schedule I - Summary of Investments - Other Than
  Investments in Related Parties                                F-3 - F-4

 Schedule III - Financial Statements of
  Jefferson-Pilot Corporation:
   Balance Sheets as of December 31, 1993 and 1992              F-5 - F-6
   Statements of Income for the Years Ended December 31,
    1993, 1992, and 1991                                           F-7
   Statements of Cash Flows for the Years Ended
    December 31, 1993, 1992, and 1991                              F-8
   Notes to Financial Statements                                F-9 - F-12

 Schedule V - Supplementary Insurance Information              F-13 - F-14

 Schedule VI - Reinsurance                                     F-15 - F-16

 Schedule IX - Short Term Borrowings                               F-17

 List and Index of Exhibits                                    F-18 - F-20

 All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because either they pertain to items which are not applicable or to items which are not signifi-cant or to items for which the required disclosures have been included in the financial statements or notes thereto.


                 INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




To the Board of Directors
Jefferson-Pilot Corporation
Greensboro, North Carolina

       In connection with our audits of the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which are referred to in our report dated February 4, 1994 and incorporated herein by reference, we also audited schedules I, III, V, VI and IX contained herein.

       In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein in conformity with generally accepted accounting principles.




                                          McGLADREY & PULLEN



Greensboro, North Carolina
February 4, 1994



















                      JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          SCHEDULE I - SUMMARY OF INVESTMENTS -
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                                    December 31, 1993
                 Column A                   Column B        Column C        Column D
                                                                        Amount at Which
                                                                         Shown in the
                                                                         Consolidated
            Type of Investment               Cost (a)        Value       Balance Sheet
Debt securities:
  Bonds and other debt instruments:
    United States Government and
     government agencies,
     corporations, and authorities        $1,348,906,087 $1,442,601,414 $1,348,906,087
    States, municipalities and
     political subdivisions                   85,267,453     93,430,272     85,267,453
    Public utilities                         702,102,765    747,169,000    702,102,765
    All other corporate (b)                1,064,475,236  1,138,299,314  1,060,082,297
  Redeemable preferred stocks (b)             25,901,021     25,500,000     25,519,682

        Total debt securities             $3,226,652,562 $3,447,000,000 $3,221,878,284
                                                         ==============
Equity securities:
  Common stocks:
    Public utilities                      $  132,815,305 $  280,023,316 $  280,023,316
    Banks, trust, and insurance
     companies                                58,414,623    316,921,371    316,921,371
    Industrial and all other (c)              79,341,815    246,282,702    176,182,639
  Nonredeemable preferred stocks              55,098,317     60,312,559     60,312,559

        Total equity securities           $  325,670,060 $  903,539,948 $  833,439,885
                                                         ==============
  Mortgage loans on real estate (b)       $  585,144,890                $  583,644,890

  Real estate acquired by foreclosure(b)  $   10,803,340                $    8,473,555

  Other real estate held for investment   $   22,485,727                $   22,485,727

  Policy loans                            $  214,602,913                $  214,602,913

  Other long-term investments             $   29,347,089                $   29,347,089

  Short-term investments, other
    than cash equivalents                 $    3,065,000                $    3,065,000

        Total investments                 $4,417,771,581                $4,916,937,343
                                          ==============                ==============



                                     (Continued)


                      JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          SCHEDULE I - SUMMARY OF INVESTMENTS -
                  OTHER THAN INVESTMENTS IN RELATED PARTIES (CONTINUED)

                                  December 31, 1993

   (a) Cost of debt securities is original cost, reduced by repayments and adjusted for amortization of premiums and accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.

   (b) Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances and declines in value that are other than temporary.

   (c) This line includes common stocks held by the parent company which are stated in the consolidated balance sheet at cost of $4,653,937 and have a market value of $74,754,000.
































                    JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION

                              December 31, 1993 and 1992
                                                                  SCHEDULE III


             ASSETS                                   1993             1992

Cash and investments:
  Cash and cash equivalents                     $       10,174   $  110,287,387

  Short-term investments                        $    3,065,000   $   42,248,230

  Debt securities (Note 2)                      $  140,660,581   $      -

  Equity securities (Note 2)                    $    4,653,937   $    5,349,112

Investments in subsidiaries (Note 2):
  Jefferson-Pilot Life Insurance Company        $1,434,964,119   $1,369,488,992
  Jefferson-Pilot Fire & Casualty Company           68,219,638       62,715,522
  Jefferson-Pilot Title Insurance Company           25,778,108       24,761,516
  Jefferson-Pilot Communications Company            54,656,615       47,985,284
  Jefferson-Pilot Data Services, Inc.               14,728,420       16,918,145
  Other subsidiaries

                                                $1,606,261,034   $1,527,085,481

Other investments                               $    1,625,729   $      996,995

     Total cash and investments                 $1,756,276,455   $1,685,967,205

Amounts due from subsidiaries                       38,374,033        3,311,263

Other assets                                    $   11,649,353   $    2,367,321

                                                $1,806,299,841   $1,691,645,789
                                                ==============   ==============


See Notes to Condensed Financial Statements.


                                (Continued)










                      JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION (continued)


                             December 31, 1993 and 1992            SCHEDULE III


       LIABILITIES AND STOCKHOLDERS' EQUITY            1993            1992


Liabilities:
  Notes payable (Note 3)                         $   39,700,000  $       -
  Accounts payable and accrued expenses              14,238,466  $    6,283,997
  Dividends payable                                  19,291,000      17,152,000

        Total liabilities                        $   73,229,466  $   23,435,997

Commitments and contingent liabilities (Note 4)

Stockholders' equity (Notes 2, 5 and 6):
  Common stock, par value $1.25 per share,
    authorized 150,000,000 shares; issued
    1993 49,464,495 shares; 1992 50,438,907
    shares                                       $   61,830,619  $   63,048,634
  Retained earnings, including equity in
    undistributed net income of subsidiaries
    1993 $1,220,151,215; 1992 $1,133,356,587      1,339,671,590   1,270,342,008
  Equity in net unrealized gains on equity
    securities held by insurance
    subsidiaries less deferred income taxes
    1993 $176,201,659; 1992 $170,852,455            331,568,166     334,819,150

                                                 $1,733,070,375  $1,668,209,792

                                                 $1,806,299,841  $1,691,645,789
                                                 ==============  ==============


See Notes to Condensed Financial Statements.















                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

            CONDENSED STATEMENTS OF INCOME OF JEFFERSON-PILOT CORPORATION

                     Years Ended December 31, 1993, 1992 and 1991           SCHEDULE III

                                                  1993           1992            1991
Income:
  Dividends from subsidiaries:
    Jefferson-Pilot Life Insurance
     Company                                  $  91,256,674  $ 116,051,951  $ 105,034,831
    Jefferson-Pilot Fire & Casualty
     Company                                      4,300,000          -          4,000,000
    Jefferson-Pilot Title Insurance
     Company                                      1,800,000      1,500,000      1,500,000
    Jefferson-Pilot Communications Company        5,000,000     10,000,000     25,979,137
    Other subsidiaries                              400,000        387,000        695,000

                                              $ 102,756,674  $ 127,938,951  $ 137,208,968

  Other investment income, including
    interest from subsidiaries (Note 7)           7,451,363      5,614,534      4,708,306
  Realized investment gains                      11,134,594        402,169      4,238,922

                                              $ 121,342,631  $ 133,955,654  $ 146,156,196

Expenses                                         11,512,825     17,470,089     15,226,453

    Income before income taxes (benefits)
      and equity in undistributed earnings
      of subsidiaries                         $ 109,829,806  $ 116,485,565  $ 130,929,743

Income taxes (benefits) (Note 8)                  1,452,456     (5,491,839)    (3,269,959)

    Income before equity in undistributed
      earnings of subsidiaries                $ 108,377,350  $ 121,977,404  $ 134,199,702

Equity in undistributed net income
 of subsidiaries:
   Jefferson-Pilot Life Insurance Company     $  72,942,220     71,919,386  $  60,117,543
   Jefferson-Pilot Fire & Casualty Company        2,909,525      6,597,763   (  2,543,293)
   Jefferson-Pilot Title Insurance Company          200,038        542,363        747,140
   Jefferson-Pilot Communications Company         6,671,329      1,664,967   ( 16,497,960)
   Other subsidiaries, net                        4,071,516        536,172   (    336,380)

                                              $   86,794,628  $  81,260,651  $  41,487,050

  Net income                                  $  195,171,978  $ 203,238,055  $ 175,686,752
                                              ==============  =============  =============

See Notes to Condensed Financial Statements.





                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          CONDENSED STATEMENTS OF CASH FLOWS OF JEFFERSON-PILOT CORPORATION

                     Years Ended December 31, 1993, 1992 and 1991             SCHEDULE III

                                                  1993            1992           1991
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                $ 195,171,978  $ 203,238,055  $ 175,686,752
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Equity in undistributed net
          income of subsidiaries                (86,794,628)   (81,260,651)   (41,487,050)
        Realized investment gains               (11,134,594)      (402,169)    (4,238,922)
        Change in accrued items and
          other adjustments, net                    677,280     (3,160,617)       685,772

     Net cash provided by operating
        activities                            $  97,920,036  $ 118,414,618  $ 130,646,552

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales (purchases) of short-
      term investments, net                   $  39,183,230  $ (34,057,070) $   5,077,588
    Purchases of investments in debt
      securities                               (200,511,406)        -              -
    Proceeds from sales of investments           71,937,217      1,865,571      4,588,369
    Proceeds from retirement of
      subsidiary's preferred stock                4,200,000         -              -
    Collection of notes receivable                1,793,224      1,432,002      4,394,270
    Acceptance of notes receivable
      from subsidiaries                         (36,500,000)      (480,000)    (1,060,000)
    Other, net                                    1,861,111         (9,597)      (717,388)

      Net cash provided by (used in)
        investing activities                  $(118,036,624) $ (31,249,094) $  12,282,839

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowings       $  39,700,000  $      -       $      -
    Cash dividends                              (78,125,073)   (69,100,414)   (57,429,771)
    Common stock reacquired                     (50,680,048)   (36,125,110)   (17,845,454)
    Other                                        (1,055,504)     5,341,571      3,556,415

      Net cash (used in) financing
        activities                            $ (90,160,625) $ (99,883,953) $ (71,718,810)

      Net increase (decrease) in cash
        and cash equivalents                  $(110,277,213) $ (12,718,429) $  71,210,581

Cash and cash equivalents:
  Beginning                                     110,287,387    123,005,816     51,795,235

  Ending                                      $      10,174  $ 110,287,387  $ 123,005,816
                                              =============  =============  =============

See Notes to Condensed Financial Statements.

                    JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED FINANCIAL STATEMENTS OF JEFFERSON-PILOT CORPORATION

                                                                  SCHEDULE III

Note 1.    Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of the financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned sub-sidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Jefferson-Pilot Corporation Annual Report to Shareholders for the year ended December 31, 1993.

       Short-term investments are stated at cost which approximates value. Debt securities are stated at amortized cost, and equity securities are stated at cost. Other significant accounting policies of the Company and its subsidiaries are as set forth in Note 1 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.


Note 2.    Investment Information

       Debt securities held by the Company consist of U.S. Treasury notes maturing in the years 2000 through 2003 and have aggregate fair value approximating $139,000,000.

       Equity securities held by the Company have aggregate market value approximating $74,754,000 in 1993 and $56,900,000 in 1992, resulting in unrealized gains of $70,100,000 and $51,551,000, respectively. Since the equity securities are stated at cost, related unrealized gains are not reflected in the accompanying balance sheets.

       Net unrealized gains on equity securities held by insurance subsidiaries, reduced by the subsidiaries' related deferred income tax liabilities, are included in the carrying amount of the Company's investments in those subsidiaries with corresponding credits included in stockholders' equity.


Note 3.    Notes Payable

       Information about notes payable is contained in Note 5 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.

Note 4.    Commitments and Contingent Liabilities

       Information about commitments and contingent liabilities involving the Company and its subsidiaries is contained in Notes 11 and 14 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.

Note 5.    Common Stock and Stock Options

       Information about common stock and stock options is contained in
       Note 6 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.


Note 6.    Retained Earnings

       Information about certain limitations affecting the amount of dividends that the insurance subsidiaries may pay to the Company without the approval of the Insurance Commissioner of the State of North Carolina is contained in Note 7 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.


Note 7.    Other Investment Income

       Other investment income consists principally of interest on cash equivalents, short-term investments, and debt securities and dividends on investments in common stocks. Interest from subsidiaries included in other investment income was not material in any year presented.


Note 8.    Income Taxes (Benefits)

       During 1993, the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Information about the requirements of SFAS 109 is contained in Note 9 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.

       As disclosed in the above-mentioned consolidated financial statements, the Company and its subsidiaries elected to restate prior year financial statements to give retroactive effect to the new income tax accounting standards under SFAS 109. Accordingly, retained earnings as of December 31, 1992, as reported in the accompanying balance sheet, has been reduced by $18,555,593, with corresponding reductions in the carrying amount of investments in subsidiaries and deferred income tax assets (included with other assets) of $16,858,938 and $1,696,655, respectively. Statements of income for 1992 and 1991 have not been restated because the SFAS 109 standards had negligible effect on net income for those years.

       Income taxes (benefits) as reported in the statements of income differ from the amounts which result from applying the maximum federal income tax rates of 35% in 1993 and 34% in 1992 and 1991 to income before income taxes and equity in undistributed earnings of subsidiaries.
       The predominant reason for the difference is elimination of dividends from subsidiaries in arriving at income subject to income taxes. Net deferred income tax assets as of December 31, 1993 and 1992 are not material and have been included with other assets. The deferred components of income taxes (benefits) was not material in any year presented.

       The Company pays the federal income taxes indicated on its consolidated federal income tax return and collects from subsidiaries the amounts which the subsidiaries would have paid had they filed separate returns (or pays to them the benefits resulting from including their losses in the return).

       Information about untaxed life insurance company income and the status of the Company and its subsidiaries with respect to federal income tax return examinations is contained in Note 9 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.


Note 9.    Postretirement Benefit Plans

       Information about postretirement benefit plans sponsored by the Company and its subsidiaries is contained in Note 10 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.

       The effect of adopting SFAS 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" during 1993 is reflected primarily in equity in undistributed net income of subsidiaries, as are substantially all postretirement benefits expenses.


Note 10.   New Accounting Standards

       Information about accounting standards issued during 1993 which will, or may have, an effect on the Company's financial statements and those of its subsidiaries when adopted is contained in Note 2 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1993.

       One of the new standards is SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", which will be effective for the Company's 1994 financial statements. Among the requirements of SFAS 115 will be that the Company's equity securities be stated at market value. Adoption of SFAS 115 as of January 1, 1994 will increase the stated amount of equity securities held by the Company by $70,100,000, with corresponding credits of approximately $28,040,000 to deferred income tax liabilities and $42,060,000 to stockholders' equity.
       The effect of adopting SFAS 115 on the carrying amounts of debt securities and investments in subsidiaries has not yet been determined since the required classification of debt securities held by the Company and its subsidiaries is not complete.















































                                   F-12

                           JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                         SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION

                                     For the Years Indicated
      Column A        Column B      Column C      Column D    Column E      Column F
                                                  Deferred
                                  Future Policy   Revenue
                      Deferred      Benefits        and     Other Policy   Premiums
                       Policy      and Policy-    Premiums   Claims and    and Other
                    Acquisition  holder Contract Collected     Benefits    Consider-
      Segment(a)       Costs       Deposits(b)   in Advance  Payable(c)     ations
As of or Year Ended
 December 31, 1993
  All Lines         $277,731,000 $2,954,247,000 $21,680,000 $478,386,000 $669,848,000
                    ============ ============== =========== ============ ============

As of or Year Ended
 December 31, 1992
  All Lines         $260,162,000 $2,731,357,000 $21,280,000 $463,624,000 $658,401,000
                    ============ ============== =========== ============ ============

As of or Year Ended
 December 31, 1991
  All Lines         $248,627,000 $2,562,303,000 $20,278,000 $463,885,000 $658,263,000
                    ============ ============== =========== ============ ============


      Column A        Column G    Column H     Column I      Column J     Column K
                                 Benefits,    Amortization
                                  Claims,     of Deferred
                        Net      Losses and      Policy        Other
                     Investment  Settlement   Acquisition    Operating    Premiums
     Segment(a)        Income     Expenses(d)    Costs      Expenses(e)  Written(f)

As of or Year Ended
 December 31, 1993
  All Lines         $369,575,000 $629,819,000 $25,083,000  $153,116,000 $ 42,702,000
                    ============ ============ ===========  ============ ============

As of or Year Ended
 December 31, 1992
  All Lines         $360,882,000 $627,136,000 $ 22,603,000 $162,052,000 $ 44,116,000
                    ============ ============ ============ ============ ============

As of or Year Ended
 December 31, 1991
  All Lines         $352,772,000 $642,531,000 $ 23,719,000 $156,393,000 $ 44,202,000
                    ============ ============ ============ ============ ============


                                       (continued)

                                       F-13

                              SCHEDULE V - CONTINUED


(a) The life insurance segment is the Company's only insurance industry segment which meets the criteria for segment information disclosure contained in SFAS 14 "Financial Reporting for Segments of a Business Enterprise." Therefore, information related to other insurance operations (property and casualty and title insurance) has been combined with information related to life insurance operations for purposes of this schedule.

(b) Future policy benefits include a provision for liabilities related to life and annuity and accident and health business. Future policy benefits as of December 31, 1992 and 1991 have been restated and increased by $12,993,000 and $11,100,000, respectively, to reflect the adoption of SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" during 1993.

(c) Other policy claims and benefits payable include dividend accumu-lations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders, casualty insurance unearned premiums and losses payable, and other policy liabilities. Other policy claims and benefits payable as of December 31, 1992 and 1991 have been restated and increased by $7,932,000 and $9,076,000 respectively, to reflect the adoption of SFAS 113 during 1993.

(d) Benefits, claims, losses, and settlement expenses for 1992 and 1991 have been increased by $16,997,000 and $16,598,000, respectively, to reflect the reclassification of dividends to participating policyholders for conformity with 1993 presenta-tion.

(e) Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $10,945,000 in 1993, $10,553,000 in 1992 and $10,285,000
      in 1991.

      Other operating expenses for 1992 and 1991 have been reduced by $16,997,000 and $16,598,000, respectively, to reflect the reclassification of dividends to participating policyholders to Column H "Benefits, Claims, Losses, and Settlement Expenses" for conformity with 1993 presentation.

(f) Consists of net premiums written on property and casualty insurance only. Does not apply to life insurance or title insurance.









                                  F-14

                           JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                    SCHEDULE VI - REINSURANCE

                                     For the Years Indicated
      Column A          Column B        Column C       Column D      Column E      Column F
                                                                                  Percentage
                                        Ceded to       Assumed                     of amount
                                         Other        From Other                  assumed to
                      Gross Amount      Companies     Companies     Net Amount      net(b)
Year Ended
 December 31, 1993:
  Life insurance
   in force at
   end of year      $ 41,574,012,000 $2,216,681,000 $  17,114,000 $39,374,445,000      -
                    ================ ============== ============= ===============
Premiums: (a)
  Life insurance    $    219,805,000 $    8,948,000 $     161,000 $   211,018,000     .1%
  Accident and
   health insurance      395,767,000      9,016,000      (143,000)    386,608,000      -

  Total Premiums    $    615,572,000 $   17,964,000 $      18,000 $   597,626,000      -
                    ================ ============== ============= ===============


Year Ended
 December 31, 1992:
  Life insurance
   in force at
   end of year      $ 40,816,896,000 $1,970,154,000 $  26,293,000 $38,873,035,000     .1%
                    ================ ============== ============= ===============
Premiums: (a)
  Life insurance    $    208,044,000 $    6,761,000 $     384,000 $   201,667,000     .2%
  Accident and
   health insurance      391,502,000      7,998,000        48,000     383,552,000      -

  Total Premiums    $    599,546,000 $   14,759,000 $     432,000 $   585,219,000     .1%
                    ================ ============== ============= ===============


Year Ended
 December 31, 1991:
  Life insurance
   in force at
   end of year      $ 38,411,661,000 $1,792,369,000 $  48,554,000 $36,667,846,000     .1%
                    ================ ============== ============= ===============
Premiums: (a)
  Life insurance    $    199,992,000 $    7,789,000 $     557,000 $   192,760,000     .3%
  Accident and
   health insurance      389,063,000      7,871,000     1,432,000     382,624,000     .4%

  Total Premiums    $    589,055,000 $   15,660,000 $   1,989,000 $   575,384,000     .4%
                    ================ ============== ============= ===============

                                       (continued)

                                            F-15

                          SCHEDULE VI - CONTINUED


(a) Included with life insurance premiums are premiums on ordinary life insurance products and mortality charges on interest-sensitive products.

(b) Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.















































                                     F-16

                       JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                           SCHEDULE IX - SHORT-TERM BORROWINGS

                                    December 31, 1993

  Column A      Column B      Column C      Column D      Column E        Column F
 Category of                                 Maximum      Average          Weighted
  Aggregate                   Weighted       Amount        Amount          Average
 Short-Term    Balance at      Average     Outstanding   Outstanding    Interest Rate
 Borrowings   End of Period Interest Rate During Period During Period   During Period
Notes payable
   (a)        $  39,700,000         3.45% $  41,200,000 $   2,812,500(b)        3.33%(c)
              ============= ============  ============= =============   =============

(a) Notes payable represent unsecured bank borrowings under an uncommitted line of credit established in 1993. The Company may request aggregate advances of up to $100 million through October 1994.

(b) The average amount outstanding during the period was computed on the basis of daily balances.

(c) The weighted average interest rate during the period was computed by dividing actual interest expense by the average amount outstanding during the period.

                             List and Index of Exhibits


Reference
Number Per
Exhibit Table           Description of Exhibit                      -Page-


   (3)        (i)   Articles of Incorporation and amendments          -
                    thereto were included in Form 10-K for the year ended December 31, 1991. Such
                    Form is incorporated herein by reference.


              (ii)  By-laws as currently in effect were               -
                    included in Form 10-K  for the year
                    ended December 31, 1992.  Such Form
                    is incorporated herein by reference.


   (4)        Rights Agreement dated as of August 1, 1988             -
              between  Jefferson-Pilot  Corporation  and
              First Union National Bank (incorporated by reference to Exhibit 1 to Report on Form
              8-K dated August 5, 1988).


   (10)       The following contracts and plans:

              (i)   Employment contract, as amended to                -
                    date, between the Registrant and
                    W. Roger Soles, a former officer of
                    Registrant, was included in Form 10-K
                    for the year ended December 31, 1992,
                    and incorporated herein by reference.


              (ii)  Employment  contract, between  the                -
                    Registrant and David A. Stonecipher,
                    an officer of the  Registrant, was
                    included in Form 10-K for the year
                    ended  December  31, 1992,  and is
                    incorporated  herein by reference.


              (iii) Employment  contract, between the                 -
                    Registrant and Kenneth C. Mlekush,
                    an officer of the Registrant, was
                    included in Form 10-K for the year
                    ended  December 31, 1992,  and is
                    incorporated herein by reference.

             (iv)   Incentive Compensation 1993 was                   -
                    included in  Form 10-K  for the
                    year  ended  December 31, 1992,
                    and is  incorporated  herein by
                    reference.


             (v)    The summary of the long term                      -
                    incentive plan payments included
                    under the heading "Incentive and
                    Reward" of the Proxy Statement
                    is incorporated herein by reference.


             (vi)   Employment contract between the              F-21 - F-22
                    Registrant and John D. Hopkins, an
                    officer of the Registrant (Provided
                    as part of the electronic  filing).


             (vii)  Employment contract between the              F-23 - F-24
                    Registrant and Dennis R. Glass, an
                    officer of the Registrant (Provided
                    as part of the electronic filing).


             (viii) Employment contract between the              F-25 - F-26
                    Registrant and E. J. Yelton, an
                    officer of the Registrant (Provided
                    as part of the electronic filing).


   (11)      Basis For Computation of Per Share Earnings             F-27
             (Provided as part of the electronic filing).


   (13)      Portion of Annual Report to Shareholders            F-28 - F-61
             (Provided as part of the electronic filing).

   (21)      Subsidiaries of the Registrant                       F-62 - F-63
             (Provided as part of the electronic filing).


   (23)      Accountant's Consent  (Provided as part of              F-64
             the electronic filing).