Form 10-Q
period 1994-03-31
JEFFERSON PILOT CORP
filed 1994-05-12
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1994                 Commission file number 1-5955


                          Jefferson-Pilot Corporation
             (Exact name of registrant as specified in its charter)



             North Carolina                                  56-0896180
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)



   100 North Greene Street, Greensboro, North Carolina                 27401
        (Address of principal executive offices)                    (Zip Code)



                                   (910) 691-3441
                  (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   x      No



Number of shares of common stock outstanding at March 31, 1994      48,751,043


                           JEFFERSON-PILOT CORPORATION


                                     INDEX



                                                                 - Page No. -



Part I.    Financial Information
             Consolidated Condensed Balance Sheets -
             March 31, 1994 and December 31, 1993                     3


             Consolidated Condensed Statements of Income
             - Three Months Ended March 31, 1994 and 1993             4


             Consolidated Condensed Statements of Changes
             in Retained Earnings - Three Months Ended
             March 31, 1994 and 1993                                  5


             Consolidated Condensed Statements of Cash
             Flows - Three Months Ended March 31, 1994
             and 1993                                                 6


             Notes to Consolidated Condensed Financial
             Statements                                               7


             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              11


Part II.   Other Information                                         14













                                       2
                        PART I.   FINANCIAL INFORMATION

                          JEFFERSON-PILOT CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                   March 31       December 31
    Assets                                           1994             1993

Cash and investments:
  Debt securities available for sale (Note 2)    $ 1,807,683      $      -
  Debt securities held to maturity (Note 2)        1,740,927             -
  Debt securities                                       -           3,221,878
  Equity securities available for sale (Note 2)      831,500             -
  Equity securities                                     -             833,440
  Cash and all other investments                     879,217          893,182
Accrued investment income                             64,378           69,327
Accounts receivable and agents'
  balances                                            57,827           60,526
Accounts receivable - reinsurance                     25,600           25,793
Property and equipment, net                          102,023           98,434
Deferred policy acquisition costs                    275,506          277,731
Other assets                                         171,557          160,310

                                                 $ 5,956,218      $ 5,640,621
                                                 ===========      ===========


    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 3,507,288      $ 3,454,313
Income tax liabilities                               218,134          184,295
Obligations under repurchase agreements              217,577                0
Notes payable                                         20,500           39,700
Accrued expenses                                      74,460           76,894
Unearned investment income                             4,979            5,020
Other liabilities                                    152,243          147,328

                                                   4,195,181        3,907,550

Stockholders' Equity:
Common stock                                          60,939           61,831
Retained earnings                                  1,340,451        1,339,672
Net unrealized gains on securities,
  net of income tax effect                           359,647          331,568

                                                   1,761,037        1,733,071

                                                 $ 5,956,218      $ 5,640,621
                                                 ===========      ===========



See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)

                                                        Three Months Ended
                                                             March 31
                                                        1994          1993
Revenue:
Premiums
  Life and annuity                                  $    44,207   $    43,307
  Accident and health                                    96,618        97,174
Other considerations                                     12,522        12,617
Investment income, net of expenses                       94,619        90,692
Communications                                           42,985        36,116
Other income                                             17,649        16,733
Realized investment gain                                 11,856        10,077

                                                        320,456       306,716
Benefits and Expenses:
Policy benefits                                         159,666       160,143
Insurance commissions                                    18,005        15,559
Communications operations                                30,123        25,037
General and administrative                               31,323        31,130
Taxes, licenses and fees                                  6,499         6,623
Increase in deferred acquisition
  costs, net of amortization                         (    6,423)   (    3,687)

                                                        239,193       234,805

Income before income taxes                               81,263        71,911

Provision for income taxes                               26,999        21,976

                                                         54,264        49,935
Accumulated post retirement benefit
  obligation at 1-1-93 ($37,035 less
  deferred income tax of $12,926)                             0    (   24,109)

Net income                                          $    54,264   $    25,826
                                                    ===========   ===========
Average number of shares
  outstanding                                        49,002,215    50,452,318
                                                    ===========   ===========
Net income before effect of initial
  application of SFAS 106                           $      1.11   $      0.99
Effect of initial application of SFAS 106                  0.00    (     0.48)

Net income per share of common stock                       1.11          0.51
                                                    ===========   ===========

Cash dividends paid per share of
  common stock                                      $      0.39   $      0.34
                                                    ===========   ===========


See notes to consolidated condensed financial statements.

                            JEFFERSON-PILOT CORPORATION

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)



                                                        Three Months Ended
                                                             March 31
                                                         1994         1993

   Balance at beginning of period                    $ 1,339,672  $ 1,270,342
   Net income for the period                              54,264       25,826

                                                       1,393,936    1,296,168

   Cash dividends declared                            (   20,909)  (   19,682)
   Reacquisition of common stock, net                 (   32,576)         417

   Balance at end of period                          $ 1,340,451  $ 1,276,903
                                                     ===========  ===========































See notes to consolidated condensed financial statements.

                          JEFFERSON-PILOT CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                        Three Months Ended
                                                             March 31
                                                         1994        1993
Cash Flows from Operating Activities:

Net income                                            $   54,264  $   25,826
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Change in policy liabilities                             1,745       9,474
  Amortization of deferred acquisition costs              10,552      10,495
  Deferred policy acquisition costs                    (  16,975)  (  14,182)
  Gain from sales of investments                       (  11,856)  (  10,077)
  Other                                                   34,615      30,905

Net cash provided from operations                         72,345      52,441

Cash Flows from Investing Activities:

Investments purchased and sold                         ( 269,478)  ( 101,849)
Other investing activities                             (  20,447)     22,472

Net cash used by investing activities                  ( 289,925)  (  79,377)

Cash Flows from Financing Activities:

Net short-term borrowings                                198,377           0
Cash dividends to stockholders                         (  20,909)  (  19,682)
Reacquisition of common stock, net                     (  33,468)        441
Policyholder contract deposits                            81,988      72,209
Policyholder contract withdrawals                      (  30,758)  (  22,389)

Net cash provided by financing activities                195,230      30,579

Increase (decrease) in cash and cash equivalents       (  22,350)      3,643
Cash and cash equivalents at beginning of period          31,563     155,669

Cash and cash equivalents at end of period            $    9,213  $  159,312
                                                      ==========  ==========

Supplemental Cash Flow Information:

Cash paid during the period for income taxes          $   10,493   $  15,627
                                                      ==========   =========






See notes to consolidated condensed financial statements.

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The Company's management believes that the accompanying unaudited consolidated condensed financial statements contain all of the adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 1994 and December 31, 1993, and their consolidated results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

    Aside from the adoption of new accounting standards discussed in Notes 2 and 3 below, such adjustments consist only of normal recurring accruals and adjustments. Consolidated results of operations and cash flows for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Adoption of Accounting Standard Affecting Investments

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 applies to equity securities having readily determinable fair values and to debt securities. It requires securities under its scope to be classified for financial reporting purposes as either 1) securities held to maturity and stated at amortized cost, 2) trading securities stated at fair value with unrealized gains and losses reflected in income, or 3) securities available for sale and stated at fair value with net unrealized gains and losses included in stockholders' equity.

    SFAS 115 establishes criteria for classifying securities as held to maturity or trading and requires securities not otherwise classified to be accounted for as available for sale. Equity securities with readily determinable fair values are required to be classified as either trading or available for sale. Whenever an individual security classified as either held to maturity or available for sale experiences an other-than-temporary decline in fair value to an amount below amortized cost, SFAS 115 requires an adjustment to the amortized cost of such security with a corresponding charge to income.

    In connection with the adoption of SFAS 115, the Company classified certain debt securities held as of January 1, 1994 as available for sale in response to its asset/liability management strategies or other factors. Prior to adopting SFAS 115, such securities were stated at amortized cost (reduced by allowances for other-than-temporary declines in value). The stated amount of debt securities classified as available for sale was adjusted to aggregate fair value as of January 1, 1994, as required by SFAS 115. Equity securities held by the parent company as of January 1, 1994, which were previously stated at the lower of aggregate cost or market, were classified as available for sale with the stated amount thereof increased to aggregate market value. As a result of the SFAS 115 adjustment to the stated amount of available-for-sale debt securities, the Company reduced deferred policy acquisition costs by the amount that would have been recognized if net unrealized gains pertaining to such securities held by Jefferson-Pilot Life Insurance Company had actually been realized.

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)

    SFAS 115 adoption adjustments as of January 1, 1994 are summarized below (in thousands):
                                         Debt       Equity
                                      Securities  Securities    Total
    Increase in stated amount
        of securities                 $  106,624  $   70,104  $  176,728
    Reduction of deferred
        policy acquisition costs         (15,235)        -       (15,235)
    Increase in deferred
        income tax liabilities           (31,986)    (28,103)    (60,089)
    Increase in net unrealized
        gains, included in
        stockholders' equity          $   59,403  $   42,001  $  101,404

    Aggregate amortized cost, aggregate fair value (stated amount) and gross unrealized gains and losses pertaining to securities classified as available for sale as of March 31, 1994 are as follows (in thousands):

                                          Gross      Gross
                             Amortized  Unrealized Unrealized    Fair
                                Cost      Gains      Losses     Value
    U. S. Treasury
      obligations and
      direct obligations
      of U. S. Government
      Corporations           $  764,225 $   30,354 $  (21,801)$  772,778
    Mortgage-backed
      securities issued
      by U. S. Government
      Corporations              317,275     14,955     (7,653)   324,577
    Obligations of states
      and political
      subdivisions,
      including special
      revenue obligations        60,949      2,615     (1,005)    62,559
    Corporate obligations,
      including
      collateralized
      obligations and
      mortgage-backed
      securities                585,141     48,868    (12,196)   621,813
    Redeemable preferred
      stocks                     25,561      2,255     (1,860)    25,956

        Subtotal, debt
           securities        $1,753,151 $   99,047 $  (44,515)$1,807,683

    Equity securities           324,437    510,383     (3,320)   831,500

         Securities
           available
           for sale          $2,077,588 $  609,430 $  (47,835)$2,639,183

                          JEFFERSON-PILOT CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)


    Aggregate amortized cost (stated amount), aggregate fair value and gross unrealized gains and losses pertaining to debt securities classified as held to maturity as of March 31, 1994 are as follows (in thousands):

                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
                               Cost       Gains       Losses      Value
    U. S. Treasury
       obligations and
       direct obligations
       of U. S. Government
       Corporations         $   21,307  $      323  $     (708) $   20,922

    Mortgage-backed
      securities issued
      by U. S. Government
      Corporations             463,603       2,337     (24,528)    441,412

    Obligations of states
      and political
      subdivisions,
      including special
      revenue obligations       33,459       2,295        (683)     35,071

     Corporate obligations,
       including
       collateralized
       obligations and
       mortgage-backed
       securities            1,222,558       18,235    (38,528)  1,202,265

     Debt securities
       held to
       maturity             $1,740,927  $    23,190  $ (64,447) $1,699,670


    The effective duration of debt securities classified as available for sale approximates 4.5 years (5.5 years for debt securities classified as held to maturity). Proceeds from sales of securities classified as available for sale totaled $211.2 million for the three months ended March 31, 1994. Resulting gross realized gains and losses totaled $14.3 million and $3.0 million, respectively. Cost of securities sold was determined by specific identification. There were no transfers of securities among classifications during the period and no sales of securities classified as held to maturity.

    A summary of the changes in net unrealized gain on securities (which is included in the consolidated condensed balance sheets as a separate component of stockholders' equity) during the three months ended March 31, 1994 follows (in thousands):

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)


                                       Net       Deferred   Stockholders'
                                    Unrealized    Income       Equity
                                      Gains        Taxes      Component

      Balances as of December 31,
        1993 on equity securities
        held by insurance
        subsidiaries                $  507,770  $ (176,202) $     331,568

        Effect of adopting SFAS
          115 as of January 1,
          1994                         161,493     (60,089)       101,404
        Decrease during period        (116,316)     42,991        (73,325)

      Balances as of March 31,
        1994 on debt and
        equity securities
        classified as available
        for sale                    $  552,947  $ (193,300) $     359,647


3.  Adoption of Accounting Standard Affecting Postretirement Benefits

    During the three months ended March 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As permitted by SFAS 106, the Company recognized its initial liability for postretirement health care and life insurance benefits by means of a one-time "cumulative effect" charge to income during the first quarter of 1993. Aside from the one-time charge, adoption of SFAS 106 reduced consolidated net income for the period by $.01 per share.


4.  Reverse Repurchase Agreements

    During the three months ended March 31, 1994, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with a fair value of $217,545,000 at March 31, 1994, and an amortized cost of $205,530,000. The agreements mature at various dates through September, 1994. The maximum amount outstanding during the period was $252,440,000, with the maximum amounts per significant buyer totaling $201,770,000 with JP Morgan Securities and $50,670,000 with NationsBanc Capital Markets. The weighted average interest rate under the agreements approximated 3.3% for the period.

                        JEFFERSON-PILOT CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity

The Company's liquidity requirements are met primarily by cash flows from the operations of Jefferson-Pilot Life Insurance Company (JPLIFE) and other consolidated subsidiaries. Primary sources of cash from subsidiary operations are premiums, other insurance considerations, investment income and communications revenue. Primary uses of cash in the subsidiaries' operations include payment of insurance benefits, operating expenses and costs related to acquiring new insurance business.

Primary sources of cash from investing activities are proceeds from maturities and redemptions of debt securities, proceeds from disposition of securities that are available for sale in connection with the Company's asset/liability management strategies and mortgage loan repayments. Uses of cash in investing activities include reinvestment of proceeds from investment transactions, investment of proceeds from JPLIFE's policyholder contract deposits and external financing arrangements, and investment of the excess of net cash provided by operations over that used to pay dividends and reacquire the Company's common stock. During the quarter ended March 31, 1994, the Company entered into securities repurchase agreements under which it received and invested funds which approximated as much as $252 million at any one time during the quarter. Transactions related to the securities repurchase agreements resulted in substantial increases in cash provided by financing activities and cash used in investing activities for the current period over the amounts reported for the first quarter of 1993. The Company continued to utilize an uncommitted bank line of credit established in 1993 in application of its asset/liability management strategies.

The Company continues to reacquire its own common stock whenever management considers it prudent. Cash used to reacquire common stock during the quarter ended March 31, 1994 approximated $33.5 million (713,000 shares).

The market value of bonds classified as below investment grade (rated below Baa3/BBB-) amounted to $98.9 million at March 31, 1994, compared to $106.6 million at December 31, 1993. Nonperforming mortgage loans totaled $14.9 million at March 31, 1994, compared to $9.8 million at December 31, 1993. Bonds and mortgage loans representing credit problems continue to fall below industry averages.

Capital Resources

Consolidated stockholders' equity as of March 31, 1994 amounted to $1.761 billion, compared to $1.733 billion as of December 31, 1993. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The effects of adopting SFAS 115 are discussed in
Note 2 to the consolidated condensed financial statements. Negative securities market conditions resulting from interest rate increases and other circumstances resulted in a decline of approximately $116 million ($73 million

                           JEFFERSON-PILOT CORPORATION

             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (continued)


net of deferred income tax effect) in net unrealized gains on securities available for sale during the period from January 1, 1994 (date of adoption of SFAS 115) through March 31, 1994.

The increase in stockholders' equity during the first quarter of 1994 results from net income of $54.3 million, less dividends to stockholders, the net cost of reacquiring common stock, and a net $28.1 million increase in unrealized gains on securities, net of taxes.

Cash dividends approximated $20.9 million in the first quarter of 1994, compared to $19.7 million for the comparable quarter of 1993. Capital resource requirements are not expected to restrict future dividend payment plans.

Results of Operations

First Quarter 1994 Compared to First Quarter 1993

Net income for the first quarter of 1994 was $54.3 million, compared to $49.9 million for the first quarter of 1993. The $49.9 million net income for the first quarter of 1993 excludes a net charge of $24.1 million as a result of the Company's adoption of Statement of Financial Accounting Standards 106, "Accounting for Postretirement Benefits Other Than Pensions." The $24.1 million charge was for the accumulated postretirement benefit obligation at January 1, 1993.

Earnings from the individual insurance segment totaled $28.1 million, versus $27.4 million in the first quarter of 1993. Revenues from this segment increased modestly, while total benefits and expenses were flat as compared to the first quarter of 1993.

Group earnings increased from $9.4 million a year ago to $10.8 million in the first quarter of 1994. Group Life insurance earnings were down slightly, primarily because of adverse mortality experience. Earnings from Group accident and health business were $8.6 million for the first quarter, an increase of $1.5 million over the first quarter of 1993. Much of the improvement in Group accident and health earnings is a result of favorable claims experience.

Revenue from communications operations was $43.0 million, an increase of 19% over the first quarter of 1993. Almost 50% of the increased revenue comes from acquisitions which were made in the latter part of 1993. Communications operating expenses were in line with the increased revenue. Communications operations earned $5.2 million for the quarter, as compared to $4.8 million in the first quarter of last year. Increased earnings from the radio division contributed significantly to the increased earnings.

Casualty and title earnings declined from $2.0 million a year ago to $1.8 million for the first quarter of 1994. The decline is primarily a result of lower investment income.

                      JEFFERSON-PILOT CORPORATION

        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (continued)


Earnings in the other segment were up substantially due to higher earnings on longer term bonds and better utilization of other invested assets.

Realized investment gains, net of income taxes, amounted to $7.4 million for the quarter, up 10.4% from the first quarter of 1993. The gains were derived primarily from sales of appreciated common stocks. The Company has not classified any of its securities as trading securities, and there were no sales of securities designated as "held to maturity" during the first quarter.

                          JEFFERSON-PILOT CORPORATION

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1994.




                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               JEFFERSON-PILOT CORPORATION



                           By (Signature)    Dennis R. Glass
                          (Name and Title)   Dennis R. Glass, Treasurer
                                             (Principal Financial Officer)







Date     May 12, 1994