Form 10-Q
period 1994-06-30
JEFFERSON PILOT CORP
filed 1994-08-12
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994                  Commission file number 1-5955


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



  Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes   x      No



Number of shares of common stock outstanding at June 30, 1994       48,470,204

                          JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -



Part I.    Financial Information

             Consolidated Condensed Balance Sheets -
             June 30, 1994 and December 31, 1993                       3


             Consolidated Condensed Statements of Income
             - Three Months and Six Months Ended
             June 30, 1994 and 1993                                    4


             Consolidated Condensed Statements of Changes
             in Retained Earnings - Three Months and Six
             Months Ended June 30, 1994 and 1993                       5


             Consolidated Condensed Statements of Cash
             Flows - Six Months Ended June 30, 1994
             and 1993                                                  6


             Notes to Consolidated Condensed Financial
             Statements                                                7


             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               11


Part II.   Other Information                                          15

Signature                                                             16

                        PART I.   FINANCIAL INFORMATION

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                   June 30        December 31
    Assets                                           1994             1993
                                                 (Unaudited)        (Note 1)
Cash and investments:
  Debt securities available for sale (Note 2)    $ 1,730,114      $         0
  Debt securities held to maturity (Note 2)        1,841,863                0
  Debt securities                                          0        3,221,878
  Equity securities available for sale (Note 2)      844,070                0
  Equity securities                                        0          833,440
  Cash and all other investments                     881,415          893,182
Accrued investment income                             69,343           69,327
Accounts receivable and agents'
  balances                                            53,893           60,526
Accounts receivable - reinsurance                     28,268           25,793
Property and equipment, net                          104,566           98,434
Deferred policy acquisition costs                    293,432          277,731
Other assets                                         175,309          160,310

                                                 $ 6,022,273      $ 5,640,621
                                                 ===========      ===========


    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 3,594,134      $ 3,454,313
Income tax liabilities                               167,425          184,295
Obligations under repurchase agreements (Note 4)     266,735                0
Short term notes payable                              45,125           39,700
Accrued expenses                                      74,980           76,894
Unearned investment income                             4,961            5,020
Other liabilities                                    122,362          147,328

                                                   4,275,722        3,907,550

Stockholders' Equity:
Common stock                                          60,588           61,831
Retained earnings                                  1,377,575        1,339,672
Net unrealized gains on securities,
  net of income tax effect (Note 2)                  308,388          331,568

                                                   1,746,551        1,733,071

                                                 $ 6,022,273      $ 5,640,621
                                                 ===========      ===========



See notes to consolidated condensed financial statements.

                        JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In Thousands Except Shares Outstanding and Per Share Amounts)
                                          Three Months Ended          Six Months Ended
                                                June 30                   June 30
                                           1994         1993          1994         1993
Revenue:                               (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
Premiums
  Life and annuity                     $    43,547  $    46,176   $    87,754  $    89,483
  Accident and health                      101,172       94,071       197,790      191,245
Other considerations                        15,980       12,369        28,502       24,986
Investment income, net of expenses          96,985       92,994       191,604      183,686
Communications                              37,405       29,967        80,390       66,083
Other income                                18,565       17,335        36,214       34,068
Realized investment gain                    14,868       15,148        26,724       25,225

                                           328,522      308,060       648,978      614,776
Benefits and Expenses:
Policy benefits                            167,756      162,691       327,422      322,834
Insurance commissions                       19,724       16,109        37,729       31,046
Communications operations                   25,020       21,463        55,143       46,500
General and administrative                  30,826       28,838        62,149       60,590
Taxes, licenses and fees                     6,289        6,558        12,788       13,181
Increase in deferred acquisition
  costs, net of amortization           (     9,277) (     4,308)  (    15,700) (     7,995)

                                           240,338      231,351       479,531      466,156

Income before income taxes                  88,184       76,709       169,447      148,620

Provision for income taxes                  29,814       24,468        56,813       46,444
                                            58,370       52,241       112,634      102,176
Accumulated post retirement benefit
 obligation at 1-1-93 ($37,035 less
 deferred income tax of $12,926)                 0            0             0   (   24,109)

Net income                             $    58,370  $    52,241   $   112,634  $    78,067
                                       ===========  ===========   ===========  ===========

Average number of shares outstanding    48,664,123   50,418,998    48,833,169   50,435,658
                                       ===========  ===========   ===========  ===========

Income before effect of initial
  application of SFAS 106              $      1.20  $      1.04   $      2.31  $      2.03

Effect of initial application of
  SFAS 106                                    -            -             -      (     0.48)
Net income per share of common stock   $      1.20  $      1.04   $      2.31  $      1.55
                                       ===========  ===========   ===========  ===========
Cash dividends paid per share of
  common stock                         $      0.43  $      0.39   $      0.82  $      0.73
                                       ===========  ===========   ===========  ===========

See notes to consolidated condensed financial statements.

                       JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                      (In Thousands)


                                         Three Months Ended         Six Months Ended
                                              June 30                    June 30
                                         1994         1993          1994         1993
                                     (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
Balance at beginning of period       $ 1,340,451  $ 1,276,903   $ 1,339,672  $ 1,270,342
Net income for the period                 58,370       52,241       112,634       78,067

                                       1,398,821    1,329,144     1,452,306    1,348,409

Cash dividends declared               (       65)  (        4)   (   20,974)  (   19,686)
Reacquisition of common stock, net    (   21,181)  (    7,469)   (   53,757)  (    7,052)

Balance at end of period             $ 1,377,575  $ 1,321,671   $ 1,377,575  $ 1,321,671
                                     ===========  ===========   ===========  ===========




























See notes to consolidated condensed financial statements.

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                          Six Months Ended
                                                               June 30
                                                         1994         1993
                                                      (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:

Net income                                            $   112,634  $    78,067
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Change in policy liabilities                           19,821       17,884
    Amortization of deferred acquisition costs             18,835       19,238
    Deferred policy acquisition costs                   (  34,536)   (  27,234)
    Gain from sales of investments                      (  26,724)   (  25,225)
    Other                                               (  25,412)   (  15,435)

Net cash provided from operations                          64,618       47,295

Cash Flows from Investing Activities:

Investments purchased and sold                          ( 388,979)   ( 308,866)
Other investing activities                              (  20,375)      20,933

Net cash used by investing activities                   ( 409,354)   ( 287,933)

Cash Flows from Financing Activities:

Net short-term borrowings                                 272,160            0
Cash dividends to stockholders                          (  20,974)   (  19,686)
Reacquisition of common stock, net                      (  55,000)   (   7,217)
Policyholder contract deposits                            181,026      148,818
Policyholder contract withdrawals                       (  61,026)   (  45,257)

Net cash provided by financing activities                 316,186       76,658

Increase (decrease) in cash and cash equivalents        (  28,550)   ( 163,980)
Cash and cash equivalents at beginning of period           31,563      155,669

Cash and cash equivalents at end of period            $     3,013  $  (  8,311)
                                                      ===========  ============

Supplemental Cash Flow Information:

Cash paid during the period for income taxes          $    51,076   $   62,812
                                                      ===========   ==========
Interest paid on borrowed money                       $     1,756   $        0
                                                      ===========   ==========



See notes to consolidated condensed financial statements.

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying consolidated condensed balance sheet as of December 31, 1993 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 1994, the consolidated condensed statements of income and changes in retained earnings for the three months and six months ended June 30, 1994 and 1993, and the consolidated condensed statement of cash flows for the six months ended June 30, 1994 and 1993. Aside from the adoption of new accounting standards disclosed in Notes 2 and 3 below, such adjustments consist only of normal recurring accruals and adjustments.

      These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Consolidated net income and cash flows for the interim periods reflected in the accompanying consolidated condensed financial statements are not necessarily indicative of those to be expected for the entire fiscal year.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

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

SFAS 115 adoption adjustments as of January 1, 1994 are summarized below
(in thousands):
                                              Debt       Equity
                                           Securities  Securities    Total
 Increase in stated amount of securities   $  106,624  $   70,104  $  176,728
 Reduction of deferred policy
   acquisition costs                          (15,235)          0     (15,235)
 Increase in deferred income tax
   liabilities                                (31,986)    (28,103)    (60,089)
 Increase in net unrealized gains,
   included in stockholders' equity        $   59,403  $   42,001  $  101,404

 Aggregate amortized cost, aggregate fair value (stated amount) and gross unrealized gains and losses pertaining to securities classified as available for sale as of June 30, 1994 are as follows (in thousands):

                                                Gross      Gross
                                   Amortized  Unrealized Unrealized    Fair
                                      Cost      Gains      Losses     Value
  U. S. Treasury obligations
    and direct obligations of
    U.S. Government Corporations   $  731,674 $   20,483 $  (30,819)$  721,338
  Mortgage-backed securities
    issued by U. S. Government
    Corporations                      337,290      2,658    (16,839)   323,109
  Obligations of states and
    political subdivisions,
    including special revenue
    obligations                        62,711      2,306     (1,682)    63,335
  Corporate obligations, including
    collateralized obligations and
    mortgage-backed securities        613,707      8,742    (23,831)   598,618
  Redeemable preferred stocks          24,566        772     (1,624)    23,714

  Subtotal, debt securities        $1,769,948 $   34,961 $  (74,795)$1,730,114

  Equity securities                   331,212    518,867     (6,009)   844,070

  Securities available for sale    $2,101,160 $  553,828 $  (80,804)$2,574,184

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)


      Aggregate amortized cost (stated amount), aggregate fair value and gross unrealized gains and losses pertaining to debt securities classified as held to maturity as of June 30, 1994 are as follows (in thousands):

                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
                               Cost       Gains       Losses      Value

    Mortgage-backed
      securities issued
      by U. S. Government
      Corporations          $  512,115  $      640   $ (41,527) $  471,228

    Obligations of states
      and political
      subdivisions,
      including special
      revenue obligations       32,576       1,152      (1,061)     32,667

     Corporate obligations,
       including
       collateralized
       obligations and
       mortgage-backed
       securities            1,297,172      25,617     (72,066)  1,250,723

     Debt securities
       held to
       maturity             $1,841,863  $   27,409  $ (114,654) $1,754,618


      The effective duration of debt securities classified as available for sale approximates 5.0 years (5.9 years for debt securities classified as held to maturity). Proceeds from sales of securities classified as available for sale totaled $317.5 million for the six months ended June 30, 1994. Resulting gross realized gains and losses totaled $28.3 million and $4.6 million, respectively. Cost of securities sold was determined by specific identification. There were no material transfers of securities among classifications during the period and no sales of securities classified as held to maturity.

      A summary of the changes in net unrealized gains on securities (which is included in the consolidated condensed balance sheets as a separate component of stockholders' equity) during the six months ended
      June 30, 1994 follows (in thousands):

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)

                                       Net       Deferred   Stockholders'
                                    Unrealized    Income       Equity
                                      Gains        Taxes      Component

      Balances as of December 31,
        1993 on equity securities
        held by insurance
        subsidiaries                $  507,770  $ (176,202) $     331,568

        Effect of adopting
          SFAS 115 as of
          January 1, 1994              161,493     (60,089)       101,404
        Decrease during period        (196,239)     71,655       (124,584)

      Balances as of June 30,
        1994 on debt and
        equity securities
        classified as available
        for sale                    $  473,024  $ (164,636) $     308,388



3.  Adoption of Accounting Standard Affecting Postretirement Benefits

      During the six months ended June 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As permitted by SFAS 106, the Company recognized its initial liability for postretirement health care and life insurance benefits by means of a one-time "cumulative effect" charge to income during the first quarter of 1993. Aside from the one-time charge, adoption of SFAS 106 reduced consolidated net income for the six months ended June 30, 1993 by $.01 per share.


4.    Reverse Repurchase Agreements

      During the six months ended June 30, 1994, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with aggregate fair value of $263,232,000 at June 30, 1994 and amortized cost of $272,762,000. The agreements mature at various dates through December, 1994. The maximum amount outstanding during the period was $264,797,000. As of June 30, 1994 the maximum amount outstanding with any one party was $123.5 million with JP Morgan Securities. The weighted average interest rate under the agreements approximated 3.9% for the period.

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Liquidity

The Company's liquidity requirements are met primarily by cash flows from the operations of Jefferson-Pilot Life Insurance Company (JPLIFE) and other consolidated subsidiaries. Primary sources of cash from subsidiary operations are premiums, other insurance considerations, investment income, and communications revenue. Primary uses of cash in the subsidiaries' operations include payment of insurance benefits, operating expenses, and policy acquisition costs.

Primary sources of cash from investing activities are proceeds from maturities and redemptions of debt securities, proceeds from disposition of securities that are available for sale in connection with the Company's asset/liability management strategies and mortgage loan repayments. Uses of cash in investing activities include reinvestment of proceeds from investment transactions, investment of proceeds from JPLIFE's policyholder contract deposits and external financing arrangements, and investment of the excess of net cash provided by operations over that used to pay dividends and reacquire the Company's common stock. During 1994, the Company entered into securities repurchase agreements under which it received and invested funds which approximated as much as $265 million at any one time during the first six months. Transactions related to the securities repurchase agreements resulted in substantial increases in cash provided by financing activities and cash used in investing activities for the six months over the amounts reported for the first six months of 1993. The Company also continued to utilize uncommitted bank lines of credit in application of its asset/ liability management strategies.

The Company continues to reacquire its own common stock whenever management considers it prudent. During the six months ended June 30, 1994, the Company used cash totaling $62.5 million to reacquire 1,320,000 shares of its common stock. During the first half of 1994, the Company issued 325,000 shares of its common stock as a result of the exercise of employee stock options and received cash totaling $7.5 million.

The market value of bonds classified as below investment grade (rated below Baa3/BBB-) amounted to $96.0 million at June 30, 1994, compared to $106.6 million at December 31, 1993. Nonperforming mortgage loans totaled $9.1 million at June 30, 1994, compared to $9.8 million at December 31, 1993. Bonds and mortgage loans representing credit problems remain below industry averages.

Capital Resources

Consolidated stockholders' equity as of June 30, 1994 amounted to $1.747 billion, compared to $1.733 billion as of December 31, 1993. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The effects of adopting SFAS 115 are discussed in
Note 2 to the consolidated condensed financial statements.  Interest rates

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (continued)

continued to rise during the second quarter, causing a decline of approximately $196 million ($125 net of deferred income tax effect) in unrealized gains on securities available for sale during the period from January 1, 1994 (date of adoption of SFAS 115) through June 30, 1994.

The increase in stockholders' equity during the first six months of 1994 results from net income of $112.6 million, less dividends to stockholders, the net cost of reacquiring common stock, and a net $23.2 million decrease in unrealized gains on securities, net of taxes.

Cash dividends approximated $21 million in the first six months of 1994, compared to $19.7 million for the same period of 1993. Capital resource requirements are not expected to restrict future dividend payment plans.

Results of Operations

First Six Months of 1994 Compared to First Six Months of 1993

Consolidated net income for the first six months of 1994 was $112.6 million, compared to income of $102.2 million before the cumulative effect of adopting a new accounting standard for the same period of 1993. Effective
January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions", and in connection therewith, recorded a net-of-tax charge to earnings of $24.1 million resulting in net income of $78.1 million for the first six months of 1993.

Earnings from individual insurance activities totaled $60.0 million compared to $56.8 million for the first six months of 1993. Increases in investment income (up $3.7 million to $158.7 million) attributed to individual insurance activities and revenues from universal life and investment product policy charges (up $2.3 million) along with lower general and administrative expenses were the primary reasons for the improved earnings.

Group earnings were $21.4 million for the first six months of 1994, an improvement of $3.1 million over the same period last year. The increased earnings were produced by the group accident and health business, which experienced an earnings increase of $3.2 million, to $15.8 million, for the current six month period. Earnings from conventionally insured accident and health and long-term disability coverages were greater than in 1993, while earnings on life insurance and alternately funded accident and health coverages declined. Group life mortality experience was somewhat worse than normal for the first six months of 1994 and 1993. Group accident and health benefits were flat, reflecting lower levels of inflation in medical costs, greater use of managed care, and the conversion of group accident and health business from an insured to a self-funded basis. Group general and administrative expenses increased by approximately $2 million, primarily due to increased utilization of managed care networks.

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (continued)


Revenue from communications operations totaled $80.4 million for the current six month period, an increase of almost 22% over that of the comparable period in 1993. The increase in communications revenue resulted from acquisitions completed late in 1993 and overall revenue gains experienced by the broadcast properties, particularly within the radio group. Increases in communications operating expenses were in line with revenue growth. Earnings of the communications operations amounted to $10.2 million for the six months ended June 30, 1994, representing an increase of 26.1% over the $8.1 million earned in the first six months of 1993.

Casualty and title earnings for the six months ended June 30, 1994 amounted to $3.9 million, compared to $4.1 million for the same 1993 period.

Earnings for the current six month period were also favorably affected by increased earnings on invested assets at the parent-company level.

Realized gains for the current six month period were $26.7 million compared to $25.2 for the first six months of 1993. Sales of appreciated common stocks provided most of these realized gains.

The Company's effective corporate tax rate increased from 31.2% for the six months ended June 30, 1993 to 33.5% for the six months ended June 30, 1994. The increase in the effective tax rate is primarily due to passage of the Revenue Reconciliation Act of 1993 in August 1993 which, among other things, increased the Company's maximum federal income tax rate from 34% to 35%.

Second Quarter of 1994 Compared to Second Quarter of 1993

Net Income of $58.4 million for the second quarter of 1994 was 11.7% greater than the second quarter of last year.

Second quarter earnings from individual insurance activities were $31.9 million compared to $29.4 million for the second quarter of 1993. Individual insurance revenues were $134.4 million, including investment income attributed to individual insurance activities, an increase of 3.9% over the second quarter of 1993. Total individual insurance benefits and expenses were approximately the same in the second quarter of 1994 as in the second quarter of 1993.

Group insurance earnings were $10.6 million for the second quarter of 1994 compared to $9.0 million for the same period last year. Group accident and health earnings improved from $5.5 million in the second quarter of 1993 to $7.2 million for the current quarter. Earnings from conventionally insured accident and health business and from alternately funded business improved over the second quarter of last year. Increased sales combined with improved conservation resulted in modest growth in the number of in force medical and long term disability coverages. Such growth contributed to an increase in

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (continued)


group accident and health premiums during the current quarter. Group life earnings, which were adversely affected by somewhat worse than normal mortality experience in both second quarter periods, declined slightly in the current quarter compared to the second quarter of last year.

Communications earnings were $5 million for the second quarter of 1994, an increase of 51.6% over the second quarter of 1993. Communications revenues reached $37.4 million in the current quarter, an increase of 24.8% over the same period last year. Revenues and earnings from communications operations in the current quarter were favorably affected by acquisitions completed late in 1993 and overall revenue gains, particularly within the radio group.

Casualty and title earnings were $2.1 million for the quarter, a slight improvement over last year.

Realized capital gains decreased from $15.1 million for the quarter ended June 30, 1993 to $14.9 million for the second quarter of 1994.

The Company's effective corporate tax rate for the second quarter of 1994 was 33.8% compared to 31.9% for the same quarter last year. The increase is primarily attributable to the Revenue Reconciliation Act of 1993, as described in the preceding discussion of results of operations for the six month period.

                          JEFFERSON-PILOT CORPORATION

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The information hereinafter reported relates to the Registrant's Annual Meeting of Shareholders held on May 2, 1994.

(c)  The following matters were voted upon at the meeting:

     (1)  Election of Directors

               Nominee                Term     Votes For    Votes Withheld

          Edwin B. Borden           3 years    44,532,044      317,122
          William H. Cunningham     3 years    44,514,173      334,993
          E. S. Melvin              3 years    44,263,337      585,829
          Donald S. Russell, Jr.    3 years    44,500,151      349,015
          David A. Stonecipher      3 years    44,532,003      317,163
          Robert H. Spilman         2 years    44,458,138      391,028
          A. Linwood Holton, Jr.    1 year     44,457,441      391,725

     (2) A proposal by the Registrant's Board of Directors to amend the Articles of Incorporation and By-laws of the Registrant to reduce the required size of the Board from its current required size of 20 to a range of 11 to 15 Directors, with the exact number to be established from time to time by the Board.

            Votes For - 44,549,627
            Votes Against - 172,442
            Abstentions and Broker Non-Votes - 127,097


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1994.

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




Date    August 12, 1994