Form 10-Q
period 1994-09-30
JEFFERSON PILOT CORP
filed 1994-11-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended  September 30, 1994            Commission file number 1-5955


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



Number of shares of common stock outstanding at September 30, 1994  48,450,448

                          JEFFERSON-PILOT CORPORATION


                                     INDEX



                                                                 - Page No. -



Part I.    Financial Information

             Consolidated Condensed Balance Sheets -
             September 30, 1994 and December 31, 1993                  3


             Consolidated Condensed Statements of Income
             - Three Months and Nine Months Ended
             September 30, 1994 and 1993                               4


             Consolidated Condensed Statements of Changes
             in Retained Earnings - Three Months and Nine
             Months Ended September 30, 1994 and 1993                  5


             Consolidated Condensed Statements of Cash
             Flows - Nine Months Ended September 30, 1994
             and 1993                                                  6


             Notes to Consolidated Condensed Financial
             Statements                                                7


             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               12


Part II.   Other Information                                          18

Signature                                                             19

                        PART I.   FINANCIAL INFORMATION

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                 September 30     December 31
    Assets                                           1994             1993
                                                 (Unaudited)        (Note 1)
Cash and investments:
  Debt securities available for sale
    (amortized cost $1,785,097) (Note 2)         $ 1,722,541      $         0
  Debt securities held to maturity
    (fair value $1,774,791) (Note 2)               1,880,772                0
  Debt securities (fair value $3,447,000)                  0        3,221,878
  Equity securities available for sale
    (cost $342,128) (Note 2)                         835,169                0
  Equity securities (cost $325,670)                        0          833,440
  Mortgage loans on real estate                      640,352          583,645
  Cash and all other investments                     290,274          309,537
Accrued investment income                             66,815           69,327
Accounts receivable and agents'
  balances                                            53,520           60,526
Accounts receivable - reinsurance                     28,827           25,793
Property and equipment, net                          101,975           98,434
Deferred policy acquisition costs                    313,530          277,731
Other assets                                         180,529          160,310

                                                 $ 6,114,304      $ 5,640,621
                                                 ===========      ===========

    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 3,677,700      $ 3,454,313
Income tax liabilities                               149,557          184,295
Obligations under repurchase agreements (Note 4)     266,492                0
Short term notes payable                              48,700           39,700
Accrued expenses                                      76,804           76,894
Unearned investment income                             5,029            5,020
Other liabilities                                    128,898          147,328

                                                   4,353,180        3,907,550

Stockholders' Equity:
Common stock                                          60,563           61,831
Retained earnings                                  1,414,653        1,339,672
Net unrealized gains on securities,
  net of income tax effect (Note 2)                  285,908          331,568

                                                   1,761,124        1,733,071

                                                 $ 6,114,304      $ 5,640,621
                                                 ===========      ===========


See notes to consolidated condensed financial statements.

                        JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In Thousands Except Shares Outstanding and Per Share Amounts)
                                          Three Months Ended          Nine Months Ended
                                             September 30               September 30
                                           1994         1993          1994         1993
Revenue:                               (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
Premiums
  Life and annuity                     $    42,000  $    40,607   $   129,754  $   130,090
  Accident and health                       99,967       94,513       297,757      285,758
Other considerations                        17,289       13,511        45,791       38,497
Investment income, net of expenses          95,453       92,220       287,057      275,906
Communications                              38,476       30,321       118,866       96,404
Other income                                18,499       17,210        54,713       51,278
Realized investment gains                   15,868       14,290        42,592       39,515

                                           327,552      302,672       976,530      917,448
Benefits and Expenses:
Policy benefits                            167,543      152,980       494,965      475,814
Insurance commissions                       21,154       15,369        58,883       46,415
Communications operations                   26,921       22,844        82,064       69,344
General and administrative                  29,966       29,606        92,115       90,196
Taxes, licenses and fees                     6,247        6,367        19,035       19,548
Increase in deferred acquisition
  costs, net of amortization           (    12,861) (     3,348)  (    28,561) (    11,343)

                                           238,970      223,818       718,501      689,974

Income before income taxes                  88,582       78,854       258,029      227,474

Provision for income taxes                  29,783       26,380        86,596       72,824
                                            58,799       52,474       171,433      154,650
Accumulated post retirement benefit
 obligation at 1-1-93 ($37,035 less
 deferred income tax of $12,926)                 0            0             0   (   24,109)

Net income                             $    58,799  $    52,474   $   171,433  $   130,541
                                       ===========  ===========   ===========  ===========

Average number of shares outstanding    48,450,367   50,320,889    48,705,568   50,397,402
                                       ===========  ===========   ===========  ===========

Income before effect of initial
  application of SFAS 106              $      1.21  $      1.04   $      3.52  $      3.07

Effect of initial application of
  SFAS 106                                    -            -             -      (     0.48)

Net income per share of common stock   $      1.21  $      1.04   $      3.52  $      2.59
                                       ===========  ===========   ===========  ===========
Cash dividends paid per share of
  common stock                         $      0.43  $      0.39   $      1.25  $      1.12
                                       ===========  ===========   ===========  ===========

See notes to consolidated condensed financial statements.

                       JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                      (In Thousands)

                                         Three Months Ended         Nine Months Ended
                                           September 30                September 30
                                         1994         1993          1994         1993
                                     (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
Balance at beginning of period       $ 1,377,575  $ 1,321,671   $ 1,339,672  $ 1,270,342
Net income for the period                 58,799       52,474       171,433      130,541

                                       1,436,374    1,374,145     1,511,105    1,400,883

Cash dividends declared               (   20,769)  (   19,577)   (   41,743)  (   39,263)
Reacquisition of common stock, net    (      952)         327    (   54,709)  (    6,725)

Balance at end of period             $ 1,414,653  $ 1,354,895   $ 1,414,653  $ 1,354,895
                                     ===========  ===========   ===========  ===========






























See notes to consolidated condensed financial statements.

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                          Nine Months Ended
                                                            September 30
                                                         1994         1993
                                                      (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:

Net income                                            $   171,433  $   130,541
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Change in policy liabilities                           25,788       23,262
    Amortization of deferred acquisition costs             27,958       28,583
    Deferred policy acquisition costs                   (  56,518)   (  39,926)
    Gain from sales of investments                      (  42,592)   (  39,515)
    Other                                               (  17,935)   (  13,390)

Net cash provided from operations                         108,134       89,555

Cash Flows from Investing Activities:

Investments purchased and sold, net                     ( 480,652)   ( 373,567)
Other investing activities                              (  19,858)      29,925

Net cash used by investing activities                   ( 500,510)   ( 343,642)

Cash Flows from Financing Activities:

Net short-term borrowings                                 275,492            0
Cash dividends to stockholders                          (  41,743)   (  39,263)
Reacquisition of common stock, net                      (  55,977)   (   6,869)
Policyholder contract deposits                            283,884      223,582
Policyholder contract withdrawals                       (  86,285)   (  67,612)

Net cash provided by financing activities                 375,371      109,838

Increase (decrease) in cash and cash equivalents        (  17,005)   ( 144,249)
Cash and cash equivalents at beginning of period           31,563      155,669

Cash and cash equivalents at end of period            $    14,558  $    11,420
                                                      ===========  ============

Supplemental Cash Flow Information:

Cash paid during the period for income taxes          $    97,100   $   86,996
                                                      ===========   ==========
Interest paid on short-term borrowings                $     6,040   $        0
                                                      ===========   ==========



See notes to consolidated condensed financial statements.

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying consolidated condensed balance sheet as of December 31, 1993 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of September 30, 1994, the consolidated condensed statements of income and changes in retained earnings for the three months and nine months ended September 30, 1994 and 1993, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1994 and 1993. Aside from the adoption of new accounting standards disclosed in Notes 2 and 3 below, such adjustments consist only of normal recurring accruals and adjustments.

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


 Aggregate amortized cost, aggregate fair value (stated amount) and gross unrealized gains and losses pertaining to securities classified as available for sale as of September 30, 1994 are as follows (in thousands):

                                                Gross      Gross
                                   Amortized  Unrealized Unrealized    Fair
                                      Cost      Gains      Losses     Value
  U. S. Treasury obligations
    and direct obligations of
    U.S. Government Agencies       $  632,755 $   13,697 $  (31,429)$  615,023
  Federal agency issued
    collateralized mortgage
    obligations                       398,350      1,963    (18,381)   381,932
  Obligations of states and
    political subdivisions,
    including special revenue
    obligations                        61,293      1,448    ( 1,940)    60,801
  Corporate obligations               583,313      4,161    (30,818)   556,656
  Corporate private labeled
    collateralized mortgage
    obligations                        84,931      1,059    ( 1,199)    84,791
  Redeemable preferred stocks          24,455        594    ( 1,711)    23,338

  Subtotal, debt securities        $1,785,097 $   22,922 $  (85,478)$1,722,541

  Equity securities                   342,128    498,190    ( 5,149)   835,169

  Securities available for sale    $2,127,225 $  521,112 $  (90,627)$2,557,710

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)




      Aggregate amortized cost (stated amount), aggregate fair value and gross unrealized gains and losses pertaining to debt securities classified as held to maturity as of September 30, 1994 are as follows (in thousands):


                                            Gross       Gross
                               Amortized  Unrealized  Unrealized     Fair
                                 Cost       Gains       Losses      Value

      Federal agency
       issued collateralized
       mortgage obligations   $  509,553  $       52  $ ( 45,211) $  464,394

      Obligations of states
       and political
       subdivisions,
       including special
       revenue obligations        32,121       1,044    (  1,201)     31,964

      Corporate obligations    1,339,098      22,536    ( 83,201)  1,278,433

      Debt securities
       held to maturity       $1,880,772  $   23,632  $ (129,613) $1,774,791



      The effective duration of debt securities classified as available for sale approximates 5.5 (5.8 for debt securities classified as held to maturity). Proceeds from sales of securities classified as available for sale totaled $505.2 million for the nine months ended September 30, 1994. Resulting gross realized gains and losses totaled $48.0 million and $9.4 million, respectively. Cost of securities sold was determined by specific identification. There were no material transfers of securities among classifications during the period and no sales of securities classified as held to maturity.

      A summary of the changes in net unrealized gains on securities (which is included in the consolidated condensed balance sheets as a separate component of stockholders' equity) during the nine months ended September 30, 1994 follows (in thousands):

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)


                                       Net       Deferred   Stockholders'
                                    Unrealized    Income       Equity
                                      Gains        Taxes      Component

      Balances as of December 31,
        1993 on equity securities
        held by insurance
        subsidiaries                $  507,770  $ (176,202) $     331,568

        Effect of adopting
          SFAS 115 as of
          January 1, 1994              161,493     (60,089)       101,404
        Decrease during period        (231,541)     84,477       (147,064)

      Balances as of September
        30, 1994 on debt and
        equity securities
        classified as available
        for sale                    $  437,722  $ (151,814) $     285,908



3.  Adoption of Accounting Standard Affecting Postretirement Benefits

      During the nine months ended September 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As permitted by SFAS 106, the Company recognized its initial liability for postretirement health care and life insurance benefits by means of a one-time "cumulative effect" charge to income during the first quarter of 1993. Aside from the one-time charge, adoption of SFAS 106 reduced consolidated net income for the nine months ended September 30, 1993 by less than $.01 per share.


4.    Reverse Repurchase Agreements

      During the nine months ended September 30, 1994, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with aggregate fair value of $266,957,000 at September 30, 1994 and amortized cost of $278,404,000. The agreements mature at various dates through January, 1995. The maximum amount outstanding during the period was $264,797,000. As of September 30, 1994 the maximum amount outstanding with any one party was $170.3 million with JP Morgan Securities. The weighted average interest rate under the agreements approximated 4.5% for the period.

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (continued)

5.  Subsequent Events

    At its meeting on November 7, 1994 the Corporation's Board of Directors took actions that included the following:

    1. Declared two quarterly dividends of $0.43 per share of common stock, payable December 3, 1994 with a November 18, 1994 record date, and payable March 3, 1995 with a record date of February 10, 1995.

    2. Amended and restated the Corporation's Shareholder Rights Plan to reset the exercise price for the Rights to $185, extend the duration to November 7, 2004, lower to 15% from 20% the share ownership threshold that triggers exercisability of the Rights, and otherwise update the Plan to reflect developments in the law and practices by many U.S. public corporations since the Plan was first adopted in 1988.

    3. Authorized the repurchase from time to time of up to 2 million shares of the Registrant's common stock, replacing an earlier authorization.

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

The following table illustrates the components of net income for the first nine months and third quarter of 1994 and 1993:


                                          Nine Months Ended
                              Sept. 30, 1994            Sept 30, 1993
                             Amount   Per Share       Amount   Per Share
                            (Amounts in millions, except per share data)
Operating income before
 effect of initial
 application of FAS 106      $ 144.9     $ 2.98       $ 128.6     $ 2.55

Realized investment
 gains, net of
 income taxes                   26.5        .54          26.0        .52

Effect of initial
 application of FAS 106          0.0       0.00         (24.1)      (.48)

Net income                   $ 171.4     $ 3.52       $ 130.5     $ 2.59
                            ========   ========      ========   ========


                                         Three Months Ended
                               Sept. 30, 1994           Sept 30, 1993
                             Amount   Per Share       Amount   Per Share
                            (Amounts in millions, except per share data)

Operating income before
 effect of initial
 application of FAS 106      $  48.9     $ 1.01       $  42.6     $ 0.85

Realized investment
 gains, net of
 income taxes                    9.9       0.20           9.9       0.19

Effect of initial
 application of FAS 106          0.0       0.00           0.0       0.00

Net income                   $  58.8     $ 1.21       $  52.5     $ 1.04
                            ========   ========      ========   ========

First nine months of 1994 compared to first nine months of 1993:

Consolidated net income for the first nine months of 1994 was $171.4 million compared to $154.7 million before the cumulative effect of adopting a new accounting standard for the same period of 1993. Effective January 1, 1993, Jefferson-Pilot Corporation and Subsidiaries (the Company) adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions", and in connection therewith, recorded a net-of-tax charge to earnings of $24.1 million, resulting in net income for the first nine months of 1993 of $130.5 million after such charge.

Without realized investment gains and FAS 106 charges, operating income increased $16.3 million or 12.7% to $144.9 million. The increase is primarily due to improvements in the Life insurance and Communication segments, as well as higher parent company earnings on invested assets. Operating income per share improved 16.9% to $2.98, partly on the strength of improved earnings and partly due to the effect of reacquiring approximately 1.3 million of the Company's shares during the first nine months. Average shares outstanding of
48.7 million were 3.4% less than 50.4 million average outstanding during the first nine months of the prior year.

Earnings from the Life insurance segment increased 8.8% to $123.7 million from $113.7 million last year. Individual insurance improved 7.2% to $91.2 million and Group insurance improved 13.5% to $32.6 million. Individual results benefited from a significant improvement in total expenses, net of deferral of acquisition costs, due to field expense savings and a larger portion of premium receipts arising from new business sales. Investment income of the Individual line increased on a larger base of assets backing policies in force. Death benefits increased $2.9 million, as individual life mortality experience worsened somewhat over the prior year. However, mortality experience is still within management expectations. Group insurance results improved due to heightened profitability of conventionally-insured health policies. In total, Group health earnings improved 26.7% to $24.3 million over the prior year's nine months. Group life results declined 13.0% to $8.3 million due to an increase in death benefits which were $2.5 million higher than in the prior year's nine months.

Earnings from the Communications segment were $3.9 million higher, an improvement of 36.8% over the prior year's nine months. The improvement primarily relates to enhanced profitability of established radio and television properties. Radio contributed $2.4 million and television $0.5 million to improved results. Sports production contributed $0.8 million. Revenues from the Communications segment increased $22.4 million or 23.3% due to increased advertising receipts and recent acquisitions of radio and television properties.

Earnings of the Other insurance segment, consisting of casualty and title operations, amounted to $5.8 million, and were slightly less than the $6.0 million earned in the first nine months of the prior year.

Non-operating units earned $0.8 million in the first nine months of 1994, an increase of $2.6 million over the comparable period in 1993 which resulted from improved investment results and expense reductions.

Third quarter of 1994 compared to third quarter of 1993:

Net income for the third quarter was $58.8 million compared to $52.5 million for the same quarter of the prior year, an increase of 12.1%. Earnings per share increased 16.3%, partly due to stock reacquisitions. Excluding the effect of realized investment gains, operating income increased 14.9% to $48.9 million.

The Company's policy benefits for the third quarter were $167.5 million, up 9.5% over the same period last year. Much of the increase came from the Life insurance segment. The increase in policy reserves was $6.2 million greater than the third quarter of 1993, death benefits were up $4.4 million and interest credited to policyholders on universal life type policies and certain annuity policies increased by $1.5 million. Insurance commissions increased by 37.6% to $21.5 million. Most of this increase was from commissions on new business in the Life insurance segment.

Operating income for the Life insurance segment improved $3.8 million or 9.8% to $42.4 million. Individual results comprised $3.0 million of the improvement while Group results represented $0.8 million. Individual expenses exhibited a marked improvement, declining 24.9% from last year's third quarter while Individual death benefits continued to worsen, up 9.4% or $1.3 million over the third quarter of the prior year. Group life earnings declined $1.1 million compared to the same quarter of last year while Group health earnings improved $1.9 million. Death claims paid in the Group life line increased $3.1 million when compared to a favorable third quarter of the prior year. Group health claims improved to 76.7% of premiums in the third quarter of 1994 as compared to 80.5% of premiums for the same quarter of 1993.

Operating income of the Communications segment improved 70.3% over the same quarter of last year to $4.4 million, an increase of $1.8 million. Increased market shares and advertising revenues of recently-acquired radio and television properties contributed to the third quarter improvement.

Operating income for the Other insurance segment was flat when compared to the same quarter of the prior year at $1.9 million.

Earnings from the non-operating units were $0.7 million higher for the quarter, as compared to the prior year, continuing a trend of improved expense and investment results noted during the prior quarters of this year.

Realized investment gains, net of income taxes, were flat at $9.9 million for the third quarter of both years.

The Company's effective corporate income tax rate on operating earnings was 32.7% for the third quarter of 1994 as compared to 34.0% for the third quarter of 1993. The higher tax rate in the prior year is primarily attributable to the Revenue Reconciliation Act of 1993, which became effective during the third quarter of 1993 and increased the Company's marginal tax rate on fully-taxable income from 34% to 35%, retroactive to January 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements are met primarily by cash flows from the operations of Jefferson-Pilot Life Insurance Company (J-P Life) and other consolidated subsidiaries. Primary sources of cash of subsidiary operations are premiums, other insurance considerations, investment income, and communications revenue. Primary uses of cash in the subsidiaries' operations include payment of insurance benefits, operating expenses, and policy acquisition costs.

Primary sources of cash from investing activities are proceeds from maturities and redemptions of debt securities, proceeds from disposition of securities that are available for sale and mortgage loan repayments. Uses of cash in investing activities include reinvestment of proceeds from investment transactions, investment of proceeds from J-P Life's policyholder contract deposits, funds acquired through external financing arrangements and investment of the excess of net cash provided by operations over that used to pay dividends and reacquire the Company's common stock.

During 1994, the Company entered into securities repurchase agreements in accordance with the established asset/liability management practices to improve duration match of its assets and insurance liabilities. Under these agreements, the Company received and invested funds which approximated as much as $265 million at any one time during the first nine months. Transactions related to the securities repurchase agreements resulted in substantial increases in cash provided by financing activities and cash used in investing activities for the nine months over the amounts reported for the first nine months of 1993. The purpose and effects of these agreements were to obtain additional funds for investment in securities with longer durations than the related liability. These agreements are accounted for as financing arrangements in the accompanying financial statements. The Company also continued to utilize uncommitted bank lines of credit in management of its cash flow.

The Company continues to reacquire its own common stock whenever management considers it prudent. During the nine months ended September 30, 1994 the Company used cash totaling $63.4 million to reacquire 1.3 million shares. During the same period, the Company issued 0.3 million shares as a result of the exercise of employee stock options and received cash totaling
$7.5 million.

The Company's Investment Policy requires a high average quality fixed income portfolio ("A" is the minimum required but currently, the average is "Aa3", excluding mortgage loans). The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The amortized cost and market value of bonds classified as below investment grade (rated below Baa3/BBB-) amounted to $109.0 million and $108.1 million, respectively at September 30, 1994 as compared to $101.0 million and $106.6 million at December 31, 1993. The carrying value of nonperforming mortgage loans totaled $3.7 million at September 30, 1994 compared to $9.8 million at December 31, 1993. It is the Company's practice to record nonperforming loans at the present value of expected future cash flows, using each loan's effective yield. Below-investment grade bonds and problem mortgage loans remain below industry averages.

The fair value of the Company's mortgage backed securities amounted to $931.1 million at September 30, 1994 and $653.9 million at December 31, 1993. During the first nine months, the Company reduced its exposure in mortgage-backed "pass-through" securities in favor of collateralized mortgage obligations (CMO's). Approximately 83% of the CMO's owned are invested in preferred amortization certificates (PAC'S) and targeted amortization certificates (TAC'S) where the risks of prepayment or extension are controlled in an effort to match the interest rate risk of the Company's underlying insurance liabilities.

The Company's policy is to invest in high quality securities and to duration-match investments with underlying insurance liabilities. Only fixed interest investments, including commercial mortgage loans, are used to back the Company's insurance liabilities. Additionally, the Company regularly compares projected cash flows under varying interest rate scenarios to measure the sensitivity of asset and liability cash flows to changes in market interest rates. At September 30, 1994, the weighted average book yield on bonds and mortgage loans backing insurance liabilities and required surplus was 8.1%. The effective duration of these assets was approximately 5.4 and the estimated weighted duration of the liabilities was 6.1.

At the present time, the Company does not alter investment or liability positions through the use of derivative instruments. Other than the CMO's mentioned above and certain covered call options written on the equity portfolio, the Company does not currently invest in derivative instruments. The Company has not invested in volatile CMO's, such as interest-only (I/O) or principal-only (P/0) instruments and accordingly, the Company does not believe that its investments are disproportionately affected by changes in the interest rate environment.

Consolidated stockholders' equity as of September 30, 1994 amounted to $1.761 billion, compared to $1.733 billion as of December 31, 1993.
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The effects of adopting SFAS 115 are discussed in Note 2 to the consolidated condensed financial statements. Interest rates have risen approximately 200 basis points since the beginning of the current year, causing a decline in the fair value of the fixed-interest portfolio classifed as available for sale and contributing to a decline in the market value of the equity securities portfolio. These declines have resulted in charges to the separate component of stockholders' equity since January 1, 1994 (the date of adoption of SFAS 115) amounting to $169.2 million for debt securities and $84.8 million for equity securities, reduced by the corresponding effects on deferred policy acquisition costs of $22.4 million and deferred income taxes of $84.5 million.

The increase in stockholders' equity from December 31, 1993 through September 30, 1994 results from net income of $171.4 million, less dividends to stockholders of $41.7 million, the net cost of reacquiring stock of $56.0 million, and the change in unrealized investment gains of $45.7 million, net of taxes (See Note 2 to the consolidated condensed financial statements).

The General Statutes of the State of North Carolina contain certain limitations affecting the amount of dividends that the insurance subsidiaries may pay to the parent company without the approval of the State's Insurance Commissioner. Additionally, the Company is required to maintain statutory surplus levels exceeding risk-based capital requirements. The Company regards the regulatory capital status of its insurance subsidiaries, with due consideration to the risk-based capital requirements which became effective for life insurers in 1993, to be extremely strong. Regulatory restrictions and capital resource requirements are not expected to restrict future dividend payments to shareholders.

On August 18, 1994 the Franklin Kentucky Circuit Court entered a final but appealable order that approved the Kentucky Insurance Commissioner's proposed plan to liquidate Kentucky Central Life Insurance Company. The plan will permit Jefferson-Pilot Life to acquire the life insurance operations of Kentucky Central Life. The closing is expected to take place in 1995, after the appeal of the Court's ruling is resolved. There will be no impact on the Company's 1994 Financial Statements.

                          JEFFERSON-PILOT CORPORATION

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                                   Page No.
       (2)        Plan of acquisition -  Life and Health
                  Agreement in Connection with the
                  Rehabilitation of Kentucky Central
                  Life Insurance Company with Exhibit 2.1
                  (Transfer and Assignment Agreement) and
                  Exhibit 2.2 (Assumption Reimbursement
                  Agreement) attached.  All schedules to
                  the Agreement have been omitted. A list
                  of the schedules appears at the end of
                  the Agreement.  The Registrant agrees
                  to furnish a copy of any omitted schedule
                  to the Commission upon request.                  20 - 167

    (3)(ii)       By-laws as amended November 7, 1994
                  (incorporated by reference to Exhibit 3 to
                  Report on Form 8-K dated November 14, 1994).        -

       (4)        Rights Agreement as amended November 7, 1994
                  (incorporated by reference to Exhibit 4 to
                  Report on Form 8-K dated November 14, 1994).        -

       (27)       Financial Data Schedule                            168


(b) Reports on Form 8-K: A report on Form 8-K was filed on November 14, 1994 to report the amendment and restatement of the Shareholders Rights Plan and to report the amendment of the Corporation's By-laws.

               JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES


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




Date   November 14, 1994