Form 10-K
JEFFERSON PILOT CORP
filed 1995-03-30
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934
For the Fiscal Year Ended                              Commission File Number
    December 31, 1994                                         1-5955

                          JEFFERSON-PILOT CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

        North Carolina                                       56-0896180
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

    100 North Greene Street
  Greensboro, North Carolina                                   27401
(Address of Principal Executive                              (Zip Code)
            Offices)

Registrant's Telephone Number, Including Area Code         910-691-3441

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,762,062,000 at March 1, 1995.

Indicate the number of shares outstanding of each of the issuer's classes of stock:

  Class                                       Outstanding at March 1, 1995

Common Stock (Par Value $1.25 per share)               48,457,231


                               (continued)

                     Documents Incorporated by Reference


Part I

Item 1.     Business

     (b)    Financial Information about       Pages 55-56 of Annual Report
            Industry Segments                 to Shareholders for the year
                                              ended December 31, 1994.


Item 3.     Legal Proceedings                 Page 58 of Annual Report to
            Litigation                        Shareholders for the year
                                              ended December 31, 1994.

Part II.

Item 8.     Financial Statements and          Pages 36-59 of Annual Report
            Supplementary Data                to Shareholders for the year
                                              ended December 31, 1994.

Part III

Item 10.    Directors and Executive
            Officers of the Registrant

            Identification of Directors       Information under the heading
            and their Business Experience     "Election of Directors" of the
                                              Proxy Statement to Shareholders
                                              for the Annual Meeting to be
                                              held May 1, 1995 (the "Proxy
                                              Statement").

            Compliance with Section           Information under the heading
            16(a) - Insider Filings           "Security Ownership" of the
                                              Proxy Statement.


Item 11.    Executive Compensation            Information under the heading
                                              "Executive Compensation" of
                                              the Proxy Statement.


Item 12.    Security Ownership of             Information under the heading
            Certain Beneficial                "Security Ownership" of the
            Owners and Management             Proxy Statement.



Item 13.    Certain Relationships and         Information under the heading
            Related Transactions              "Compensation Committee Inter-
                                              locks and Insider Participation"
                                              of the Proxy Statement.



                               (continued)

Part IV

Item 14.    Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K

     (a)    1. Financial Statements       Pages 36-59 of Annual Report to
                                          Shareholders for the year ended
                                          December 31, 1994.

     (c)    Exhibits                      Plan of Acquisition - Life and
                                          Health Agreement in Connection
                                          with the Rehabilitation of
                                          Kentucky Central Life Insurance
                                          Company included as Exhibit 2
                                          to Form 10-Q for the period
                                          ended September 30, 1994.

                                          Bylaws of the Corporation
                                          included as Exhibit 3 to
                                          Form 8-K dated November 14, 1994.

                                          Amended and Restated Rights
                                          Agreement dated November 7, 1994
                                          included as Exhibit 4 to
                                          Form 8-K dated November 14, 1994.

                                          Employment contracts between the
                                          Registrant and David A. Stonecipher
                                          and Kenneth C. Mlekush, included
                                          in Form 10-K for the year ended
                                          December 31, 1992.

                                          Employment contracts between the
                                          Registrant and John D. Hopkins,
                                          Dennis R. Glass, and E.J. Yelton,
                                          included in Form 10-K for the year
                                          ended December 31, 1993.

                                          Long Term Stock Incentive Plan
                                          included as Exhibit 2 to the
                                          Proxy Statement.

                                          Non-employee Directors' Stock
                                          Option Plan included as Exhibit 3
                                          to the Proxy Statement.

     (d)   Financial Statement            Notes to Schedule II incorporate
           Schedules                      information from the Notes on
                                          pages 41-58 of Annual Report to
                                          Shareholders for the year ended
                                          December 31, 1994.

                             TABLE OF CONTENTS




Part I                                                          -Page-

Item 1.     Business                                             I-1
Item 2.     Properties                                           I-11
Item 3.     Legal Proceedings                                    I-12
Item 4.     Submission of Matters to a Vote
              of Security Holders                                I-12
            Executive Officers of the Registrant                 I-12

Part II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters                    II-1
Item 6.     Selected Financial Data                              II-2
Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      II-4
Item 8.     Financial Statements and Supplementary
              Data                                               II-23
Item 9.     Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                               II-24

Part III

Item 10.    Directors and Executive Officers of
              Registrant                                         III-1
Item 11.    Executive Compensation                               III-1
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                              III-1
Item 13.    Certain Relationships and Related
              Transactions                                       III-1

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

                                   PART I

Item 1.   Business.

     (a)  General Development of Business

     Registrant was incorporated under the business laws of the State of North

Carolina in 1968 for the purpose of serving as a holding company with broad powers to engage in business and to make investments.  Registrant's principal subsidiaries are Jefferson-Pilot Life Insurance Company and Jefferson-Pilot

Communications Company, both of Greensboro, North Carolina.  Through these and other subsidiaries, Registrant is primarily engaged in the business of writing life insurance, annuity policies, and accident and health insurance, and in the business of operating radio and television facilities, and producing sports programming.  Further detail is provided in Management's Discussion and

Analysis of Financial Condition and Results of Operation.

     Various states, including North Carolina, have enacted insurance holding company legislation which requires the registration of, and periodic reporting by, insurance companies licensed to transact business within their respective jurisdictions and which are controlled by other corporations.  Jefferson-Pilot

Life Insurance Company, as a member of an "insurance holding company system",

has registered as such under all applicable state statutes.  In many instances,

these statutes require prior approval by state insurance regulators of inter-

corporate transfers of assets (including prior approval of payment of extraordinary dividends by insurance subsidiaries) within the holding company system.

     On December 30, 1994, Jefferson-Pilot Title Insurance Company, a wholly-

owned subsidiary of Registrant, entered into a reinsurance agreement with a purchaser to assume the obligations and liabilities of policies in force.

The purchaser subsequently purchased the stock of Jefferson-Pilot Title.

On December 23, 1994, Registrant agreed to sell Jefferson-Pilot Fire and

Casualty Company, subject to regulatory approval.  The Company believes that closing should occur during the first half of 1995.  The operations of these companies, formerly classified as the "Other Insurance Segment", are disclosed as "Discontinued Operations" in the accompanying Consolidated Financial

Statements.


    (b)  Financial Information about Industry Segments

    Industry segment information is presented in Note 14, Segment Information of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference.

     Premiums derived from the principal products and services of Registrant's continuing insurance subsidiaries and revenues from the Communications segment for the years ended December 31, 1994, 1993, and 1992 are as follows (in thousands):
                                   1994           1993           1992
Life insurance segment:
  Individual life and
    annuity premiums             $ 103,617      $ 106,097      $  99,459
  Group life premiums               69,261         64,313         65,713
  Interest-sensitive
    product considerations          68,793         63,353         57,954
  Other considerations              14,566          7,233          7,708

    Life premiums and other
      considerations             $ 256,237      $ 240,996      $ 230,834

  Accident and health premiums     399,065        386,608        383,552

                                 $ 655,302      $ 627,604      $ 614,386
                                 =========      =========      =========
Communications segment,
  broadcast and media
  services revenue               $ 172,501      $ 144,961      $ 129,734
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

                       INSURANCE COMPANY SUBSIDIARIES


Jefferson-Pilot Life Insurance Company

    Jefferson-Pilot Life was organized under the insurance laws of North

Carolina in 1890 and commenced business operations in 1903.  It is authorized to write insurance in 47 states, the District of Columbia, the Virgin Islands,

and Puerto Rico.

    The Company is primarily engaged in the writing of whole life, term,

annuity and endowment policies on an individual ordinary basis and group life and group accident and health insurance policies.  Accident and health insurance is also written on an individual basis.  Approximately 12% of the ordinary life insurance in force is on a participating basis; all group life is written on a non-participating basis.

     Life Insurance.  Life policies offered include continuous and limited-pay life and endowment policies, universal life-type and annuity contracts,

retirement income plans, and level and decreasing term insurance.  On most policies, accidental death and disability benefits are available in the form of riders.  At times, sub-standard risks are accepted at higher premiums.  At

December 31, 1994, approximately 4.5% of the ordinary insurance in force,

including reinsurance ceded, was represented by sub-standard risks.

     The Company markets its individual products through a general agency type system utilizing career agents and home service agents, and through Independent

Marketing Organizations (IMO's).  IMO's are intermediaries that sell financial products and services through agents they have recruited.  Forty-eight IMO's have been appointed representing approximately 9,200 life insurance agents.

Group products are marketed through group brokers, career agents, and home service agents.  Individual health products are marketed through all of the

Company's sales forces and brokers.

     The following table sets forth for the years ended December 31, 1994,

1993, and 1992, certain information relating to the life insurance operations of Jefferson-Pilot Life:


                                        1994         1993         1992

                                                  (Percent)

Voluntary terminations to mean
amount of life insurance policies
in force:
  Whole life, endowment and term          8.1         8.1         8.9
  Group life                              6.9        19.4         4.2
  Industrial life                         2.7         3.1         3.4


Actual to expected mortality:
  Whole life, endowment and term         46.7        38.4        36.7
  Group life                             95.2        95.9        90.8
  Industrial life                        46.4        45.4        45.7


Life insurance underwriting expense
(1) to premium income (2):
  Industrial                             82.4        84.9        89.1
  Ordinary Life                          36.2        34.8        37.0
  Annuities                               7.2         7.4         7.6
  Group life                              8.6        11.3         9.5
  Group A & H                            16.3        15.9        15.2
  Other A & H                            48.5        44.9        48.0





     (1) Underwriting expense consists of commissions, general insurance expenses, insurance taxes (other than income), licenses and fees, and increase in loading on due and deferred premiums. NAIC basis.

     (2) Does not include amounts received for supplementary contracts or considerations for deposit administration funds. NAIC basis.

     Accident and Health Insurance.  Jefferson-Pilot Life writes a major part of its accident and health policies on a group basis.  Of the individuals covered during 1994, approximately 93.1% were written on a group basis and

6.9% on an individual basis.  Group insurance is generally issued to employers covering their employees and to associations covering their members.

     The following table sets forth certain information on the NAIC basis with regard to the operating results of the accident and health business of

Jefferson-Pilot Life for the years ended December 31, 1994, 1993, and 1992.

The allocation of net investment income and general expenses to accident and health business has been made by the management of Jefferson-Pilot Life using allocation methods believed reasonable.


                                        1994        1993        1992
                                               (In Thousands)

Premium Income:
  Individual                         $ 27,607     $ 28,248     $ 25,781
  Group                               371,458      358,360      357,771
     Total                           $399,065     $386,608     $383,552

Allocated Net Investment Income:
  Individual                         $  3,870     $  3,564     $  3,216
  Group                                27,663       26,982       26,811
     Total                           $ 31,533     $ 30,546     $ 30,027

Claims and Reserve Increase:
  Individual                         $ 19,755     $ 17,772     $ 15,895
  Group                               289,695      288,049      301,955
     Total                           $309,450     $305,821     $317,850

Underwriting Expenses:
  Individual                         $ 11,757     $ 11,461     $ 11,164
  Group                                59,688       55,935       53,218
     Total                           $ 71,445     $ 67,396     $ 64,382

Net Income Before Income Taxes:
  Individual                         $(    35)    $  2,579     $  1,938
  Group                                49,738       41,358       29,409
     Total                           $ 49,703     $ 43,937     $ 31,347

     The following table sets forth certain underwriting information with regard to the accident and health business of Jefferson-Pilot Life for the years ended December 31, 1994, 1993, and 1992, on the NAIC basis:


                                       1994         1993         1992
                                               (In Thousands)

Net premiums written                 $400,213     $387,084     $383,114
Net premiums earned                  $399,030     $387,000     $384,677

Ratio of loss and
  loss adjustment
  expenses incurred to
  earned premiums                      77.52%       79.11%       82.91%
Ratio of underwriting
  expenses incurred to
  premiums written                     17.87%       17.42%       16.82%
Combined loss and
  expense ratio                        95.39%       96.53%       99.73%

Underwriting margins                 $ 18,170     $ 13,391     $  1,320



Other Information Regarding Insurance Company Subsidiaries


       Regulation.  Jefferson-Pilot Life, in common with other insurance companies, is subject to regulation and supervision in the states in which it does business.  Although the extent of such regulation varies from state to state, generally the insurance laws establish supervisory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used, the form and content of required financial statements, reserve requirements, and, in general, the conduct of all insurance activities.

       The Company is also required under these laws to file detailed annual reports with the supervisory agencies in the various states in which it does business, and its business and accounts are subject to examination at any time by such agencies. Under the rules of the National Association of Insurance Commissioners (NAIC) and the laws of the State of North Carolina,

the Company is examined periodically (usually at three-year intervals) by the supervisory agencies of one or more of the states in which they do business.


     Competition.  The insurance subsidiaries of Registrant operate in a highly competitive field which consists of a large number of stock, mutual, and other types of insurers.  A large number of established insurance companies compete in the states in which the Companies transact business.  Many of these competing companies are mutual companies, which are considered by some to have an advantage because of the fact that such companies write participating policies exclusively, under which profits may inure to the benefit of the policyholder.  Jefferson-Pilot Life provides participating policies which are believed to be generally competitive with analogous policies offered by mutual companies.


     Employees.  As of December 31, 1994, the insurance subsidiaries of the

Registrant employed approximately 3,600 agents and employees, in addition to the 9,200 IMO agents mentioned previously.

                    COMMUNICATIONS COMPANY SUBSIDIARIES


      Jefferson-Pilot Communications Company, a wholly-owned subsidiary of the Registrant, is a corporation organized under the laws of North Carolina.

The principal offices are at 100 North Greene Street in Greensboro, North

Carolina.  The Company owns and operates (i) VHF television station WBTV and radio stations WBT and WBT-FM in Charlotte, North Carolina, (ii) radio stations WQXI in Atlanta and WSTR-FM in Smyrna, Georgia, (iii) radio stations

KKFN and KYGO-FM in Denver and KYGO and KWMX-FM in Lakewood, Colorado, (iv)

radio stations WAXY in South Miami, WLYF-FM in Miami, and WMXJ-FM in Pompano

Beach, Florida, (v) radio stations KSON and KSON-FM in San Diego, California,

(vi), Jefferson-Pilot Sports, a production and syndication business, and (vii)

Co-Opportunities, a co-op advertising consulting business.

      Jefferson-Pilot Communications Company of Virginia, a wholly-owned subsidiary of Jefferson-Pilot Communications Company, owns and operates

VHF television station WWBT in Richmond, Virginia.  WCSC, Inc., is a wholly-

owned subsidiary of Jefferson-Pilot Communications Company that owns and operates VHF television station WCSC in Charleston, South Carolina.

      At December 31, 1994, Jefferson-Pilot Data Services, Inc. was a wholly-

owned subsidiary of Registrant.  On February 14, 1995, substantially all of the assets and operations of Jefferson-Pilot Data Services, Inc. were sold.


Television Operations

      The television stations owned and operated by Jefferson-Pilot

Communications Company are WBTV, Charlotte, North Carolina; WWBT, Richmond,

Virginia; and WCSC, Charleston, South Carolina.

      WBTV, Channel 3, Charlotte, is affiliated with CBS under a Network

Affiliation Agreement expiring on December 31, 1998.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

An estimated 819,000* television homes view WBTV each week within the

Charlotte Television Market, which is ranked as the 28th* television market in the nation by the Nielsen Station Index.  Six other commercial television stations are licensed to the Charlotte metropolitan area.

      WWBT, Channel 12, Richmond, is affiliated with NBC under a Network

Affiliation Agreement expiring August 15, 1995.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.  An estimated 459,000* television homes view WWBT each week within the Richmond

Television Market, which is ranked as the 54th* television market in the nation. Four other commercial television stations are licensed to that market.

      WCSC, Channel 5, Charleston, is affiliated with CBS under a Network

Affiliation Agreement expiring on December 31, 1998.  Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

An estimated 277,000* television homes view WCSC each week within the

Charleston Television Market, which is ranked as the 105th* television market in the nation.  Four other commercial television stations are licensed to that market.


Radio Operations

      Jefferson-Pilot Communications Company owns and operates WBT and WBT-FM in Charlotte, WQXI in Atlanta, WSTR-FM in Smyrna, KKFN and KYGO-FM in

Denver, KYGO and KWMX-FM in Lakewood (a Denver suburb), KSON and KSON-FM in

San Diego, WAXY in South Miami, WLYF-FM in Miami, and WMXJ-FM in Pompano Beach.

Each of these stations is authorized to operate 24 hours a day, and all normally operate for the full 24 hours.



*Nielsen Station Index

Other Information Regarding Communications Companies

       Competition.  The radio and television stations of Jefferson-Pilot

Communications Company and its subsidiaries, compete for programming,

talent, and revenues with other radio and television stations in their respective market areas as well as with other advertising and entertainment media.  Jefferson-Pilot Communications Company's non-broadcast divisions compete with other vendors of similar products and services.


       Employees.  As of December 31, 1994, Jefferson-Pilot Communications

Company and its subsidiaries employed approximately 665 persons full time.


       Federal Regulation.  Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC")

under the Communications Act of 1934 (the "Act").  The Act empowers the FCC,

among other things, to issue, revoke, or modify broadcasting licenses, to assign frequencies, to determine the locations of stations, to regulate the apparatus used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Act, and to impose certain penalties for violation of such regulations.  The Act, and

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

WBTV 12/1/96; WBT and WBT-FM 12/1/95; WQXI and WSTR-FM 4/1/96; KYGO AM/FM,

KKFN, and KWMX FM 4/1/97; WAXY, WLYF and WMXJ 2/1/96; KSON-AM/FM 12/1/97;

WWBT 10/1/96; and WCSC 12/1/96.

       (d) Foreign Operations

           Substantially all of Registrant's and subsidiaries operations are conducted within the United States.


Item 2.  Properties

       Registrant utilizes space and personnel of Jefferson-Pilot Life.

Jefferson-Pilot Life owns its home office consisting of a 20-story building and an adjacent 17-story building.  These structures house insurance operations and provide space for commercial leasing.  Jefferson-Pilot Life also owns a supply and printing facility, a parking deck, and a computer center, all located on nearby properties.  It also owns 233 acres in Guilford

County, North Carolina, formerly home office of Pilot Life Insurance Company,

and an Employees' Club located in north-western Guilford County, with approximately 500 acres of land surrounding the Club.

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

       Note 17, Commitments and Contingent Liabilities of the Notes to

Consolidated Financial Statements, contains further information and is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Securities Holders

       None.


         Executive Officers of the Registrant


     David A. Stonecipher, President and Chief Executive Officer, joined

Jefferson-Pilot Corporation as President-Elect and CEO-Elect in September 1992,

and became President and CEO in March 1993.  Prior to September 1992, he was

associated with the Life Insurance Company of Georgia and Southland Life

Insurance Company, and their parent company, GeorgiaUS, having last served as

President and CEO of Life Insurance Company of Georgia and Southland Life

Insurance Company, and President of GeorgiaUS.

     Dennis R. Glass, Senior Vice President, Chief Financial Officer and

Treasurer, joined the Registrant in October 1993.  From 1991 to October

1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and CFO of the company.  From 1983 to 1991, he was associated with the Portman Companies, having last served as Executive Vice

President and CFO.

     Kenneth C. Mlekush, Senior Vice President, joined Jefferson-Pilot

Corporation in January 1993.  From 1989 through 1992, he was associated with

Southland Life Insurance Company and its parent, GeorgiaUS, last serving as

President and Chief Operating Officer of Southland Life, and Executive Vice

President of GeorgiaUS.  E. Jay Yelton, Senior Vice President - Investments,

joined Jefferson-Pilot Corporation in October 1993, and for more than five years prior thereto was President of the Investment Centre.  John D. Hopkins,

Senior Vice President and General Counsel, joined Jefferson-Pilot Corporation in April 1993, and for more than five years prior thereto was a partner in the

Atlanta law firm of King & Spalding.  William E. Blackwell, Executive Vice

President, and C. Randolph Ferguson, Senior Vice President, have served in various executive capacities with Jefferson-Pilot Corporation over the past five years.

     There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.  Executive officers hold office at the will of the

Board, subject to their rights under employment agreements listed as exhibits to this Form 10-K.

                                    Part II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters


    (a)  Market Information

     Shares of Jefferson-Pilot Corporation are traded on the New York, Midwest, and Pacific Stock Exchanges under the symbol JP. High and low sales prices for the past three years as reported in the consolidated transactions systems are listed below.

                             1994              1993              1992
     First Quarter     50     - 43 3/8   57 7/8 - 45 1/2   39 1/4 - 33 1/4
     Second Quarter    51 3/8 - 46 5/8   57 3/4 - 46       44     - 35 1/2
     Third Quarter     55 1/8 - 48 1/4   57 7/8 - 48 5/8   43     - 38 1/2
     Fourth Quarter    54 3/4 - 50 3/8   54     - 45 3/4   49 1/2 - 37 1/8



    (b)  Number of Security Holders

     As of March 29, 1995, the Registrant had 10,671 shareholders of record.



    (c)  Dividend History

                             1994      1993      1992      1991      1990

     Cash dividends paid:  $ 81,814  $ 75,986  $ 66,310  $ 56,120  $ 53,139
                           ========  ========  ========  ========  ========
     Cash dividends
       paid per share:

     First Quarter              .39       .34       .28       .25       .23
     Second Quarter             .43       .39       .34       .28       .25
     Third Quarter              .43       .39       .34       .28       .25
     Fourth Quarter             .43       .39       .34       .28       .25

        Total              $   1.68  $   1.51  $   1.30  $   1.09  $    .98
                           ========  ========  ========  ========  ========

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in Item 7.

Item 6.  Selected Financial Data

                             SUMMARY OF SELECTED FINANCIAL DATA
                        (In Thousands Except Per Share Information)
                                  1994       1993       1992       1991       1990
Operating income before
 initial FAS 106 appli-
 cation and gain from
 sales of investments:
  Continuing operations        $  190,977 $  173,995 $  164,213 $  150,574 $  132,730
  Discontinued operations           9,247      7,957      7,027      2,554      6,232
Operating income                  200,224    181,952    171,240    153,128    138,962
Gain from sales of
 investments, net of
 taxes:
  Continuing operations            38,921     35,565     30,385     21,409     18,658
  Discontinued operations              92      1,764      1,613      1,150         17
Gain from sales of investments     39,013     37,329     31,998     22,559     18,675
Income before initial
 FAS 106 application              239,237    219,281    203,238    175,687    157,637
Initial effect of FAS 106               0  (  24,109)         0          0          0

Net income                     $  239,237  $ 195,172 $  203,238 $  175,687 $  157,637
                               ========== ========== ========== ========== ==========
Income per share of
 common stock:
Operating income before
 initial FAS 106 appli-
 cation and gain from
 sales of investments:
  Continuing operations        $     3.93 $     3.46 $     3.22 $     2.93 $     2.47
  Discontinued operations             .19        .16        .14        .05        .12
Operating income                     4.12       3.62       3.36       2.98       2.59
Gain from sales of
 investments, net of
 taxes:
  Continuing operations               .80        .71        .60        .42        .35
  Discontinued operations             .00        .03        .03        .02        .00
Gain from sales of investments        .80        .74        .63        .44        .35
Income before initial
 FAS 106 application                 4.92       4.36       3.99       3.42       2.94
Initial effect of FAS 106             .00  (     .48)       .00        .00        .00

Net income                     $     4.92 $     3.88 $     3.99 $     3.42 $     2.94
                               ========== ========== ========== ========== ==========

Average shares outstanding     48,641,880 50,251,676 50,952,147 51,319,143 53,636,223
                               ========== ========== ========== ========== ==========

Total assets                   $6,140,336 $5,640,621 $5,256,762 $4,945,396 $4,474,523
                               ========== ========== ========== ========== ==========

Stockholders' equity           $1,732,543 $1,733,071 $1,668,210 $1,544,461 $1,334,434
                               ========== ========== ========== ========== ==========
Stockholders' equity per
 share of common stock         $    35.76 $    35.04 $    33.07 $    30.11 $    25.77
                               ========== ========== ========== ========== ==========

Total assets prior to 1993 were adjusted to reflect the adoption of Financial Accounting Standard (FAS) 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The amounts shown for 1992 to 1990 were increased by $20,925,000, $20,176,000, and $19,615,000, respectively, compared to amounts previously reported.

Stockholders' equity was adjusted to reflect adoption of FAS 109 "Accounting for Income Taxes." The amounts shown for 1992 to 1990 were all decreased by $18,555,000 compared to amounts previously reported. Stockholders' equity per share reflects these adjustments also.

Discontinued operations of the Registrant are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.


REVENUE BY SOURCES
(In Thousands)

                           1994       1993       1992       1991       1990
Life and accident and
 health insurance       $1,025,672 $  986,972 $  965,862 $  956,426 $  946,262
Communications             172,501    144,961    129,734    125,045    127,330
Other                        9,211      6,282      4,656      4,570      5,656
Realized investment
 gains                      61,426     54,234     45,726     32,220     28,174
Revenues, continuing
  operations            $1,268,810 $1,192,449 $1,145,978 $1,118,261 $1,107,422

Discontinued operations     64,862     54,175     56,351     55,215     55,191

Total revenues          $1,333,672 $1,246,624 $1,202,329 $1,173,476 $1,162,613
                        ========== ========== ========== ========== ==========


NET INCOME BY SOURCES
(In Thousands)

                           1994       1993       1992       1991       1990
Life and accident and
 health insurance       $  168,460 $  158,242 $  156,588 $  146,205 $  128,153
Communications              21,986     17,335     14,169     10,327     10,019
Other                          531   (  1,581) (   6,544) (   5,958)  (  5,442)
Realized investment
 gains, net of taxes        38,919     35,565     30,385     21,409     18,657
Net income, continuing
  operations            $  229,896 $  209,561 $  194,598 $  171,983 $  151,387

Discontinued operations      9,341      9,720      8,640      3,704      6,250
Accumulated post-
 retirement benefit
 obligation, net                 0   ( 24,109)         0          0          0

Net income              $  239,237 $  195,172 $  203,238 $  175,687 $  157,637
                        ========== ========== ========== ========== ==========

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following is management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1994. It is intended to analyze the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (J-P or Company). The discussion should be read in conjunction with the consolidated financial statements and notes.


RESULTS OF OPERATIONS

Jefferson-Pilot Corporation is a holding company. Its major subsidiary, Jefferson-Pilot Life Insurance Company (J-P Life), offers a wide range of life, health and annuity products which are sold in the Individual and Group markets. Individual insurance products are offered through career general agents, independent marketing organizations and home service agents. Annuity products are offered through these distribution systems and are sold through financial institutions. J-P Life has experienced substantial growth in its individual life insurance sales, primarily due to the expansion of its independent marketing organization distribution channel. It has also emphasized the sale of single-premium deferred annuities, increasing the sales of this product. Group insurance products are issued to employers covering their employees and to associations covering their members. Jefferson-Pilot Communications Company (J-P Communications) owns and operates three network television and thirteen radio broadcast stations. J-P Communications operations originate from the sale of advertising and other related services through its television and radio stations. J-P's revenues are derived approximately 80% from Life insurance, 13% from Communications and 7% from parent company and other investments.

J-P's Consolidated Net Income was $239.2 million, $195.2 million and $203.2 million in 1994, 1993 and 1992, respectively. 1993's results included a charge of $24.1 million to record the cumulative effect of adopting SFAS 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions". Excluding the effect of adopting SFAS 106, 1994's Net Income increased 9.1% and 1993's Net Income increased 7.9%. At year-end 1994, J-P had either sold or reached agreement to sell two of its subsidiaries, Jefferson-Pilot Fire & Casualty and Jefferson-Pilot Title Insurance Company. Operating results of these subsidiaries, net of related income taxes, were previously included in the "Other Insurance Segment". For the current report, the results of this segment are segregated as Income from Discontinued Operations. Excluding these results from all years, Net Income increased 9.7% in 1994 and 7.7% in 1993.

Included in Net Income are realized investment gains from sale of investments. The following table illustrates J-P's results before and after the inclusion of realized investment gains:

                                            1994     1993     1992
                                                 (In millions)
Income before effect of initial
 application of SFAS 106 and
 realized investment gains:
Continuing operations                      $191.0   $174.0   $164.2
Discontinued operations                       9.2      8.0      7.0

Operating income                            200.2    182.0    171.2

Realized investment gains (net
 of applicable income taxes):

Continuing operation                         38.9     35.6     30.4
Discontinued operations                        .1      1.7      1.6

                                             39.0     37.3     32.0

SFAS 106                                      -      (24.1)     -

Net Income                                 $239.2   $195.2   $203.2
                                           ======   ======   ======

Income before investment gains (operating income) and the initial application of SFAS 106 increased 10.0% in 1994 and 6.3% in 1993. Income from continuing operations was 9.8% higher in 1994 and 6.0% higher in 1993. Income from discontinued operations increased 16.2% in 1994 and 14.3% in 1993.

Investment gains for 1994 relate primarily to securities that have been classified as "available for sale" since the adoption of SFAS 115," Accounting for Certain Investments in Debt and Equity Securities". The following table illustrates the sources of realized gains and (losses) for the last three years:

                                            1994     1993     1992
                                                 (In millions)

Common stocks                              $ 65.7   $ 32.8   $ 40.8
Bonds and other debt instruments             (9.5)    16.8      6.8
Other                                         5.2      4.6     (1.9)
Sub-total                                    61.4     54.2     45.7
Less applicable federal and state taxes     (22.4)   (16.9)   (13.7)

As reported                                $ 39.0   $ 37.3   $ 32.0
                                           ======   ======   ======

J-P holds a sizable portfolio of equity securities, which may continue to produce future realized capital gains. J-P also holds a portfolio of debt securities which, beginning in 1994, are partly categorized as "available for sale". The cost and fair value of these "available for sale" portfolios were as follows:
                                            1994     1993     1992
                                                 (In millions)

Cost of equity securities held             $290.4   $325.7   $332.3
Fair value                                 $718.0   $903.5   $889.5

Amortized cost of "available for sale"
    debt securities                        $1,692     N/A      N/A
Fair value                                 $1,607     N/A      N/A


The following table illustrates earnings per share for the years reported:
                                            1994     1993     1992
Income before effect of initial
 application of SFAS 106 and
 realized investment gains:
   Continuing operations                   $ 3.93   $ 3.46   $ 3.22
   Discontinued operations                    .19      .16      .14
Operating income                             4.12     3.62     3.36

Realized investment gains
 (net of applicable federal
 and state income taxes):
   Continuing operations                      .80      .71      .60
   Discontinued operations                    -        .03      .03
                                              .80      .74      .63

SFAS 106                                      -       (.48)     -

Net Income                                 $ 4.92   $ 3.88   $ 3.99
                                           ======   ======   ======

J-P has periodically reacquired shares of its stock and issued additional shares under incentive option programs. The following table analyzes changes in the Company's outstanding shares and the average shares outstanding for each year reported:

                                            1994     1993     1992
                                                 (In millions)

Shares outstanding, beginning of year       49.5     50.4     51.3
  Issued                                     0.3      0.1       -
  Purchased                                 (1.3)    (1.0)     (.9)

Shares outstanding, end of year             48.5     49.5     50.4
                                           =====    =====    =====

Average shares outstanding                  48.6     50.3     51.0
                                           =====    =====    =====

Earnings per share increased 26.8% in 1994 and decreased 2.8% in 1993. Earnings per share excluding the effects of adopting SFAS 106 and net realized investment gains increased 13.8 % in 1994 and 7.7% in 1993, partly due to improved earnings and partly due to the impact of share repurchases.
Earnings per share from continuing operations improved 13.6% in 1994 and 7.5% in 1993.

Revenues increased 6.4% to $1,269 million in 1994 and 4.1% to $1,192 million in 1993. Excluding realized investment gains, revenues increased 6.1% in 1994 and 3.5% in 1993. Premiums and considerations (excluding discontinued operations) increased 4.4% in 1994 to $655.3 million and 2.2% in 1993 to $627.6 million. Life premiums and considerations increased 6.3% in 1994 to $256.2 million and 4.4% in 1993 to $241.0 million. The growth in life premiums and considerations is attributable to J-P's successful implementation of its Individual line business plan over the last two years and to increases in Group life contracts in force. The Individual line business plan focuses on improvement in the productivity of J-P's career life agents and on developing new relationships with independent producers. This focus has resulted in growth in premium receipts from traditional products as well as universal life and annuity products exceeding 25% in 1994 and 12% in 1993. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. Accident and health premiums increased 3.2% in 1994 to $399.1 million and 0.8% in 1993 to $386.6 million. Premium growth for such years was modest due to the Company's emphasis on larger-case self-insured coverages and a moderation in the rate of medical inflation in the most recent two years.

Net investment income, which is included in operating income, grew 4.0% in 1994 to $375.2 million and 2.6% in 1993 to $360.8 million in spite of lower investment yields beginning in 1992 and continuing throughout most of 1994. Such decline is represented by the following table that presents Yield at Cost on bonds and mortgages:

                                            1994     1993     1992

    March 31                                8.08%    8.95%    9.58%
    June 30                                 8.06     8.95     9.52
    September 30                            8.03     8.58     9.40
    December 31                             8.10     8.24     9.27


Growth in investment income was achieved by growth in invested assets arising from policyholder contract deposits related to universal life and annuity products. During 1994, these deposits increased 17.2% to $1,846 million, of which annuity funds comprised $1,081 million, an increase of 22.0%. During 1993, policyholder contract deposits increased 14.8% to $1,575 million with annuities increasing 17.8% to $887 million.

Revenues from the Communications segment increased 19.0% in 1994 to $172.5 million and 11.7% in 1993 to $145.0 million due to acquisitions, market share increases and a favorable economic environment. All of these events favorably influenced advertising receipts, the Company's primary component of Communications revenues.

Total benefits, claims and expenses increased 4.4% in 1994 to $921.2 million and 1.3% in 1993 to $882.0 million. Life benefits and credits to policyholder accounts increased 7.7% in 1994 and 6.0% in 1993, reflecting the growth in life business in force. Accident and health benefits were 1.1% higher in 1994 and 3.8% lower in 1993, indicative of strategic moves as well as moderate growth in medical inflation and utilization. Net life insurance expenses (after deferral of policy acquisition costs) declined 3.1% in 1994 and increased 0.1% in 1993. This result was achieved as the Company improved the economies of its Individual distribution systems. Cost of Communications operations increased 20.7% in 1994 to $120.8 million and 7.0% in 1993 to $100.1 million as a result of acquisitions of television and radio properties as well as costs associated with higher overall revenues. As the result of expense controls, the rate of growth in operating income exceeded the rate of growth in revenues.

Income taxes from continuing operations increased $16.8 million or 16.7% in 1994 and $20.1 million or 24.9% in 1993. Effective tax rates were as follows:

                                            1994     1993     1992
     Income taxes as a percent of
       before-tax income                    33.9%    32.5%    29.3%

1994's effective tax rate increased as a result of a reduction in the percentage of tax-favored investments. 1993's effective tax rate increased because of recoveries and reductions of prior years' taxes recorded in 1992, a reduction in the percentage of tax-favored investments and an increase in the federal income tax rate in 1993 from 34% to 35%.


OPERATING EARNINGS BY BUSINESS SEGMENT

J-P's continuing business segments include Life Insurance and Communications. The Other Insurance Segment, included in prior years, is reported as "Discontinued Operations". Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company, consolidation entries and net realized investment gains are included in the "other" category. Currently, all corporate capital is allocated to the business segments.

The following table illustrates operating income by segments:

                                            1994     1993     1992
                                                 (In millions)
  Life insurance:
     Individual                            $124.2   $117.1   $117.2
     Group                                   44.2     41.1     39.4
                                            168.4    158.2    156.6
  Communications                             22.0     17.3     14.2
  Discontinued operations                     9.2      8.0      7.0
  Other                                       0.6     (1.5)    (6.6)

  Operating income                          200.2    182.0    171.2
  Net realized investment gains              39.0     37.3     32.0
  Income before cumulative effect of
    change in accounting principle         $239.2   $219.3   $203.2
                                           ======   ======   ======

Operating income from all business segments increased $18.2 million or 10% in 1994 and $10.8 million or 6.3% in 1993. Product lines contributing to the increase were as follows:
                                                  Incr. (Decr.)
                                                 1994     1993
                                                 (In millions)
  Life insurance:
    Individual                                  $  7.1   $ (0.1)
    Group                                          3.1      1.7
                                                  10.2      1.6

  Communications                                   4.7      3.1
  Other                                            2.1      5.1
  Sub-total, before discontinued operations       17.0      9.8
  Discontinued operations                          1.2      1.0
  Total                                         $ 18.2   $ 10.8
                                                ======   ======


LIFE INSURANCE


The Life insurance segment is comprised of operations conducted by the Individual and Group distribution systems.

Individual Insurance

The Individual Insurance distribution system offers a wide array of life insurance, annuity, health and investment products through a career agency force, independent marketing organizations, home service agents, individual health sales and service offices and financial institutions. A summary of this unit's operating results for each of the years presented is as follows:

                              1994      1993      1992     1991     1990
                                         (In thousands)
Premiums and other
   considerations          $203,736  $196,100  $182,232 $178,244 $175,046
Net investment income       321,097   311,120   304,477  299,234  290,233
Other income                  4,352     4,543     4,053    3,076    2,636

Total revenues              529,185   511,763   490,762  480,554  467,915

Policy benefits             275,052   260,598   246,803  245,272  243,226
Expenses                     69,581    78,501    81,006   78,802   82,841

Total benefits
 and expenses               344,633   339,099   327,809  324,074  326,067

Operating income before
  income taxes              184,552   172,664   162,953  156,480  141,848
Provision for income
  taxes                      60,307    55,528    45,777   43,430   40,722

Operating income           $124,245  $117,136  $117,176 $113,050 $101,126
                           ========  ========  ======== ======== ========

Individual operating income improved 6.1% in 1994 to $124.2 million. 1993's results were flat at $117.1 million. As a percentage of Total revenues, operating income for the Individual unit was 23.5% in 1994, 22.9% in 1993 and 23.9% in 1992. 1994's results improved on the strength of expense savings. Expenses represented 13.1% of Total revenues in 1994, 15.3% in 1993 and 16.5% in 1992. Expenses also declined in 1993; however, on a comparable basis, 1993 operating income did not improve due to federal income tax refunds and recoveries which were received in 1992. Effective tax rates have increased since 1992, not only because of the federal tax recoveries, but also due to an increase in the statutory rate and the Company's emphasis on fully-taxable securities.

Premiums and other considerations increased 3.9% in 1994 and 7.6% in 1993. Premium receipts on universal life and most annuity contracts are reported as additions to policyholder accounts rather than premium income. 1993's increase is reflective of the Company's business plan which focuses on agent productivity and recruitment of new distribution sources. Policy benefits increased 5.5% in 1994 and 5.6% in 1993, reflective of the growth of business in force. Death benefits in 1994 were 7.5% higher than the prior year at $64.0 million. Mortality experience fluctuates from period to period and the Company does not expect that this experience is indicative of a negative long-term trend. Death benefits for 1993 were up 2.3% to $59.6 million. Expenses improved 11.4% in 1994 and 3.1% in 1993. The efficiencies were achieved through improved economies in the Career and Home Service distribution channels and as a result of the increase in the proportion of expenses related to new business sales, and thus deferred.

Individual premiums and receipts for policyholder accounts are illustrated below:

                                            1994     1993     1992
                                                 (In millions)

First year life insurance premiums         $ 43.3   $ 29.0   $ 25.4
Renewal and other life insurance premiums   169.2    165.7    162.1
Annuity premiums                            250.0    174.7    140.3
Accident and health                          27.5     28.3     25.8

                                           $490.0   $397.7   $353.6
                                           ======   ======   ======

First year life insurance premiums grew 49.2% in 1994 and 14.2% in 1993 as the Company's business plan was implemented. Annuity premium receipts were up 43.1% in 1994 and 24.5% in 1993.

Individual life insurance written (as measured by face amount) increased 48.7% in 1994 to $3,706 million and 15.0% in 1993 to $2,492 million. Sales gains were a result of improved productivity in the career agency force and an increase in independent agents contracted, growing to 9,000 agents at the end of 1994 versus 3,500 at the beginning of the year.

Group Insurance

The Group Department is a Southeastern and Southwestern-focused provider of a wide range of Group insurance products for employers and their employees. It offers conventionally insured and alternatively funded medical benefits, as well as a variety of life, disability income, dental and retirement plans. A summary of this unit's operations follows:

                              1994      1993      1992     1991     1990
                                         (In thousands)
Premiums and other
  considerations           $451,566  $431,504  $432,154 $434,684 $439,152
Net investment income        44,921    43,396    42,588   40,685   37,884
Other income                   -          308       358      503    1,311
Total revenues              496,487   475,208   475,100  475,872  478,347

Policy benefits             352,810   341,126   350,306  360,577  372,335
Expenses                     78,040    73,785    70,112   69,426   68,135
Total benefits
  and expenses              430,850   414,911   420,418  430,003  440,470

Operating income before
  income taxes               65,637    60,297    54,682   45,869   37,877
Provision for income
  taxes                      21,422    19,191    15,270   12,714   10,850
Operating income           $ 44,215  $ 41,106  $ 39,412 $ 33,155 $ 27,027

Premiums and premium
  equivalents              $748,015  $704,310  $728,795 $686,463 $674,979

Group operating income improved 7.6% in 1994 and 4.3% in 1993. As a percentage of Premiums and other considerations, Operating income for the Group Department was 9.8% in 1994, 9.5% in 1993 and 9.1% in 1992. Group life results have declined over the last two years primarily due to adverse mortality experience while health results have improved, as indicated by the following chart:
                                            1994    1993    1992
                                                (In millions)
    Operating income:
       Group life                          $ 10.4  $ 12.9  $ 18.4
       Group health                          33.8    28.2    21.0

                                           $ 44.2  $ 41.1  $ 39.4
                                           ======  ======  ======
Premiums and equivalents, which include the equivalent premiums on cases administered by the Group Department on an uninsured basis, increased 6.2% in 1994 as the Company has focused on expanding its managed care capabilities. They declined 3.4% in 1993 as a result of the loss of a large case. Policy benefits on fully-insured coverages increased 3.4% in 1994 but declined 2.6% in 1993. Death benefits in 1994 were 10.6% higher than the prior year at $52.9 million. The Group Department experienced unusually high mortality in 1994, particularly in its large case business. Death benefits for 1993 were up 2.4% to $47.9 million. Expenses increased 5.8% in 1994 and 5.2% in 1993. The majority of the increases were attributable to managed care, network access fees and other expenses that are passed through to customers. These increased as a result of more widespread use of managed care provider networks.

                            COMMUNICATIONS

Communications operations are conducted by Jefferson-Pilot Communications Company through television and radio broadcast properties as well as production and syndication of sports and entertainment programming. A summary of this unit's operations follows:

                              1994      1993      1992      1991      1990
                                             (In thousands)
Communications
    revenues                $172,501  $144,961  $129,734  $125,045  $127,330

Operating costs              120,833   100,100    93,561    92,334    95,356
Depreciation and
  amortization                10,139    10,757     8,303     9,642    9,980
General expenses               5,297     6,522     3,608     5,046     5,092
Total expenses               136,269   117,379   105,472   107,022   110,428

  Operating income before
   income taxes               36,232    27,582    24,262    18,023    16,902

Provision for income taxes    14,246    10,247    10,093     7,696     6,883
  Operating income          $ 21,986  $ 17,335  $ 14,169  $ 10,327  $ 10,019


Operating income from the Communications segment increased 26.8% in 1994 and 22.3% in 1993. 1994's increase is attributable to: market share increases, particularly among radio properties; a favorable sales environment in the broadcast media business; acquisitions in new and existing markets; and increases in sports production business. 1993's increase is also attributable to an improved economic environment and increased market shares.

Revenues improved 19.0% in 1994. J-P Communications' business strategy includes acquisitions of under-performing properties which can be enhanced through management's efforts. Acquisition expenditures of $19.6 million in 1994,
$21.6 million in 1993 and $0 in 1992 contributed to the revenue growth as exhibited by the following:
                                                  1994     1993     1992
                                                       (In millions)
  Revenues attributable to newly-
    acquired properties                          $ 19.2   $  4.3      -
  Total segment revenues                         $172.5   $145.0   $129.7

During 1994, television revenues improved 22.6%, radio 29.9% and sports and entertainment 58.9%. Television improved as a result of acquisition activity, political advertising and improved economic conditions. Radio benefitted from very favorable advertising conditions, acquisitions and improved market shares.
 The majority of the sports and entertainment increase was related to special programming events occurring during 1994.

1993 revenues improved 11.7% with television increasing 3.0%, radio 20.6% and sports and entertainment 4.9%. Television gains were attributable to acquisitions, partly offset by a decline in political spending from 1992 levels. Radio growth came from improved market shares as well as acquisitions. Stronger collegiate sports revenues contributed to growth in the sports and entertainment business in both 1994 and 1993.

Total expenses, as a percentage of revenues, improved to 79.0% in 1994 versus 81.0% in 1993 and 81.3% in 1992. This favorable trend resulted from higher sales associated with improved market shares and a strong business environment as well as special sports programming events. The marginal profits on improved sales were more than sufficient to overcome lower margins on recent acquisitions.

Effective tax rates of 39.3% in 1994, 37.1% in 1993 and 41.6% in 1992 were influenced favorably by receivables recorded for refundable Federal income taxes and interest in 1993.

On February 14, 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. (J-P DS) were sold for aggregate consideration approximating $33 million. The Company expects to realize an after-tax gain of approximately $11.5 million as a result of the sale. Net income of J-P DS of $2.6 million in 1994, $2.0 million in 1993 and $2.5 million in 1992 is included in operating income of the Communications segment for the years reported. It is expected that income on reinvestment of sale proceeds will be included in parent company results in the future and that consolidated results will not be materially affected as a result of the sale.


DISCONTINUED OPERATIONS AND OTHER

Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (J-P F & C) and Jefferson-Pilot Title Insurance Company (J-P Title). These subsidiaries formerly comprised the "Other insurance" segment. On December 23, 1994, J-P agreed to sell the stock of J-P F & C, subject to regulatory approval. The Company believes that regulatory approval will be given and that closing will occur during the first half of 1995. At or before closing, it is expected that the Company will receive a dividend in partial liquidation and that the purchaser will subsequently buy the stock of J-P F &
C. The amount of the dividend to be received is subject to adjustment through closing. A gain is expected to result from the sale of the stock.

On December 30, 1994, J-P Title entered into a reinsurance agreement with the purchaser to assume the obligations and liabilities of policies in-force. A dividend in partial liquidation was paid to J-P and the purchaser subsequently purchased the stock of J-P Title. A small gain was recorded on the sale of the stock.

The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Operating income attributable to Discontinued Operations increased 16.2% in 1994 to $9.2 million and 14.3% in 1993 to $8.0 million. It is expected that the reinvestment of net proceeds from liquidating dividends and sale of these subsidiaries will replace the operating income included as a component of Discontinued Operations.

Other

Operating results categorized as "other" include earnings on investments held in the parent company as reduced by expenses of the corporation. These results improved in 1994 and in 1993 due to a reduction of expenses associated with shareholder litigation and income from options written on equity securities held by the parent company totaling $2.5 million in 1994.

CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

J-P's resources are primarily represented by investments related to its Life insurance segment, properties and other assets used in its Life insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets were $6,140 million and $5,641 million at December 31, 1994 and 1993 - an increase of $500 million or 8.9%. Primary sources for asset growth were increases in policyholder contract deposits (primarily annuities and universal life contracts), proceeds from securities sold under repurchase agreements and cash provided by operating activities. These sources were offset by cash dividends paid to shareholders and net acquisitions of J-P shares outstanding. Asset values were also reduced by declines in the market values of assets held in the "available for sale" category. These declines were the direct result of increases in market interest rate yields.

J-P's Life insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies and certain agency office expenses. Such amounts deferred were $329.1 million and $277.7 million at December 31, 1994 and 1993 - an increase of $51.4 million or
18.5 %. The increase is primarily related to the incidence of Individual first year premiums, which have grown significantly in recent years. Deferred policy acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

Goodwill and other intangible assets relate to acquisitions of communication properties and are being amortized over periods ranging from 5 to 40 years, with a dollar-weighted average amortization period of approximately 30 years.

Capital Resources

J-P's financial strength is among the highest of its peer companies. Consolidated shareholders' equity was $1,733 million at December 31, 1994 and 1993 and no long-term debt was outstanding at either date. Shareholders' equity includes net unrealized gains on securities available for sale at December 31, 1994 of $230.8 million and net unrealized gains on equity securities at December 31, 1993 of $331.6 million. The Company adopted SFAS 115 as of January 1, 1994, as more particularly described in Note 2 to the Consolidated Financial Statements. This resulted in a net increase in shareholder's equity on that date of $101.4 million. During 1994, fair values of securities classified as available for sale, net of deferred taxes, decreased by $202.1 million . The net effect on shareholders' equity during the year was a decline of $100.7 million or 5.8% from the December 31, 1993 balance.

J-P considers existing capital resources to be more than adequate to support the current level of its business activities. The Company's business plan places priority on redirecting certain capital resources now invested in bonds and stocks into its core businesses, which businesses would be expected to produce higher returns over time. As part of its plan to effectively use its capital resources, the Company may continue to purchase its own common stock from time to time. Management believes that acquisitions and other strategic opportunities can be funded using a prudent balance of capital and debt financing. Currently, the Company does not have any long-term debt outstanding and, while it has made no commitments for obtaining such financing, limited amounts of long-term debt may be used to finance acquisitions or for other corporate purposes in the future. Its capital adequacy is illustrated by the following table:

                                      1994    1993    1992    1991    1990
                                                 (In millions)

Total assets                         $6,140  $5,641  $5,257  $4,945  $4,475

Total shareholders' equity           $1,733  $1,733  $1,668  $1,544  $1,334

Ratio of shareholders' equity
 to assets                            28.2%   30.7%   31.7%   31.2%   29.8%


The Company's ratio of capital to assets declined during 1994 due to growth in policyholder contract deposits as well as securities sold under repurchase agreements which are accounted for as financing arrangements.

J-P considers the capital requirements of its business segments in determining the level of capital available for strategic development. The Life insurance segment, which employs the larger level of required capital, is subject to regulatory constraints. Capital employed in J-P Life is measured in accordance with statutory accounting practices (SAP) which differ from generally accepted accounting principles (GAAP), as illustrated by the following analysis:


                                                   1994       1993
                                                     (In millions)

Statutory capital and surplus at December 31     $  971.6   $  945.2
Adjustments:
  Deferred policy acquisition costs                 312.7      272.3
  Asset valuation reserves                          205.2      263.2
  Future policy benefits                            103.1      102.4
  Fair value adjustment on debt securities          (58.5)       -
  Deferred income taxes                             (96.5)    (154.5)
  All other, net                                     (8.1)       6.5

Shareholders' equity  on GAAP basis              $1,429.5   $1,435.1
                                                 ========   ========


The bases for valuation of GAAP assets and liabilities are described more thoroughly in Note 1 to the Consolidated Financial Statements. J-P Life has not previously ceded business under "surplus relief" reinsurance arrangements nor has statutory capital and surplus been enhanced by any transaction or item that is either (1) not included in GAAP shareholders' equity or (2) eliminated in the preparation of the Company's Consolidated Financial Statements.

Effective for year-end 1993, the National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) levels for life insurers. RBC requires the maintenance of minimum levels of statutory capital and surplus based on formulas related to investment credit risk, insurance risk, interest rate risk and general business risk. For purposes of determining compliance with this new requirement, J-P Life compares its minimum capital requirement (authorized control level) with adjusted statutory capital (includes statutory capital and surplus, asset valuation reserves and other adjustments). Regulatory authorities require that J-P Life maintain adjusted capital and surplus positions up to twice the authorized control level. The Company currently holds surplus levels substantially in excess of amounts needed to comply with the new requirements.

J-P Life has been assigned the highest ratings by the following agencies:

     A.M. Best                              A++
     Standard & Poor's (claims paying)      AAA
     Weiss                                  A+

J-P management believes that the superior ratings assignments are a result of its overall capital position, stability of life insurance earnings, high quality investment portfolio and competitive position within the market.

In managing its capital position, J-P Life measures required capital for each of its major product lines similar to methods utilized by regulatory authorities for risk-based capital requirements. Capital is allocated to product lines in amounts which management believes are prudent and necessary to cover all risks inherent in the book of business. Management also focuses on investment quality and other indications of capital adequacy, such as operating leverage, capital and surplus ratios and the ratio of higher risk assets as a percentage of statutory capital and surplus. Management believes that these ratios are more conservative than those prevailing in the life insurance industry.

Liquidity

J-P's liquidity requirements are met primarily by cash flows from the operations of J-P Life and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Life Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

Net cash provided by operations on a consolidated basis was $117.1 million, $160.2 million and $155.9 million for 1994, 1993 and 1992. Cash flows provided from increases in policyholder contract deposits were $270.6 million, $202.6 million, and $167.9 million in 1994, 1993 and 1992. Net proceeds from short-term borrowing and securities sold under repurchase agreements were $256.5 million, $39.7 million and -0- in 1994, 1993 and 1992. These sources of funds were used to purchase net investments of $513.9 million, $399.5 million and $220.8 million; pay dividends to shareholders of $83.4 million, $78.1 million and $69.1 million; and to make net acquisitions of shares outstanding of $55.7 million, $48.9 million and $34.9 million in 1994, 1993 and 1992.

Primary sources of cash from its Life Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, income taxes and investment purchases.

Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

Dividends paid to the parent company from its subsidiaries were $128.0 million in 1994, $102.8 million in 1993 and $127.9 million in 1992. J-P Life is the primary source of dividends to the parent company. J-P Life is subject to North Carolina laws which limit the amount of dividends that may be paid without first obtaining the approval of the State's Insurance Commissioner.
J-P Life has approximately $97 million available for distribution to the parent company during 1995 without obtaining prior approval.

During 1994 and 1993, the Company utilized uncommitted bank lines of credit to manage parent company cash flows, primarily due to timing differences between receipt of dividends from subsidiaries versus dividends paid to shareholders and purchase of its outstanding shares. The maximum amounts outstanding at any time approximated $90.0 million during 1994 and $40.0 million during 1993. The maximum combined availability of all uncommitted lines as of December 31, 1994 is $375.0 million. Additionally, during 1994 the Company sold U.S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds from such sales were used to purchase securities with longer durations as an asset / liability management strategy. The repurchase agreements were accounted for as a financing arrangement. The maximum amount outstanding during the year approximated the year-end liability of $266.8 million.

Cash and short-term investments on hand were $22.8 million and $34.6 million at December 31, 1994 and 1993. Additionally, debt and equity securities of the parent company with carrying amounts of $188.0 million and $145.3 million at December 31, 1994 and 1993 are considered to be sources of liquidity to support the Company's strategies. Proceeds from the sale of J-P F&C and J-P Data Services of approximately $100 million are expected to increase parent company liquid resources. Total debt and equity securities available for sale at December 31, 1994 are $2,324.9 million.


INVESTMENTS


J-P's strategy for managing its investment portfolio is to dependably meet its pricing assumptions while achieving the highest possible after-tax returns over the long term. Operating structures are in place to require that credit and interest rate risks are prudently managed and that sufficient liquidity is maintained. Management focuses on option-adjusted yields as a measure of anticipated performance and on option-adjusted durations of assets and liabilities as a measure of interest rate risk.

Cash flows from operations are invested primarily in fixed income securities, including publicly-issued bonds, privately-placed notes and bonds and commercial mortgage loans. The nature and quality of the various types of investments held by insurance subsidiaries must comply with the statutes and regulations imposed by the states in which they are licensed.

J-P held the following carrying amounts of investments at each of the dates reported:

                          December 31, 1994  %       January 1, 1994  %
                                           (In millions)
Publicly-issued bonds          $ 2,564      49          $ 2,461      48
Privately-placed bonds             961      18              840      16
Commercial mortgage loans          681      13              584      11
Common stock                       670      13              843      17
Policy loans                       206       4              215       4
Preferred stock                     69       1               86       2
Real estate                         31       1               31       1
Cash, other invested assets         61       1               64       1

Total                          $ 5,243     100          $ 5,124     100


Privately-placed bonds and commercial mortgage loans have increased as a percentage of invested assets while common stocks have decreased. Near-term strategies include identification of fixed income market sectors and niches that provide investment opportunities to enhance the Company's product flow, quality and yield. The Company anticipates that the recent expansion of
private placement and commercial mortgage loan production will continue.   The
Company will also continue to hold common stock as an investment of corporate capital and surplus to enhance the long-term value of the Company and to provide opportunities for tax efficient portfolio management strategies. However, it is expected that the percentage of common stocks will decline as new cash flows from policyholder account balances are invested in fixed interest securities.

J-P's Investment Policy Statement requires an average quality fixed income portfolio of "A" or higher. Currently, the average quality is "Aa3", excluding mortgage loans. The Policy Statement also imposes limits on the amount of lower quality investments and requires diversification by issuer
and asset type.   The Company monitors investments which are considered to
be "higher risk" for compliance with the Investment Policy Statement and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows. Other investments are carried at the lower of cost or net realizable value, as appropriate.

Carrying amounts of investments categorized as "higher risk" assets were as follows at year-end:

                                         1994      %        1993      %
                                                   (In millions)
Bonds near or in default              $    -       -     $    -       -
Bonds below investment grade             122.3    2.3      100.2     2.0
Mortgage loans 60 days delinquent
  or in foreclosure                        0.9     -        13.3     0.3
Mortgage loans restructured               13.5    0.3        6.4     0.1
Foreclosed properties                      7.8    0.2        8.4     0.2
   Sub-total, "higher risk assets"       144.5    2.8      128.3     2.6
All other investments                  5,098.9   97.2    4,820.1    97.4
Total cash and investments            $5,243.4  100.0   $4,948.4   100.0

The Company's investment guidelines allow investments in below investment grade bonds up to a stated percentage of adjusted statutory capital and surplus, which amount currently approximates $200 million. In making acquisitions of this nature, the Company attempts to identify well structured private placements offering enhanced yields. Also, the highest tier of public non-investment grade bonds which have the potential to be upgraded ("crossover credits") are considered for acquisition. It is expected that the level of non-investment grade bonds may increase; however, the Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

During 1994 and 1993, J-P sold call options on selected common stock holdings classified as available for sale to reduce the price volatility of its equity
investments and as an additional source of investment returns.   Option
premiums received are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. Total option premiums received were $4.9 million in 1994 and $2.4 million in 1993. The Company's Investment Policy Statement authorizes an investment up to $50 million in trading securities shares for the primary purpose of writing covered call options in expectation of enhanced total returns from option premiums, market appreciation and dividends received. The Company has not utilized derivative financial instruments other than mortgage-backed securities (MBS), collateralized mortgage obligations (CMO)and covered call options and has no current plans to do so. As discussed in the Liquidity section, the Company sold securities under repurchase agreements as an asset / liability management strategy.

J-P held the following MBS's and CMO's at the dates reported:

                                                 1994       1993
                                                   (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's                 $ 366.8    $   -
   Corporate private-labeled CMO's                87.0        -
Held to maturity at amortized cost:
   Federal agency issued CMO's                   509.7        -
Debt securities at amortized cost:
   Federal agency issued CMO's                     -        373.7
   Corporate private-labeled CMO's                 -        165.3
   Mortgage-backed pass-through securities         -         60.6

Total                                          $ 963.5    $ 599.6

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. CMO holdings for the years under report consist predominately of the least volatile Planned Amortization Classes and sequential tranches of federal agency issuers. During 1994, the Company liquidated its holdings of mortgage pass-through securities and reinvested the proceeds into less volatile CMO's with longer durations. Due to the high quality and liquid nature of these investments, the Company believes that the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.

Asset/Liability Management

The asset/liability management process focuses primarily on the management of interest rate risk. One measure of this risk is to compare asset and liability durations. Duration measures the sensitivity of asset and liability values to changes in interest rates. J-P monitors the durations of insurance liabilities for comparison to the durations of assets backing the insurance lines. In 1994, the Company established the Asset/Liability Management Committee, which is made up of Finance, Investment and Actuarial senior management. This group is charged with continually monitoring and refining the Company's position in an attempt to prudently balance profit-ability and risk for each insurance line, and for the Company in the aggregate.

Separate asset portfolios have been established for each insurance line. Various sophisticated modeling and analytical systems are employed in analyzing the assets and liabilities which make up each of these lines. Option-adjusted liability durations have been developed using stochastic actuarial projections of liability cash flows. In addition, the Investment Department's models measure the assets' effective duration, as well as other analytics necessary for portfolio management. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. It is the intention of management that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain very closely matched. A wider tolerance is permissible for the non-interest sensitive (traditional) portfolios. At December 31, 1994, 39.7% of J-P Life's invested assets at amortized cost were held for interest-sensitive portfolios and 60.3% were held for traditional portfolios and corporate capital and surplus.


EXTERNAL TRENDS, ECONOMIC FACTORS AND ACCOUNTING PRONOUNCEMENTS

Inflation and Interest Rate Risks

Reflecting a concern for inflationary pressures in the U.S. economy, the Federal Reserve raised interest rates significantly during 1994. Since J-P's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate increases during 1994 contributed to the decrease in unrealized gains on securities available for sale, net of deferred taxes, of $202.1 million during the year. Interest rate changes can affect the Company's net worth either positively or negatively since fixed income securities available for sale are recorded at fair values but corresponding liabilities are not adjusted to fair values.

The Company's recent growth in assets and liabilities is largely attributable to sales of interest sensitive products. Because J-P earns profits on the basis of investment spreads, changes in interest rates may also affect results of operations. In a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain the spreads on its interest sensitive portfolio of insurance products. Durations of the Company's assets and liabilities may also be adversely impacted by changes in interest rates.

To protect against the negative impact of interest rate risk, J-P focuses on measuring option-adjusted durations of its assets and manages the risk of mismatch between assets and liabilities. The Company also adjusts interest crediting rates on a frequent basis reflecting the yield of its investment portfolio and assumptions for pricing and profitability.

Medical inflation and utilization affects the profitability of health products offered through the Individual and Group distribution systems. In the event that premium rates are not adjusted in anticipation of medical trends, profitability of health insurance products may be adversely affected.


Environmental Liabilities

J-P is exposed to environmental regulation and litigation as a result of ownership of investment real estate, property and casualty and Communications subsidiaries. The Company's actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

Accounting Pronouncements

J-P adopted the provisions of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. This statement applies to equity securities having readily-determinable fair values as well as debt securities and requires classification of securities as either 1) securities held to maturity stated at amortized cost; 2) trading securities at fair value with unrealized gains and losses reflected in income currently; or 3) securities available for sale stated at fair value with unrealized gains and losses, net of deferred income tax effect, included in a separate component of stockholders' equity.

In connection with the adoption of SFAS 115, the Company classified debt securities that it has both the positive intent and ability to hold until maturity as held to maturity. Other debt securities and all holdings of equity securities were classified as available for sale. Approximately 53% (at amortized cost) of the Company's debt securities were classified as available for sale and 47% as held-to-maturity. Debt securities classified as available for sale were adjusted to aggregate fair value as of January 1, 1994. Equity securities held by the parent company, which were previously stated at the lower of aggregate cost or market, were adjusted to market value. Equity securities held by the insurance subsidiaries were stated at market prior to adoption of SFAS 115 and therefore were not adjusted. The adjustment to available for sale debt securities and parent company equity securities increased shareholders' equity by $101.4 million as of January 1, 1994.

SFAS 114," Accounting by Creditors for Impairment of a Loan" will be effective for the Company's 1995 consolidated financial statements. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price or the fair value of the underlying collateral. Adoption of SFAS 114 is not expected to have a significant effect on the consolidated financial statements for 1995.

Potential Acquisition of Kentucky Central Life Insurance Company

The Kentucky Insurance Commissioner has submitted to the Circuit Court of Franklin County, Kentucky a proposed plan of rehabilitation for Kentucky Central Life Insurance Company, which was seized in February 1993. Under the proposed plan, J-P Life would assume most of Kentucky Central's life insurance and annuity business. Kentucky Central reported statutory basis life reserves and deposit liabilities totaling approximately $1 billion as of December 31, 1993. On August 18, 1994, the Circuit Court entered a final but appealable order that approved the plan. The Circuit Court's order was subsequently appealed by Kentucky Central's stockholders. The outcome of the proposed plan is dependent upon resolution of the appeal of the Circuit Court's order.

Item 8.  Financial Statements and Supplementary Data

                MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA

                    Jefferson-Pilot Corporation and Subsidiaries
                     (In Thousands Except Per Share Information)


                                                         1994
                                          March     June    September  December
                                           31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                           $307,248  $314,466  $ 312,455  $334,640
Benefits and expenses                    228,067   228,615    225,892   238,633
Provision for income taxes                26,782    29,569     29,659    31,696

Income from continuing operations       $ 52,399  $ 56,282  $  56,904  $ 64,311
Discontinued operations, net of
  income taxes                             1,865     2,088      1,895     3,493

Net income                              $ 54,264  $ 58,370  $  58,799  $ 67,804
                                        ========  ========  =========  ========

Per share                               $   1.11  $   1.20  $    1.21  $   1.40
                                        ========  ========  =========  ========



                                                         1993
                                          March     June    September  December
                                           31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                           $293,736  $293,298  $ 289,564  $315,851
Benefits and expenses                    224,040   220,846    213,025   224,079
Provision for income taxes                21,779    23,579     26,105    29,436

Income from continuing operations       $ 47,917  $ 48,873  $  50,434  $ 62,336
Discontinued operations, net of
  income taxes                             2,018     3,368      2,040     2,295
Accumulated postretirement benefit
  obligation, net                        (24,109)        0          0         0

Net income                              $ 25,826  $ 52,241  $  52,474  $ 64,631
                                        ========  ========  =========  ========

Per share                               $    .51  $   1.04  $    1.04  $   1.30
                                        ========  ========  =========  ========



                                (continued)

              MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA

                                                        1992
                                         March     June    September  December
                                          31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                          $286,907  $281,050  $ 285,512  $292,510
Benefits and expenses                   219,051   217,168    217,875   216,523
Provision for income taxes               19,864    18,183     21,042    21,675

Income from continuing operations      $ 47,992  $ 45,699  $  46,595  $ 54,312
Discontinued operations, net of
  income taxes                            1,267     2,561      2,465     2,347

Net income                             $ 49,259  $ 48,260  $  49,060  $ 56,659
                                       ========  ========  =========  ========

Per share                              $    .96  $    .94  $     .96  $   1.12
                                       ========  ========  =========  ========



       Financial statements and notes included on pages 36 through 59 of the

Annual Report of Jefferson-Pilot Corporation to its shareholders for the year ended December 31, 1994, are incorporated herein by reference.



Item 9.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure

       None.

                                  Part III


Item 10.  Directors and Executive Officers of the Registrant


     The information included under the heading "Election of Directors," of the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 1, 1995 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers are described in Part I.

     Information under the heading "Security Ownership", of the Proxy

Statement relating to a delinquent filer under Section 16(a) of the Exchange

Act of 1934 is incorporated herein by reference.


Item 11.  Executive Compensation


     The information included under the heading "Executive Compensation"

of the Proxy Statement is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


     The information included under the heading "Security Ownership" of the Proxy Statement is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

     The information included under the heading "Compensation Committee

Interlocks and Insider Participation" of the Proxy Statement is incorporated herein by reference.











                                    III-1

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.) List and Index of Exhibits included on page F-16 of this report.

  (b) The Registrant filed a report on Form 8-K on November 14, 1994, describing its Amended and Restated Rights Agreement adopted by the Board of Directors on November 7, 1994.

  (c)     Exhibits are submitted as a separate section of this report.
          (See F-16.)

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


                                              JEFFERSON-PILOT CORPORATION
                                                     (Registrant)

                            BY (SIGNATURE)    David A. Stonecipher
                            (NAME AND TITLE)  David A. Stonecipher,
                                                President and Director
                                              (Also signing as Principal
                                                Executive Officer)
                            DATE              March 28, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)       Dennis R. Glass
(NAME AND TITLE)     Dennis R. Glass, Senior Vice
                       President and Treasurer
                     (Principal Financial Officer)
DATE                 March 28, 1995

BY (SIGNATURE)       Reggie D. Adamson
(NAME AND TITLE)     Reggie D. Adamson,
                       Senior Vice President, Finance
                     (Principal Accounting Officer)
DATE                 March 28, 1995

BY (SIGNATURE)       Thomas M. Belk *
(NAME AND TITLE)     Thomas M. Belk, Director
DATE                 March 28, 1995

BY (SIGNATURE)       William E. Blackwell
(NAME AND TITLE)     William E. Blackwell, Director
DATE                 March 28, 1995

BY (SIGNATURE)       Edwin B. Borden *
(NAME AND TITLE)     Edwin B. Borden, Director
DATE                 March 28, 1995

BY (SIGNATURE)       William H. Cunningham *
(NAME AND TITLE)     William H. Cunningham, Director
DATE                 March 28, 1995

                                 SIGNATURES
                                 (continued)


BY (SIGNATURE)       C. Randolph Ferguson
(NAME AND TITLE)     C. Randolph Ferguson, Director
DATE                 March 28, 1995


BY (SIGNATURE)       Robert G. Greer *
(NAME AND TITLE)     Robert G. Greer, Director
DATE                 March 28, 1994


BY (SIGNATURE)       A. Linwood Holton, Jr. *
(NAME AND TITLE)     A. Linwood Holton, Jr., Director
DATE                 March 28, 1995

BY (SIGNATURE)       Hugh L. McColl, Jr. *
(NAME AND TITLE)     Hugh L. McColl, Jr., Director
DATE                 March 28, 1995

BY (SIGNATURE)       Charles W. McCoy *
(NAME AND TITLE)     Charles W. McCoy, Director
DATE                 March 28, 1995

BY (SIGNATURE)       E. S. Melvin
(NAME AND TITLE)     E. S. Melvin, Director
DATE                 March 28, 1995

BY (SIGNATURE)       William P. Payne *
(NAME AND TITLE)     William P. Payne, Director
DATE                 March 28, 1995

BY (SIGNATURE)       Donald S. Russell, Jr. *
(NAME AND TITLE)     Donald S. Russell, Jr., Director
DATE                 March 28, 1995

BY (SIGNATURE)       Robert H. Spilman *
(NAME AND TITLE)     Robert H. Spilman, Chairman
DATE                 March 28, 1995


BY (SIGNATURE)       Martha A. Walls *
(NAME AND TITLE)     Martha A. Walls, Director
DATE                 March 28, 1995




* BY  Robert A. Reed
      Attorney in fact

       List of Financial Statements and Financial Statement Schedules

Financial Statements:
 The following consolidated financial statements and independent auditor's report included in the Annual Report of Jefferson-Pilot Corporation to its shareholders for the year ended December 31, 1994 are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 (b), 3, 8 and 14(a) 1 and 2 herein, the 1994 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                              Annual Report
                                                                 -Pages-

 Consolidated Balance Sheets as of December 31, 1994
  and 1993                                                       36 - 37
 Consolidated Statements of Income for the Years Ended
  December 31, 1994, 1993 and 1992                                  38
 Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1994, 1993 and 1992              39
 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1994, 1993 and 1992                            40
 Notes to Consolidated Financial Statements                      41 - 58
 Independent Auditor's Report                                       59

Financial Statement Schedules:
                                                                Form 10-K
                                                                 -Pages-

 Independent Auditor's Report on Schedules                         F-2

 Schedule I - Summary of Investments - Other Than
  Investments in Related Parties                                F-3 - F-4

 Schedule II - Financial Statements of
  Jefferson-Pilot Corporation:
   Condensed Balance Sheets as of
    December 31, 1994, and 1993                                    F-5
   Condensed Statements of Income for the Years Ended
    December 31, 1994, 1993, and 1992                              F-6
   Condensed Statements of Cash Flows for the Years
    Ended December 31, 1994, 1993, and 1992                        F-7
   Notes to Condensed Financial Statements                      F-8 - F-11

 Schedule III - Supplementary Insurance Information            F-12 - F-13

 Schedule IV - Reinsurance                                     F-14 - F-15

 List and Index of Exhibits                                    F-16 - F-18

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

            INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




To the Board of Directors
Jefferson-Pilot Corporation
Greensboro, North Carolina

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedules I, II, III, and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As disclosed in the notes to consolidated financial statements, the Company changed its method of accounting for investments in debt and marketable equity securities effective January 1, 1994 by adopting Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As also disclosed in the notes to consolidated financial statements, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993.



                                        /s/  McGLADREY & PULLEN, LLP



Greensboro, North Carolina
February 7, 1995, except for Note 19 to
the consolidated financial statements as to which the date is February 14, 1995

                      JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          SCHEDULE I - SUMMARY OF INVESTMENTS -
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                                    December 31, 1994
                 Column A                   Column B        Column C       Column D
                                                                        Amount at Which
                                                                         Shown in the
                                                                         Consolidated
            Type of Investment               Cost (a)        Value       Balance Sheet
Debt securities:
  Bonds and other debt instruments:
    United States Government obligations
     and direct obligations of U.S.
     Government agencies                  $  573,528,767 $  552,094,661 $  552,094,661
    Federal agency issued collateralized
     mortgage obligations (b)                904,596,652    818,487,852    876,515,569
    Obligations of states, municipalities
     and political subdivisions (b)           93,631,364     91,793,452     92,384,063
    Obligations of public utilities (b)      784,494,703    723,141,791    765,261,358
    Corporate obligations (b)              1,164,309,146  1,110,853,986  1,152,026,678
    Corporate private-labeled
     mortgage obligations                     87,592,110     86,976,560     86,976,560
  Redeemable preferred stocks                 23,867,148     21,651,878     21,651,878

        Total debt securities             $3,632,019,890 $3,405,000,180 $3,546,910,767

Equity securities:
  Common stocks:
    Public utilities                      $  121,557,505 $  224,265,414 $  224,265,414
    Banks, trust, and insurance companies     59,113,163    285,756,672    285,756,672
    Industrial and all other                  59,178,543    160,386,863    160,386,863
  Nonredeemable preferred stocks              50,520,983     47,614,338     47,614,338

        Total equity securities           $  290,370,194 $  718,023,287 $  718,023,287

  Mortgage loans on real estate (c)       $  682,299,847                $  680,624,847

  Real estate acquired by foreclosure(c)  $    9,308,024                $    7,890,230

  Other real estate held for investment(c)$   23,579,023                $   22,997,317

  Policy loans                            $  206,360,597                $  206,360,597

  Other long-term investments             $   37,860,826                $   37,860,826

  Short-term investments, other than
    cash equivalents                      $       -                     $        -

        Total investments                 $4,881,798,401                $5,220,667,871

                                     (Continued)

                   JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS -
               OTHER THAN INVESTMENTS IN RELATED PARTIES (CONTINUED)

                                December 31, 1994

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

   (b) Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A portion of bonds and debt securities are recorded as investments held to maturity at amortized cost and a portion are recorded as investments available for sale at fair value.

   (c) Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances and declines in value that are other than temporary.

                    JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
              CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
                              December 31, 1994 and 1993
                                                                   SCHEDULE II

             ASSETS                                   1994             1993

Cash and investments (Note 2)
  Cash and cash equivalents                     $    1,864,097   $       10,174
  Short-term investments                                 -            3,065,000
  Debt securities available for sale               135,952,327            -
  Debt securities, at amortized cost                     -          140,660,581
  Equity securities available for sale              52,093,483            -
  Equity securities, at cost                             -            4,653,937
  Investment in continuing subsidiaries          1,522,393,224    1,512,263,288
  Investment in discontinued subsidiaries           65,039,937       93,997,746
  Other investments                                  1,980,599        1,625,729

     Total cash and investments                  1,779,323,667    1,756,276,455
Amounts due from subsidiaries                        8,480,428       38,374,033
Deferred income taxes                                    -            1,225,936
Other assets                                        11,276,486       10,423,417

                                                $1,799,080,581   $1,806,299,841
                                                ==============   ==============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable (Note 3)                        $   29,350,000   $   39,700,000
  Payables and accruals                              3,556,764        9,443,910
  Dividends payable                                 20,834,000       19,291,000
  Income taxes payable                               3,824,458        4,794,556
  Deferred income tax liabilities                    8,972,756            -

        Total liabilities                           66,537,978       73,229,466

Commitments and contingent liabilities (Note 4)

Stockholders' equity (Notes 2, 5 and 6):
  Common stock, par value $1.25 per share,
    authorized 100,000,000 shares; issued
    1994 48,450,898 shares; 1993 49,464,495
    shares                                          60,563,623       61,830,619
  Retained earnings, including equity in
    undistributed net income of subsidiaries
    1994 $1,318,265,897; 1993 $1,220,151,215     1,441,132,441    1,339,671,590
  Net unrealized gains on securities available
    for sale, less deferred income taxes
    $121,988,542                                   230,846,539          -
  Net unrealized gains on equity securities
    held by insurance subsidiaries, less
    deferred income taxes $176,201,659                  -           331,568,166

    Total stockholders' equity                   1,732,542,603    1,733,070,375

                                                $1,799,080,581   $1,806,299,841
                                                ==============   ==============
See Notes to Condensed Financial Statements.

                    JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

            CONDENSED STATEMENTS OF INCOME OF JEFFERSON-PILOT CORPORATION

                     Years Ended December 31, 1994, 1993 and 1992

                                                                   SCHEDULE II
                                                   1994           1993           1992
Income:
  Dividends from continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company    $  94,500,000  $  91,256,674  $ 116,051,951
    Jefferson-Pilot Communications Company        4,000,000      5,000,000     10,000,000
    Other subsidiaries                            4,200,000        400,000        387,000
                                                102,700,000     96,656,674    126,438,951
  Dividends from discontinued subsidiaries:
    Jefferson-Pilot Fire & Casualty Company       5,170,000      4,300,000          -
    Jefferson-Pilot Title Insurance Company      20,161,426      1,800,000      1,500,000
                                                 25,331,426      6,100,000      1,500,000

  Other investment income, including
    interest from subsidiaries, net (Note 7)     11,227,132      7,451,363      5,614,534
  Realized investment gains                      20,565,037     11,134,594        402,169

       Total income                             159,823,595    121,342,631    133,955,654

Expenses                                         11,182,580     11,512,825     17,470,089

    Income before income taxes
      and equity in undistributed net
      income of subsidiaries                    148,641,015    109,829,806    116,485,565

Income taxes (benefit) (Note 8)                   7,518,026      1,452,456     (5,491,839)

    Income before equity in undistributed
      net income of subsidiaries                141,122,989    108,377,350    121,977,404

Equity in undistributed net income
 of continuing subsidiaries:
   Jefferson-Pilot Life Insurance Company        99,835,640     72,942,220     71,919,386
   Jefferson-Pilot Communications Company        15,361,598      6,671,329      1,664,967
   Other subsidiaries, net                       (1,091,957)     4,071,516        536,172

                                                114,105,281     83,685,065     74,120,525
Equity in undistributed net income
 of discontinued subsidiaries:
   Jefferson-Pilot Fire & Casualty Company        1,937,398      2,909,525      6,597,763
   Jefferson-Pilot Title Insurance Company,
     reflects special dividend of
     $18,538,916 in 1994                        (17,927,995)       200,038        542,363

                                                (15,990,597)     3,109,563      7,140,126

  Net income                                  $ 239,237,673  $ 195,171,978  $ 203,238,055
                                              =============  =============  =============

See Notes to Condensed Financial Statements.

                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          CONDENSED STATEMENTS OF CASH FLOWS OF JEFFERSON-PILOT CORPORATION

                     Years Ended December 31, 1994, 1993 and 1992
                                                                   SCHEDULE II
                                                  1994            1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $ 239,237,673  $ 195,171,978  $ 203,238,055
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed net
     income of subsidiaries                     (98,114,684)   (86,794,628)   (81,260,651)
    Noncash dividends received from
     subsidiaries                               (18,270,501)        -              -

    Realized investment gains                   (20,565,037)   (11,134,594)      (402,169)
    Change in accrued items and other
     adjustments, net                            13,806,030        677,280     (3,160,617)

     Net cash provided by operating
        activities                              116,093,481     97,920,036    118,414,618

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales (purchases) of short-term
      investments, net                            3,065,000     39,183,230    (34,057,070)
    Purchases of investments in debt
      securities                                     -        (200,511,406)        -
    Proceeds from sales of investments           22,354,569     71,937,217      1,865,571
    Collection of notes receivable               15,500,000      1,793,224      1,432,002
    Acceptance of notes receivable                   -         (36,500,000)      (480,000)
    Proceeds from retirement of
      subsidiary's preferred stock                   -           4,200,000         -
    Other, net                                   (2,277,098)     1,861,111         (9,597)

      Net cash provided by (used in)
        investing activities                     38,642,471   (118,036,624)   (31,249,094)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends                              (83,356,860)   (78,125,073)   (69,100,414)
    Common stock reacquired                     (55,686,956)   (50,680,048)   (36,125,110)
    Proceeds from borrowings                         -          39,700,000         -
    Repayment of borrowings                     (10,350,000)        -              -
    Other                                        (3,488,213)    (1,055,504)     5,341,571

      Net cash used in financing
        activities                             (152,882,029)   (90,160,625)   (99,883,953)
      Net increase (decrease) in cash
        and cash equivalents                      1,853,923   (110,277,213)   (12,718,429)

Cash and cash equivalents:
  Beginning                                          10,174    110,287,387    123,005,816

  Ending                                      $   1,864,097  $      10,174  $ 110,287,387
                                              =============  =============  =============
See Notes to Condensed Financial Statements.

                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED FINANCIAL STATEMENTS OF JEFFERSON-PILOT CORPORATION

                                                                  SCHEDULE II

Note 1.    Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of the financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned sub-sidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Jefferson-Pilot Corporation Annual Report to Shareholders for the year ended December 31, 1994.

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS 115 applies to equity securities having readily determinable fair values and to debt securities. Securities under its scope must be classified for financial reporting purposes as either 1) securities held to maturity stated at amortized cost;
       2) trading securities stated at fair value with unrealized gains and losses reflected in income; or 3) securities available for sale stated at fair value with net unrealized gains and losses included in a separate component of stockholders' equity, net of deferred income tax effect.

       SFAS 115 establishes criteria for classifying debt securities as held to maturity or trading and requires debt securities not other-wise classified to be accounted for as available for sale. Equity securities with readily determinable fair values are required to be classified as either trading or available for sale. Individual securities classified as either held to maturity or available for sale that experience other-than-temporary declines in value to amounts less than amortized cost must be adjusted to a new cost basis, with a corresponding charge to earnings.

       In connection with the adoption of SFAS 115, the Company classified its debt and equity securities as available for sale and adjusted their carrying amount to aggregate fair value as of January 1, 1994. Prior to adopting SFAS 115, the Company's debt securities were stated at amortized cost less allowances for declines in value considered to be other than temporary and equity securities held directly by the Company were stated at the lower of aggregate cost or market.

       Additional information about accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries are as set forth in Note 1 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Share-holders for the year ended December 31, 1994.

Note 2.    Investment Information

       The effect of adopting SFAS 115 on the carrying amount of debt and equity securities held directly by the Company and the separate component of stockholders' equity as of January 1, 1994 follows:

                                           Net Unrealized Gains (Losses)
                                          Debt         Equity
                                       Securities    Securities       Total
Effect of adopting SFAS 115 as
of January 1, 1994:
 Increase in stated amount
   of securities                     $    151,607  $ 70,103,916  $ 70,255,523
 Increase in deferred income
   tax liabilities                        (52,000)  (28,102,946)  (28,154,946)
Increase in net unrealized gains
  included in stockholders' equity         99,607    42,000,970    42,100,577

Changes during year ended
December 31, 1994:
 Decrease in stated amount
   of securities                      (15,593,429)  (28,221,111)  (43,814,540)
 Decrease in deferred income
   tax liabilities                      6,151,909    11,815,851    17,967,760

Increase/(Decrease) in net
 unrealized gains included in
 stockholders' equity                $ (9,341,913) $ 25,595,710  $ 16,253,797
                                     ============  ============  ============

       Net unrealized gains on securities available for sale included in the accompanying condensed balance sheet as of December 31, 1994 includes approximately $215 million of net unrealized gains pertaining to securities held by insurance subsidiaries, net of deferred income tax effect of approximately $112 million. Since debt and equity securities held directly by the Company as of December 31, 1993 were stated at amortized cost or cost, as appropriate, related unrealized gains are not reflected in the accompanying condensed balance sheet as of that date.

       Debt securities held directly by the Company, stated at fair value of $135,952,327 as of December 31, 1994, had an aggregate amortized cost of approximately $151 million. Such securities consisted primarily of U.S. Treasury obligations maturing in the years 2000 through 2003 with approximately $15 million of gross unrealized holding losses. Equity securities held directly by the Company were stated at market value of $52,093,483 and had aggregate cost approximating $10 million, with approximately $42 million of gross unrealized holding gains.

       As of December 31, 1993, debt securities held directly by the Company were stated at amortized cost of $140,660,581 and had aggregate fair value approximating cost. Equity securities held directly by the Company as of December 31, 1993 had aggregate market value approximating $74,758,000, with unrealized holding gains of $70,103,916.

Note 3.    Notes Payable

       Information about notes payable is contained in Note 5 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

Note 4.    Commitments and Contingent Liabilities

       Information about commitments and contingent liabilities involving the Company and its subsidiaries is contained in Notes 11, 12 and 17 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

Note 5.    Common Stock and Stock Options

       Information about common stock and stock options is contained in Notes 7 and 9 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.


Note 6.    Retained Earnings

       Information about certain limitations affecting the amount of dividends that Jefferson-Pilot Life Insurance Company (the Company's largest subsidiary) may pay to the Company without the approval of the Insurance Commissioner of the State of North Carolina is contained in Note 8 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.


Note 7.    Other Investment Income

       Other investment income consists principally of interest on debt securities and dividends on investments in common stocks. Realized investment gains resulted from sales of common stocks in 1994 and from sales of common stocks and dispositions of other investments in 1993.


Note 8.    Income Taxes (Benefit)

       Income taxes (benefit) as reported in the statements of income differ from the amounts which result from applying the maximum federal income tax rates of 35% in 1994 and 1993 and 34% in 1992 to income before income taxes and equity in undistributed income of subsidiaries. The predominant reason for the difference is elimination of dividends from subsidiaries in arriving at income subject to income taxes. Net deferred income tax liabilities as of December 31, 1994 relate primarily to unrealized gains on securities available for sale.
       Other asset and liability basis differences resulted in deferred income tax assets approximating $1.2 million as of December 31, 1994 (netted with deferred income tax liabilities) and 1993. The deferred components of income taxes (benefit) was not material in any year presented.

       The Company pays the total amount of federal income taxes indicated on its consolidated federal income tax return and collects from subsid-iaries the amounts which the subsidiaries would have paid had they filed separate returns (or pays to them the benefits resulting from including their losses in the return).

       Information about untaxed life insurance company income and the status of the Company and its subsidiaries with respect to federal income tax return examinations is contained in Note 10 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

Note 9.    Postretirement Benefit Plans

       Information about postretirement benefit plans sponsored by the Company and its subsidiaries is contained in Note 11 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

       The effect of adopting SFAS 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" during 1993 is reflected primarily in equity in undistributed net income of subsidiaries, as are substantially all postretirement benefits expenses.


Note 10.   Discontinued Operations and Subsequent Event

       Information about discontinued operations, which includes the property and casualty and title insurance subsidiaries that formerly comprised the other insurance business segment reflected in the consolidated financial statements of the Company and its subsidiaries is contained in Note 16 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

       On February 14, 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. were sold. Information about the sale is included in Note 19 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Annual Report to Shareholders for the year ended December 31, 1994.

                        JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                      SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                For the Years Indicated

      Column A          Column B      Column C      Column D    Column E      Column F
                                                    Deferred
                                    Future Policy   Revenue
                        Deferred    Benefits and      and     Other Policy   Premiums
                         Policy     Policyholder    Premiums   Claims and    and Other
                      Acquisition     Contract      Collected   Benefits     Consider-
      Segment            Costs       Deposits      in Advance  Payable(b)     ations
As of or Year Ended
 December 31, 1994

 Life insurance       $323,015,000 $3,125,021,000 $23,321,000 $414,722,000 $655,302,000
 Discontinued                                                              ============
  operations (a)         6,124,000        -             -       70,699,000

    Total             $329,139,000 $3,125,021,000 $23,321,000 $485,421,000
                      ============ ============== =========== ============


As of or Year Ended
 December 31, 1993

 Life insurance       $272,314,000 $2,954,247,000 $21,680,000 $415,593,000 $627,604,000
 Discontinued                                                              ============
  operations (a)         5,417,000        -             -       62,793,000

    Total             $277,731,000 $2,954,247,000 $21,680,000 $478,386,000
                      ============ ============== =========== ============


As of or Year Ended
 December 31, 1992

 Life insurance       $254,787,000 $2,731,357,000 $21,280,000 $403,832,000 $614,386,000
 Discontinued                                                              ============
  operations (a)         5,374,000        -             -       59,792,000

    Total             $260,161,000 $2,731,357,000 $21,280,000 $463,624,000
                      ============ ============== =========== ============


                                        (continued)

                   JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                 (continued)

     Column A           Column G       Column H       Column I      Column J
                                       Benefits,    Amortization
                                        Claims,     of Deferred
                          Net         Losses and       Policy         Other
                       Investment     Settlement    Acquisition     Operating
     Segment             Income       Expenses         Costs       Expenses(c)

As of or Year Ended
 December 31, 1994

 Life insurance       $375,196,000  $  627,862,000  $ 22,265,000  $136,585,000
                      ============  ==============  ============  ============


As of or Year Ended
 December 31, 1993

 Life insurance       $360,800,000  $  601,726,000  $ 25,083,000  $138,607,000
                      ============  ==============  ============  ============


As of or Year Ended
 December 31, 1992

 Life insurance       $351,721,000  $  597,111,000  $ 21,757,000  $146,836,000
                      ============  ==============  ============  ============



(a) Balance sheet information for discontinued operations relates to operations classified in prior years as the "other insurance" segment.

(b) Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders, casualty insurance unearned premiums and losses payable and other policy liabilities.

(c) Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $22,917,000 in 1994, $10,897,000 in 1993, and $10,504,000 in 1992.

                          JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                    SCHEDULE IV - REINSURANCE
                                     For the Years Indicated

      Column A          Column B        Column C      Column D      Column E      Column F
                                                                                 Percentage
                                        Ceded to       Assumed                   of Amount
                                         Other        From Other                 Assumed to
                      Gross Amount      Companies     Companies    Net Amount      Net(b)
Year Ended
 December 31, 1994:

 Life insurance in
  force end of year $ 45,048,825,000 $2,738,735,000 $ 9,657,000  $42,319,747,000      -

 Premiums: (a)
  Life insurance    $    226,830,000 $    9,250,000 $   194,000  $   217,774,000     .1%
  Accident and
  health insurance       404,869,000      5,757,000     (47,000)     399,065,000      -

  Total Premiums    $    631,699,000 $   15,007,000 $   147,000  $   616,839,000      -


Year Ended
 December 31, 1993:

  Life insurance in
  force end of year $ 41,574,012,000 $2,216,681,000 $17,114,000  $39,374,445,000      -

 Premiums: (a)
  Life insurance    $    219,805,000 $    8,948,000 $   161,000  $   211,018,000     .1%
  Accident and
  health insurance       395,767,000      9,016,000    (143,000)     386,608,000      -

  Total Premiums    $    615,572,000 $   17,964,000 $    18,000  $   597,626,000      -


Year Ended
 December 31, 1992:

  Life insurance in
  force end of year $ 40,816,896,000 $1,970,154,000 $ 26,293,000  $38,873,035,000     .1%

 Premiums: (a)
  Life insurance    $    208,044,000 $    6,761,000 $    384,000  $   201,667,000     .2%
  Accident and
  health insurance       391,502,000      7,998,000       48,000      383,552,000      -

  Total Premiums    $    599,546,000 $   14,759,000 $    432,000  $   585,219,000     .1%

                                        (continued)

(a) Included with life insurance premiums are premiums on ordinary life insurance products and mortality charges on interest-sensitive products.

(b) Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

                      List and Index of Exhibits



 Reference
Per Exhibit
   Table                Description of Exhibit                     -Page-


    (2)        Plan of acquisition - Life and Health
               Agreement in Connection with the
               Rehabilitation of Kentucky Central
               Life Insurance Company was included
               in Form 10-Q for the period ended
               September 30, 1994, and is incorporated
               herein by reference.                                   -


    (3)        (i)  Articles of Incorporation including
                    amendments thereto that have been
                    approved by shareholders.  (Provided
                    as part of the electronic filing.)           F-19 - F-30

               (ii) By laws as currently in effect
                    were included in Form 8-K dated
                    November 14, 1994, and are
                    incorporated herein by reference.                 -


    (4)        Amended and Restated Rights Agreement
               dated November 7, 1994 between Jefferson-
               Pilot Corporation and First Union National
               Bank of North Carolina, as Rights Agent,
               was included in Form 8-K dated November 14,
               1994, and is incorporated herein by reference.         -


    (10)       The following contracts and plans:

               (i)   Employment contract, between the
                     Registrant and David A. Stonecipher,
                     an executive officer of the Registrant,
                     was included in Form 10-K for the year
                     ended December 31, 1992, and is
                     incorporated herein by reference.                -

               (ii)  Employment contract, between the
                     Registrant and Kenneth C. Mlekush,
                     an executive officer of the Registrant,
                     was included in Form 10-K for the year
                     ended December 31, 1992, and is
                     incorporated herein by reference.                -

            (iii)   Employment contract between the
                    Registrant and John D. Hopkins,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the year
                    ended December 31, 1993, and
                    incorporated herein by reference.                 -

            (iv)    Employment contract between the
                    Registrant and Dennis R. Glass,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the year
                    ended December 31, 1993, and
                    incorporated herein by reference.                 -

            (v)     Employment contract between the
                    Registrant and E. J. Yelton,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the
                    year ended December 31, 1993, and
                    incorporated herein by reference.                 -

            (vi)    Long Term Stock Incentive Plan,
                    included as Exhibit 2 to the
                    March 24, 1995 Proxy Statement
                    and incorporated herein by reference.             -

            (vii)   1995 Non-employee Directors Stock
                    Option Plan, included as Exhibit 3
                    to the March 24, 1995 Proxy Statement
                    and incorporated herein by reference.             -

            (viii)  Jefferson-Pilot Life Insurance
                    Company Supplemental Benefit Plan
                    and Executive Special Supplemental
                    Benefit Plan. (Provided as part
                    of the electronic filing.)                   F-31 - F-36

            (ix)    Management Incentive Compensation
                    Plan for Jefferson-Pilot Corporation
                    and its insurance subsidiaries.
                    (Provided as part of the electronic
                    filing.)                                     F-37 - F-38

            (x)     Deferred Fee Plan for Non-Employee
                    Directors. (Provided as part of the
                    electronic filing.)                          F-39 - F-41


   (11)     Basis For Computation of Per Share Earnings
            (Provided as part of the electronic filing).             F-42

   (13)      Portion of Annual Report to Shareholders
             (Provided as part of the electronic filing.)         F-43 - F-81


   (21)      Subsidiaries of the Registrant
             (Provided as part of the electronic filing.)         F-82 - F-83


   (23)      Accountant's Consent  (Provided as part of
             the electronic filing.)                                 F-84

   (24)      Power of Attorney  (Provided as part of
             the electronic filing.)                              F-85 - F- 95

   (27)      Financial Data Schedule  (Provided as part
             of the electronic filing.)                              F-96