Form 10-Q
period 1995-03-31
JEFFERSON PILOT CORP
filed 1995-05-15
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995                 Commission file number 1-5955


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



Number of shares of common stock outstanding at March 31, 1995      48,457,231

                           JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - March 31, 1995 and December 31, 1994                   3


             Consolidated Condensed Statements of Income
             - Three Months Ended March 31, 1995 and 1994             4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months Ended March 31, 1995 and 1994             5


             Consolidated Condensed Statements of Cash
             Flows
             - Three Months Ended March 31, 1995 and 1994             6


             Notes to Consolidated Condensed Financial
             Statements                                               7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8


Part II.   Other Information                                         19


Signatures                                                           20

                        PART I.   FINANCIAL INFORMATION

                          JEFFERSON-PILOT CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                   March 31       December 31
    Assets                                           1995             1994
                                                  (Unaudited)       (Note 1)

Cash and investments:
  Debt securities available for sale             $ 1,697,579      $ 1,606,865
   (amortized cost $1,701,945)
  Debt securities held to maturity                 1,974,413        1,940,046
   (fair value $1,903,814)
  Equity securities, trading                          34,513                0
   (cost $32,886)
  Equity securities available for sale               726,865          718,023
   (cost $251,804)
  Mortgage loans                                     701,456          680,625
  Cash and all other investments                     362,105          297,884
Accrued investment income                             66,938           67,371
Accounts receivable and agents' balances              60,860           64,191
Accounts receivable - reinsurance                     30,015           30,036
Property and equipment, net                           98,531          100,672
Deferred policy acquisition costs                    333,050          329,139
Other assets                                         308,517          305,484

                                                 $ 6,394,842      $ 6,140,336


    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 3,730,816      $ 3,633,763
Income tax liabilities                               190,869          122,082
Obligations under repurchase agreements (Note 2)     267,726          266,838
Short-term notes payable                               3,100           29,350
Accrued expenses                                      70,399           82,393
Unearned investment income                             4,874            4,959
Other liabilities                                    286,467          268,408

                                                   4,554,251        4,407,793

Stockholders' Equity:
Common stock                                          60,572           60,564
Retained earnings                                  1,475,222        1,441,132
Net unrealized gains on securities,
  net of income tax effect                           304,797          230,847

                                                   1,840,591        1,732,543

                                                 $ 6,394,842      $ 6,140,336

See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)

                                                        Three Months Ended
                                                             March 31
                                                        1995          1994
                                                    (Unaudited)   (Unaudited)
Revenue:
Premiums
  Life and annuity                                  $    44,063   $    44,207
  Accident and health                                   100,360        96,618
Other considerations                                      6,741         1,397
Investment income, net of expenses                       96,098        92,481
Communications                                           42,706        42,985
Other income                                             19,727        17,776
Realized investment gain                                  5,542        11,784

                                                        315,237       307,248
Benefits and Expenses:
Policy benefits                                         164,996       152,364
Insurance commissions                                    22,115        15,963
Communications operations                                27,807        30,123
General and administrative                               30,399        29,894
Taxes, licenses and fees                                  6,447         6,016
Increase in deferred acquisition costs,
  net of amortization                                (   13,551)   (    6,294)

                                                        238,213       228,066

Income before income taxes                               77,024        79,182

Provision for income taxes                               25,152        26,783

                                                         51,872        52,399
Discontinued operations, net of income
  taxes (Note 3)                                          5,133         1,865

Net income                                          $    57,005   $    54,264

Average number of shares
  outstanding                                        48,450,815    49,002,215

Income before gain from sales of investments:
  Continuing operations                             $      0.97   $      0.92
Discontinued operations (Note 3)                           0.05          0.04
Total                                                      1.02          0.96

Gain from sales of investments, net of income taxes:
  Continuing operations                                    0.10          0.15
  Discontinued operations (Note 3)                         0.06          0.00
Total                                                      0.16          0.15

Net income per share of common stock                $      1.18   $      1.11


See notes to consolidated condensed financial statements.

                            JEFFERSON-PILOT CORPORATION

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)


                                                        Three Months Ended
                                                             March 31
                                                         1995         1994
                                                     (Unaudited)  (Unaudited)

   Balance at beginning of period                    $ 1,441,132  $ 1,339,672
   Net income for the period                              57,005       54,264

                                                       1,498,137    1,393,936

   Cash dividends declared                            (   23,207)  (   20,909)
   Reacquisition of common stock, net                        292   (   32,576)

   Balance at end of period                          $ 1,475,222  $ 1,340,451






























   See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                        Three Months Ended
                                                             March 31
                                                          1995        1994
                                                     (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:

Net income                                           $   57,005  $   54,264
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in policy liabilities                           5,480       1,745
   Amortization of deferred acquisition costs            10,544      10,552
   Deferred policy acquisition costs                  (  24,095)  (  16,975)
   Trading investments                                (  32,886)          0
   Gain from sales of investments                     (  10,285)  (  11,856)
   Other                                                 34,640      34,615

Net cash provided from operations                        40,403      72,345

Cash Flows from Investing Activities:

Investments purchased and sold                        (  17,006)  ( 269,478)
Other investing activities                            (   7,121)  (  20,447)

Net cash used by investing activities                 (  24,127)  ( 289,925)

Cash Flows from Financing Activities:

Net short-term borrowings                             (  25,364)    198,377
Cash dividends to stockholders                        (  20,781)  (  20,909)
Reacquisition of common stock, net                          300   (  33,468)
Policyholder contract deposits                          128,869      81,988
Policyholder contract withdrawals                     (  37,296)  (  30,758)

Net cash provided by financing activities                45,728     195,230

Increase (decrease) in cash and cash equivalents         62,004   (  22,350)
Cash and cash equivalents at beginning of period         22,774      31,563

Cash and cash equivalents at end of period           $   84,778  $    9,213


Supplemental Cash Flow Information:

Income taxes paid                                    $      587  $   10,354

Interest paid on borrowed money                      $    3,161  $      335



See notes to consolidated condensed financial statements.

                        JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying consolidated condensed balance sheet as of December 31, 1994 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of March 31, 1995, the consolidated condensed statements of income and changes in retained earnings for the three months ended March 31, 1995 and 1994, and the consolidated condensed statements of cash flows for the three months ended March 31, 1995 and 1994. Such adjustments consist only of normal recurring accruals and adjustments.

     These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Consolidated net income and cash flows for the interim periods reflected in the accompanying consolidated condensed financial statements are not necessarily indicative of those to be expected for the entire fiscal year.

2.   Reverse Repurchase Agreements

     During the three months ended March 31, 1995, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with a fair value of $274,690,000 at March 31, 1995 and an amortized cost of $265,686,000. The agreements mature at various dates through July 1995. The maximum amount outstanding during the period was $264,698,000. As of March 31, 1995, the maximum amount out-standing with any one party was $229,990,000 with First Boston. The weighted average interest rate under the agreements approximated 6.3% for the period.

3.   Discontinued Operations

     Agreements to sell Jefferson-Pilot Fire and Casualty Company and Jefferson-Pilot Title Insurance Company were entered into during 1994. These companies comprise our "other insurance" segment, and their earnings for all periods shown are labeled "discontinued operations."

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition as of March 31, 1995, changes in financial condition for the three months then ended and results of operations for the quarter ended March 31, 1995 as compared to March 31, 1994. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1994. It should be read in conjunction with the interim financial statements and notes contained herein.

Results of Operations

Jefferson-Pilot Corporation (JP), a holding company, derives its primary sources of revenue from life insurance operations of Jefferson-Pilot Life Insurance Company (JP Life), from communications revenues of Jefferson-Pilot Communications Company (JP Communications) and from investment income on securities owned by the Corporation. During the fourth quarter of 1994 and early second quarter of 1995, JP sold two of its subsidiaries, Jefferson-Pilot Fire & Casualty and Jefferson-Pilot Title Insurance Company. Operating results of these subsidiaries, net of related income taxes, are reported as "Discontinued Operations". Also, during the first quarter of 1995, JP sold the majority of assets of a subsidiary, Jefferson-Pilot Data Services, Inc. Earnings from this subsidiary were formerly included in the Communications segment. Investment income on net sale proceeds of these subsidiaries is included in earnings on investments held in the parent company and reported in the "Other" category.

Included in Net Income are realized investment gains from sale of investments. The following table illustrates JP's results before and after the inclusion of realized investment gains for both Continuing and Discontinued Operations:

                                                Three Months Ended
                                     March 31, 1995          March 31, 1994
                                  Amount    Per share      Amount    Per share

                                  (Amounts in millions, except per share data)
Income before realized
  investment gains:
Continuing operations             $ 47.0       $ 0.97      $ 45.0       $ 0.92
Discontinued operations              2.2         0.05         1.9         0.04

Operating income                  $ 49.2       $ 1.02      $ 46.9       $ 0.96

Realized investment gains (net
 of applicable income taxes):

Continuing operations             $  4.8       $ 0.10      $  7.4       $ 0.15
Discontinued operations              3.0         0.06          -           -
                                  $  7.8       $ 0.16      $  7.4       $ 0.15
Net Income:
Continuing operations             $ 51.8       $ 1.07      $ 52.4       $ 1.07
Discontinued operations              5.2         0.11         1.9         0.04
                                  $ 57.0       $ 1.18      $ 54.3       $ 1.11

Consolidated Net income increased 5.1% over the prior year's first quarter to $57.0 million. Income before investment gains (operating income) increased 5.1% to $49.2 million. Operating income from continuing operations was 4.5% higher at $47.0 million and operating income from discontinued operations increased 19.7% to $2.2 million.

Investment gains for the first quarter of both years relate primarily to securities that have been classified as "available for sale" and to sale of productive assets of JP Data Services. The following table illustrates the sources of realized gains and (losses):

                                           March 31, 1995    March 31, 1994
                                                    (In millions)

Common stocks                                  $ 7.2               $11.5
Bonds and other debt instruments               (14.3)                0.3
JP Data Services assets                         15.7                  -
Other                                            1.9                  -

Subtotal                                       $10.5               $11.8

Less applicable federal and state taxes         (2.7)               (4.4)

As reported                                    $ 7.8               $ 7.4

The cost and fair value of investments classified as "available for sale" or "trading securities" were as follows:

                                       March 31, 1995     December 31, 1994
                                                  (In millions)

Cost of equity securities classified
  as "available for sale"                   $251.8              $290.4
Fair value                                  $726.9              $718.0

Cost of equity securities classified
  as "trading"                               $32.9                -
Fair value                                   $34.5                -

Amortized cost of "available for sale"
    debt securities                       $1,701.9            $1,692.0
Fair value                                $1,697.6            $1,606.9

JP has periodically reacquired shares of its stock and issued additional shares under incentive option programs. Average shares outstanding during the first quarters of 1995 and 1994 were 48.5 million and 49.0 million. No shares were reacquired by JP during the first quarter of 1995. Approximately six thousand shares were issued in satisfaction of exercised stock options during the first quarter of 1995.

Earnings per share increased 6.3% during the first quarter of 1995, partly due to improved earnings and partly due to the impact of share repurchases.

Revenues increased 2.6% to $315.2 million over the same quarter of the prior year. Excluding realized investment gains, revenues increased 4.8% to $309.7 million. Total premiums, considerations, and other income (excluding discontinued operations) increased 6.8%. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. Policyholder contract deposits increased 5.0% during the first quarter of 1995 to $1,938 million and 3.3% in 1994 to $1,627 million. Accident and health premiums increased 3.9% to $100.4 million.

Net investment income, which is included in operating income, grew 3.9% over the same quarter of the prior year to $96.1 million.

Revenues from the Communications segment declined 0.6% due to the disposal of JP Data Services operations during the first quarter of 1995.

Total policy benefits and expenses increased 4.4% over the first quarter of last year to $238.2 million. Life benefits and credits to policyholder accounts increased 6.4% over the prior year, reflecting the growth in life business in force. Accident and health benefits including reserve increases were 10.3% higher in the first quarter of 1995 than in the first quarter of 1994. JP experienced a worsening in morbidity experience during the first quarter in both conventional health and disability coverages. Net expenses (after deferral of policy acquisition costs) declined 0.4% as the Company improved the economies of its Individual distribution systems and increased the portion of expenses attributable to new business sales. Cost of Communications operations declined 7.7%, also due to the disposal of JP Data Services operations.

Income taxes from continuing operations declined $1.6 million or 6.1% over the same quarter of the prior year. Effective tax rates declined to 32.7% at March 31, 1995 versus 33.8% at March 31, 1994 due to higher tax bases than book bases on JP Data Services asset sales.

Operating Earnings by Business Segment

JP's continuing business segments include Life Insurance and Communications. Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company, consolidation entries and net realized investment gains are included in the "other" category. Currently, all corporate capital is allocated to the business segments.

The following table illustrates operating income by segments:

                                           March 31, 1995   March 31, 1994
                                                     (In millions)
  Life insurance:
     Individual                                 $32.3             $28.1
     Group                                        8.3              10.9
                                                 40.6              39.0
  Communications                                  6.6               5.2
  Discontinued operations                         2.2               1.8
  Other                                          (0.2)              0.9
  Operating income                               49.2              46.9
  Net realized investment gains                   7.8               7.4

  Net income                                    $57.0             $54.3

Life Insurance

The Life insurance segment is comprised of operations conducted by the Individual and Group distribution systems.

Individual Insurance

A summary of this unit's operating results for the first quarter of 1995 and 1994 is as follows:

                               March 31, 1995     March 31, 1994
                                          (In millions)
Premiums, considerations,
  and other income                 $ 56.1              $ 50.7
Net investment income                82.5                77.4
Total revenues                      138.6               128.1


Policy benefits                      71.4                67.0
Expenses                             19.1                19.8
Total benefits
 and expenses                        90.5                86.8


Operating income before
  income taxes                       48.1                41.3
Provision for income
  taxes                              15.7                13.2

Operating income                   $ 32.4              $ 28.1


Individual operating income improved 15.3% in the first quarter of 1995 versus the first quarter of 1994 on the strength of expense efficiencies and profitable growth of this book of business. As a percentage of Total revenues, operating income for the Individual unit was 23.4% in 1995, continuing the profit margin posted for all of 1994, and was 21.9% for the first quarter of 1994 alone. New first-year life insurance premiums and receipts for policyholder accounts rose 55.4% while annuity receipts increased 70.2%.

Policy benefits increased 6.5% in 1995's first quarter, reflective of the growth of business in force. Death benefits in 1995 were 9.3% higher than the same quarter of the prior year, primarily due to several large death claims; however, these have not negatively impacted profitability in a material manner. Expenses improved 3.2% in spite of the growth of the business in force. The efficiencies were achieved through improved economies in the Career and Home Service distribution channels, and as a result of the increase in the proportion of expenses related to new business sales, thus deferred.

Group Insurance

A summary of this unit's operations follows:

                          March 31, 1995         March 31, 1994
                                           (In millions)
Premiums, considerations,
  and other income                $114.9              $109.3
Net investment income               11.5                10.8

Total revenues                     126.4               120.1

Policy benefits                     93.6                85.3
Expenses                            20.5                18.9

Total benefits
  and expenses                     114.1               104.2

Operating income before
  income taxes                      12.3                15.9
Provision for income
  taxes                              4.0                 5.1

Operating income                  $  8.3              $ 10.8


Group operating income declined 23.6% in the first quarter of 1995 when compared to the same quarter of the prior year. As a percentage of Premiums and other considerations, Operating income for the Group Department was 7.2% in 1995's first quarter and 9.9% in 1994. Group life results improved 39.7% to $3.1 million while health and disability results of $5.2 million were 39.7% or $3.4 million lower as a consequence of profit pressure on JP's conventional medical markets and worsened experience among disability coverages.

Premiums and equivalents, which include the equivalent premiums on cases administered by the Group Department on an uninsured basis, increased 3.7% in 1995 as the Company has focused on expanding its managed care capabilities and nonmedical coverages. Policy benefits including reserve increases on fully-insured health coverages increased 12.2% while premium income on these same cases only increased 4.7%. Death benefits in 1995 were 5.0% higher than the prior year while premium income on life insurance coverages increased 7.3%. Expenses increased 8.7%. The majority of the increases were attributable to managed care, network access fees, and other expenses that are passed through to customers. These increased as a result of more widespread use of managed care provider networks.

Communications

A summary of this unit's operations follows:

                               March 31, 1995         March 31, 1994
                                          (In millions)
Communications revenues           $42.7                    $43.0

Operating costs                    27.8                     30.1
Depreciation and
  amortization                      1.7                      1.5
General expenses                    2.5                      2.4
Total expenses                     32.0                     34.0

Operating income before
  income taxes                     10.7                      9.0

Provision for income taxes          4.1                      3.8

Operating income                  $ 6.6                    $ 5.2

Operating income from the Communications segment increased 25.6% over the same quarter of the prior year. Profit improvement was attributable to both radio and television properties. Recently acquired radio properties experienced revenue gains and lower promotional costs. Stronger than expected demand in established television markets also contributed to the improved operating income.

Revenues for the quarter declined 0.7% from the first quarter of 1994. Excluding the operations of JP Data Services, communication revenues grew 10.5%. Television, radio, and sports and entertainment contributed to this growth, improving 13.2%, 8.4% and 7.7% respectively. All three television properties grew due to strong local and national advertising demand. Radio growth was also attributable to strong local and national advertising demand and improvements in recently acquired stations. The majority of the first quarter growth experienced by sports and entertainment was due to the acquisition of a motor sports programming operation in the Fall of 1994.

Total expenses declined $2.0 million or 5.9%. Excluding JP Data Services, Communications expenses increased $3.0 million, or 10.5%. The increase is primarily attributable to costs associated with the increased revenues and recently acquired properties. Total expenses and costs of sales, as a percentage of revenues, remained relatively constant at 78.4% at March 31, 1995 and 78.3% at March 31, 1994.

On February 14, 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. (JP Data Services) were sold for aggregate consideration approximating $33 million. The Company recorded a gain on sale of these assets after taxes of $11.1 million. Net income of JP Data Services of $1.4 million for the three months ended in 1995 and $0.6 million for 1994 is included in operating income of the Communications segment. It is expected that income on reinvestment of sale proceeds will be included in parent company results in the future and that consolidated results will not be materially affected as a result of the sale.

Discontinued Operations

Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JP F & C) and Jefferson-Pilot Title Insurance Company (JP Title). On December 23, 1994, JP agreed to sell the stock of JP F & C, subject to regulatory approval. Such approval was subsequently received and closing occurred on April 3, 1995. Prior to closing, JP F & C paid a dividend in partial liquidation in the amount of $36.2 million. At closing, the stock of JP F & C was sold for $55 million. A gain is expected to be reported in the second quarter financial statements of approximately $10 million, net of taxes. JP Title was sold during the fourth quarter of 1994.

The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Operating income attributable to Discontinued Operations increased 19.7% to $2.2 million for the first three months of 1995 as compared to 1994. Net realized gains from sale of securities prior to closing were $3.0 million during the first three months of 1995, as compared to -0- for the same quarter of the prior year. It is expected that the reinvestment of net proceeds from sale of these subsidiaries will replace the operating income included as a component of Discontinued Operations.

Other

Operating results categorized as "other" include earnings on investments held in the parent company as reduced by expenses of the corporation. These results declined to ($0.2) million for the first quarter of 1995 versus $0.9 million for the same period of the prior year due to a decline in income from options written on equity securities held by the parent company.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Total assets were $6,395 million at March 31, 1995 and $6,140 million at December 31, 1994, an increase of $255 million or 4.2%. Primary sources for asset growth were increases in policyholder contract deposits (primarily annuities and universal life contracts), increase in fair values of securities available for sale and cash provided by operating activities. These sources were offset by cash dividends paid to shareholders and repayment of short-term borrowings.

JP's Life insurance segment defers the costs of acquiring new business including commissions, certain costs of underwriting and issuing policies, and certain agency office expenses. Such amounts deferred were $333.0 million at March 31, 1995 and $329.1 million at December 31, 1994, an increase of $3.9 million or 1.2%. The increase is primarily related to the incidence of Individual first year premiums which have grown significantly in recent years, net of amortization charged to expense and adjustments due to changes in gross-profit assumptions reflected in the fair values of available for sale securities. Deferred policy acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

Capital Resources

Consolidated shareholders' equity was $1,841 million at March 31, 1995 and $1,733 at December 31, 1994, and no long-term debt was outstanding at either date. Shareholders' equity includes net unrealized gains on securities available for sale of $304.8 million at March 31, 1995 and $230.8 million at December 31, 1994. During the first quarter of 1995 and 1994, fair values of securities classified as available for sale, net of deferred taxes, increased $74.0 million and $28.0 million.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. Currently, the Company does not have any long-term debt outstanding and, while it has made no commitments for obtaining such financing, limited amounts of long-term debt may be used to finance acquisitions or for other corporate purposes in the future. Its capital adequacy is illustrated by the following table:

                                     March 31, 1995     December 31, 1994
                                               (In millions)

Total assets                             $6,395               $6,140

Total shareholders' equity               $1,841               $1,733

Ratio of shareholders' equity
 to assets                                 28.8%                28.2%

The Company's ratio of capital to assets improved during the first quarter of 1995 primarily due to increases in fair values of securities available for sale.

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Life Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

Net cash provided by operations as of March 31, 1995 and 1994 was $40.4 million and $72.3 million. Cash flows provided from increases in policyholder contract deposits were $91.6 million and $51.2 million for the first quarter of 1995 and 1994. Net (repayments) or borrowings under short-term facilities and securities sold under repurchase agreements were $(25.4) million and $198.4 million for the first quarter of 1995 and 1994. These sources of funds were used to purchase net investments of $24.1 million and $289.9 million, and to pay dividends to shareholders of $20.8 million and $20.9 million, and to make net acquisitions of shares outstanding of -0- and $33.5 million during the first quarter of 1995 and 1994.

Dividends paid to the parent company from its subsidiaries were $13.0 million and $7.9 million during the first quarter of 1995 and 1994. JP Life is the primary source of dividends to the parent company. JP Life is subject to North Carolina laws which limit the amount of dividends that may be paid without first obtaining the approval of the State's Insurance Commissioner.
JP Life has approximately $97 million available for distribution to the parent company during 1995 without obtaining prior approval.

During 1994 and the first quarter of 1995, the Company utilized uncommitted bank lines of credit to manage parent company cash flows, primarily due to timing differences between receipt of dividends from subsidiaries versus dividends paid to shareholders and purchase of its outstanding shares. The maximum amounts outstanding at any time approximated $90.0 million during 1994 and $29.4 million during the first quarter of 1995. The maximum combined availability of all uncommitted lines as of March 31, 1995 is $375.0 million. Additionally, during the first quarter of 1994 the Company sold U.S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds from such sales were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as a financing arrangement. The maximum amount outstanding including accrued interest during the first quarter of 1995 and 1994 approximated the liability at March 31, 1995 of $267.7 million.

Cash and cash equivalents on hand were $84.8 million at March 31, 1995 and $22.8 million at December 31, 1994. Additionally, debt and equity securities of the parent company and passive investment subsidiaries with carrying amounts of $235.1 million and $188.0 million at March 31, 1995 and December 31, 1994 are considered to be sources of liquidity to support the Company's strategies. Proceeds from the sale of J-P F & C of approximately $55 million are expected to increase parent company liquid resources. Total debt and equity securities available for sale at March 31, 1995 and December 31, 1994 are $2,424.4 million and $2,324.9 million.

INVESTMENTS

JP's strategy for managing its investment portfolio is to dependably meet its pricing assumptions while achieving the highest possible after-tax returns over the long term. Operating structures are in place to require that credit and interest rate risks are prudently managed and that sufficient liquidity is maintained.

The Company monitors investments which are considered to be "higher risk" for compliance with the Investment Policy Statement and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows in accordance with SFAS 114 and SFAS 118.

Carrying amounts of investments categorized as "higher risk" assets were as follows:

                                   3-31-95     %       12-31-94     %
                                           (In millions)

Bonds near or in default          $    -       -       $    -       -
Bonds below investment grade         109.4    2.0         122.3    2.3
Mortgage loans 61 days delinquent
  or in foreclosure                    0.6     -            0.9     -
Mortgage loans restructured           13.5    0.2          13.5    0.3
Foreclosed properties                  6.9    0.1           7.8    0.2
  Subtotal, "higher risk assets"     130.4    2.3         144.5    2.8
All other investments              5,366.5   97.7       5,098.9   97.2

Total cash and investments        $5,496.9  100.0      $5,243.4  100.0

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

During 1994 and the first quarter of 1995, JP sold call options on selected common stock holdings classified as available for sale to reduce the price volatility of its equity investments and as an additional source of investment returns. Option premiums received are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. Total option premiums received were $2.9 million and $1.8 million during the first quarter of 1995 and 1994. The Company's Investment Policy Statement authorizes an investment up to $50 million in trading securities shares for the primary purpose of writing covered call options in expectation of enhanced total returns from option premiums, market appreciation and dividends received. Balances of portfolios classified as "Trading securities" were $34.5 million at March 31, 1995 and -0- at December 31, 1994. The Company has not utilized derivative financial instruments other than collateralized mortgage obligations (CMO) and covered call options, and has no current plans to do so. As discussed in the Liquidity section, the Company sold securities under repurchase agreements as an asset/liability management strategy.

JP held the following CMO's at the dates reported:

                                       3-31-95             12-31-94
                                               (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's        $  417.4              $ 366.8
   Corporate private-labeled CMO's       120.6                 87.0
Held to maturity at amortized cost:
   Federal agency issued CMO's           509.9                509.7

Total                                 $1,047.9              $ 963.5

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows.
CMO holdings for the years under report consist predominately of the least volatile Planned Amortization Classes and sequential tranches of federal agency issuers.

The asset/liability management process focuses primarily on the management of interest rate risk. JP monitors the durations of insurance liabilities for comparison to the durations of assets backing the insurance lines. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. It is the intention of management that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain very closely matched. A wider tolerance is permissible for the non-interest sensitive (traditional) portfolios. At March 31, 1995 and December 31, 1994, respectively, 40.5% and 39.7% of JP Life's invested assets at amortized cost were held for interest sensitive portfolios, and 59.5% and 60.3% were held for traditional portfolios and corporate capital and surplus.

Accounting Pronouncements

SFAS 114," Accounting by Creditors for Impairment of a Loan" is effective for the Company's 1995 consolidated financial statements. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price or the fair value of the underlying collateral. The Company adopted the provisions of SFAS 114 of January 1, 1995; however, no significant effect on the consolidated financial statements resulted from the adoption of SFAS 114.


Potential Acquisition of Kentucky Central Life Insurance Company

The Kentucky Insurance Commissioner has submitted to the Circuit Court of Franklin County, Kentucky a proposed plan of rehabilitation for Kentucky Central Life Insurance Company, which was seized in February 1993. Under the proposed plan, JP Life would acquire most of Kentucky Central's life insurance business. On August 18, 1994, the Circuit Court approved the plan. The Circuit Court's order was subsequently appealed by a group of Kentucky Central's stockholders. On May 11, 1995, the Kentucky Supreme Court unanimously affirmed the Circuit Court's decision authorizing the sale of this business to JP Life. A mid-year closing of this acquisition is expected. Kentucky Central reported statutory basis life reserves and deposit liabilities totaling approximately $1 billion as of December 31, 1993.

                          PART II.  OTHER INFORMATION

                          JEFFERSON-PILOT CORPORATION


Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.                                      Page No.

       (27)           Financial Data Schedule            21


(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                SIGNATURES

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





                                               JEFFERSON-PILOT CORPORATION



                           By (Signature)    Dennis R. Glass
                           (Name and Title)  Dennis R. Glass, Treasurer


Date    May 15, 1995








                            /s/              Reggie D. Adamson
                           (Name and Title)  Reggie D. Adamson,
                                               Senior Vice President
                                             (Principal Accounting Officer)

Date    May 15, 1995