Form 10-Q
period 1995-06-30
JEFFERSON PILOT CORP
filed 1995-08-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995                 Commission file number 1-5955


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



Number of shares of common stock outstanding at June 30, 1995  47,464,216

                          JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - June 30, 1995 and December 31, 1994                    3


             Consolidated Condensed Statements of Income
             - Three Months and Six Months Ended
               June 30, 1995 and 1994                                 4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months and Six Months Ended
               June 30, 1995 and 1994                                 5


             Consolidated Condensed Statements of Cash
             Flows
             - Six Months Ended June 30, 1995 and 1994                6


             Notes to Consolidated Condensed Financial
             Statements                                               7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8


Part II.   Other Information                                         22


Signatures                                                           24

                        PART I.   FINANCIAL INFORMATION

                          JEFFERSON-PILOT CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                    June 30       December 31
    Assets                                           1995             1994
                                                  (Unaudited)       (Note 1)
Cash and investments:
  Debt securities available for sale             $ 2,617,034      $ 1,606,865
   (amortized cost $2,531,426)
  Debt securities held to maturity                 2,005,845        1,940,046
   (fair value $2,049,241)
  Equity securities, trading                          51,809                0
   (cost $49,007)
  Equity securities available for sale               761,965          718,023
   (cost $248,858)
  Mortgage loans                                     730,229          680,625
  Cash and all other investments                     327,844          297,884
Accrued investment income                             81,624           67,371
Accounts receivable and agents' balances             107,565           64,191
Accounts receivable - reinsurance                     30,914           30,036
Property and equipment, net                           94,752          100,672
Deferred policy acquisition costs                    552,418          329,139
Other assets                                          83,249           95,259
Separate account assets                              248,993          210,225

                                                 $ 7,694,241      $ 6,140,336


    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 4,774,595      $ 3,633,763
Income tax liabilities                               214,217          122,082
Obligations under repurchase agreements (Note 2)     267,046          266,838
Short-term notes payable                              50,300           29,350
Accrued expenses                                      70,375           82,393
Unearned investment income                             4,608            4,959
Other liabilities                                    130,789           58,183
Separate account liabilities                         248,993          210,225

                                                   5,760,923        4,407,793

Stockholders' Equity:
Common stock                                          59,330           60,564
Retained earnings                                  1,488,096        1,441,132
Net unrealized gains on securities,
  net of income tax effect                           385,892          230,847

                                                   1,933,318        1,732,543

                                                 $ 7,694,241      $ 6,140,336

See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)
                                       Three Months Ended        Six Months Ended
                                             June 30                  June 30
                                        1995         1994        1995         1994
                                    (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
Revenue:
Premiums
  Life and annuity                  $   52,466   $   43,547  $   96,529   $   87,754
  Accident and health                  103,354      101,172     203,714      197,790
Other considerations                     2,858        4,000       9,599        5,397
Investment income, net of expenses     107,401       94,839     203,499      187,320
Communications                          34,281       37,405      76,987       80,390
Other income                            27,247       18,649      46,974       36,425
Realized investment gain                 1,255       14,855       6,797       26,639
                                       328,862      314,467     644,099   $  621,715
Benefits and Expenses:
Policy benefits                        183,014      159,644     348,010      312,008
Insurance commissions                   25,734       17,466      47,849       33,429
Communications operations               23,542       25,020      51,349       55,143
General and administrative              30,554       29,493      60,953       59,387
Taxes, licenses, and fees                6,490        5,743      12,937       11,759
Increase in deferred acquisition
  costs, net of amortization        (   14,676)  (    8,751) (   28,227)  (   15,045)
                                       254,658      228,615     492,871      456,681

Income before income taxes              74,204       85,852     151,228      165,034

Provision for income taxes              23,083       29,568      48,235       56,351
                                        51,121       56,284     102,993      108,683
Discontinued operations, net of
 income taxes (Note 3)                  13,408        2,087      18,541        3,952

Net Income                          $   64,529   $   58,371  $  121,534   $  112,635

Average number of shares
 outstanding                        47,796,888        48,664,123  48,126,212   48,833,169

Income before gain from sales
 of investments:
  Continuing operations             $     1.05   $     0.97  $     2.02   $     1.89
  Discontinued operations (Note 3)        0.00         0.04        0.05         0.08
Total                                     1.05         1.01        2.07         1.97

Gain from sales of investments,
 net of income taxes:
  Continuing operations                   0.02         0.19        0.12         0.34
  Discontinued operations (Note 3)        0.28         0.00        0.34         0.00
Total                                     0.30         0.19        0.46         0.34

Net income per share of
 Common Stock                       $     1.35   $     1.20  $     2.53   $     2.31

See notes to consolidated condensed financial statements.

                            JEFFERSON-PILOT CORPORATION

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)

                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                       1995        1994         1995         1994
                                    (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)

   Balance at beginning of period   $1,475,222  $1,340,451   $1,441,132   $1,339,672
   Net income for the period            64,529      58,371      121,534      112,635
                                     1,539,751   1,398,822    1,562,666    1,452,307

   Cash dividends declared                  60  (       66)  (   23,147)  (   20,975)
   Reacquisition of common stock,
     net                            (   51,715) (   21,181)  (   51,423)  (   53,757)

   Balance at end of period         $1,488,096  $1,377,575   $1,488,096   $1,377,575





























   See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                         Six Months Ended
                                                             June 30
                                                       1995         1994
                                                    (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:
Net income                                          $  121,534   $  112,634
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in policy liabilities                      (  50,736)      19,821
   Amortization of deferred acquisition costs           20,493       18,835
   Deferred policy acquisition costs                 (  42,595)   (  34,536)
   Trading investments                               (  52,169)           0
   Gain from sales of investments                    (  22,356)   (  26,724)
   Other                                                52,715    (   6,121)
Net cash provided from operations                       26,886       83,909

Cash Flows from Investing Activities:
Investments purchased and sold                       ( 277,370)   ( 388,979)
Cash received from assumption reinsurance              141,832            0
Other investing activities                               1,433    (  20,375)
Net cash used by investing activities                ( 134,105)   ( 409,354)

Cash Flows from Financing Activities:
Net short-term borrowings                               21,157      272,160
Cash dividends to stockholders                       (  43,981)   (  40,265)
Reacquisition of common stock, net                   (  52,657)   (  55,000)
Policyholder contract deposits                         252,738      181,026
Policyholder contract withdrawals                    (  74,756)   (  61,026)
Net cash provided by financing activities              102,501      296,895

Increase (decrease) in cash and cash equivalents     (   4,718)   (  28,550)
Cash and cash equivalents at beginning of period        22,774       31,563

Cash and cash equivalents at end of period          $   18,056   $    3,013

Supplemental Cash Flow Information:
Income taxes paid                                   $   41,478   $   51,076

Interest paid on borrowed money                     $    8,746   $    1,756

Schedule of noncash investing and financing activities:
The Company entered into a reinsurance agreement to acquire the majority of the life insurance business of Kentucky Central Life. In connection with this transaction, assets and liabilities were assumed as follows:

    Fair value of assets acquired                   $  950,168
    Cash received from assumption reinsurance          141,832
      Liabilities assumed                           $1,092,000

Values may be subsequently adjusted as a result of opt-out provisions exer-cised by current Kentucky Central Life policyholders and other post closing adjustments.

See notes to consolidated condensed financial statements.

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated condensed balance sheet as of December 31, 1994 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 1995, the consolidated condensed June 30 statements of income and changes in retained earnings for the three months and six months ended June 30, 1995 and 1994, and the consolidated condensed statements of cash flows for the six months ended June 30, 1995 and 1994. Such adjustments consist only of normal recurring accruals and adjustments.

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

2.  Reverse Repurchase Agreements

During the six months ended June 30, 1995, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with a fair value of $276,187,000 at June 30, 1995 and an amortized cost of $259,850,000. The agreements mature at various dates through December 1995. The maximum amount of principal outstanding during the period was $264,698,000. As of June 30, 1995, the maximum amount outstanding with any one party was $170,329,000 with First Boston. The weighted average interest rate under the agreements approximated 6.0% for the period.

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

                      JEFFERSON-PILOT CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition as of June 30, 1995, changes in financial condition for the six months then ended, and results of operations for the quarter and six months ended
June 30, 1995 as compared to June 30, 1994. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1994. It should be read in conjunction with the interim financial statements and notes contained herein.

Results of Operations

Jefferson-Pilot Corporation (JP), a holding company, derives its primary sources of revenue from life insurance operations of Jefferson-Pilot Life Insurance Company (JP Life), from communications revenues of Jefferson-Pilot Communications Company (JP Communications), and from investment income on securities owned by the Corporation. During the fourth quarter of 1994 and early second quarter of 1995, JP sold two of its subsidiaries, Jefferson-Pilot Fire & Casualty Company and Jefferson-Pilot Title Insurance Company.
Operating results of these subsidiaries, net of related income taxes, are reported as "Discontinued Operations". Also, during the first quarter of 1995, JP sold the majority of assets of a subsidiary, Jefferson-Pilot Data Services, Inc. Earnings from this subsidiary are included in the Communications segment. Investment income on net sale proceeds of these subsidiaries is included in earnings on investments held in the parent company and reported in the "Other" category.

Jefferson-Pilot Life acquired a majority of the life insurance and annuity business of Kentucky Central Life Insurance Company (Kentucky Central) on
May 31, 1995 in an assumption reinsurance transaction. In connection with this transaction, Jefferson-Pilot Life assumed assets of $869 million (excluding the value of business acquired) and recorded liabilities of $1,092 million. One month's operating results are included in the Company's financial statements.

As stated in the form 8-K which was filed by the Company on June 15, 1995, several unresolved issues exist as a contingency to final determination of assets and liabilities recorded. Subsequent resolution of asset valuation issues may result in differences in fair values of assets assumed; however, it is not expected that such differences will be material to the Company's financial position or to the transaction individually. Additionally, further participation options to be exercised by approximately 4,000 policyholders may result in adjustments to assets and liabilities assumed, as well as the Company's enhancement under a guaranty association participation agreement. Currently, the Company has recorded approximately $78 million as an other liability relating to the pending resolution of the further participation option process. Policy reserves of approximately $116 million will be recorded if 100% of such policyholders elect participation. To the extent that such options are exercised against the JP Life participation, the Company will refund policy amounts received plus interest thereon.

Other related events may impact the future results of this block of business. A surrender moratorium covering the period June 1 through September 30, 1995 restricts surrenders by policyholders under a guaranty association participation agreement. Also, subsidies from participating guaranty associations intended to mitigate the unfavorable financial impact of surrenders do not apply prior to February 1, 1996. After that time, the level of policyholder withdrawals may increase; however, the Company does not expect the incidence of such withdrawal activity to have a material impact on the Company's financial position or results of operations. The Company expects to meet its target of 1% after-tax annual earnings on incremental invested assets associated with the Kentucky Central reinsurance assumption.

Consolidated Statements of Income

                              Three Months Ended      Six Months Ended
                              June 30    June 30     June 30    June 30
                               1995       1994        1995       1994
                                            (In millions)
Income before realized
  investment gains:
Continuing operations         $ 50.2      $ 47.1      $ 97.2     $ 92.1
Discontinued operations            0         2.1         2.2        3.9
Operating income                50.2        49.2        99.4       96.0
Realized investment gains
 (net of income taxes):
Continuing operations             .9         9.2         5.7       16.6
Discontinued operations         13.4           0        16.4          0
Realized investment gains       14.3         9.2        22.1       16.6
Net Income:
Continuing operations           51.1        56.3       102.9      108.7
Discontinued operations         13.4         2.1        18.6        3.9

                              $ 64.5      $ 58.4      $121.5    $ 112.6

Included in Net Income are realized investment gains from sale of investments.


Consolidated Earnings Per Share

                                Three Months Ended    Six Months Ended
                                 June 30  June 30     June 30  June 30
                                  1995     1994        1995     1994
                                             (In millions)
Income before realized
  investment gains:
Continuing operations            $  1.05  $   .97     $  2.02  $  1.89
Discontinued operations                0      .04         .05      .08
Operating income                    1.05     1.01        2.07     1.97
Realized investment gains
 (net of income taxes):
Continuing operations                .02      .19         .12      .34
Discontinued operations              .28        0         .34        0
Realized investment gains            .30      .19         .46      .34
Net Income:
Continuing operations               1.07     1.16        2.14     2.23
Discontinued operations              .28      .04         .39      .08

                                 $  1.35  $  1.20     $  2.53  $  2.31

Net Realized Investment Gains
                                         Three Months Ended   Six Months Ended
                                          June 30  June 30    June 30  June 30
                                           1995     1994       1995     1994
                                                    (In millions)
Investment gains from continuing
  operations:
Stocks                                    $ 5.1    $12.5       $10.5   $24.0
Bonds and mortgage loans                   (5.8)     1.7       (23.3)    2.0
JP Data Services assets                       0        0        15.7       0
Other                                       2.0       .6         3.9      .6
Total investment gains from
  continuing operations                   $ 1.3    $14.8       $ 6.8   $26.6

Investment gains from discontinued
  operations:
Stocks                                    $   0    $  .1       $ 1.7   $  .1
Bonds and mortgage loans                      0        0         3.0       0
JP Fire & Casualty                         15.6        0        15.6       0
Total investment gains from
  discontinued operations                  15.6       .1        20.3      .1
Total investment gains                     16.9     14.9        27.1    26.7
Less applicable federal and state taxes    (2.6)    (5.7)       (5.0)  (10.1)

As reported                               $14.3    $ 9.2       $22.1   $16.6

The cost and fair value of investments classified as "available for sale" or "trading securities" were as follows:

                                          June 30, 1995    December 31, 1994
                                                   (In millions)
Cost of equity securities classified
  as "available for sale"                     $248.8              $290.4
Fair value                                    $762.0              $718.0
Cost of equity securities classified
  as "trading"                                $ 49.0              $    0
Fair value                                    $ 51.8              $    0
Amortized cost of "available for
  sale" debt securities                     $2,531.4            $1,692.0

Fair value                                  $2,617.0            $1,606.9

Net Income by Business Segment
                                       Three Months Ended    Six Months Ended
                                        June 30  June 30     June 30  June 30
                                         1995     1994        1995     1994
                                                   (In millions)
Life insurance:
   Individual                           $  33.3  $  31.9     $  65.7  $  60.0
   Group                                   10.0     10.6        18.2     21.4
                                           43.3     42.5        83.9     81.4
Communications                              4.8      5.0        11.3     10.2
Discontinued Operations                       0      2.1         2.2      3.9
Other                                       2.1   (   .4)        2.0      0.5
Operating Income                           50.2     49.2        99.4     96.0
Net realized investment gains              14.3      9.2        22.1     16.6

Net Income                              $  64.5  $  58.4     $ 121.5  $ 112.6

Individual Insurance Statements of Income

                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1995     1994         1995     1994
Premiums, considerations,
  and other income                    $  68.4  $  52.9      $ 124.5  $ 103.6
Net investment income                    91.7     81.5        174.2    158.9
Total revenues                          160.1    134.4        298.7    262.5

Policy benefits                          88.8     68.5        160.2    135.6
Expenses                                 22.9     18.5         42.0     38.3
Total benefits and expenses             111.7     87.0        202.2    173.9
Operating income before
  income taxes                           48.4     47.4         96.5     88.6
Provision for income taxes               15.1     15.5         30.8     28.6

Operating income                      $  33.3  $  31.9      $  65.7   $ 60.0


Group Insurance Statements of Income

                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1995     1994         1995     1994
Premiums, considerations,
  and other income                    $ 117.5  $ 114.4      $ 232.3  $ 223.7
Net investment income                    11.9     11.5         23.5     22.3
Total revenues                          129.4    125.9        255.8    246.0

Policy benefits                          94.2     91.1        187.8    176.4
Expenses                                 20.8     19.2         41.3     38.1
Total benefits and expenses             115.0    110.3        229.1    214.5
Operating income before
  income taxes                           14.4     15.6         26.7     31.5
Provision for income taxes                4.5      5.0          8.5     10.1

Operating income                      $   9.9  $  10.6      $  18.2  $  21.4


Communications Statements of Income

                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1995     1994          1995     1994
                                                  (In millions)
Communications revenues               $ 34.3   $ 37.4        $ 77.0   $ 80.4

Operating costs                         23.6     25.1          51.4     55.1
Depreciation and amortization            2.2      2.5           4.7      4.8
General expenses                          .6      1.4           2.1      2.9
Total expenses                          26.4     29.0          58.2     62.8
Operating income before
  income taxes                           7.9      8.4          18.8     17.6

Provision for income taxes               3.1      3.4           7.5      7.4

Operating income                      $  4.8   $  5.0        $ 11.3   $ 10.2

Results for the Six Months

First Six Months of 1995 Compared to the First Six Months of 1994

Consolidated Net income increased 7.9% over the prior year's first six months to $121.5 million. Income before investment gains (operating income) increased 3.5% to $99.4 million. Operating income from continuing operations was 5.5% higher at $97.2 million, and operating income from discontinued operations decreased 44.1% to $2.2 million due to the completion of the sale of Jefferson-Pilot Fire and Casualty Company in the second quarter.

Investment gains for the current six months period, net of income taxes, were $22.1 million as compared to $16.6 million last year. Included in the $22.1 million gain was an $11.1 million net gain on the sale of Jefferson-Pilot Data Services' assets and a $13.4 million net gain on the sale of J-P Fire & Casualty.

Jefferson-Pilot has periodically reacquired shares of its stock and issued additional shares under incentive option programs. Average shares outstanding during the first six months of 1995 and 1994 were 48.1 million and 48.8 million. Approximately 995,000 shares were reacquired by JP during the first six months of 1995, and approximately 9,000 shares were issued in satisfaction of exercised stock options and as incentive compensation during the same period.

Earnings per share increased 9.5% during the first six months of 1995, partly due to improved earnings and partly due to the impact of share repurchases. Revenues from continuing operations increased 3.6% to $644.1 million over the same period of the prior year. Excluding realized investment gains, revenues increased 7.1% to $637.3 million. Total premiums, considerations, and other income (excluding discontinued operations) increased 9.9%. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. Policyholder contract deposits increased from $1,846 million at year end to $2,852 million at June 30, 1995. Approximately $827 million of the increase came from acquiring Kentucky Central's interest sensitive life and annuity business, with the balance arising from the excess of deposits over proceeds returned during the first six months. Accident and health premiums increased 3.0% to $203.7 million.

Net investment income, which is included in operating income, grew 8.6% over the same six months period of the prior year to $203.5 million. This includes investment income generated from assets acquired in the Kentucky Central Life transaction.

Revenues from the Communications segment declined 4.2% due to the disposal of JP Data Services operations during the first quarter of 1995.

Total policy benefits and expenses increased 7.9% over the same six months period of last year to $492.8 million. Life benefits and credits to policyholder accounts increased 16.6% over the prior year, reflecting the growth in life business in force. Accident and health benefits including reserve increases were 6.5% higher in the first six months of 1995 than in the same period of 1994 primarily due to deteriorating results among disability coverages.

Insurance commissions were 43.1% higher due to growth in sales. Operating expenses increased 3.9%. Costs of Communications operations declined 6.9% due to sale of JP Data Services.
                                    12

Income taxes from continuing operations declined $8.1 million, or 14.4% versus the same period of the prior year. Effective tax rates declined to 31.9% for the six months period versus 34.1% for the same period in 1994, due in part, to higher tax bases than book bases on JP Data Services' asset sales and capital losses generated by companies which are subject to both federal and state taxes.

Operating Earnings by Business Segment

JP's continuing business segments include Insurance and Communications. Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company, consolidation entries, and net realized investment gains are included in the "other" category. Currently, all corporate capital is allocated to the business segments.

Insurance

The Insurance segment is comprised of operations conducted by the Individual and Group distribution systems.

Individual Insurance Operations

Individual operating income improved 9.5% in the first six months of 1995 versus the first six months of 1994. As a percentage of total revenues, operating income of the Individual unit was 22.0% in 1995, remaining fairly stable with the profit margin posted for the same six months period in 1994 of 22.9%. This improvement occurred in spite of continuing market pressures on interest spreads of interest sensitive life and annuity products. Operating results of approximately $1.0 million attributable to the block of business acquired from Kentucky Central were included in the second quarter's results.

New first year life insurance premiums and receipts for policyholder accounts rose 73.9%, and annuity receipts increased 47.5%.

Policy benefits increased $24.6 million, or 18.1%, reflective of the growth of business in force. Death benefits were $40.9 million during the first six months of 1995, an increase of $8.2 million, or 25.1%. This unit had adverse mortality experience on policies with higher durations. In addition, death benefits on the newly acquired Kentucky Central business were $3.2 million. Total commissions and expenses (net of acquisition costs deferred) increased 9.7%. Commissions alone increased 58.2% on higher 1995 sales.

Group Insurance Operations

Group operating income declined 14.6% in the first six months of 1995 when compared to the same period of the prior year. As a percentage of premiums and other considerations, operating income for the Group Department was 7.9% in 1995's first six months and 9.6% in 1994. Group Life results improved 13.6% to $6.4 million as a result of improved mortality from the adverse levels of 1994. Health and disability results of $11.9 million were 24.6% lower than the first six months of 1994 due to adverse disability experience in selected industries, lower earnings on conventional medical coverages resulting from increased utilization of health care services, primarily smaller dollar services such as office visits and lab tests, and continued medical inflation.

Premiums and equivalents, which include the equivalent premiums on cases administered by the Group Department on an uninsured basis, were $380.1 million for the first six months, a modest increase over the same period of the prior year. Policy benefits including reserve increases on fully-insured health coverages increased 7.5% while premium income on these same cases only increased 3.6%. Death benefits in 1995 were 3.3% higher than the prior year while premium income on life insurance coverages increased 5.1%. Expenses increased 8.3%. This increase reflects greater costs related to managed care efforts and greater commissions from sales growth in non-medical coverages.

Communications

Operating income from the Communications segment increased 10.8% compared to the same period of the prior year. Excluding the operations of JP Data Services, operating income also increased 10.8%. Profit improvement was attributable to both radio and television properties. Recently acquired radio properties experienced revenue gains and lower promotional costs. Stronger than expected demand in established television markets also contributed to the improved operating income.

Revenues for the first six months declined 4.2% from the first six months of 1994. Excluding the operations of JP Data Services, communication revenues grew 9.9%. Television, radio, and sports and entertainment contributed to this growth, improving 9.4%, 5.8%, and 27.0% respectively. Most of the television growth was due to strong local and national advertising demand at the Charlotte and Charleston stations. Radio growth was also attributable to strong local and national advertising demand and improvements in recently acquired stations. The majority of the six months growth experienced by sports and entertainment was due to the acquisition of a motor sports programming operation in the fall of 1994 and the production of two network television ice skating events.

Total expenses declined $4.6 million, or 7.3%. Excluding JP Data Services, Communications expenses increased $6.5 million, or 12.7%. The increase is primarily attributable to costs associated with the increased revenues, the two ice skating productions, and recently acquired properties. Total expenses and costs of sales, as a percentage of revenues, remained relatively constant at 77.8% at June 30, 1995 and 77.2% at June 30, 1994.

Discontinued Operations

Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JP F & C) and Jefferson-Pilot Title Insurance Company (JP Title).
On December 23, 1994, JP agreed to sell the stock of JP F & C, subject to regulatory approval. Such approval was subsequently received and closing occurred on April 3, 1995. Prior to closing, JP F & C paid a dividend in partial liquidation in the amount of $36.2 million. At closing, the stock of JP F & C was sold for $55 million. A gain was reported in the second quarter financial statements of $13.4 million, net of taxes. JP Title was sold during the fourth quarter of 1994.

The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Due to the completed sale transaction, operating income attributable to Discontinued Operations decreased 44.1% to $2.2 million for the first six months of 1995 as compared to 1994.

It is expected that the reinvestment of net proceeds from sale of these subsidiaries will replace the operating income included as a component of Discontinued Operations.

Other

Operating results categorized as "other" include earnings on investments held in the parent company as reduced by expenses of the Corporation. These results increased to $2.0 million for the first six months of 1995 versus $0.5 million for the same period of the prior year due to earnings on sale proceeds of discontinued operations.

Second Quarter of 1995 Compared to Second Quarter of 1994

Consolidated Net income increased 10.5% over the prior year's second quarter to $64.5 million. Income before investment gains (operating income) increased 2.0% to $50.2 million. Operating income from continuing operations was 6.6% higher at $50.2 million and operating income from discontinued operations decreased to $0 due to the completion of the sale of Jefferson-Pilot Fire and Casualty Company (JP F&C) in the second quarter.

Realized investment gains of $14.3 million for the second quarter of 1995 include gains on sale of JP F&C of $13.4 million. Investment gains of $9.2 million for 1994's second quarter were primarily related to sales of "available for sale" securities.

Average shares outstanding during the second quarters of 1995 and 1994 were
47.8 million and 48.7 million. Approximately 995,000 shares were reacquired by JP during the second quarter of 1995, and approximately 2,000 shares were issued in satisfaction of exercised stock options during the second quarter of 1995.

Earnings per share increased 12.5% during the second quarter of 1995, partly due to improved earnings and partly due to the impact of share repurchases. Revenues increased 4.6% to $328.9 million over the same quarter of the prior year. Excluding realized investment gains, revenues increased 9.3% to $327.6 million. Total premiums, considerations, and other income (excluding discontinued operations) increased 11.1%. Policyholder contract deposits increased 47.2% during the second quarter of 1995 to $2,852 million due in large part to the acquisition of Kentucky Central Life. Accident and health premiums increased 2.2% to $103.4 million.

Net investment income, which is included in operating income, grew 13.2% over the same quarter of the prior year to $107.4 million.

Revenues from the Communications segment declined 8.3% due to the disposal of JP Data Services operations during the first quarter of 1995.

Total policy benefits and expenses increased 11.4% over the second quarter of last year to $254.7 million. Life benefits and credits to policyholder accounts increased 26.7% over the prior year, reflecting the growth in life business in force. Accident and health benefits including reserve increases were 2.9% higher in the second quarter of 1995 than in the second quarter of 1994.

Commissions increased 47.3%, in line with sales results. Operating expenses were flat when compared to the same quarter of the prior year. Costs of Communication's operations declined 5.9%.

Income taxes from continuing operations declined $6.5 million, or 21.9%, versus the same quarter of the prior year, primarily due to the decline in such income for the quarter only. Also, effective tax rates declined to 31.1% for the second quarter of 1995 compared to 34.4% in the 1994 period. This is due in part to significant 1994 capital gains generated in companies subject to state income tax in addition to federal income tax.

Insurance

Individual Operations

Individual operating income improved 4.4% in the second quarter of 1995 versus the second quarter of 1994 on the strength of expense efficiencies and profitable growth of this book of business. As a percentage of total revenues, operating income for the Individual unit was 20.8% in 1995, and was 23.7% in 1994. The 1994 operating margin was higher because of very favorable mortality. New first-year life insurance premiums and receipts for policyholder accounts rose 92.7% while annuity receipts increased 30.3%.

Policy benefits increased 29.4% in 1995's second quarter, reflective of the growth of business in force. Death benefits in the second quarter of 1995 were $21.5 million, or 44.0% higher than the same quarter of the prior year. This unit had adverse mortality experience on policies with higher durations. Also, death benefits of $3.2 million from the Kentucky Central block of business are included in the second quarter of 1995. Total commissions and expenses (net of acquisition costs deferred) increased 23.8%. Commissions alone increased 62.6% on increased sales.

Group Operations

Group earnings for the second quarter of 1995 were almost $10.0 million, compared to $10.6 million in the second quarter of last year, a decrease of 5.4%. As a percentage of premiums, considerations and other income, operating income was 8.5% in 1995's second quarter, compared to 9.2% in 1994. Group life results decreased 3.3%, to $3.3 million, while health and disability results of $6.7 million were 6.5%, or $0.5 million lower as a consequence of increased use of health care services in conventional medical markets and poor experience in disability coverages; however, there was an improvement in long term disability results over the first quarter of 1995.

Communications

Operating income from the Communications segment decreased 4.0% compared to the same quarter of the prior year due to the sale of JP Data Services in the first quarter of 1995. Excluding the operations of JP Data Services, operating income increased 8.1% over the same quarter in 1994. Profit improvement was attributable to both radio and television properties.

Recently acquired radio properties experienced revenue gains and lower promotional costs. Stronger than expected demand in established television markets also contributed to the improved operating income.

Revenues for the quarter declined 8.3% from the second quarter of 1994. Excluding the operations of JP Data Services, communication revenues grew $4.1 million, or 13.5%. Television, radio, and sports and entertainment contributed to this growth, improving $1.0 million, $0.5 million, and $2.4 million respectively. The significant growth in sports and entertainment was due to the acquisition of a motor sports programming operation in the fall of 1994 and the production of two network television ice skating events. Most of the television growth was due to strong local and national advertising demand at the Charlotte and Charleston stations. Radio growth was also attributable to strong local and national advertising demand and improvements in recently acquired stations.

Total expenses declined $2.6 million, or 9.0%. Excluding JP Data Services, Communications expenses increased $3.5 million, or 15.4%. The increase is primarily attributable to costs associated with the increased revenues and recently acquired properties. Total expenses and costs of sales, as a percentage of revenues, remained relatively constant at 77.1% at June 30, 1995, and 75.8% at June 30, 1994.

Other

Other results increased to $2.1 million for the second quarter of 1995 versus ($0.4) million for the same period of the prior year on earnings of sales proceeds from discontinued operations.

CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY

Total assets were $7,694 million at June 30, 1995 and $6,140 million at December 31, 1994, an increase of $1,554 million, or 25.3%. The primary source of asset growth is the assumption of a majority of Kentucky Central's life and annuity business on May 31, 1995. In connection with assuming liabilities of almost $1,092 million, JP Life received assets valued at $869 million. This included bonds valued at $613 million, policy loans at $36 million, cash and short term investments amounting to $142 million, stocks amounting to $6 million, and other assets of $72 million. In addition, JP Life recorded $223 million as the value of business acquired which is recorded as deferred acquisition costs. Additional asset increases relate to increases in policyholder contract deposits (primarily annuities and universal life contracts) of $178.0 million and increases in fair values of securities "available for sale" and "trading" of $259.1 million.

The $223 million recorded as the value of Kentucky Central business acquired primarily relates to interest sensitive products. The value of the interest sensitive business will be amortized as a constant percentage of future gross profits using the contractual interest rate. It is expected that approximately 51% of the $223 million will be amortized through 1999. Approximately 7.9% is expected to be amortized during 1995 with 11.8%, 10.6%, 10.2%, and 10.1% for the years 1996-1999 respectively. The value of the business acquired is expected to change to reflect additional participation through the pending opt-in process. The amortization is subject to change as actual experience emerges.

Total liabilities were $5,761 million compared to $4,408 million at December 31, 1994. The assumption of Kentucky Central's life and annuity policies caused a significant increase in policy liabilities of $1,014 million.

The Insurance segment defers the costs of acquiring new business including commissions, certain costs of underwriting and issuing policies, and certain agency office expenses. Such amounts deferred were $552.4 million at June 30, 1995 and $329.1 million at December 31, 1994, an increase of $223.3 million or 67.9%. The increase is primarily related to the Kentucky Central transaction and Individual first year premiums which have grown significantly in recent years. Deferred policy acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

Capital Resources

Consolidated shareholders' equity was $1,933 million at June 30, 1995 and $1,733 million at December 31, 1994 with no long-term debt outstanding at either date. Shareholders' equity includes net unrealized gains on securities available for sale of $385.9 million at June 30, 1995 and $230.8 million at December 31, 1994. During the first six months of 1995 and 1994, fair values of securities classified as available for sale, net of deferred taxes, increased $155.0 million and decreased $23.2 million.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. Currently, the Company does not have any long-term debt outstanding and, while it has made no commitments for obtaining such financing, limited amounts of long-term debt may be used to finance acquisitions or for other corporate purposes in the future. Its capital adequacy is illustrated by the following table (in millions):
                                             June 30, 1995   December 31, 1994
                                                       (In millions)
Total assets                                      $7,694           $6,140
Total shareholders' equity                        $1,933           $1,733
Ratio of shareholders' equity to assets             25.1%            28.2%

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

Net cash provided by operations for the first six months of 1995 and 1994 was $26.9 million and $83.9 million. Cash flows provided from increases in policyholder contract deposits were $178.0 million and $120.0 million for the first six months of 1995 and 1994. Net borrowings under short-term facilities and securities sold under repurchase agreements were $21.2 million and $272.2 million for the first six months of 1995 and 1994. Cash acquired in the Kentucky Central transaction was $141.8 million in the second quarter of 1995. These sources of funds were used to purchase net investments of $275.9 million and $409.4 million, to pay dividends to shareholders of $44.0 million and $40.3 million, and to make net acquisitions of shares outstanding of $52.7 and $55.0 million during the first six months of 1995 and 1994.

Dividends paid to the parent company from its subsidiaries were $37.5 million and $40.2 million during the first six months of 1995 and 1994. JP Life is the primary source of dividends to the parent company. JP Life is subject to North Carolina laws which limit the amount of dividends that may be paid without first obtaining the approval of the State's Insurance Commissioner.
JP Life has approximately $97 million available for distribution to the parent company during 1995 without obtaining prior approval.

During 1994 and the first six months of 1995, the Company utilized uncommitted bank lines of credit to manage parent company cash flows, primarily due to timing differences between receipt of dividends from subsidiaries versus dividends paid to shareholders and purchase of its outstanding shares. The maximum amounts outstanding at any time approximated $90.0 million during 1994 and $50.3 million during the first six months of 1995. The maximum combined availability of all uncommitted lines as of June 30, 1995 is $375.0 million. Additionally, since the second quarter of 1994, the Company entered into obligations under repurchase agreements involving various counterparties. Proceeds from such sales were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrangements. The maximum amount outstanding including accrued interest during the second quarter of 1995 and 1994 approximated the liability at June 30, 1995 of $267.0 million.

Cash and cash equivalents on hand were $18.1 million at June 30, 1995 and $22.8 million at December 31, 1994. Additionally, debt and equity securities of the parent company and passive investment subsidiaries with carrying amounts of $308.4 million and $188.0 million at June 30, 1995 and December 31, 1994 are considered to be sources of liquidity to support the Company's strategies. Total debt and equity securities available for sale at June 30, 1995 and December 31, 1994 are $3,379.0 million and $2,324.9 million.

INVESTMENTS

JP's strategy for managing its investment portfolio is to dependably meet its pricing assumptions while achieving the highest possible after-tax returns over the long term. Operating structures are in place to require that credit and interest rate risks are prudently managed and that sufficient liquidity is maintained.

The Company monitors investments which are considered to be "higher risk" for compliance with its Investment Policy Statement and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows in accordance with SFAS 114 and SFAS 118.

Carrying amounts of investments categorized as "higher risk" assets were as follows:
                                      6-30-95    %      12-31-94    %
                                                (In millions)
Bonds, near or in default            $    -       -     $    -       -
Bonds below investment grade            122.7    1.9       122.3    2.3
Mortgage loans 61 days delinquent
  or in foreclosure                       0.3     -          0.9     -
Mortgage loans restructured              13.9    0.2        13.5    0.3
Foreclosed properties                     9.6    0.1         7.8    0.2
   Subtotal, "higher risk assets"       146.5    2.2       144.5    2.8
All other investments                 6,348.2   97.8     5,098.9   97.2

Total cash and investments           $6,494.7  100.0    $5,243.4  100.0

The Company's investment guidelines allow investments in below investment grade bonds up to a stated percentage of adjusted statutory capital and surplus which amount currently approximates $200 million. In making acquisitions of this nature, the Company attempts to identify well structured private placements offering enhanced yields. Also, the highest tier of public noninvestment grade bonds which have the potential to be upgraded ("crossover credits") are considered for acquisition. It is expected that the level of noninvestment grade bonds may increase; however, the Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

Beginning with the first quarter of 1995, JP Life entered into a common stock Buy/Write program as an additional source of investment returns. Holdings are maintained in a trading account, and option premiums received are recorded as investment income as earned. The Company also writes covered call options in expectation of enhanced total returns from option premiums, market appreciation, and dividends received. Balances of portfolios classified as "Trading securities" had a cost of $49.0 million and a carrying value of $51.8 million at June 30, 1995. Total option premiums received were $2.5 million and $0.6 million during the second quarter of 1995 and 1994 and $5.4 million and $2.4 million during the first six months of 1995 and 1994.

The Company has not utilized derivative financial instruments other than covered call options and has no current plans to do so. JP Life has a substantial CMO portfolio which contains liquid, less volatile issues that produce relatively stable cash flows. CMO holdings for the periods under report consist predominately of the least volatile Planned Amortization Classes and sequential tranches of federal agency issuers. JP Life held the following CMO's at the dates reported:

                                           6-30-95       12-31-94
                                                (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's            $  544.2        $ 366.8
   Corporate private-labeled CMO's           158.1           87.0
Held to maturity at amortized cost:
   Federal agency issued CMO's               510.1          509.7

Total                                     $1,212.4        $ 963.5

As discussed in the Liquidity section, the Company sold securities under repurchase agreements as an asset/liability management strategy. The asset/liability management process focuses primarily on the management of interest rate risk. JP monitors the durations of insurance liabilities for comparison to the durations of assets backing the insurance lines. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. It is the intention of management that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain closely matched. A wider tolerance is permissible for the noninterest sensitive (traditional) portfolios. At June 30, 1995 and December 31, 1994, respectively, 57.0% and 39.7% of JP Life's invested assets at amortized cost were held for interest sensitive portfolios, and 43.0% and 60.3% were held for traditional portfolios and corporate capital and surplus.

Accounting Pronouncements

SFAS 114," Accounting by Creditors for Impairment of a Loan" is effective for the Company's 1995 consolidated financial statements. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price or the fair value of the underlying collateral. The Company adopted the provisions of SFAS 114 as of January 1, 1995; however, no significant effect on the consolidated financial statements resulted from the adoption of SFAS 114.

Current Developments

On August 10, 1995, the Company announced that it signed a definitive agreement to acquire the Alexander Hamilton Life Insurance Company (AHLIC), a wholly-owned subsidiary of Household International, for a purchase price of $575 million. The Company will acquire the Individual insurance and annuity business of AHLIC and a subsidiary, First Alexander Hamilton Life Insurance Company of New York. Credit insurance sold through affiliates of Household International will not be acquired. The transaction, which is subject to regulatory approvals, is expected to close by year end. The Company expects to finance the purchase initially through internally available resources and an interim bank credit facility.

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


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The information hereinafter reported relates to the Registrant's Annual Meeting of Shareholders held on May 1, 1995.

(c)  The following matters were voted upon at the meeting:
     (1)  Election of Directors

           Class III:                  Term      Votes For     Withheld
           Robert G. Greer            3 years    39,450,541    1,435,230
           George W. Henderson III    3 years    40,704,427      181,344
           Hugh L. McColl, Jr.        3 years    39,394,476    1,491,295
           Martha A. Walls            3 years    40,711,933      173,838

     (2) A proposal by the Registrant's board of directors to amend the Articles of Incorporation to increase the authorized common stock:
              For:             36,784,800
              Against:          3,916,765
              Abstain:            184,206

     (3) A proposal by the Registrant's board of directors to amend the Articles of Incorporation to add preferred stock:
              For:             26,024,569
              Against:         11,209,380
              Abstain:            273,293
              Broker Nonvotes:  3,378,529

     (4) A proposal by the Registrant's board of directors to approve amendment and reinstatement of the Long Term Stock Incentive Plan:
              For:             31,392,342
              Against:          5,823,530
              Abstain:            291,370
              Broker Nonvotes:  3,378,529

     (5) A proposal by the Registrant's board of directors to approve the 1995 Nonemployee Directors' Stock Option Plan:
              For:             33,047,754
              Against:          4,107,815
              Abstain:            351,673
              Broker Nonvotes:  3,378,529

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       (3)(i)     Articles of Incorporation, reflecting amendments to
                  Article IV adopted May 1, 1995 with shareholder approval to increase the authorized common stock and to add a class of preferred stock

       (27)       Financial Data Schedule

(b) A report on Form 8-K was filed to report the completion of the assumption reinsurance transaction under which Jefferson-Pilot Life Insurance Company assumed most of the life insurance and annuity liabilities of Kentucky Central Life Insurance Company.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               JEFFERSON-PILOT CORPORATION



                            By (Signature)   ________________________________
                           (Name and Title)  Dennis R. Glass, Treasurer


Date    August 14, 1995








                                             ________________________________
                           (Name and Title)  Reggie D. Adamson,
                                               Senior Vice President
                                            (Principal Accounting Officer)

Date    August 14, 1995