Form 10-Q
period 1995-09-30
JEFFERSON PILOT CORP
filed 1995-11-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995             Commission file number 1-5955


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



                                 (910) 691-3691
                (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No



Number of shares of common stock outstanding at September 30, 1995  47,466,866

                          JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - September 30, 1995 and December 31, 1994               3


             Consolidated Condensed Statements of Income
             - Three Months and Nine Months Ended
               September 30, 1995 and 1994                            4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months and Nine Months Ended
               September 30, 1995 and 1994                            5


             Consolidated Condensed Statements of Cash
             Flows
             - Nine Months Ended September 30, 1995 and 1994          6


             Notes to Consolidated Condensed Financial
             Statements                                               7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8


Part II.   Other Information                                         23


Signatures                                                           24

                        PART I.   FINANCIAL INFORMATION

                          JEFFERSON-PILOT CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                 September 30      December 31
    Assets                                           1995             1994
                                                  (Unaudited)       (Note 1)
Cash and investments:
  Debt securities available for sale             $ 2,742,888      $ 1,606,865
   (amortized cost $2,657,559)
  Debt securities held to maturity                 2,020,371        1,940,046
   (fair value $2,071,853)
  Equity securities, trading                          51,856                0
   (cost $49,744)
  Equity securities available for sale               798,598          718,023
   (cost $211,919)
  Mortgage loans                                     839,569          680,625
  Cash and all other investments                     333,433          297,884
Accrued investment income                             85,604           67,371
Accounts receivable and agents' balances              61,019           64,191
Accounts receivable - reinsurance                     34,323           30,036
Property and equipment, net                           98,471          100,672
Deferred policy acquisition costs                    560,459          329,139
Other assets                                          87,099           95,259
Separate account assets                              275,956          210,225

                                                 $ 7,989,646      $ 6,140,336

    Liabilities and Stockholders' Equity

Liabilities:
Policy liabilities                               $ 4,856,554      $ 3,633,763
Income tax liabilities                               250,591          122,082
Obligations under repurchase agreements (Note 2)     266,057          266,838
Short-term notes payable                              76,500           29,350
Accrued expenses                                      78,305           82,393
Unearned investment income                             5,314            4,959
Other liabilities                                    181,251           58,183
Separate account liabilities                         275,956          210,225

                                                   5,990,528        4,407,793

Stockholders' Equity:
Common stock                                          59,334           60,564
Retained earnings                                  1,507,988        1,441,132
Net unrealized gains on securities,
  net of income tax effect                           431,796          230,847

                                                   1,999,118        1,732,543

                                                 $ 7,989,646      $ 6,140,336

See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)

                                   Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                     1995       1994        1995       1994
                                 (Unaudited)(Unaudited) (Unaudited)(Unaudited)
Revenue:
Premiums
  Life and annuity                 $ 51,356   $ 42,000   $  147,885  $129,754
  Accident and health               102,285     99,967      305,999   297,757
Other considerations                  8,229      4,347       17,828     9,744
Investment income, net of expenses  118,538     93,268      322,037   280,588
Communications                       37,791     38,476      114,778   118,866
Other income                         44,112     18,565       91,086    54,990
Realized investment gain             19,269     15,831       26,066    42,470
                                    381,580    312,454    1,025,679  $934,169
Benefits and Expenses:
Policy benefits                     199,274    158,395      547,284   470,403
Insurance commissions                23,246     18,977       71,095    52,406
Communications operations            26,775     26,921       78,124    82,064
General and administrative           30,632     28,451       91,585    87,838
Taxes, licenses, and fees             6,511      5,700       19,448    17,459
Increase in deferred acquisition
  costs, net of amortization       (  3,939)  ( 12,551)  (   32,166)  (27,596)
                                    282,499    225,893      775,370   682,574

Income before income taxes           99,081     86,561      250,309   251,595

Provision for income taxes           33,649     29,658       81,884    86,010
                                     65,432     56,903      168,425   165,585
Discontinued operations, net of
 income taxes (Note 3)                    0      1,896       18,541     5,848

Net Income                         $ 65,432   $ 58,799   $  186,966  $171,433

Average number of shares
 outstanding                     47,465,283 48,450,367   47,905,902 48,705,568

Income before gain from sales
 of investments:
  Continuing operations            $   1.12   $   0.97   $     3.13  $   2.86
  Discontinued operations (Note 3)     0.00       0.04         0.05      0.12
Total                                  1.12       1.01         3.18      2.98

Gain from sales of investments,
 net of income taxes:
  Continuing operations                0.26       0.20         0.38      0.54
  Discontinued operations (Note 3)     0.00       0.00         0.34      0.00
Total                                  0.26       0.20         0.72      0.54

Net income per share of
 common stock                      $   1.38   $   1.21   $     3.90  $   3.52

See notes to consolidated condensed financial statements.

                            JEFFERSON-PILOT CORPORATION

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)


                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                   1995        1994        1995       1994
                                (Unaudited) (Unaudited (Unaudited) (Unaudited)

Balance at beginning of period  $1,488,096  $1,377,575  $1,441,132 $1,339,672
   Net income for the period        65,432      58,799     186,966    171,433
                                 1,553,528   1,436,374   1,628,098  1,511,105

   Cash dividends declared      (   45,641) (   20,769) (   68,788) (  41,743)
   Reacquisition of common
     stock, net                        101  (      952) (   51,322  (  54,709)

Balance at end of period        $1,507,988  $1,414,653  $1,507,988 $1,414,653






























   See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                        Nine Months Ended
                                                          September 30
                                                       1995         1994
                                                    (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:
Net income                                          $  186,966   $  171,433
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in policy liabilities                         10,321       25,788
   Amortization of deferred acquisition costs           35,186       27,958
   Deferred policy acquisition costs                 (  62,420)   (  56,518)
   Trading investments                               (  49,367)           0
   Gain from sales of investments                    (  60,866)   (  42,592)
   Other                                                81,115        1,356
Net cash provided from operations                      140,935      127,425

Cash Flows from Investing Activities:
Investments purchased and sold                       ( 478,378)   ( 480,652)
Cash received from assumption reinsurance              141,819            0
Other investing activities                               1,462    (  19,858)
Net cash used by investing activities                ( 335,097)   ( 500,510)

Cash Flows from Financing Activities:
Net short-term borrowings                               46,368      275,492
Cash dividends to stockholders                       (  68,788)   (  61,034)
Reacquisition of common stock, net                   (  51,322)   (  55,977)
Policyholder contract deposits                         351,846      283,884
Policyholder contract withdrawals                    (  79,449)   (  86,285)
Net cash provided by financing activities              198,655      356,080

Increase (decrease) in cash and cash equivalents         4,493    (  17,005)
Cash and cash equivalents at beginning of period        22,774       31,563

Cash and cash equivalents at end of period          $   27,267   $   14,558

Supplemental Cash Flow Information:
Income taxes paid                                   $   64,174   $   97,100

Interest paid on borrowed money                     $   13,896   $    6,040

Schedule of noncash investing and financing activities:
The Company entered into a reinsurance agreement to acquire the majority of the life insurance business of Kentucky Central Life. In connection with this transaction, assets and liabilities were assumed as follows:

    Fair value of assets acquired                   $  955,181
    Cash received from assumption reinsurance          141,819
      Liabilities assumed                           $1,097,000

Values may be subsequently adjusted as a result of opt-out provisions exer-cised by current Kentucky Central Life policyholders and other post closing adjustments.
See notes to consolidated condensed financial statements.

                       JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated condensed balance sheet as of December 31, 1994 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of September 30, 1995, the consolidated condensed September 30 statements of income and changes in retained earnings for the three months and nine months ended September 30, 1995 and 1994, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1995 and 1994. Such adjustments consist only of normal recurring accruals and adjustments.

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

2.  Reverse Repurchase Agreements

During the nine months ended September 30, 1995, the Company entered into several reverse repurchase agreements. The agreements involve U.S. Treasury notes with a fair value of $270,628,250 at September 30, 1995 and an amortized cost of $254,434,879. The agreements mature at various dates through December 1995. The maximum amount of principal outstanding during the period was $264,698,000. As of September 30, 1995, the maximum amount outstanding with any one party was $170,329,000 with CS First Boston Corporation. The weighted average interest rate under the agreements approximated 5.8% for the period.

3.  Discontinued Operations

Agreements to sell Jefferson-Pilot Fire and Casualty Company and Jefferson-Pilot Title Insurance Company were entered into during 1994. These companies formerly comprised the "Other" Insurance segment, and their earnings for all periods shown are labeled "Discontinued operations".

4.  Subsequent Events

On November 6, 1995, the Company's Board of Directors approved a three-for-two stock split, to be effected in the form of a 50 percent share dividend payable December 22, 1995 to shareholders of record December 8, 1995.

On October 6, 1995, the Company acquired Alexander Hamilton Life Insurance Company of America for approximately $575 million. See the Current Developments section of the Management's Discussion and Analysis.

                      JEFFERSON-PILOT CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition as of September 30, 1995, changes in financial condition for the nine months then ended, and results of operations for the quarter and nine months ended September 30, 1995 as compared to September 30, 1994. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1994. It should be read in conjunction with the interim financial statements and notes contained herein.

Results of Operations

Jefferson-Pilot Corporation (JP), a holding company, derives its primary sources of revenue from life insurance operations of Jefferson-Pilot Life Insurance Company (JP Life), from communications revenues of Jefferson-Pilot Communications Company (JP Communications), and from investment income on securities owned by the parent and passive investment subsidiaries. During the fourth quarter of 1994 and early second quarter of 1995, JP sold two of its subsidiaries, Jefferson-Pilot Fire & Casualty Company and Jefferson-Pilot Title Insurance Company. Operating results of these subsidiaries, net of related income taxes, are reported as "Discontinued Operations". Also, during the first quarter of 1995, JP sold the majority of assets of a subsidiary, Jefferson-Pilot Data Services, Inc. Earnings from this subsidiary are included in the Communications segment. Investment income on net sale proceeds of these subsidiaries is included in earnings on investments held in the parent company and passive investment subsidiaries and reported in "Other".

Jefferson-Pilot Life acquired a majority of the life insurance and annuity business of Kentucky Central Life Insurance Company (Kentucky Central) on
May 31, 1995 in an assumption reinsurance transaction. In connection with this transaction, Jefferson-Pilot Life assumed assets of $869 million (excluding the value of business acquired) and recorded liabilities of $1,097 million. Four months' operating results are included in the Company's financial statements. As stated in the Form 8-K which was filed by the Company on June 15, 1995, several unresolved issues exist as a contingency to final determination of assets and liabilities recorded. Further participation options to be exercised by approximately 4,000 policyholders may result in adjustments to assets and liabilities assumed, as well as the Company's enhancement under a guaranty association participation agreement. Currently, the Company has recorded approximately $77 million as an other liability relating to the pending resolution of the further participation option process. Policy reserves of approximately $111 million will be recorded if 100% of such policyholders elect participation, and a corresponding adjustment to Purchase Deferred Acquisition Cost will be recorded. To the extent that such options are exercised against the JP Life participation, the Company will refund policy amounts received plus interest thereon. Asset valuation issues were resolved during the third quarter. Adjustments to asset values were not material to the Company's financial position or to the transaction individually.

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

Consolidated Statements of Income

                              Three Months Ended      Nine Months Ended
                              Sept 30     Sept 30     Sept 30    Sept 30
                               1995        1994        1995       1994
                                            (In millions)
Income before realized
  investment gains:
Continuing operations         $ 52.9      $ 47.1      $150.2     $139.2
Discontinued operations            0         1.9         2.2        5.7
Operating income                52.9        49.0       152.4      144.9
Realized investment gains
 (net of income taxes):
Continuing operations           12.5         9.8        18.2       26.4
Discontinued operations            0           0        16.4         .1
Realized investment gains       12.5         9.8        34.6       26.5
Net Income:
Continuing operations           65.4        56.9       168.4      165.6
Discontinued operations            0         1.9        18.6        5.8

                              $ 65.4      $ 58.8      $187.0    $ 171.4

Included in Net Income are realized investment gains from sale of investments.

Consolidated Earnings Per Share

                                Three Months Ended    Nine Months Ended
                                 Sept 30  Sept 30     Sept 30  Sept 30
                                  1995     1994        1995     1994
                                             (In millions)
Income before realized
  investment gains:
Continuing operations            $  1.12  $   .97     $  3.13  $  2.86
Discontinued operations                0      .04         .05      .12
Operating income                    1.12     1.01        3.18     2.98
Realized investment gains
 (net of income taxes):
Continuing operations                .26      .20         .38      .54
Discontinued operations                0        0         .34        0
Realized investment gains            .26      .20         .72      .54
Net Income:
Continuing operations               1.38     1.17        3.51     3.40
Discontinued operations                0      .04         .39      .12

                                 $  1.38  $  1.21     $  3.90  $  3.52

"Available for Sale" and "Trading Securities" Investments

                                       September 30, 1995    December 31, 1994
                                                   (In millions)
Cost of equity securities classified
  as "available for sale"                     $211.9              $290.4
Fair value                                    $798.6              $718.0
Cost of equity securities classified
  as "trading"                                $ 49.7              $    0
Fair value                                    $ 51.8              $    0
Amortized cost of "available for
  sale" debt securities                     $2,657.6            $1,692.0
Fair value                                  $2,742.9            $1,606.9


Net Income by Business Segment

                                       Three Months Ended    Nine Months Ended
                                        Sept 30  Sept 30     Sept 30  Sept 30
                                         1995     1994        1995     1994
                                                   (In millions)
Life insurance:
   Individual                           $  37.4  $  31.2     $ 103.1  $  91.1
   Group                                   10.3     11.2        28.5     32.6
                                           47.7     42.4       131.6    123.7

Communications                              4.5      4.4        15.8     14.6
Discontinued operations                       0      1.9         2.2      5.8
Other                                        .7       .2         2.8      0.8
Operating income                           52.9     48.9       152.4    144.9
Net realized investment gains              12.5      9.9        34.6     26.5

Net Income                              $  65.4  $  58.8     $ 187.0  $ 171.4


Individual Insurance Statements of Income

                                     Three Months Ended     Nine Months Ended
                                      Sept 30  Sept 30      Sept 30  Sept 30
                                       1995     1994         1995     1994
                                                   (In millions)
Premiums, considerations,
  and other income                    $  89.7   $ 52.0      $ 214.2  $ 155.6
Net investment income                   103.5     80.2        277.7    239.1
Total revenues                          193.2    132.2        491.9    394.7

Policy benefits                         107.2     70.3        267.4    205.9
Expenses                                 30.2     15.7         72.2     54.0
Total benefits and expenses             137.4     86.0        339.6    259.9
Operating income before
  income taxes                           55.8     46.2        152.3    134.8
Provision for income taxes               18.4     15.0         49.2     43.6

Operating income                      $  37.4  $  31.2      $ 103.1   $ 91.2

Group Insurance Statements of Income

                                     Three Months Ended     Nine Months Ended
                                      Sept 30  Sept 30      Sept 30  Sept 30
                                       1995     1994         1995     1994
                                                  (In millions)
Premiums, considerations,
  and other income                    $ 116.3  $ 112.9      $ 348.6  $ 336.6
Net investment income                    11.7     11.3         35.2     33.6
Total revenues                          128.0    124.2        383.8    370.2

Policy benefits                          92.1     88.1        279.9    264.5
Expenses                                 20.7     19.5         62.0     57.6
Total benefits and expenses             112.8    107.6        341.9    322.1
Operating income before
  income taxes                           15.2     16.6         41.9     48.1
Provision for income taxes                4.9      5.4         13.4     15.5

Operating income                      $  10.3  $  11.2      $  28.5  $  32.6


Communications Statements of Income

                                     Three Months Ended     Nine Months Ended
                                      Sept 30  Sept 30      Sept 30  Sept 30
                                       1995     1994          1995     1994
                                                  (In millions)
Communications revenues               $ 37.7   $ 38.4        $114.8  $ 118.8

Operating costs                         26.7     27.0          78.1     82.1
Depreciation and amortization            2.3      2.7           7.0      7.5
General expenses                         1.1      1.3           3.3      4.2
Total expenses                          30.1     31.0          88.4     93.8
Operating income before
  income taxes                           7.6      7.4          26.4     25.0

Provision for income taxes               3.1      3.0          10.6     10.4

Operating income                      $  4.5   $  4.4        $ 15.8   $ 14.6


Results for the Nine Months

First Nine Months of 1995 Compared to the First Nine Months of 1994

Consolidated net income increased 9.1% over the prior year's first nine months to $187.0 million. Income before investment gains (operating income) increased 5.1% to $152.4 million. Operating income from continuing operations was 7.9% higher at $150.2 million, and operating income from discontinued operations decreased 62.2% to $2.2 million due to the completion of the sale of Jefferson-Pilot Fire and Casualty Company in the second quarter.

Investment gains for the current nine months period, net of income taxes, were $34.6 million, as compared to $26.5 million last year. Included in the $34.6 million gain was an $11.1 million net gain on the sale of Jefferson-Pilot Data Services' assets and a $13.4 million net gain on the sale of JP Fire & Casualty.

JP has periodically reacquired shares of its stock and issued additional shares under incentive option programs. Average shares outstanding during the first nine months of 1995 and 1994 were 47.9 million and 48.7 million. Approximately 996,000 shares were reacquired by JP during the first nine months of 1995, and approximately 11,700 shares were issued in satisfaction of exercised stock options and as incentive compensation during the same period.

Earnings per share increased 10.8% during the first nine months of 1995, partly due to improved earnings and partly due to the impact of share repurchases. Revenues from continuing operations increased 9.8%, to $1,026 million, over the same period of the prior year. Excluding realized investment gains, revenues increased 12.1% to $999.6 million. Total premiums, considerations, and other income (excluding discontinued operations) increased 14.3%. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. Policyholder contract deposits increased from $1,846 million at year end to $2,952 million at September 30, 1995. Approximately $833 million of the increase came from acquiring Kentucky Central's interest sensitive life and annuity business, with the balance arising from the excess of deposits over proceeds returned during the first nine months. Accident and health premiums increased 2.8% to $306.0 million.

Net investment income, which is included in operating income, grew 14.8% over the same nine months period of the prior year to $322.0 million. This includes investment income generated from assets acquired in the Kentucky Central Life transaction.

Revenues from the Communications segment declined 3.4% due to the disposal of JP Data Services operations during the first quarter of 1995.

Total policy benefits and expenses increased 13.6% over the same nine months period of last year to $775.4 million. Life benefits and credits to policyholder accounts increased 27.3% over the prior year, reflecting the growth in life business in force and the Kentucky Central acquisition. Accident and health benefits including reserve increases were 5.4% higher in the first nine months of 1995 than in the same period of 1994 primarily due to unfavorable results among disability and medical coverages and an increased volume of dental coverages.

Insurance commissions were 35.7% higher due to growth in sales. Operating expenses increased 5.4%. Costs of Communications operations declined 4.8% due to sale of JP Data Services.

Income taxes from continuing operations declined $4.1 million, or 4.8%, versus the same period of the prior year. Effective tax rates declined to 32.7% for the nine months period versus 34.1% for the same period in 1994, due in part, to higher tax bases than book bases on JP Data Services' asset sales and capital losses generated by companies which are subject to both federal and state taxes.

Operating Earnings by Business Segment

JP's continuing business segments include Insurance and Communications. Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company and passive investment subsidiaries, consolidation entries, and net realized investment gains are included in the "Other" category.
Currently, all corporate capital is allocated to the business segments.

Insurance

The Insurance segment is comprised of operations conducted by the Individual and Group distribution systems.

Individual Insurance Operations

Individual operating income improved 13.0% in the first nine months of 1995 versus the first nine months of 1994. As a percentage of total revenues, operating income was 21.0% in 1995 compared with the 23.1% profit margin posted over the same period of 1994. The decline occurred because of market pressures on interest spreads of interest sensitive life and annuity products. Operating results of approximately $4 million were attributable to the block of business acquired from Kentucky Central.

New first year life insurance premiums and receipts for policyholder accounts rose 67.9%, and annuity receipts increased 24.7% due to increases in production from JP Life's Independent Marketing Organization.

Policy benefits increased $61.5 million, or 29.9%, reflective of the Kentucky Central acquisition and growth of business in force. Death benefits were $65.9 million during the first nine months of 1995, an increase of $18.3 million, or 38.4%. This unit had adverse mortality experience on policies with higher durations earlier in 1995. Also, death benefits include $12.6 million from the recently acquired Kentucky Central business. This is slightly higher than historical experience; however, it is not viewed as representative of a trend.

Total commissions and expenses (net of acquisition costs deferred) increased 33.7%. Commissions alone increased 46.0% on higher 1995 sales.

Group Insurance Operations

Group operating income declined 12.6% in the first nine months of 1995 when compared to the same period of the prior year. As a percentage of premiums and other considerations, operating income for the Group Department was 8.2% in 1995's first nine months and 9.7% in 1994. Group Life results improved 7.8%, to $9.0 million, as a result of improved mortality from the adverse levels of 1994 and growth of in force coverages. Accident and Health results of $19.5 million were 19.5% lower than the first nine months of 1994 due to adverse disability experience in selected industries during the first quarter of 1995, lower earnings on conventional medical coverages resulting from increased utilization of health care services, primarily smaller dollar services such as office visits and lab tests, continued medical inflation, and the inability to offset increased medical costs with higher rates due to market competition.

Premiums and equivalents, which include the equivalent premiums on cases administered by the Group Department on an uninsured basis, were $569.6 million for the first nine months, a modest decrease over the same period of the prior year. Policy benefits, including reserve fluctuations on fully-insured health coverages, increased 6.9% while premium income on these same cases increased 3.8%. Death benefits in 1995 were 0.5% higher than the prior year while premium income on life insurance coverages increased 2.8%. Expenses increased 7.6% due to greater costs related to managed care efforts and increased commissions related to sales growth in nonmedical coverages.

Communications

Operating income from the Communications segment increased 8.2% compared to the same period of the prior year. Excluding the operations of JP Data Services, operating income increased 11.6%. Profit improvement was attributable to both radio and television properties. Stronger than expected demand in established television markets and improvements in market share contributed to the improved operating income.

Revenues for the first nine months declined 3.4% from the first nine months of 1994. Excluding the operations of JP Data Services, communication revenues grew 13.5%. Television, radio, and sports and entertainment contributed to this growth, improving 11.7%, 4.8%, and 38.8% respectively. All three television stations benefitted from strong local and national advertising demand. Radio growth was also attributable to strong local and national advertising. The majority of the nine months' growth experienced by sports and entertainment was due to the acquisition of a motor sports programming operation in the fall of 1994, the production of two network television ice skating events, an increase in collegiate sports revenues, and advertising revenue relating to the new contract to televise NFL Carolina Panthers preseason games.

Total expenses declined $5.4 million, or 5.8%. Excluding JP Data Services, Communications expenses increased $11.0 million, or 14.3%. The increase is primarily attributable to costs associated with the increased revenues, the two ice skating productions, and recently acquired properties. Total expenses and costs of sales, as a percentage of revenues, remained relatively constant at 78.6% at September 30, 1995 and 78.0% at September 30, 1994.

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

The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Due to the completed sale transaction,operating income attributable to Discontinued Operations decreased 62.1% to $2.2 million for the first nine months of 1995 as compared to 1994.

It is expected that the reinvestment of net proceeds from sale of these subsidiaries will replace the operating income included as a component of Discontinued Operations.

Other

Operating results categorized as "Other" include earnings on investments held in the parent company and passive investment subsidiaries as reduced by their expenses. These results increased to $2.8 million for the first nine months of 1995, versus $0.8 million for the same period of the prior year, due to earnings on sale proceeds of discontinued operations.

Third Quarter of 1995 Compared to Third Quarter of 1994

Consolidated net income increased 11.3% over the prior year's third quarter to $65.4 million. Income before investment gains (operating income) increased 8.2% to $52.9 million. Operating income from continuing operations was 12.5% higher at $52.9 million, and operating income from discontinued operations decreased to $0 due to the completion of the sale of JP F & C in the second quarter.

Realized investment gains, net of taxes were $12.5 million, or 26.3% higher than the third quarter of 1994.

Average shares outstanding during the third quarters of 1995 and 1994 were
47.5 million and 48.5 million. Approximately 500 shares were reacquired by JP during the third quarter of 1995, and approximately 3,150 shares were issued in satisfaction of exercised stock options during the third quarter of 1995.

Earnings per share increased 14.0% during the third quarter of 1995. Revenues increased 22.1% to $381.6 million over the same quarter of the prior year. Excluding realized investment gains, revenues increased 22.1% to $362.3 million. Accident and health premiums increased 2.3% to $102.3 million.

Net investment income, which is included in operating income, grew 27.1% over the same quarter of the prior year to $118.5 million.

Revenues from the Communications segment declined 1.8% due to the disposal of JP Data Services operations during the first quarter of 1995.

Total policy benefits and expenses increased 25.1% over the third quarter of last year to $282.5 million. Life benefits and credits to policyholder accounts increased 47.5% over the prior year, reflecting the growth in life business in force. Accident and health benefits including reserve fluctuations were 3.4% higher in the third quarter of 1995 than in the third quarter of 1994.

Commissions increased 22.5%, in line with sales results. Operating expenses including the additional costs associated with servicing the Kentucky Central Life business increased 8.8%. Costs of Communication's operations declined 0.5%.

Income taxes from continuing operations increased $4.0 million, or 13.5%, versus the same quarter of the prior year. The effective tax rate for the third quarter of 1995 was 34.0%, a slight decline from the third quarter of 1994.

Insurance

Individual Operations

Individual operating income improved 19.9% in the third quarter of 1995, versus the third quarter of 1994, as a result of the deployment of corporate capital for the Kentucky Central acquisition. As a percentage of total revenues, operating income for the Individual unit was 19.4% in 1995 and 23.6% in 1994. The 1994 operating margin was higher because of very favorable mortality. New first-year life insurance premiums and receipts for policyholder accounts rose 58.2% while annuity receipts decreased 14.9% due to competitive pressures in the market place as interest rates have decreased.

Policy benefits increased 52.4% in 1995's third quarter due to the Kentucky Central acquisition and the growth of business in force. Death benefits in the third quarter of 1995 were $25.0 million, or 67.6% higher than the same quarter of the prior year. Death benefits of $9.4 million from the Kentucky Central block of business are included in the third quarter of 1995. Total commissions and expenses (net of acquisition costs deferred and excluding $8.0 million amortization of the recently acquired Kentucky Central block of business) were $22.2 million, an increase of 41.4% over the same period last year. Commissions alone increased 25.3% on increased sales.

Group Operations

Group earnings for the third quarter of 1995 were $10.3 million, compared to $11.2 million in the third quarter of last year, a decrease of 8.0%. As a percentage of premiums, considerations and other income, operating income was 8.8% in 1995's third quarter, compared to 9.9% in 1994. Group life results decreased 4.0%, to $2.6 million, while accident and health results of $7.6 million were 9.8%, or $0.8 million lower, as a consequence of increased use of health care services in alternately-funded medical markets and a return to normal profit levels for the accidental death product compared with 1994's outstanding results. In contrast, long-term disability results continued to improve during the quarter.

Communications

Operating income from the Communications segment increased 2.3% compared to the same quarter of the prior year. Excluding the operations of JP Data Services, operating income increased 15.1% over the same quarter in 1994. Profit improvement was attributable to radio, television properties, and sports and entertainment.

Revenues for the quarter declined 2.9% from the third quarter of 1994. Excluding the operations of JP Data Services, Communications revenues grew $5.5 million, or 16.9%. Television, radio, and sports and entertainment contributed to this growth, improving $2.3 million, $0.4 million, and $3.0 million respectively. The significant growth in sports and entertainment was due to the production of network television ice skating events, an increase in collegiate football revenues, and advertising related to the new contract to televise the NFL Carolina Panthers preseason games. The television growth was due to strong local and national advertising demand. Radio growth was also attributable to strong local and national advertising demand.

Total expenses declined $.9 million, or 2.9%. Excluding JP Data Services, Communications expenses increased $4.5 million, or 17.5%. The increase is primarily attributable to costs associated with the increased revenues and recently acquired properties. Total expenses, as a percentage of revenues, remained relatively constant at 80.1% at September 30, 1995 and 79.6% at September 30, 1994.

Other

Other results increased to $0.7 million for the third quarter of 1995 versus ($0.3) million for the same period of the prior year on earnings of sales proceeds from discontinued operations.

CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY

Total assets were $7,990 million at September 30, 1995 and $6,140 million at December 31, 1994, an increase of $1,850 million, or 30.1%. The primary source of asset growth is the assumption of a majority of Kentucky Central's life and annuity business on May 31, 1995. In connection with assuming liabilities of $1,097 million, JP Life received assets valued at $869 million. This included bonds valued at $615 million, policy loans at $37 million, cash and short term investments amounting to $142 million, stocks amounting to $6 million, and other assets of $69 million. In addition, JP Life recorded $228.4 million as the value of business acquired which is recorded as deferred acquisition costs. Additional asset increases relate to increases in policyholder contract deposits (primarily annuities and universal life contracts) of $272.4 million and increases in fair values of securities "available for sale" and "trading" of $331.6 million.

The $228.4 million recorded as the value of Kentucky Central business acquired primarily relates to interest sensitive products. The value of the interest sensitive business will be amortized as a constant percentage of future gross profits using the contractual interest rate. It is expected that approximately 51% of the $228.4 million will be amortized through 1999. Approximately 7.9% is expected to be amortized during 1995 with 11.8%, 10.6%, 10.2%, and 10.1% amortized for the years 1996-1999 respectively. The value of the business acquired is expected to change to reflect additional participation through the pending opt-in process. The amortization is subject to change as actual experience emerges.

Total liabilities were $5,991 million, compared to $4,408 million at December 31, 1994, with the increase primarily due to the assumption of Kentucky Central's life and annuity policies.

The Insurance segment defers the costs of acquiring new business including commissions, certain costs of underwriting and issuing policies, and certain agency office expenses. Such amounts deferred were $560.5 million at September 30, 1995 and $329.1 million at December 31, 1994, an increase of $231.4 million or 70.3%. The increase is primarily related to the Kentucky Central transaction and Individual first year premiums which have grown significantly in recent years. Deferred policy acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

Capital Resources

Consolidated shareholders' equity was $1,999 million at September 30, 1995 and $1,733 million at December 31, 1994 with no long-term debt outstanding at either date. Shareholders' equity includes net unrealized gains on securities available for sale of $431.8 million at September 30, 1995 and $230.8 million at December 31, 1994. During the first nine months of 1995 and 1994, fair values of securities classified as available for sale, net of deferred taxes, increased $200.9 million and decreased $45.7 million.

JP considers existing capital resources to be more than adequate to support the current level of its business activities.

Capital Adequacy as of September 30, 1995 is as follows:

                                       September 30, 1995   December 31, 1994
                                                   (In millions)
Total assets                                 $7,990              $6,140
Total shareholders' equity                   $1,999              $1,733
Ratio of shareholders' equity to assets        25.0%               28.2%

As of September 30 1995, the Company had no long-term debt outstanding. The Company has filed a shelf registration statement with the SEC to register debt securities up to $300 million to repay bank indebtedness incurred in the Alexander Hamilton acquisition and for other corporate purposes. JP has amended this registration statement including a prospectus supplement providing for issuance by JP of Automatic Common Exchange Securities. The Securities, which constitute senior debt of JP, will mature in the year 2000 and will be mandatorily exchanged at maturity into shares of common stock of NationsBank Corporation (or, at JP's option, cash with an equal value).

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

Net cash provided by operations for the first nine months of 1995 and 1994 was $140.9 million and $127.4 million. Cash flows provided from increases in policyholder contract deposits were $272.4 million and $197.6 million for the first nine months of 1995 and 1994. Net borrowings under short-term facilities and securities sold under repurchase agreements were $46.4 million and $275.5 million for the first nine months of 1995 and 1994. Cash acquired in the Kentucky Central transaction was $141.8 million. These sources of funds were used to purchase net investments of $476.9 million and $500.5 million, to pay dividends to shareholders of $68.8 million and $61.0 million, and to make net acquisitions of shares outstanding of $51.3 and $56.0 million during the first nine months of 1995 and 1994.

Cash dividends paid to the parent company from its subsidiaries were $69.0 million and $44.0 million during the first nine months of 1995 and 1994. JP Life is the primary source of dividends to the parent company. JP Life is subject to North Carolina laws which limit the amount of dividends that may be paid without first obtaining the approval of the State's Insurance Commissioner. On September 30, 1995, JP Life paid an extraordinary dividend to JP through the transfer of 100 shares of ETRE Capital Corp, with a market value of $326.7 million. ETRE's principal asset is approximately 4 million shares of NationsBank Corporation common stock. Because of that large dividend, all JP Life dividends to be paid during the next twelve months will require prior approval from the North Carolina Insurance Commissioner. On October 31, 1995, JP Life requested approval of the North Carolina Insurance Commissioner to pay the previously planned $58 million dividend to JP on December 1, 1995.

During 1994 and the first nine months of 1995, the Company utilized uncommitted bank lines of credit to manage parent company cash flows, primarily due to timing differences between receipt of dividends from subsidiaries versus dividends paid to shareholders and purchase of its outstanding shares. The maximum amounts outstanding at any time approximated $90.0 million during 1994 and $76.5 million during the first nine months of 1995. The maximum combined availability of all uncommitted lines as of September 30, 1995 was $375.0 million. On October 4, 1995, the Company replaced the uncommitted line of credit with a $450 million Credit Agreement. The Company has borrowed $390 million on the line of credit including $315 million for the Alexander Hamilton acquisition. Additionally, since the second quarter of 1994, the Company has entered into obligations under repurchase agreements involving various counterparties. Proceeds from such sales were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrangements. The maximum amount outstanding including accrued interest during the third quarter of 1995 and 1994 approximated the liability at September 30, 1995 of $266.1 million.

Cash and cash equivalents on hand were $27.3 million at September 30, 1995 and $22.8 million at December 31, 1994. Additionally, debt and equity securities of the parent company and passive investment subsidiaries with carrying amounts of $644.5 million and $188.0 million at September 30, 1995 and December 31, 1994 are considered to be sources of liquidity to support the Company's strategies. Total debt and equity securities available for sale at September 30, 1995 and December 31, 1994 are $3,541.5 million and $2,324.9 million.

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

Carrying amounts of investments categorized as "higher risk" assets were as follows:
                                      9-30-95    %      12-31-94     %
                                                (In millions)
Bonds, near or in default            $    -       -     $    -       -
Bonds below investment grade            112.4    1.6       122.3    2.3
Mortgage loans 61 days delinquent
  or in foreclosure                       1.7     -          0.9     -
Mortgage loans restructured              18.2    0.3        13.5    0.3
Foreclosed properties                     4.1    0.1         7.8    0.2
   Subtotal, "higher risk assets"       136.4    2.0       144.5    2.8
All other investments                 6,650.3   98.0     5,098.9   97.2

Total cash and investments           $6,786.7  100.0    $5,243.4  100.0

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

Beginning with the first quarter of 1995, JP Life entered into a common stock Buy/Write program as an additional source of investment returns. Holdings are maintained in a trading account, and option premiums received are recorded as investment income as earned. The Company also writes covered call options in expectation of enhanced total returns from option premiums, market appreciation, and dividends received. Balances of portfolios classified as "Trading securities" had a cost of $49.7 million and a carrying value of $51.9 million at September 30, 1995. Total option premiums received were $2.8 million and $1.9 million during the third quarter of 1995 and 1994 and $8.2 million and $4.3 million during the first nine months of 1995 and 1994.

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

                                           9-30-95       12-31-94
                                                (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's            $  571.9        $ 366.8
   Corporate private-labeled CMO's           188.5           87.0
Held to maturity at amortized cost:
   Federal agency issued CMO's               495.7          509.7

Total                                     $1,256.1        $ 963.5

As discussed in the Liquidity section, the Company sold securities under repurchase agreements as an asset/liability management strategy. The asset/liability management process focuses primarily on the management of interest rate risk. JP monitors the durations of insurance liabilities for comparison to the durations of assets backing the insurance lines. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. It is the intention of management that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain closely matched. A wider tolerance is permissible for the noninterest sensitive (traditional) portfolios. At September 30, 1995 and December 31, 1994, respectively, 52.7% and 39.7% of JP Life's invested assets at amortized cost were held for interest sensitive portfolios, and 47.3% and 60.3% were held for traditional portfolios and corporate capital and surplus.

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

Current Developments

On October 6, 1995, JP acquired Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"), and certain of its affiliates from a subsidiary of Household International, Inc. ("HI"), under a Stock Purchase Agreement dated August 9, 1995. The acquisition was completed through the merger of Alexander Hamilton into a wholly-owned Michigan domiciled stock life insurance subsidiary of the registrant ("Surviving Company"), which thereupon was renamed Alexander Hamilton Life Insurance Company of America. First Alexander Hamilton Life Insurance Company ("FAH"), a New York stock life insurance company, was acquired on October 13, 1995. Pursuant to the Stock Purchase Agreement, the acquisitions were effective October 1, 1995.

The acquisitions included substantially all of the life and single premium deferred annuity business of Alexander Hamilton and FAH.

Credit life and accident and health insurance ("Affiliated Business") written by Alexander Hamilton and FAH was 100% reinsured back to affiliates of HI through coinsurance agreements and related trust agreements for the assets retained for the Affiliated Business, with HI providing payment and performance guarantees.

The Periodic Payment Annuity business ("PPA Business") of Alexander Hamilton, principally structured settlement and lottery business, also was 100% reinsured back to affiliates of HI through coinsurance agreements and related trust agreements for the assets retained for the PPA Business, with HI providing payment, performance and capital maintenance guarantees.

The Corporate Owned Life Insurance business ("COLI Business") also was 100% reinsured back to affiliates of HI through a coinsurance agreement and related trust agreement for the assets retained for the COLI Business, with HI providing payment, performance and capital maintenance guarantees. The trusts backing the PPA and COLI Businesses are subject to annual audit requirements for solvency and capital adequacy.

The purchase price was $575 million, subject to post-closing adjustment in accordance with the Stock Purchase Agreement. Prior to the closing, Alexander Hamilton paid a dividend equal to its net income from January 1, 1995 but subject to the requirement that Alexander Hamilton have, on the closing date, financial statements to be prepared and delivered by the Surviving Company (September 30, 1995 which will form the basis for any post-closing adjustment), a minimum statutory net worth as agreed to by the parties.

The merger consideration was paid as follows: $475 million plus accrued interest in cash, and $50 million in newly issued floating rate preferred stock of the Surviving Company. In addition, an outstanding surplus note of Alexander Hamilton (which became an obligation of the Surviving Company pursuant to the merger) was acquired from HI for $50 million plus accrued interest.

The acquisition was financed through internal resources and $315 million of borrowings under a new 364 day Credit Agreement dated October 4, 1995. JP expects to repay a portion of that bank debt from the proceeds of corporate financing activities.

                          PART II.  OTHER INFORMATION

                          JEFFERSON-PILOT CORPORATION

Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       (27)  Financial Data Schedule

(b) A report on Form 8-K was filed on October 18, 1995 to report the acquisition of Alexander Hamilton Life Insurance Company of America, and a Form 8-K/A (Amendment No. 1 to that Form 8-K) was filed
     November 8, 1995 to supply the proforma financial information.

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


Date    November 14, 1995








                                             Reggie D. Adamson
                           (Name and Title)  Reggie D. Adamson,
                                               Senior Vice President
                                            (Principal Accounting Officer)

Date    November 14, 1995