Form 10-K
period 1995-12-31
JEFFERSON PILOT CORP
filed 1996-03-29
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934
For the Fiscal Year Ended                              Commission File Number
    December 31, 1995                                         1-5955

                          JEFFERSON-PILOT CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

        North Carolina                                       56-0896180
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

  100 North Green Street, Greensboro, North Carolina            27401
     (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code         910-691-3441

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Exchange on Which
Title of Each Class                                         Registered
Common Stock (Par Value $1.25)                       New York, Midwest and
                                                     Pacific Stock Exchange
7.25% Automatic Common Exchange Securities,
  Due January 21, 2000, exchangeable into
  shares of NationsBank Corporation common
  common stock or equivalent cash                    New York Stock Exchange

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $4 billion at March 1, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

               Class                          Outstanding at March 1, 1996
Common Stock (Par Value $1.25 per share)              71,224,031

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996 are incorporated by reference into Part III.

List of Exhibits on Page F-19.

                             TABLE OF CONTENTS




Part I                                                          -Page-

Item 1.     Business                                             I-1
Item 2.     Properties                                           I-6
Item 3.     Legal Proceedings                                    I-6
Item 4.     Submission of Matters to a Vote
              of Security Holders                                I-7
            Executive Officers of the Registrant                 I-7

Part II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters                    II-1
Item 6.     Selected Financial Data                              II-2
Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      II-4
Item 8.     Financial Statements and Supplementary
              Data                                               II-26
Item 9.     Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                               II-84

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

Part IV

Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                            IV-1

Undertakings                                                     IV-1

Signatures                                                       IV-2

                                   PART I

Item 1.   Business.

     (a)  General Development of Business

     Registrant was incorporated under the business laws of the State of North Carolina in 1968 for the purpose of serving as a holding company with broad powers to engage in business and to make investments. Registrant's principal subsidiaries are Jefferson-Pilot Life Insurance Company and Jefferson-Pilot Communications Company, of Greensboro, North Carolina and Alexander Hamilton Life Insurance Company of America, of Farmington Hills, Michigan. Through these and other subsidiaries, Registrant is primarily engaged in the business of writing life and accident and health insurance and annuity policies, operating radio and television facilities, and producing sports programming. Further detail is provided in Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A).

     On May 31, 1995, Jefferson-Pilot Life Insurance Company (JP Life) assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in a transaction which was accomplished through an assumption reinsurance agreement. KCL has operated under the control of the Kentucky Insurance Commissioner since February 1993. The assumption reinsurance agreement was part of a plan of rehabilitation for KCL that was approved by the court of jurisdiction in August 1994 and subsequently appealed. Upon execution of the agreement, assets consisting primarily of cash, debt securities, policy loans and receivables with aggregate fair value of $874 million were transferred to JP Life, and JP Life assumed liabilities with aggregate fair value of $1.096 billion.

     In October 1995, the Registrant acquired Alexander Hamilton Life Insurance Company of America and its wholly-owned subsidiary, Alexander Hamilton Capital Management, Inc., from a subsidiary of Household International, Inc. The acquisition was effective as of October 1, and was completed through the merger of Alexander Hamilton Life Insurance Company of America into a wholly-owned Michigan domiciled life insurance subsidiary of the Company, which was thereupon renamed Alexander Hamilton Life Insurance Company of America (AH Life). First Alexander Hamilton Life Insurance Company (FAHL), which is domiciled in New York, was acquired by AH Life on October 13, 1995.

    On December 30, 1994, Jefferson-Pilot Title Insurance Company (JPT), a wholly-owned subsidiary of the Registrant, entered into a reinsurance agreement with First American Title Insurance Company (First American) under which JPT ceded to First American its obligations and liabilities on all policies issued through that date. After the reinsurance agreement became effective, First American purchased 100% of JPT's common stock. On December 23, 1994, the Registrant signed a definitive agreement to sell Jefferson-Pilot Fire& Casualty Company (JPF&C) to Southern Guaranty Insurance Company, a subsidiary of Winterthur U.S. Holdings. In preparation for the sale, JPF&C sold a portion of its securities portfolio in the open market and transferred net assets carried at approximately $32 million to its immediate parent company. After regulatory approval, the sale was closed on April 3, 1995. Operations of these two companies are disclosed as "Discontinued Operations" in the accompanying Consolidated Financial Statements.

     On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc.
(JPDS) were sold. Prior to the sale, JPDS was a part of the Company's Communications business segment.

     (b)  Financial Information About Industry Segments

     Industry segment information is presented in Note 16, Segment Information of the Notes to Consolidated Financial Statements, which is included in Item 8.

    (c)  Narrative Description of Business

     Premiums derived from the principal products and services of Registrant's continuing insurance subsidiaries and revenues from the Communications segment for the years ended December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                   1995            1994           1993
Life insurance segment:
  Individual life and annuity
    premiums                    $ 150,103       $ 103,617      $ 106,097
  Group life premiums              68,268          69,261         64,313
  Interest-sensitive product
    considerations                160,443          68,793         63,353
  Other considerations             20,109          14,566          7,233
Life premiums and other
    considerations              $ 398,923       $ 256,237      $ 240,996

Accident and health premiums      411,117         399,065        386,608
                                $ 810,040       $ 655,302      $ 627,604
Communications segment:
  Broadcast and media services
    revenue                     $ 165,815       $ 172,501      $ 144,961

      The following is a brief description of the principal wholly-owned subsidiaries of Registrant with a description of the principal products provided and services rendered and the markets for, and methods of, distribution of such products and services.

                     INSURANCE COMPANY SUBSIDIARIES

     Jefferson-Pilot Life Insurance Company was organized under the insurance laws of North Carolina in 1890 and commenced business operations in 1903. It is authorized to write insurance in 49 states, the District of Columbia, the Virgin Islands, and Puerto Rico. The Company is primarily engaged in the writing of whole life, term, annuity, and endowment policies on an individual ordinary basis, and group life and group accident and health insurancepolicies. Accident and health insurance is also written on an individual basis.

     Alexander Hamilton Life Insurance Company of America was organized under the insurance laws of Michigan in 1981 and commenced business operations in 1982. The Company was purchased by Jefferson-Pilot Corporation as of October 1, 1995. It is authorized to write insurance in 49 states, the District of Columbia, and Canada. The Company is primarily engaged in writing annuity and universal life policies.

     First Alexander Hamilton Life Insurance Company was organized under the insurance laws of New York in 1986 and commenced business operations in 1987. The Company was acquired as of October 1, 1995. It is authorized to write business in the state of New York and is primarily engaged in writing annuity policies on an individual basis.

     Life Insurance. Life policies offered by the insurance companies include continuous and limited-pay life and endowment policies, universal life policies and annuity contracts, retirement income plans, and level and decreasing term insurance. On most policies, accidental death and disability benefits are available in the form of riders. At times, substandard risks are accepted at higher premiums. At December 31, 1995, approximately 4.5% of the ordinary insurance in force, including reinsurance ceded, was represented by substandard risks.

     The companies market individual products through career and home service agents, independent marketing organizations (IMO's), and personal producing general agents (PPGA's). IMO's are intermediaries that sell financial products and services through agents they have recruited. Group products are marketed through group brokers, career agents, and home service agents. Individual health products are marketed through all of the Company's sales forces and brokers.

    Accident and Health Insurance. The insurance companies of the Registrant write a major part of their accident and health policies on a group basis. Of the individuals covered during 1995,approximately 94.1% were written on a group basis and 5.9% on an individual basis. Group insurance is generally issued to employers covering their employees and to associations covering their members.


     Regulation. The insurance companies of the Registrant, in common with other insurance companies, are subject to regulation and supervision in the states in which they do business. Although the extent of such regulation varies from state to state, generally the insurance laws establish supervisory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, approval of the forms of policies used, the regulation of trade practices and market conduct, form and content of required financial statements, reserve requirements, permitted investments, and, in general, the conduct of all insurance activities.

     The companies are also required under these laws to file detailed annual reports with the supervisory agencies in the various states in which each does business, and business and accounts are subject to examination at any time by such agencies. Under the rules of the National Association of Insurance Commissioners (NAIC) and the laws of the states of domicile, the companies are examined periodically (usually at three-year intervals) by the supervisory agencies of one or more of the states in which they do business.

     Various states, including North Carolina and Michigan, have enacted insurance holding company legislation which requires the registration of, and periodic reporting by, insurance companies licensed to transact business within their respective jurisdictions and which are controlled by other corporations. JP Life, AH Life and FAHL, as members of an "insurance holding company system", have registered as such under all applicable state statutes. These statutes generally require prior approval by state insurance regulators of significant intercorporate transfers of assets (including prior approval of payment of extraordinary dividends by insurance subsidiaries) within the holding company system, and of acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in the MD&A.

     Competition. The insurance subsidiaries of the Registrant operate in a highly competitive field which consists of a large number of stock, mutual, and other types of insurers. A large number of established insurance companies compete in the states in which the companies transact business.
Many of these competing companies are mutual companies, which are considered by some to have an advantage because of the fact that such companies write participating policies exclusively, under which profits may inure to the benefit of the policyholder. The companies provide excess interest policies which are believed to be generally competitive with analogous policies offered by mutual companies.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other products by banks and other financial institutions is increasing. Existing tax laws affect the taxation of life insurance and many competing products, and various proposals for changes have been made, some of which could adversely affect the taxation of certain products, and thus potentially impact their marketing and the volume of policies surrendered.

    The claims paying ratings of insurers that are issued by rating agencies are also a significant competitive factor. JP Life and AH Life both have strong ratings.

     Employees. As of December 31, 1995, the insurance subsidiaries of the Registrant employed approximately 2,700 full time agents and employees in addition to 14,000 IMO agents for JP Life and 9,000 PPGA's for AH Life.

                    COMMUNICATIONS COMPANY SUBSIDIARIES

     Jefferson-Pilot Communications Company, a wholly-owned subsidiary of the Registrant, is a corporation organized under the laws of North Carolina. The principal offices are at 100 North Greene Street in Greensboro, North Carolina. The Company owns and operates various television and radio stations as well as Jefferson-Pilot Sports, a production and syndication business, and Co-Opportunities, a co-op advertising consulting business.

Television Operations

     The television stations owned and operated by Jefferson-Pilot Communications Company are WBTV, Charlotte, North Carolina; WWBT, Richmond, Virginia; and WCSC, Charleston, South Carolina. WBTV, Channel 3, Charlotte, is affiliated with CBS under a Network Affiliation Agreement expiring on

December 31, 1998. Absent cancellation by either party, the Agreement will be renewed for successive two-year periods. WWBT, Channel 12, Richmond, is affiliated with NBC under a Network Affiliation Agreement expiring August 15, 2002. Absent cancellation by either party, the Agreement will be renewed for successive five-year periods. WCSC, Channel 5, Charleston, is affiliated with CBS under a Network Affiliation Agreement expiring on December 31, 1998. Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

Radio Operations

     Jefferson-Pilot Communications Company owns and operates WBT-AM/FM and WWSN-FM in Charlotte, WBT-FM in Chester, (near Charlotte), WQXI in Atlanta, WSTR-FM in Smyrna, KKFN and KYGO-FM in Denver, KYGO and KWMX-FM in Lakewood (a Denver suburb), KSON and KSON-FM in San Diego, WAXY in South Miami, WLYF-FM in Miami, and WMXJ-FM in Pompano Beach. Each of these stations is authorized to operate 24 hours a day, and all normally operate for the full 24 hours.


     Competition. The radio and television stations of Jefferson-Pilot Communications Company and its subsidiaries compete for programming, talent, and revenues with other radio and television stations in their respective market areas as well as with other advertising and entertainment media. Jefferson-Pilot Communications Company's other divisions compete with other vendors of similar products and services.

     Employees. As of December 31, 1995, Jefferson-Pilot Communications Company and its subsidiaries employed approximately 950 persons full time.

     Federal Regulation. Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC, among other things, to issue, revoke, or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the apparatus used by stations, establish areas to be served, adopt such regulations as may be necessary to carry out the provisions of the Act, and to impose certain penalties for violation of such regulations. The Act, and Regulations issued thereunder, prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

     Future broadcasting licenses will be granted for a period of eight years for both television and radio and, upon application therefor and in the absence of adverse claims as to the licensee's qualifications or performance, will normally be renewed by the FCC for an additional term. Renewal applications have been timely filed for WBT-AM/FM, WWSN-FM, WQXI, WSTR-FM, WAXY, WLYF-FM, and WMXJ-FM, and renewals are expected in due course. License expiration dates for the other stations are: KYGO-AM/FM, KKFN, and KWMX-FM 4/1/97; KSON-AM/FM 12/1/97; WWBT 10/1/96; and WCSC 12/1/96.

     (d) Foreign Operations

     Substantially all of Registrant's and subsidiaries operations are conducted within the United States.

Item 2.  Properties

     Registrant utilizes space and personnel of JP Life. JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building. These structures house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck, and a computer center, all located on nearby properties. It also owns 233 acres in Guilford County, North Carolina, formerly home office of Pilot Life Insurance Company, and an Employees' Club located in northwestern Guilford County, with approximately 500 acres of land surrounding the Club. Office space is leased in Lexington, Kentucky for operation of the Kentucky Central Life business assumed.

     AH Life owns two office buildings in Farmington Hills, Michigan, one of which is used as its home office.

     Jefferson-Pilot Communications Company owns its radio and television studios and office buildings in Charlotte, North Carolina. It also owns the radio studios and office buildings in Denver, Colorado and Miami, Florida.
The radio studios and offices are leased in Atlanta, Georgia and San Diego, California, as are the television studios and offices in Charleston, South Carolina. The television studio and office building in Richmond, Virginia are owned as well.

Item 3.  Legal Proceedings

     Jefferson-Pilot Life Insurance Company is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. The suit alleges deceptive practices, fraudulent, and negligent misrepresentation and breach of contract in the sale of life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated using the guaranteed interest rate and insurance charges, but they were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified compensatory and punitive damages, costs, and equitable relief are sought. The case is in the preliminary stages of pleadings and discovery. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend.

     The Registrant and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. Because of the considerable uncertainties that exist, the Registrant cannot predict the outcome of pending or future litigation with certainty. Based on consultation with the Registrant's legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity.

     Environmental Proceedings. There are no material administrative proceedings against the Company involving environmental matters.

Item 4.  Submission of Matters to a Vote of Securities Holders

     None.

Executive Officers of the Registrant

     David A. Stonecipher, President and Chief Executive Officer, joined Jefferson-Pilot Corporation as President-Elect and CEO-Elect in September 1992, and became President and CEO in March 1993. Prior to September 1992, he was associated with the Life Insurance Company of Georgia and Southland Life Insurance Company and their parent company, GeorgiaUS, having last served as President and CEO of Life Insurance Company of Georgia and Southland Life Insurance Company, and President of GeorgiaUS.

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

                              1995               1994               1993

     First Quarter     $39 3/8 - 34 3/4   $33 3/8 - 28 7/8   $38 5/8 - 30 3/8
     Second Quarter    $39 1/2 - 33 7/8   $34 1/4 - 31 1/8   $38 1/2 - 30 5/8
     Third Quarter     $43 3/4 - 35 7/8   $36 3/4 - 32 1/8   $38 5/8 - 32 3/8
     Fourth Quarter    $48 1/8 - 42 7/8   $36 1/2 - 33 5/8   $36     - 30 1/2


    (b)  Number of Security Holders

     As of March 25, 1996, the Registrant had approximately 10,000 share-holders of record.


    (c)  Dividend History

                             1995      1994      1993      1992      1991

     Cash dividends paid
       - common:           $ 89,269  $ 81,814  $ 75,986  $ 66,310  $ 56,120

     Cash dividends paid
       per common share:
     First Quarter              .29       .26       .23       .19       .17
     Second Quarter             .32       .29       .26       .23       .19
     Third Quarter              .32       .29       .26       .23       .19
     Fourth Quarter             .32       .29       .26       .23       .19
        Total              $   1.25  $   1.12   $  1.01  $    .87  $    .73


     All share information has been restated to reflect a December 1995 3-for-2 (50%) stock split effected in the form of a dividend. Cash dividends per share may not add due to rounding related to this split.

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in Item 7.

Item 6.  Selected Financial Data

                             SUMMARY OF SELECTED FINANCIAL DATA
                   (In Thousands Except Share and Per Share Information)
                                 1995       1994       1993       1992      1991
Operating income before initial
 FAS 106 application and gain
 from sales of investments:
  Continuing operations        $222,189   $190,977   $173,995   $164,213  $150,574
  Discontinued operations         2,178      9,247      7,957      7,027     2,554
Operating income                224,367    200,224    181,952    171,240   153,128
Gain from sales of investments,
 net of taxes:
  Continuing operations          33,124     38,921     35,565     30,385    21,409
  Discontinued operations        16,363         92      1,764      1,613     1,150
Gain from sales of investments   49,487     39,013     37,329     31,998    22,559
Income before initial FAS 106
 application                    273,854    239,237    219,281    203,238   175,687
Dividends on preferred stock       (857)         0          0          0         0
Initial effect of FAS 106             0          0    (24,109)         0         0
Net income applicable to
  common shareholders          $272,997   $239,237   $195,172   $203,238  $175,687


Income per share of common stock:
Operating income before initial
 FAS 106 application and gain
 from sales of investments:
  Continuing operations        $   3.09   $   2.62   $   2.31   $   2.15  $   1.96
  Discontinued operations           .03        .13        .11        .09       .03
Operating income                   3.12       2.75       2.42       2.24      1.99
Gain from sales of
 investments, net of taxes:
  Continuing operations             .46        .53        .47        .40       .28
  Discontinued operations           .23        .00        .02        .02       .01
Gain from sales of investments      .69        .53        .49        .42       .29
Income before initial FAS 106
 application                       3.81       3.28       2.91       2.66      2.28
Initial effect of FAS 106           .00        .00    (   .32)       .00       .00

Net income                     $   3.81   $   3.28   $   2.59   $   2.66  $   2.28

Average common shares
 outstanding                 71,693,816 72,960,533 75,375,227 76,425,933 76,976,428

Total assets                $16,478,012 $6,140,336 $5,640,621 $5,256,762 $4,945,396


Stockholders' equity        $ 2,156,059 $1,732,543 $1,733,071 $1,668,210 $1,544,461

Stockholders' equity per
 share of common stock      $     30.28 $    23.84 $    23.36 $    22.05 $    20.07

Per share amounts for 1991 through 1994 have been restated for the 1995 3-for-2 stock split.

     Total assets prior to 1993 were adjusted to reflect the adoption of Financial Accounting Standard (FAS) 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The amounts shown for 1992 and 1991 were increased by $20,925,000 and $20,176,000, respectively, compared to amounts originally reported.

     Stockholders' equity was adjusted to reflect adoption of FAS 109 "Accounting for Income Taxes". The amounts shown for 1992 and 1991 were all decreased by $18,555,000, compared to amounts originally reported. Stock-holders' equity per share reflects these adjustments also.

     Discontinued operations of the Registrant are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

REVENUE BY SOURCES
(In Thousands)
                            1995       1994       1993       1992       1991
Individual Life         $  597,588 $  410,157 $  407,629 $  388,744 $  388,264
Annuity and investment
 products                  235,285    119,028    104,134    102,018     92,290
Group insurance            513,092    496,487    475,209    475,100    475,872
Total life insurance    $1,345,965 $1,025,672 $  986,972 $  965,862 $  956,426
Communications             165,815    172,501    144,961    129,734    125,045
Other                        9,127      9,211      6,282      4,656      4,570
Realized investment
 gains                      48,509     61,426     54,234     45,726     32,220
Revenues, continuing
  operations            $1,569,416 $1,268,810 $1,192,449 $1,145,978 $1,118,261

Discontinued operations     36,127     64,862     54,175     56,351     55,215
Total revenues          $1,605,543 $1,333,672 $1,246,624 $1,202,329 $1,173,476

NET INCOME BY SOURCES
 (In Thousands)
                            1995       1994       1993       1992       1991
Individual Life         $  118,819 $   92,772 $   90,716 $   86,580 $   87,794
Annuity and investment
 products                   41,460     31,473     26,420     30,596     25,256
Group insurance             37,710     44,215     41,106     39,412     33,155
Total life insurance    $  197,989 $  168,460 $  158,242 $  156,588 $  146,205
Communications              23,595     21,986     17,335     14,169     10,327
Other                          605        531   (  1,581) (   6,544) (   5,958)
Realized investment
 gains, net of taxes        33,124     38,919     35,565     30,385     21,409
Net income, continuing
  operations            $  255,313 $  229,896 $  209,561 $  194,598 $  171,983

Discontinued operations     18,541      9,341      9,720      8,640      3,704
Dividends on preferred
 stock                        (857)         0          0          0          0
Accumulated post-
 retirement benefit
 obligation, net                 0          0   ( 24,109)         0          0
Net income              $  272,997 $  239,237 $  195,172 $  203,238 $  175,687

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1995 analyzes the results of operations, consolidated financial condition, liquidity, and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

                             RESULTS OF OPERATIONS

     Jefferson-Pilot Corporation is a holding company. Jefferson-Pilot Life Insurance Company (JP Life) offers a wide range of life, health, and annuity products which are sold in the Individual and Group markets. Individual insurance and annuity products are offered through career general agents, home service agents, independent agents recruited by regional directors and independent marketing organizations, and are sold through financial institutions. JP Life has experienced substantial growth in its individual life insurance sales, primarily due to the expansion of its independent marketing organization distribution channel. It has also emphasized the sale of flexible-premium deferred annuities, increasing the sales of this product. Group insurance products are issued to employers covering their employees and to associations covering their members.

     Jefferson-Pilot Communications Company (JP Communications) owns and operates three network television and fourteen radio broadcast stations and produces syndicated sports and entertainment programming. JP Communications' revenues originate principally from the sale of advertising and other related services through its television and radio stations.

     On October 6, 1995, JP acquired Alexander Hamilton Life Insurance Company of America and certain of its affiliates from a subsidiary of Household International, Inc. (HI). The acquisition was completed through a merger into a wholly-owned Michigan domiciled stock life insurance subsidiary of JP, which thereupon was renamed Alexander Hamilton Life Insurance Company of America (AH
Life). First Alexander Hamilton Life Insurance Company (FAHL), a New York stock life insurance company, was acquired on October 13, 1995. The acquisitions were effective October 1, 1995 and included substantially all of the life and single premium deferred annuity business of AH Life and FAHL. Certain product classes, including Credit Life and Accident and Health Insurance, Corporate-owned Life Insurance and Periodic Payment Annuities, were not acquired but were 100% reinsured back to affiliates of HI through coinsurance agreements. HI provided payment, performance, and capital maintenance guarantees to secure these reinsurance agreements and established trusts backing a majority of the assets, subject to annual requirements for solvency and capital adequacy. The purchase price was approximately $575 million paid as follows: $475 million plus accrued interest in cash and $50 million in newly-issued floating rate preferred stock of AH Life.
In addition, an outstanding surplus note of AH Life (which is classified as a liability in accordance with GAAP) was acquired from HI for $50 million plus accrued interest. The acquisition was financed through internal resources, borrowings of $187 million under a 364-day Credit Agreement dated October 4, 1995 and $127 million from the sale of Automatic Common Exchange Securities Due January 21, 2000, which are subject to exchange into shares of NationsBank Corporation common stock beginning 30 days prior to maturity.

     On May 31, 1995, JP acquired a majority of the life insurance and annuity business of Kentucky Central Life Insurance Company (KCL). The acquisition was accomplished through an assumption reinsurance agreement in which JP Life assumed noncash assets of $932 million and recorded liabilities of $1,096 million. Further participation options to be exercised by approximately 4,000 policyholders may result in adjustments to assets and liabilities assumed, as well as the Company's enhancement under the assumption reinsurance agreement. Currently, the Company has recorded approximately $78 million as an other liability relating to the pending resolution of the further participation option process. Policy reserves of approximately $116 million will be recorded if 100% of such policyholders elect participation. To the extent that such options are not exercised, the Company will refund policy amounts received plus interest thereon. Additionally, subsidies to policyholders by participating guaranty associations which are intended to mitigate against the unfavorable financial impact to policyholders of surrenders do not apply prior to February 1, 1996. After that time, the level of policyholder withdrawals may increase. The Company does not expect that either of these uncertainties will have a material impact on the Company's financial position or results of operations.

     JP's revenues are derived approximately 90% from Life Insurance, 8% from Communications, and 2% from parent company and other investments. The weightings have shifted more toward the Life Insurance segment during 1995 due to acquisitions. Consolidated revenues for 1995 include the results of the KCL assumption for the last seven months and for the AH Life acquisition for the last three months of the year.

     JP's Consolidated Net Income applicable to common shareholders was $273.0 million, $239.2 million, and $195.2 million in 1995, 1994, and 1993, respectively. 1993's results included a charge of $24.1 million to record the cumulative effect of adopting SFAS 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions". Excluding the initial effect of adopting SFAS 106, 1995's Net Income applicable to common shareholders increased 14.1%, and 1994's Net Income increased 9.1%. Excluding the results of discontinued operations from all years, income from continuing operations before cumulative effect of change in accounting principle increased 11.1% in 1995 and 9.7% in 1994.

     Included in Net Income are realized investment gains from sale of investments. JP's results before and after the realized investment gains were:
                                            1995     1994     1993
                                                 (In millions)
Income applicable to common shareholders
 before effect of initial application of
 SFAS 106 and realized investment gains:
Continuing operations                      $221.3   $191.0   $174.0
Discontinued operations                       2.2      9.2      8.0
Operating income                            223.5    200.2    182.0

Realized investment gains (net of
 applicable income taxes):
Continuing operation                         34.3     38.9     35.6
Discontinued operations                      15.2       .1      1.7
                                             49.5     39.0     37.3
SFAS 106                                       -       -      (24.1)
Net income applicable to common
 shareholders                              $273.0   $239.2   $195.2

     Income before investment gains (operating income) and the initial application of SFAS 106 increased 11.6% in 1995 and 10.0% in 1994. Income from continuing operations was 15.9% higher in 1995 and 9.8% higher in 1994.

     Investment gains for 1995 and 1994 relate primarily to securities that have been classified as "available for sale" since the adoption of SFAS 115. Sources of realized gains and (losses) from continuing operations for the last three years were:
                                            1995     1994     1993
                                                 (In millions)
Common stocks                              $ 62.9   $ 65.6   $ 32.8
Bonds and other debt instruments             (3.5)    (9.5)    16.8
Other                                       (10.9)     5.2      1.9
Subtotal                                     48.5     61.3     51.5
Less federal and state taxes                (14.2)   (22.4)   (15.9)

As reported                                $ 34.3   $ 38.9   $ 35.6

     JP holds a sizable portfolio of equity securities, which may continue to produce realized capital gains. JP also holds a portfolio of debt securities which, beginning in 1994, are partly categorized as "available for sale". The cost and fair value of these "available for sale" portfolios were:

                                            1995     1994     1993
                                                 (In millions)

Cost of equity securities held             $207.1   $290.4   $325.7
Fair value                                 $816.3   $718.0   $903.5
Amortized cost of "available for sale"
    debt securities                        $6,208   $1,692     N/A
Fair value                                 $6,458   $1,607     N/A

   JP has periodically reacquired shares of its stock and issued additional shares under incentive and option programs. The Company, through a 50% stock dividend, effected a 3-for-2 stock split to holders of record on December 8, 1995. All amounts shown are adjusted where appropriate to reflect this split. Changes in the Company's outstanding shares and the average shares outstanding were:
                                            1995     1994     1993
                                                 (In millions)

Shares outstanding, beginning of year       48.5     49.5     50.4
  Issued                                      -       0.3      0.1
  Purchased                                 (1.0)    (1.3)    (1.0)
  Stock dividend                            23.7      -        -
Shares outstanding, end of year             71.2     48.5     49.5

Average shares outstanding with 1994
  and 1993 restated to give effect
  to stock split                            71.7     73.0     75.4

Earnings per share were:
                                            1995     1994     1993
Income applicable to common shareholders
 before effect of initial application of
 SFAS 106 and realized investment gains:
   Continuing operations                   $ 3.09    $ 2.62   $ 2.31
   Discontinued operations                    .03       .13      .11
Operating income                             3.12      2.75     2.42

Realized investment gains
 (net of applicable federal
 and state income taxes):
   Continuing operations                      .46       .53      .47
   Discontinued operations                    .23       -        .02
                                              .69       .53      .49
SFAS 106                                       -        -       (.32)

Net Income                                 $ 3.81    $ 3.28   $ 2.59

     Earnings per common share increased 16.2% in 1995 and 26.6% in 1994. Earnings per common share excluding the effects of adopting SFAS 106 and net realized investment gains increased 13.5% in 1995 and 13.6% in 1994. The increase for both years was partly due to improved earnings and partly due to
the impact of share repurchases.   Earnings per common share from continuing
operations improved 12.7% in 1995 and 13.3% in 1994.

     JP's plan of operations focuses on growing revenues through internal expansion and acquisitions. Revenues increased 23.6% to $1,569 million in 1995 and 6.4% to $1,269 million in 1994. Excluding realized investment gains, revenues increased 26.0% in 1995 and 6.1% in 1994. 1995's increase was largely attributable to acquisitions. Premiums and considerations (excluding discontinued operations) increased 23.6% in 1995 to $810.0 million and 4.4% in 1994 to $655.3 million. Life and annuity premiums and considerations increased 55.7% in 1995 to $398.9 million and 6.3% in 1994 to $256.2 million. In 1995, a 37.2% increase was accomplished through the Company's acquisition strategy and an 18.5% growth through internal development. The internal growth in JP Life is attributable to the successful implementation of its Individual Life and Annuity and Investment Products business plans over the last two years. The Individual Life business plan focuses on improvement in the productivity of career life agents and on developing new relationships with independent producers. The Annuity and Investment Products business plan emphasizes growth through multiple distribution systems including financial institutions, independent agents, investment professionals, and broker/dealers. This focus on multiple distribution sources has resulted in growth in premium receipts from traditional products as well as universal life and annuity products (not including acquisitions) exceeding 13% in 1995 and 25% in 1994. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. Accident and health premiums increased 3.0% in 1995 to $411.1 million and 3.2% in 1994 to $399.1 million. Accident and health premium growth for such years was modest due to a moderation in the rate of medical inflation in the most recent two years and intense market competition.

      Net investment income grew 44.1% in 1995 to $540.8 million and 4.0% in 1994 to $375.2 million. In 1995, net investment income grew 3.7% without acquisitions. This growth occurred in spite of lower investment yields experienced during the three year period. Such decline is represented by the following table that presents Yield at Cost on bonds and mortgages:

                                            1995     1994     1993
          March 31                          8.12%    8.08%    8.95%
          June 30                           8.05     8.06     8.95
          September 30                      7.99     8.03     8.58
          December 31                       7.68     8.10     8.24

     Growth in investment income was achieved primarily by growth in invested assets arising from policyholder contract deposits related to universal life and annuity products. During 1995, policyholder contract deposits (excluding acquisitions) increased 17.5% to $2,169 million with annuities increasing 20.5% to $1,303 million. During 1994, these deposits increased 17.2% to $1,846 million, of which annuity funds comprised $1,081 million, an increase of 22.0%. Total policyholder deposits (including acquisitions) at year end were $10,781 million, of which $6,092 million were annuity funds.

     Revenues from the Communications segment declined 3.9% in 1995 due to the sale of assets of Jefferson-Pilot Data Services and increased 19.0% in 1994 to $172.5 million. Without inclusion of this entity in 1994 operating results, revenues increased 12.0% in 1995. Growth in both years was achieved as a result of acquisitions, market share increases, and a favorable economic environment. All of these events favorably influenced advertising receipts, the primary component of Communications revenues.

     Total benefits, claims, and expenses increased 29.0% in 1995 to $1,188.7 million and 4.4% in 1994 to $921.2 million. Without acquisitions, they increased 10.1% to $1,014.4 million in 1995. Life benefits and credits to policyholder accounts increased 13.9% in 1995 and 7.7% in 1994, reflecting the growth in life business in force. Accident and health benefits increased 6.9% in 1995 due to higher loss ratios, but only 1.1% in 1994 as growth in medical inflation and utilization were moderate in that year. Net life insurance expenses (after deferral of policy acquisition costs) increased 4.5% in 1995 due to increased life productions, and declined 3.1% in 1994 as the Company improved the economies of its Individual distribution systems. Cost of Communications operations declined 6.2% in 1995 due to the sale of Jefferson-Pilot Data Services and increased 20.7% in 1994 as a result of acquisitions of television and radio properties as well as costs associated with higher overall revenues.

     Operating income available to common shareholders (including discontinued operations but excluding net realized investment gains) increased 11.6% in 1995 to $223.5 million and 10.0% in 1994 to $200.2 million. In 1995, acquisitions contributed 9.6% growth and internal development 2.0%. 1995's results were impacted adversely by lower earnings on Group operations.

     Income taxes from continuing operations increased $7.7 million, or 6.6%, and $16.8 million, or 16.7%, in 1994. Effective tax rates were 33.0%, 33.9%, and 32.5% in 1995, 1994, and 1993. 1995's effective tax rate decreased because of recoveries and reductions of prior years' taxes. 1994's effective tax rate increased as a result of a reduction in the percentage of tax-favored investments.

                   OPERATING EARNINGS BY BUSINESS SEGMENT

     JP's continuing business segments include Life Insurance and Communications. Within the Life Insurance Segment, major product classes include Individual Life Insurance, Annuity and Investment Products and Group Insurance. Annuity and Investment Products are now shown as a separate product class because of growth in these products from acquisitions. Certain prior year amounts have been reclassified to break out results of Annuity and Investment Products. Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company, consolidation entries, and net realized investment gains are included in the "other" category. Currently, all corporate capital is allocated to the business segments.

     The following table illustrates operating income by segments and classes of products:
                                            1995     1994     1993
                                                 (In millions)
  Life Insurance:
     Individual life insurance             $118.8   $ 92.8   $ 90.7
     Annuity and investment products         41.5     31.4     26.4
     Group insurance                         37.7     44.2     41.1
                                            198.0    168.4    158.2
  Communications                             23.5     22.0     17.3
  Discontinued operations                     2.2      9.2      8.0
  Other                                      (0.2)     0.6     (1.5)

  Operating income applicable to
   common shareholders                      223.5    200.2    182.0
  Net realized investment gains              49.5     39.0     37.3
  Income before cumulative effect of
    change in accounting principle         $273.0   $239.2   $219.3

     Operating income from all business segments increased $23.3 million, or 11.6%, in 1995 and $18.2 million, or 10.0%, in 1994. Product lines contributing to the increase were:
                                              Increase (Decrease)
                                                 1995     1994
                                                 (In millions)
  Life Insurance:
    Individual Life Insurance                   $ 26.0   $  2.1
    Annuity and Investment Products               10.1      5.0
    Group Insurance                               (6.5)     3.1
                                                  29.6     10.2
  Communications                                   1.5      4.7
  Other                                           (0.8)     2.1
  Subtotal, before discontinued operations        30.3     17.0
  Discontinued operations                         (7.0)     1.2
  Total                                         $ 23.3   $ 18.2


                             LIFE INSURANCE

     The Life Insurance segment is comprised of operations conducted by the Individual Life Insurance, Annuity and Investment Products, and Group Insurance distribution systems, as follows.

Individual Life Insurance

     The Individual Life Insurance distribution systems offer a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and regional directors, home service agents, financial institutions, and individual health sales and service offices. Operating results were:

                           1995      1994      1993      1992      1991
                                       (In thousands)
Premiums and other
   considerations        $294,436  $188,921  $184,769  $172,138  $168,845
Net investment income     298,913   216,884   218,317   212,553   216,343
Other income                4,239     4,352     4,543     4,053     3,076
Total revenues            597,588   410,157   407,629   388,744   388,264

Policy benefits           309,753   211,166   202,960   193,645   194,031
Expenses                  111,666    61,189    70,949    74,695    72,711
Total benefits
 and expenses             421,419   272,355   273,909   268,340   266,742

Operating income before
  income taxes            176,169   137,802   133,720   120,404   121,522
Provision for income
  taxes                    57,350    45,030    43,004    33,824    33,728

Operating income         $118,819  $ 92,772  $ 90,716  $ 86,580  $ 87,794

     Individual Life operating income improved 28.1% in 1995 to $118.8 million and 2.3% in 1994 to $92.8 million. As a percentage of total revenues, operating income for the Individual Life Insurance unit was 19.9% in 1995 (22.1% without acquisitions), 22.6% in 1994, and 22.3% in 1993. 1995's results were favorably influenced (especially during the fourth quarter) by acquisitions, improved mortality, and earnings on increased policyholder contract deposits. 1994's results improved on the strength of expense savings. Expenses represented 18.7% of total revenues in 1995, 14.9% in 1994, and 17.4% in 1993. Without acquisitions, 1995's expense ratio is 15.9%. Effective tax rates are 32.6% for 1995, 32.7% for 1994, and 32.2% for 1993. These effective rates have increased over 1992 because of the Company's emphasis on holding a greater percentage of its investments in fully-taxable securities.

     Premiums and other considerations increased 55.9% in 1995 and 2.2% in 1994. 1995's increase is reflective of the Company's strategy to achieve growth through new distribution sources as well as acquisitions. Without acquisitions, premiums and considerations increased 6.7% in 1995. Policy benefits increased 46.7% in 1995 (2.7% without acquisitions) and 4.0% in 1994. Exclusive of acquisitions, death benefits in 1995 were 7.2% higher than the prior year with a 14.3% increase in face amount of insurance in force. In 1994, death benefits increased 9.7% while insurance in force increased 11.3%. Expenses increased 82.5% in 1995 (10.5% without acquisitions) but declined 13.8% in 1994. 1995's increase is primarily related to acquisitions and growth of existing business. The decline in 1994 occurred through improved economies in the career and home service distribution channels and as a result of the increase in the proportion of expenses related to new business sales, and thus deferred.

     Individual premiums and receipts for policyholder accounts were:

                                               1995     1994     1993
                                                   (In millions)
First year life insurance premiums            $119.3  $ 43.3   $ 29.0
Renewal and other life insurance premiums      263.2   169.2    165.7
Accident and health                             24.2    27.6     28.3
                                              $406.7  $240.1   $223.0

     First year life insurance premiums grew 175.6% in 1995 and 49.3% in 1994. Without acquisitions, first year premium receipts are up 69.2% in 1995 as the Company continued to implement its business plan.

     Individual life insurance written (as measured by face amount) increased 44.2% in 1995 to $5,343 million (28.5% without acquisitions) and 48.7% in 1994 to $3,706 million. Sales gains in 1995 were a result of an 89% growth in independent agents' production, and in 1994 were due to improved productivity in the career agency force (up 20%) and an increase in independent agents contracted which resulted in sales increasing 243%.

Annuity and Investment Products

     Recognizing the significant market for retirement products, Annuity and Investment Products are shown as a separate product line this year with comparable amounts for the previous four years. With the acquisition of AH Life, these products are significant and a separate discussion enhances the reader's comprehension of JP's results. Annuity and investment products are offered through financial institutions, independent agents, career agents, investment professionals, and broker/dealers. Operating results were:

                            1995     1994      1993      1992      1991
                                       (In thousands)
Premiums and other
   considerations        $ 49,424  $ 14,815  $ 11,331  $ 10,094  $  9,399
Net investment income     185,861   104,213    92,803    91,924    82,891
Other income                    0         0         0         0         0
Total revenues            235,285   119,028   104,134   102,018    92,290

Policy benefits           158,388    63,886    57,638    53,158    51,241
Expenses                   15,280     8,392     7,552     6,311     6,091
Total benefits
 and expenses             173,668    72,278    65,190    59,469    57,332

Operating income before
  income taxes             61,617    46,750    38,944    42,549    34,958
Provision for income
  taxes                    20,157    15,277    12,524    11,953     9,702

Operating income         $ 41,460  $ 31,473  $ 26,420  $ 30,596  $ 25,256

     Operating income improved 31.7% in 1995 and 19.1% in 1994. Without acquisitions (which are included for only three months in 1995), operating income would have been 5.2% higher in 1995. Annuity funds on deposit increased 462.8% to $6,092 million (20.4% to $1,303 without acquisitions) in 1995 and 22.0% to $1,081 in 1994.

Fixed annuity receipts for policyholder accounts are illustrated below (in millions):
                                       1995     1994      1993

Annuity receipts                      $379.7   $250.0    $174.7

     Annuity receipts were up 51.9% in 1995 (20.4% without acquisitions) and 43.1% in 1994.

Group Insurance

     The Group Department is a Southeastern and Southwestern-focused provider of a wide range of Group insurance products for employers and their employees. It offers conventionally insured and alternatively funded medical benefits as well as a variety of life, disability income, dental, and retirement plans. Operating results were:

                            1995      1994      1993      1992      1991
                                         (In thousands)
Premiums and other
  considerations          $466,180  $451,566  $431,504  $432,154  $434,684
Net investment income       46,912    44,921    43,396    42,588    40,685
Other income                  -         -          308       358       503
Total revenues             513,092   496,487   475,208   475,100   475,872

Policy benefits            374,155   352,810   341,126   350,306   360,577
Expenses                    83,181    78,040    73,785    70,112    69,426
Total benefits
  and expenses             457,336   430,850   414,911   420,418   430,003

Operating income before
  income taxes              55,756    65,637    60,297    54,682    45,869
Provision for income
  taxes                     18,046    21,422    19,191    15,270    12,714
Operating income          $ 37,710  $ 44,215  $ 41,106  $ 39,412  $ 33,155

Premiums and premium
  equivalents             $760,313  $748,015  $704,310  $728,795  $686,463

     Group operating income declined 14.7% in 1995 but improved 7.6% in 1994. As a percentage of Premiums and other considerations, operating income for the Group Department was 8.1% in 1995, 9.8% in 1994, and 9.5% in 1993. Group life results improved during 1995 due to improved mortality costs, whereas 1994's life results were lower due to adverse mortality experience. Health results improved 19.9% in 1994 but declined 23.4% in 1995 due to higher loss ratios among conventionally-insured coverages and adverse experience in long-term disability claims in certain industries, as indicated by the following chart:

                                           1995     1994    1993
                                                (In millions)
       Operating income:
       Group life                         $ 11.8   $ 10.4  $ 12.9
       Group health                         25.9     33.8    28.2
                                           $37.7   $ 44.2  $ 41.1

     Premiums and equivalents, which include the equivalent premiums on cases administered on an uninsured basis, increased 1.6% in 1995 and 6.2% in 1994. 1995's growth was affected by premium concessions to encourage clients to adopt managed care arrangements. 1994's growth was favorable as the Company sold more new managed care cases. Policy benefits on fully-insured coverages increased 6.0% in 1995 and 3.4% in 1994. Death benefits in 1995 were 0.9% higher at $53.4 million and were 10.6% higher in 1994 at $52.9 million. The Group Department experienced unusually high mortality in 1994, particularly in its large case business, with improvement noted in 1995. Expenses increased 6.6% in 1995 and 5.8% in 1994. The majority of the increases were attributable to managed care costs, network access fees, and other expenses that were passed through to customers. Such expenses increased as a result of more widespread use of managed care provider networks.

                              COMMUNICATIONS

     JP Communications operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                              1995      1994      1993      1992      1991
                                             (In thousands)
Communications
    revenues               $165,815  $172,501  $144,961  $129,734  $125,045

Operating costs             113,394   120,833   100,100    93,561    92,334
Depreciation and
  amortization                9,142    10,139    10,757     8,303     9,642
General expenses              4,269     5,297     6,522     3,608     5,046
 Total expenses             126,805   136,269   117,379   105,472   107,022

Operating income before
   income taxes              39,010    36,232    27,582    24,262    18,023

Provision for income taxes   15,415    14,246    10,247    10,093     7,696

Operating income           $ 23,595  $ 21,986  $ 17,335  $ 14,169  $ 10,327

     Operating income from the Communications segment increased 7.3% in 1995 and 26.8% in 1994. In early 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. (JPDS) were sold for aggregate consideration approximating $33 million. Operating income of JPDS of $1.3 million in 1995, $2.6 million in 1994, and $2.0 million in 1993 is included in the Communications segment. Earnings on sale proceeds of JPDS are included in the "other" segment for 1995. Excluding JPDS, operating income increased 15.0% in 1995. 1995's increase in core broadcasting earnings is attributable to both television and radio properties, as well as refunds of federal income taxes and related interest. 1994's increase is attributable to: market share increases, particularly among radio properties; a favorable sales environment in the broadcast media business; acquisitions in new and existing markets; and increases in sports production business.

     Revenues declined 3.9% in 1995 and improved 19.0% in 1994. During 1995, television revenues improved 10.1%, radio 5.8%, and sports and entertainment 22.5%. Despite the decline in political revenues from 1994, television benefitted from strong market growth and improved revenue shares in several key markets as well as the addition of sports programming. Radio experienced strong growth in all markets, but this gain was partially offset by a decline in market share in two major markets due to increased competition. During 1994, television revenues improved 22.6%, radio 29.9%, and sports and entertainment 58.9%. Television improved as a result of acquisition activity, political advertising, and improved economic conditions. Radio benefitted from very favorable advertising conditions, acquisitions, and improved market shares. The majority of the sports and entertainment increase was related to special sports programming events occurring during 1994.

     Total expenses, as a percentage of revenues, improved to 76.5% in 1995 versus 79.0% in 1994 and 81.0% in 1993. This favorable trend resulted from higher sales associated with improved market shares and a strong business environment, as well as special sports programming events.

     Effective tax rates (including both federal and state income taxes) of 39.5% in 1995, 39.3% in 1994 and 37.1% in 1993 were influenced favorably by refunds of Federal income taxes.

                      DISCONTINUED OPERATIONS AND OTHER

     Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JPF&C) and Jefferson-Pilot Title Insurance Company (JP Title).
These subsidiaries formerly comprised the "Other insurance" segment. On December 23, 1994, JP agreed to sell the stock of JPF&C for cash of $55 million and recorded a gain on sale of $16.4 million in 1995. Prior to sale, JP received a dividend in partial liquidation of $36.2 million. JP Title was sold during the fourth quarter of 1994 for a small gain. Earnings on proceeds from sale of these subsidiaries are included in the "other" segment for 1995.

     The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Operating income attributable to Discontinued Operations declined to $2.2 million, as they were only included for a portion of the year, but increased 16.2% in 1994 to $9.2 million. Gain on disposal of these companies included $3.0 million from sale of investments prior to closing.

Other

     Operating results categorized as "other" include earnings on investments held in the parent company and passive investment subsidiaries, as reduced by expenses of the Corporation and financing costs. These results improved in 1995 due to earnings on cash sales proceeds of discontinued operations, offset by acquisition financing costs of $5.2 million (for three months), and in 1994 due to a reduction of expenses associated with shareholder litigation and income from options written on equity securities totaling $2.5 million.

      CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     JP's resources are primarily represented by investments related to its Life Insurance segment, properties, and other assets used in its Life Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

     Total assets were $16,478 million and $6,140 million at December 31, 1995 and 1994 - an increase of $10,338 million, or 168.4%. Primary sources for asset growth were acquisitions ($9,400 million), increases in policyholder contract deposits ($323 million), net borrowings ($338 million), and cash provided by operating activities. These sources were offset by cash dividends paid to shareholders ($89.3 million) and net acquisitions of JP shares ($52 million). Asset values also increased due to changes in market values of assets held in the "available for sale" category. These increases were the result of decreases in market interest rate yields and transfers of certain held to maturity securities to the available for sale designation.

     The Life Insurance segment defers the costs of acquiring new business including commissions, certain costs of underwriting and issuing policies, and certain agency office expenses. Such amounts deferred were $353.4 million and $329.1 million at December 31, 1995 and 1994, an increase of $24.3 million.

     Additionally, JP recorded Value of Insurance in Force at fair value of $548.5 million in conjunction with the assumption from KCL and acquisition of AH Life. This asset represents the actuarialy-determined present value of future gross profits for the businesses acquired, discounted at a risk-adjusted rate of return. Value of Insurance in Force is amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the business. During 1995, the balance was reduced by $26.5 million for net amortization, $1.2 million for the effect of realized investment gains, and $39.4 million for the effect of unrealized investment gains.

     Goodwill (representing the cost of acquired businesses in excess of fair value of net assets) of $69.2 million and $28.1 million at December 31, 1995 and 1994 relates to acquisitions of AH Life and communication properties and is being amortized over periods ranging from 5 to 40 years, with a dollar-weighted average amortization period of approximately 25 years. Goodwill as a percentage of shareholders' equity was 3.2% and 1.6% at December 31, 1995 and 1994.

     Carrying amounts of Goodwill, Value of Insurance in Force, and Deferred Policy Acquisition Costs are regularly reviewed for indications of value impairment with consideration given to the financial performance of acquired properties, future gross profits of insurance in force, and other relevant factors.

     At December 31, 1995, JP had recorded reinsurance receivables of $1,404.3 million and policy loans of $828.5 million which are related to the businesses of AH Life not acquired by JP. These businesses are 100% coinsured to HI, which has provided payment, performance, and capital maintenance guarantees with respect to the balances receivable.

Capital Resources

     JP's financial strength is among the highest of its peer companies. Consolidated shareholders' equity was $2,156 and $1,733 million at December 31, 1995 and 1994. Shareholders' equity includes net unrealized gains on securities available for sale of $526.7 million and $230.8 million at December 31, 1995 and 1994. The Company adopted SFAS 115 as of January 1, 1994, as described in Note 3 to the Consolidated Financial Statements. This resulted in a net increase in shareholders' equity on that date of $101.4 million.

    JP considers existing capital resources to be more than adequate to support the current level of its business activities. The Company's business plan places priority on redirecting certain capital resources now invested in bonds and stocks into its core businesses, which businesses would be expected to produce higher returns over time. As part of its plan to use its capital resources effectively, the Company may continue to purchase its own common stock from time to time. Management believes that acquisitions and other strategic opportunities can be funded using a prudent balance of capital and debt financing.

    Long-term debt outstanding was $137.1 million at December 31, 1995. In the fourth quarter, the Company filed a shelf registration statement for $300 million of debt securities. In December 1995, the Company completed a public offering of 1,815,000 unsecured Automatic Common Exchange Securities Due January 21, 2000 (ACES). Annual interest of 7.25% is payable quarterly in arrears. Net proceeds of $127.6 million were used to repay short-term borrowings incurred in connection with the acquisition of AH Life. At maturity, or within the prior thirty days, the Company will exchange the ACES into shares of NationsBank Corporation common stock or equivalent cash, as more particularly described in Note 6 to the Consolidated Financial Statements. While it has made no commitments for obtaining additional financing, the Company may issue additional long-term debt securities to finance acquisitions or for other corporate purposes. The Company is also obligated under a variable rate note with an outstanding balance of $5.56 million collateralized by an investment property and equipment.

     Short-term debt outstanding was $230 million and $29.4 million at December 31, 1995 and 1994. During 1995 and 1994, the Company utilized uncommitted bank lines of credit to manage parent company cash flows. In October 1995, the Company replaced uncommitted bank lines with a 364-day unsecured revolving credit agreement, which was placed with a commercial bank syndicate, in the amount of $450 million. Proceeds are to be used for funding a portion of the acquisition of AH Life and for general corporate purposes. Interest rates of borrowings under the revolving credit agreement either are selected by the Company by competitive bids from the syndicate banks or, at the Company's option, are established at a level using the London Interbank Borrowing Rate as a base. The maximum amounts outstanding at any time under the revolving agreement and uncommitted bank lines were $390 million in 1995 and $90 million during 1994.

     During 1995 and 1994, the Company sold U.S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrange-ments. The maximum amount outstanding during 1995 and 1994 was $264.7 million and $266.8 million. Underlying securities collateralizing open repurchase agreements at year-end were $196 million at fair value and $188 million at amortized cost for 1995, and $266 million at fair value and $273 million at amortized cost for 1994.

     JP's capital adequacy is illustrated by the following table:
                                    1995    1994    1993    1992    1991
                                                (In millions)

Total assets                     $16,478  $6,140  $5,641  $5,257  $4,945
Total shareholders' equity        $2,156  $1,733  $1,733  $1,668  $1,544
Ratio of shareholders' equity
 to assets                         13.1%   28.2%   30.7%   31.7%   31.2%

     The Company's ratio of capital to assets declined during 1995 as a result of acquisitions and internal growth, and in 1994 due to growth in policyholder contract deposits as well as securities sold under repurchase agreements which are accounted for as financing arrangements.

     JP considers the capital requirements of its business segments in determining the level of capital available for strategic development. The Life Insurance segment, which employs the larger level of required capital, is subject to regulatory constraints. Capital employed in the life insurance companies is measured in accordance with statutory accounting practices (SAP) which differ from generally accepted accounting principles (GAAP). The bases for valuation of GAAP assets and liabilities are described in Note 1 to the Consolidated Financial Statements. The life companies have not previously ceded business under "surplus relief" reinsurance arrangements nor has statutory capital and surplus been enhanced by any transaction or item that is either not included in GAAP shareholders' equity or eliminated in the preparation of the Company's Consolidated Financial Statements.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) levels for life insurers. RBC requires the maintenance of minimum levels of statutory capital and surplus based on formulas related to investment credit risk, insurance risk, interest rate risk, and general business risk. For purposes of determining compliance with this new requirement, JP Life and AH Life compare minimum capital requirements (authorized control level) with adjusted statutory capital (includes statutory capital and surplus, asset valuation reserves, and other adjustments). Regulatory authorities require that life insurers maintain adjusted capital and surplus positions up to twice the authorized control level. Each of these subsidiaries currently hold surplus levels substantially in excess of amounts needed to comply with regulatory requirements.

     JP Life and AH Life have been assigned the following ratings by the following agencies:

                                          JP Life        AH Life
     A.M. Best                              A++            A+
     Standard & Poor's (claims paying)      AAA            AAA
     Duff and Phelps                        AAA            AAA
     Moody's                                Aa2            Aa3

     JP management believes that the ratings assignments are a result of its overall capital position, stability of life insurance earnings, high quality investment portfolio, and competitive position within the market.

     In managing its capital position, JP measures required capital for each of its major product lines in a manner similar to methods utilized by regulatory authorities for risk-based capital requirements. Capital is allocated to product lines in amounts which management believes are prudent and necessary to cover all risks inherent in the book of business. Management also focuses on investment quality and other indications of capital adequacy, such as operating leverage, capital and surplus ratios, and the ratio of higher risk assets as a percentage of statutory capital and surplus. Management believes that these ratios are more conservative than those prevailing in the life insurance industry.

Liquidity

     JP's liquidity requirements are met primarily by cash flows from the operations of JP Life, AH Life and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Life Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

      Net cash provided by operations on a consolidated basis was $320.8 million, $142.1 million, and $186.2 million for 1995, 1994, and 1993. Cash flows provided from increases in policyholder contract deposits were $358.7 million, $244.1 million, and $174.5 million in 1995, 1994, and 1993. Net proceeds from short-term borrowing and securities sold under repurchase agreements were $129.9 million, $256.5 million, and $39.7 million in 1995, 1994, and 1993. These sources of funds were used to purchase net investments of $720.5 million, $513.9 million, and $399.5 million, pay dividends to shareholders of $89.3 million, $81.8 million, and $76.0 million, and to make net acquisitions of shares outstanding of $52.4 million, $55.7 million, and $48.9 million in 1995, 1994, and 1993.

     Primary sources of cash from its Life Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash include payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, income taxes, and investment purchases.

     Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses, and income taxes.

     Cash dividends paid to the parent company from its subsidiaries were $133.7 million in 1995, $128.0 million in 1994, and $102.8 million in 1993.
JP Life has been the primary source of dividends. JP Life is subject to North Carolina laws and AH Life is subject to Michigan laws. Both states limit the amount of dividends that may be paid without first obtaining the approval of the State's Insurance Commissioner. On a statutory basis, 1995 total dividends from JP Life to the parent company of $423.7 million include an extraordinary dividend representing shares in a former JP Life subsidiary, whose holdings at year-end included approximately four million shares of NationsBank common stock. Because of this dividend and extraordinary dividends paid by AH Life prior to its acquisition, any dividends by either company prior to the fourth quarter of 1996 will require regulatory approval. The first quarter 1996 dividend of $30.0 million from JP Life was approved and paid. No common stock dividends from AH Life are planned for 1996.

     Dividend payments on the $50 million floating rate preferred stock issued to HI also require advance approval prior to October 2, 1996, and all interest payments on the $50 million surplus note held by a JP subsidiary also require advance approval. The first quarter 1996 payments were approved.

     Cash and short-term investments were $122.5 million and $22.8 million at December 31, 1995 and 1994. Additionally, debt and equity securities held by the parent company and nonregulated subsidiaries with carrying amounts of

$391.7 million and $188.0 million at December 31, 1995 and 1994 are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at December 31, 1995 were $7,321.0 million.

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

     Cash flows from operations are invested primarily in fixed income securities, including publicly-issued bonds, privately-placed notes and bonds, and commercial mortgage loans. The nature and quality of the various types of investments held by insurance subsidiaries must comply with the statutes and regulations imposed by the states in which they are licensed.

     JP held the following carrying amounts of investments at each of the dates reported:
                               Dec. 31, 1995  %        Dec. 31, 1994  %
                                       (Dollars in millions)

Publicly-issued bonds          $ 7,846      59%        $ 2,564      49%
Privately-placed bonds           2,081      15             961      18
Commercial mortgage loans        1,050       8             681      13
Common stock                       826       6             670      13
Policy loans                     1,152       9             206       4
Preferred stock                     96       1              69       1
Real estate                         77       1              31       1
Cash, other invested assets        163       1              61       1
Total                          $13,291     100%        $ 5,243     100%

     Privately-placed bonds and commercial mortgage loans have decreased as a percentage of invested assets due to acquisitions. Near-term strategies include identification of fixed income market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality, and yield requirements. As a result, the Company anticipates that private placement and commercial mortgage loan production will increase these categories as a percent of total assets as they did in 1995 before the acquisitions. Common stocks, as a percent of total assets, have declined due to acquisitions and transfers to Separate Accounts for Company-sponsored pension plans. The Company will continue to hold common stock as an investment of corporate capital and surplus to enhance the long-term value of the Company and to provide opportunities for tax efficient portfolio management strategies; however, the percentage of common stocks will likely decline as new cash flows from policyholder account balances are invested in fixed interest securities.

     JP's Investment Policy Statement requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "Aa3", excluding mortgage loans. The Policy Statement also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The Company monitors investments which are considered to be "higher risk" for compliance with the Investment Policy Statement and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows. Additionally, the Company carries a reserve for nonspecific losses attributable to the mortgage portfolio. Other investments are carried at the lower of cost or net realizable value, as appropriate.

     Carrying amounts of investments categorized as "higher risk" assets were, at year-end:
                                           1995      %       1994      %
                                                (Dollars in millions)
Bonds near or in default                $   12.5    0.1%   $   -       -
Bonds below investment grade               443.0    3.3      122.3    2.3
Mortgage loans 60 days delinquent
  or in foreclosure                          8.3    0.1        0.9     -
Mortgage loans restructured                 17.7    0.1       13.5    0.3
Foreclosed properties                        4.2     -         7.8    0.2
   Subtotal, "higher risk assets"          485.7    3.6      144.5    2.8

All other investments                   12,804.9   96.4    5,098.9   97.2

Total cash and investments             $13,290.6  100.0%  $5,243.4  100.0%

     The Company's investment guidelines allow investments in below investment grade bonds up to a level which is specifically authorized by the Finance Committee. In making acquisitions of this nature, the Company attempts to identify well structured private placements offering enhanced yields. Also, the highest tier of public noninvestment grade bonds which have the potential to be upgraded ("crossover credits") are considered for acquisition. Due to the acquisition of AH Life, below investment grade bonds exceed the prior year as a percentage of total assets. It is expected that this percentage will decline as new purchases are concentrated in investment grade securities. The Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

     While the Company's investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments, JP has not historically employed such instruments to alter investment or liability positions. AH Life has limited involvement with derivative financial instruments and has not previously used them for trading purposes, but generally to manage well-defined interest rate risks. Interest rate swaps with a notional value of $125 million are open as of December 31, 1995, termination of which at current interest rates would result in an insignificant settlement payment. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

     During 1995 and 1994, JP sold call options on selected common stock holdings classified as "Available for Sale" to reduce the market risk of these equities and as an additional source of investment returns. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. The Company's Investment Policy

Statement authorizes an investment up to $50 million in trading securities shares for the primary purpose of writing covered call options to enhance returns from option premiums, market appreciation, and dividends received. Option premiums received under this program are recorded as investment income together with realized and unrealized gains on the portfolio. Considerations received for both programs were $10.9 million in 1995 and $4.9 million in 1994. As discussed in the Liquidity section, the Company sold securities under repurchase agreements as an asset/liability management strategy.

     JP held the following Collateralized Mortgage Obligations (CMO's) at year-end:
                                                  1995       1994
                                                  (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's                 $1,856.1   $ 366.8
   Corporate private-labeled CMO's                640.4      87.0
Held to maturity, at amortized cost:
   Federal agency issued CMO's                     -        509.7

Total                                          $2,496.5   $ 963.5

     The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. CMO holdings consist predominantly of the least volatile Planned Amortization Classes and sequential tranches of federal agency issuers. During 1994, the Company liquidated its holdings of mortgage pass-through securities and reinvested the proceeds into less volatile CMO's with longer durations. Due to the high quality and liquid nature of these investments, the Company believes that the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.

     In October 1995, the Financial Accounting Standards Board (FASB) announced that reporting entities would be allowed an opportunity to reassess the appropriateness of the classification of all securities held. Subsequent guidance indicated that reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. In response, the Company transferred certain securities between the "held to maturity" (HTM) category and the "available for sale" (AFS) category as shown below:

         Transfers from HTM to AFS at fair value      $633.0 million
         Transfers from AFS to HTM at fair value      $392.8 million

     Prior to the reclassifications, JP generally classified approximately 50% of its bond portfolio as AFS; after the above reclassifications, the Company expects that approximately 60% of its bond portfolio will be classified as AFS.

Asset/Liability Management

     The asset/liability management process focuses primarily on the management of interest rate risk. One measure of this risk is a comparison of asset and liability durations. Duration measures the sensitivity of asset and liability values to changes in interest rates. JP monitors the duration of insurance liabilities for comparison to the duration of assets backing the insurance lines. Responsibility for monitoring interest rate risk lies with the Company's Asset/Liability Management Committee, which is made up of Finance, Investment, and Actuarial senior management. This group is charged with continually monitoring and refining the Company's position in an attempt to prudently balance profitability and risk for each insurance line and for the Company in the aggregate.

     Separate asset portfolios have been established for each insurance line. Various modeling and analytical systems are employed in analyzing the assets and liabilities which make up each of these lines. Option-adjusted liability durations have been developed using stochastic actuarial projections of liability cash flows. In addition, the Investment Department's models measure the assets' effective duration and produce other analytical measures necessary for portfolio management. JP considers the duration match for the respective portfolios as well as total assets and liabilities. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management intends that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permissible for the noninterest sensitive (traditional) portfolios. At December 31, 1995 and 1994, 75.4% and 39.7% of life insurance invested assets at amortized cost were held for interest-sensitive portfolios and 24.6% and 60.3% were held for traditional portfolios and corporate capital and surplus.

      EXTERNAL TRENDS, ECONOMIC FACTORS AND ACCOUNTING PRONOUNCEMENTS

     JP operates largely in the U. S. Financial Services market, which is subject to general economic conditions in the U.S. Over the past several years, these conditions have exhibited signs of gradual improvement and slow growth. Recent trends which have affected the Company include: rising bond and stock prices caused by secular declines in interest rates; increased levels of mergers, consolidations and reorganizations; and moderate increases in health care utilization and inflation as a result of increased emphasis on managed care arrangements.

     Growth of life and health insurance sales continues to be slow for most insurance companies due to changing demographics and inefficient distribution systems. A slowing economy and increased competition from banks, mutual funds, and other financial institutions for investable consumer dollars also suppressed premium growth over the last two years. The Company believes that it has experienced growth at a rate greater than the overall industry because of acquisitions, its strong financial position, and efforts to increase distribution sources.

Inflation and Interest Rate Risks

     Interest rates have varied in response to concerns for inflationary pressures in the U.S. economy. During 1995, ten year U.S. Treasury rates declined approximately 225 basis points. In 1994, the Federal Reserve raised interest rates significantly out of a concern for inflationary pressures. Since JP's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate declines during 1995 and increases during

1994 contributed to the increase in unrealized gains on securities available for sale, net of deferred taxes of $295.9 million and the decrease in 1994 of $202.1 million. Interest rate changes can affect the Company's net worth either positively or negatively since fixed income securities available for sale are recorded at fair values but corresponding liabilities are not adjusted to fair values.

     The Company's recent growth in assets and liabilities is largely attributable to increases in interest-sensitive products. Because JP earns profits on the basis of investment spreads, changes in interest rates may also affect results of operations. In a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain the spreads on its interest sensitive portfolio of insurance products. Durations of the Company's assets and liabilities may also be adversely impacted by changes in interest rates.

     To protect against the negative impact of interest rate risk, JP focuses on measuring option-adjusted durations of its assets and manages the risk of mismatch between assets and liabilities. The Company also adjusts interest crediting rates, at least on an annual basis, to reflect the yield of its investment portfolio and assumptions for pricing and profitability.

     Medical inflation and utilization of medical services affects the profitability of health products offered through the Individual and Group distribution systems. In the event that premium rates are not adjusted in anticipation of medical trends, profitability of health insurance products may be adversely affected.

Environmental Liabilities

     JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate, property and casualty and Communications subsidiaries. The Company's actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

Mergers, Acquisitions and Consolidations

     The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations, and sales of certain business lines. These consolidations have been driven by a need to reduce costs of distribution and maintenance of business in force. Additionally, increased competition, health care reform, regulatory capital requirements, and technology costs have also contributed to the level of consolidation in the industry. These forces are expected to continue as is the level of industry consolidation.

Regulatory and Legal Environment

     Currently, prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for the Company; however, it is not expected that such changes would critically impact the Company's statutory capital requirements.

     The number of insurance companies that are under regulatory supervision has resulted, and is expected to continue to result, in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in most states. The Company has accrued for expected assessments net of estimated future premium tax deduductions.

     In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. JP is involved in various legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation with certainty. It is possible that results of operations in a particular period could be materially affected by certain legal proceedings. Based on consultation with the Company's legal advisers, management does not believe that resolution of pending legal proceedings will have a material adverse effect on the Company's financial position or liquidity.

Accounting Pronouncements

     SFAS 114 "Accounting by Creditors for Impairment of a Loan" was effective for the Company's 1995 consolidated financial statements. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price, or the fair value of the underlying collateral. The Company adopted SFAS 114 during the first quarter of 1995, and the effect of adoption did not have a material impact on results of operations.

     JP adopted the provisions of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. This statement applies to equity securities having readily-determinable fair values as well as debt securities and requires classification of securities as: 1) securities held to maturity stated at amortized cost; 2) trading securities at fair value with unrealized gains and losses reflected in income currently; or 3) securities available for sale stated at fair value with unrealized gains and losses, net of deferred income tax effect, included in a separate component of stockholders' equity.

     In connection with the adoption of SFAS 115, the Company classified debt securities that it has both the positive intent and ability to hold until maturity as held to maturity. Other debt securities and all holdings of equity securities were classified as available for sale. At adoption, approximately 53% (at amortized cost) of the Company's debt securities were classified as available for sale and 47% as held-to-maturity. The adjustment to available for sale debt securities and parent company equity securities increased shareholders' equity by $101.4 million as of January 1, 1994.

     In March 1995, the FASB issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets, and certain identifiable intangibles to be disposed of. The statement will be effective for the Company's 1996 consolidated financial statements. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The statement requires that such assets be carried at the lower of carrying value or fair value, less cost to sell, and that impairment losses resulting from its application be reported in the period in which the recognition criteria are first met. The Company has not yet completed its analysis of the effects, if any, that initial application of SFAS 121 might have on its consolidated financial statements.

     In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation", which will also be effective in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and allows entities to continue to measure compensation cost for those plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees", or to adopt a fair value-based measurement method. Entities that do not elect to adopt a fair value-based method are required to make proforma disclosures of net income and income per share as if the fair value-based method had been applied. Such proforma amounts are likely to be less than the corresponding amounts presented in future statements of net income if the APB 25 method is continued. The Company has not yet decided whether to adopt the fair value-based measurement method described in SFAS 123.

Item 8.  Financial Statements and Supplementary Data

           MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA

               Jefferson-Pilot Corporation and Subsidiaries
                  (In Thousands Except Per Share Information)

                                                      1995
                                       March      June    September  December
                                         31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                         $315,237  $328,862  $381,580  $543,737
Benefits and expenses                  238,213   254,658   282,499   413,284
Provision for income taxes              25,152    23,083    33,649    43,565
Income from continuing operations     $ 51,872  $ 51,121  $ 65,432  $ 86,888
Discontinued operations, net
  income taxes                           5,133    13,408         0         0
Dividends on preferred stock                 0         0         0       857
Net income applicable to common
   shareholders                       $ 57,005  $ 64,529  $ 65,432  $ 86,031
Per share of common stock             $    .79  $    .90  $    .92  $   1.21

                                                       1994
                                        March     June    September  December
                                         31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                         $307,248  $314,466   $312,455  $334,640
Benefits and expenses                  228,067   228,615    225,892   238,633
Provision for income taxes              26,782    29,569     29,659    31,696
Income from continuing operations $ 52,399 $ 56,282 $ 56,904 $ 64,311 Discontinued operations, net of
  income taxes                           1,865     2,088      1,895     3,493
Net income applicable to common
   shareholders                       $ 54,264  $ 58,370  $  58,799  $ 67,804
Per share of common stock             $    .74  $    .80  $     .81  $    .93

                                                       1993
                                        March     June    September  December
                                         31        30         30        31
Revenues, including net investment
  income and realized gains on
  investments                         $293,736  $293,298  $ 289,564  $315,815
Benefits and expenses                  224,040   220,846    213,025   224,079
Provision for income taxes              21,779    23,579     26,105    29,436
Income from continuing operations $ 47,917 $ 48,873 $ 50,434 $ 62,336 Discontinued operations, net of
  income taxes                           2,018     3,368      2,040     2,295
Accumulated postretirement benefit
  obligation, net                       24,109        0          0         0
Net income applicable to common
   shareholders                       $ 25,826  $ 52,241  $  52,474  $ 64,631
Per share of common stock             $    .34  $    .69  $     .69  $    .87

     Per share information has been restated for the 1995 stock split.

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries as of December 31, 1995 and for the three-month period then ended, which are included in the accompanying 1995 consolidated financial statements. The consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries reflect total assets and revenue constituting 53% and 9%, respectively, of the related consolidated totals for 1995. The consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion for 1995, insofar as it relates to the amounts included for Alexander Hamilton Life Insurance Company of America and subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors referred to above provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As disclosed in the notes to consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994 and changed its method of accounting for postretirement benefits other than pensions in 1993.




                                                  McGLADREY & PULLEN, LLP

Greensboro, North Carolina
February 6, 1996

Jefferson-Pilot Corporation and Subsidiaries

Consolidated Balance Sheets
Dollar Amounts in Thousands Except Per Share Information

                                                        December 31,
ASSETS                                            1995              1994

Cash and investments (Note 3):

Cash and cash equivalents                  $     122,474        $    22,774
Debt securities available for sale,
   at fair value (amortized cost
   1995 $6,208,347; 1994 $ 1,691,974)          6,458,209          1,606,865
Debt securities held to maturity,
   at amortized cost (fair value
   1995 $3,648,539; 1994 $1,798,135)           3,527,404          1,940,046
Equity securities available for sale,
   at market value) cost 1995 $207,128;
   1994 $290,370)                                816,344            718,023
Equity securities trading portfolio,
   at market value (cost 1995 $45,868)            46,406               -
Mortgage loans on real estate                  1,049,464            680,625
Policy loans                                   1,151,947            206,361
Real estate, less accumulated depreciation
   1995 $21,179; 1994 $21,160                     76,646             30,888
Other investments                                 41,705             37,861

Total cash and investments                    13,290,599          5,243,443

Accrued investment income                        156,532             67,371
Accounts receivable and agents' balances         134,126             62,959
Due from reinsurers (Note 14)                  1,449,613             31,268
Property and equipment, less
   accumulated depreciation
   1995 $104,701; 1994 $100,184                  109,937            100,672
Deferred policy acquisition costs and
   value of insurance in force,
   net of amortization (Note 4)                  834,764            329,139
Cost of acquired businesses in excess
   of net assets, net of accumulated
   amortization 1995 $11,579;1994 $15,183         69,240             28,069
Assets held in separate accounts                 345,530            210,225

Other assets                                      87,671             67,190

                                           $  16,478,012       $  6,140,336

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                1995               1994

Policy liabilities:

Future policy benefits (Note 5)              $    1,452,603     $    1,278,978
Policyholder contract deposits (Note 5)          10,781,219          1,846,043
Dividend accumulations and other
    policyholder funds on deposit                   181,694            176,519
Policy and contract claims                          199,205            172,216
Dividends for policyholders                          19,149             18,350
Deferred revenue and premiums
    collected in advance                             34,149             23,321
Other                                                53,555            118,336

Total policy liabilities                         12,721,574          3,633,763

Short-term borrowings (Note 6)                      230,000             29,350
Other debt (Note 6)                                 137,148               -
Securities sold under repurchase
   agreements (Note 7)                              196,040            266,838
Currently payable income taxes                       39,526               -
Deferred income tax liabilities (Note 12)           214,898            122,253
Liabilities related to separate accounts            345,530            210,225
Accounts payable, accruals and other liabilities    387,237            145,364

Total liabilities                                14,271,953          4,407,793

Commitments and contingent liabilities
    (Notes 2, 13, 14 and 18)

Redeemable preferred stock, par value
    $100 per share, authorized 500,000
    shares; issued 500,000 shares (Note 8)           50,000               -
Stockholders' equity (Notes 3, 9, 10 and 11):
Undesignated preferred stock                           -                  -
Common stock, par value $1.25 per share,
    authorized 1995 150,000,000 shares; 1994
    100,000,000 shares; issued 1995 71,213,162
    shares; 1994 72,674,060 shares, (adjusted
    for 1995 three-for-two stock split)              89,016             60,564
Retained earnings                                 1,542,344          1,441,132
Net unrealized gains on securities available
    for sale, less deferred income taxes
    1995 $279,787; 1994 $121,989                    526,724            230,847
Net unrealized losses on foreign currency
   translation, net of income taxes of $373          (2,025)              -

                                                  2,156,059          1,732,543

                                              $  16,478,012      $   6,140,336

Jefferson-Pilot Corporation and Subsidiaries
Consolidated Statements of Income
Dollar Amounts in Thousands Except Per Share Information


                                                 Year Ended December 31
                                            1995         1994          1993
Revenue:

Life premiums & other considerations    $  398,923   $  256,237    $  240,996
Accident and health premiums               411,117      399,065       386,608
Total premiums & other considerations      810,040      655,302       627,604
Net investment income (Note 3)             540,805      375,196       360,800
Realized investment gains (Note 3)          48,509       61,426        54,234
Communications operations                  165,815      172,501       144,961
Other                                        4,247        4,385         4,850
                                         1,569,416    1,268,810     1,192,449

Benefits and expenses:

Life benefits and other credits
    to policyholders                       511,972      318,913       296,078
Accident and health benefits               330,324      308,949       305,648
Total benefits                             842,296      627,862       601,726
Insurance commissions                      109,890       71,752        55,189
General and administrative                 134,411      117,819       119,029
Insurance taxes, licenses and fees          28,629       23,351        23,474
Net deferral of policy acquisition
    costs (Note 4)                         (66,456)     (40,410)      (17,527)
Net amortization of value of insurance
   in force (Note 4)                        26,490          -             -
Communications operations                  113,394      120,833       100,100

                                         1,188,654      921,207       881,991
Income from continuing operations
   before income taxes and effect
   of change in accounting principle       380,762      347,603       310,458

Income taxes (Note 12)                     125,449      117,707       100,897

Income from continuing operations
   before cumulative effect of change
   in accounting principle                 255,313      229,896       209,561

Income from discontinued operations, net
    of income taxes (Note 2):
Income from operations prior to disposal     2,178        9,341         9,720
Gain on disposal                            16,363          -             -

                                            18,541        9,341         9,720


                                               (Continued)

Jefferson-Pilot Corporation and Subsidiaries
Consolidated Statements of Income (Continued)
Dollar Amounts in Thousands Except Per Share Information

                                             1995        1994         1993

Income before cumulative effect of
    change in accounting principle     $  273,854    $  239,237    $  219,281

Cumulative effect of change in
    accounting principle on years
    prior to 1993, net of income
    tax benefit (Note 13)                    -            -           (24,109)

Net income                             $  273,854    $  239,237    $  195,172

Net income available to common
   shareholders  (Note 1)              $  272,997    $  239,237    $  195,172

Income per share of common stock (Note 9):

Income from continuing operations
    before cumulative effect of
    change in accounting principle         $   3.55    $   3.15    $    2.78

Income from discontinued operations:

Income from operations prior to disposal       0.03        0.13         0.13
Gain on disposal                               0.23         -            -

                                               0.26        0.13         0.13

Income before cumulative effect of
    change in accounting principle             3.81        3.28         2.91

Cumulative effect of change in
    accounting principle                        -           -          (0.32)

Net income                                 $   3.81    $   3.28    $    2.59

See Notes to Consolidated Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1995, 1994 and 1993
Dollar Amounts in Thousands Except Per Share Information

                                          Capital in
                               Common     Excess of     Retained
                                Stock     Par Value     Earnings



Balance, January 1, 1993      $ 63,049    $      -     $ 1,270,342
Net income                         -             -         195,172
Common dividends,
   $1.04 per share                 -             -         (78,125)
Common stock issued                137         2,982
Common stock reacquired         (1,355)       (2,982)      (47,717)
Decrease during year               -             -            -

Balance, December 31, 1993      61,831           -       1,339,672
Change in accounting
   principle effective
   1/1/94 (Note 3)                 -             -            -
Net income                         -             -         239,237
Common dividends,
    $1.15 per share                -             -         (83,357)
Common stock issued                408         7,343
Common stock reacquired         (1,675)       (7,343)      (54,420)
Decrease during year               -             -            -

Balance, December 31, 1994      60,564           -       1,441,132
Net income                         -             -         273,854
Common dividends,
   $1.28 per share                 -             -         (91,222)
Preferred dividends                -             -            (857)
Common stock issued                 27         1,019          -
Common stock reacquired         (1,245)       (1,019)      (50,784)
Three-for-two common stock
 split (Note 9)                 29,670           -         (29,779)
Increase during year

Balance, December 31, 1995   $  89,016      $    -     $ 1,542,344

         Net          Net Unrealized     Net Unrealized
      Unrealized         Gains on           Losses on
        Gains           Securities           Foreign             Total
      on Equity         Available           Currency           Stockholders'
      Securities        for Sale           Translation           Equity



    $   334,819      $      -          $       -          $     1,668,210
           -                -                  -                  195,172
           -                -                  -                  (78,125)
           -                -                  -                    3,119
           -                -                  -                  (52,054)
         (3,251)            -                  -                   (3,251)

        331,568             -                  -                1,733,071



       (331,568)         432,972               -                  101,404
           -                -                  -                  239,237
           -                -                  -                  (83,357)
           -                -                  -                    7,751
           -                -                  -                  (63,438)
           -            (202,125)              -                 (202,125)

           -             230,847               -                1,732,543
           -                -                  -                  273,854
           -                -                  -                  (91,222)
           -                -                  -                     (857)
           -                -                  -                    1,046
           -                -                  -                  (53,048)
           -                -                  -                     (109)
           -             295,877            (2,025)               293,852

   $       -        $    526,724       $    (2,025)       $     2,156,059

See Notes to Consolidated Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollar Amounts in Thousands

                                                  Year Ended December 31
                                              1995         1994         1993

Cash Flows From Operating Activities

Net income                                $  273,854   $  239,237   $  195,172

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Change in policy liabilities other
   than deposits                               8,940      (15,696)      35,415
Credits to policyholder accounts, net        144,861       26,537       28,143
Deferral of policy acquisition costs, net    (67,773)     (41,117)     (17,570)
Change in receivables and asset accruals     (42,534)     (10,350)     (45,063)
Change in payables and expense accruals       70,074      (11,608)      17,629
Realized investment gains and gain on
   disposal of discontinued operations       (69,012)     (61,569)     (56,947)
Other                                          2,353       16,654       29,391

   Net cash provided by
   operating activities                      320,763      142,088      186,170

Cash Flows From Investing Activities

Securities available for sale:
   Sales                                   1,257,064      778,976         -
   Maturities, calls and redemptions         300,705       98,243         -
   Purchases                              (1,601,965)    (817,464)        -

Securities held to maturity:
    Sales                                       -           7,431         -
    Maturities, calls and redemptions         33,513      122,589         -
    Purchases                                (58,366)    (577,121)        -

Debt securities:
    Sales, maturities, calls, redemptions       -            -         951,899
    Purchases                                   -            -      (1,377,593)

Equity securities:
    Sales                                       -            -          99,845
    Purchases                                   -            -         (65,246)
Repayments of mortgage loans                  95,727       71,114       63,399
Mortgage loans originated                   (291,000)    (173,139)     (85,678)
Decrease (increase) in policy loans, net    (108,208)       8,242        6,063
Cash received in assumption reinsurance
    transaction                              164,488         -            -
Cash paid for insurance business
    acquired, net                           (505,306)        -            -
Other investing activities, net               (7,148)     (32,787)       7,762

    Net cash used in
    investing activities                    (720,496)    (513,916)    (399,549)

Jefferson-Pilot Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Dollar Amounts in Thousands

                                             1995         1994         1993
Cash Flows From Financing Activities

Policyholder contract deposits           $  741,205   $  361,991   $  264,602
Withdrawals of policyholder contract
    deposits                               (382,475)   (117,939)      (90,108)
Increase(decrease) in note payable,net      (29,350)    (10,350)       39,700
Borrowings under short-term credit
    facilities                              395,000        -             -
Repayments under short-term credit
    facilities                             (165,000)       -             -
Issuance of other debt                      131,588        -             -
Proceeds from securities sold under
   repurchase agreements                       -        584,225          -
Payments for securities sold under
   repurchase agreements                    (70,798)   (317,387)         -
Cash dividends                              (89,269)    (81,814)      (75,986)
Common stock transactions, net              (52,360)    (55,687)      (48,935)
Other financing activities, net              20,892        -             -

    Net cash provided by
    financing activities                    499,433     363,039        89,273

    Net increase (decrease) in
    cash and cash equivalents                99,700      (8,789)     (124,106)

Cash and cash equivalents, beginning         22,774      31,563       155,669

Cash and cash equivalents, ending       $   122,474   $  22,774    $   31,563


See Notes to Consolidated Financial Statements.

Note 1.  Nature of Operations and Significant Accounting Policies

Nature of operations: The Company's continuing operations are in the life insurance and communications industries. Life insurance, accident and health insurance and annuities are currently marketed to individuals and businesses in the United States and Canada. Communications operations consist of radio and television broadcasting conducted through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Prior to 1995, substantially all of the Company's life insurance operations were conducted by Jefferson-Pilot Life Insurance
Company, a wholly-owned subsidiary (J-P Life).  In May 1995, J-P
Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company ("KCL") in an assumption reinsurance transaction. In October 1995, the Company acquired Alexander Hamilton Life Insurance Company of America by merging it into a previously-existing subsidiary ("AH Life"). In April 1995, the Company sold Jefferson-Pilot Fire & Casualty Company ("JPF&C"), formerly a wholly-owned subsidiary engaged in property and casualty insurance operations. Also during 1995, the assets and data processing operations of Jefferson-Pilot Data Services, Inc.
("JPDS") were sold. Additional information about the above-described transactions is presented in Note 2 and information about business segments is presented in Note 16.

Principles of consolidation: The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices ("SAP") and are significantly different from financial statements prepared in accordance with GAAP.

A comparison of statutory basis net income and capital and surplus of the life insurance subsidiaries to the amounts included in the consolidated financial statements is presented in Note 10, along with a description for the principal differences between SAP and GAAP as they related to the subsidiaries' financial statements.

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results and outcomes can differ from those estimates.

Management considers available facts and knowledge of existing circumstances when establishing estimated amounts included in the financial statements. While it does not generally expect significant near- term changes in estimated amounts reflected in the accompanying consolidated financial statements, operating in the life insurance industry requires management to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Accounting estimates also play a significant role in the financial reporting process of the communications industry. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are (1) fair values of assets received and liabilities assumed in assumption and acquisition transactions, (2) fair values of investments in securities and other financial instruments, (3) asset valuation allowances, (4) policy liabilities, (5) deferred policy acquisition costs and value of insurance in force, (6) liabilities for pension and other postretirement benefits, (7) liabilities for potential assessments of additional income taxes relating to prior years and (8) the potential effects of resolving litigated matters. Estimates regarding all of the preceding are inherently subject to change and are reassessed periodically.

Cash and cash equivalents: The Company includes with cash and cash equivalents its holdings of highly liquid investments which either mature within three months of the date of acquisition or contain an investor put option that can be exercised at par within 90-day intervals. The Company routinely maintains cash deposits with financial institutions in amounts that exceed federally-insured limits, but has not experienced any loss of principal related to such deposits.

Investments in debt and equity securities: The Company's investments in debt securities include notes, bonds, collateralized mortgage obligations, convertible and other debt instruments, and redeemable preferred stocks. Investments in equity securities include common and nonredeemable preferred stocks.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 115 Accounting for Certain Investments in Debt and Equity Securities effective January 1, 1994. SFAS 115 applies to equity securities having readily determinable fair values and to debt securities. Securities under its scope must be classified for financial reporting purposes as either 1) securities held to maturity, stated at amortized cost; 2) trading securities, stated at fair value with unrealized gains and losses reflected in income; or 3) securities available for sale, stated at fair value with net unrealized gains and losses included in a separate component of stockholders' equity, net of deferred income tax effect.

SFAS 115 establishes criteria for classifying debt securities as held to maturity or trading and requires debt securities not otherwise classified to be accounted for as available for sale. Equity securities with readily determinable fair values are required to be classified as either trading or available for sale. Except for those included in a trading portfolio, individual securities that experience other-than-temporary declines in value to amounts less than amortized cost must be adjusted to a new cost basis, with a corresponding charge to earnings.

In connection with the adoption of SFAS 115, the Company classified debt securities that it has both the positive intent and ability to hold until maturity as held to maturity. Other debt securities and all marketable equity securities were classified as available for sale. Prior to adopting SFAS 115, all debt securities were stated at amortized cost less allowances for other-than-temporary declines in value. Debt securities classified as available for sale were adjusted to aggregate fair value as of January 1, 1994 and equity securities held by the parent company, which were previously stated at the lower of aggregate cost or market, were adjusted to market value. Equity securities held by insurance subsidiaries were already stated at market and therefore were not adjusted.

Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

Fair values of debt and equity securities have been determined using values obtained from independent pricing services and discounted cash flow techniques, as considered appropriate based on consideration of relevant investment characteristics.

Mortgage and policy loans: Mortgage loans on real estate are stated at unpaid balances, net of allowances for unrecoverable amounts. Policy loans are stated at their unpaid balances.

During 1995, the Company adopted SFAS 114 Accounting by Creditors for Impairment of a Loan. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price or, for collateral dependent loans, the fair value of the underlying collateral. Adoption of SFAS 114 did not have a significant effect on the consolidated financial statements for 1995.

Real estate and other investments: Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years for buildings. Other investments are stated at equity, or the lower of cost or market, as appropriate.

Property and equipment: Property and equipment are stated at cost and depreciated principally by the straight-line method over their estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment.

Deferred policy acquisition costs and value of insurance in force: The costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies and certain agency office expenses, all of which vary with and are primarily related to the production of new business, have been deferred.

For traditional life insurance policies, the deferred costs are amortized over the premium paying periods of the related contracts using the same assumptions about anticipated premium revenue that are used to compute liabilities for future policy benefits. For universal life and annuity products, these costs are amortized at a constant rate based on the present value of the estimated future gross profits to be realized over the terms of the contracts, not to exceed 25 years.

Value of insurance in force represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuity business acquired, using the same assumptions used to value the related liabilities where appropriate. Value of insurance in force relating to the KCL transaction was determined using a risk-adjusted discount rate. A risk-adjusted discount rate was also applied in determining the value of insurance in force acquired in the AH Life transaction. Value of insurance in force is amortized over the related contract periods, using current crediting rates to accrete interest and a constant rate based on the present value of expected future profits to amortize.

The carrying amounts of deferred policy acquisition costs and value of insurance in force are adjusted for amounts that would have been recognized if realized gains and losses and net unrealized holding gains or losses on debt securities classified as available for sale had actually been realized. Both deferred policy acquisition costs and value of insurance in force are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts. No impairment adjustments have been reflected in earnings of any year presented.

Cost of acquired businesses in excess of net assets: Prior to 1995, the cost of acquired businesses in excess of net assets included the excess of amounts paid in acquisitions of radio and television properties and electronic data processing operations over the value of identifiable tangible and intangible net assets obtained. Excess of cost over identifiable tangible and intangible net assets obtained in the acquisition of Alexander Hamilton Life Insurance Company and affiliates is included in the December 31, 1995 amount.

Amounts relating to acquisitions completed after October 31, 1970 are amortized on a straight-line basis over periods of 5 to 40 years. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

Separate accounts: Separate accounts are assets and liabilities associated with certain contracts for which investment income and investment gains and losses accrue directly to the contract holders. The assets of the separate accounts are stated at value and are not subject to any claims which may arise out of any other business of the Company.

Recognition of revenue: Premiums on traditional life insurance products are reported as revenue when received unless received in advance of the due date. Benefits and expenses are provided against earned premium revenue in a manner which recognizes profits over the estimated lives of the insurance contracts.

Premiums on accident and health insurance are reported as earned, over the contract period. A reserve is provided for the portion of premiums written which relate to unexpired coverage terms.

Revenue from universal life-type and annuity products includes charges for the cost of insurance, for initiation and administration of the policy, and for surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment which relates to services to be provided in future years is deferred and recognized over the period during which services are provided.

Future policy benefits: Liabilities for future policy benefits on traditional life and accident and health insurance are computed by the net level premium valuation method based on assumptions about future investment yield, mortality, morbidity and termination. Estimates about future circumstances are based principally on the historical experience of the life insurance subsidiaries and provide for possible unfavorable deviations.

Policyholder contract deposits: Policyholder contract deposits consist of policy values that accrue to holders of universal life-type contracts and annuities. The liability is determined using the retrospective deposit method and does not include a provision for possible future assessments against policyholders.

Recognition of benefits and expenses: Benefits and expenses, other than deferred policy acquisition costs, related to traditional life and accident and health insurance products are recognized when incurred in a manner designed to match them with related premiums and spread income recognition over expected policy lives. For universal life-type and annuity products, benefits include interest credited to policyholders' accounts, which is recognized as it accrues.

Policy and contract claims: The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled, claims incurred during the year but reported subsequent to the date of the consolidated balance sheet, and an estimate of claims incurred but not reported, which is based on the historical experience of the life insurance subsidiaries, adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses.

Reinsurance balances and transactions: Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Participating policies: Participating life policies approximate the following percentages of ordinary life insurance in force and ordinary life insurance premium revenue as of December 31, 1995, 1994 and 1993 and for the years then ended:

                                              1995    1994    1993

   Ordinary life insurance in force             4%     12%     13%

   Ordinary life premium revenue               21%     22%     23%

The amount of dividends to be paid on participating policies is determined annually by the Board of Directors. Anticipated dividends are accounted for as a planned contractual benefit in computing the value of future policy benefits. Estimated amounts of policy dividends for the succeeding twelve months are based on the current scale, while estimated dividends applicable to later years are based on the dividend scale which was in effect when the policies were issued.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense approximated $9.6 million in 1995, $9.4 million in 1994 and $8.0 million in 1993.

Income taxes: The parent company and its subsidiaries file a consolidated life/nonlife federal income tax return. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Net income per share of common stock: Net income per share of common stock is based on the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 71,693,816 in 1995, 72,960,533 in 1994 and 75,375,227 in 1993. Net income per share of common stock for 1995 was computed after deducting dividends on redeemable preferred stock of $857 thousand.

Reclassifications: The Company's policy is to reclassify certain amounts reported in prior years' consolidated financial statements when necessary to conform with the presentations adopted in the current year.
These reclassifications have no effect on net income or stockholders' equity of the prior years.

New accounting pronouncements: In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of which will be effective in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating both to such assets that are to be held and used and to long-lived assets and certain identifiable intangibles that are to be disposed of. The Company has not yet completed its analysis of the effects, if any, that initial application of SFAS 121 might have on its consolidated financial statements.

In October 1995 the FASB issued SFAS 123 Accounting for Stock-Based Compensation which will also be effective in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and allows entities to continue to measure compensation cost for those plans using the intrinsic value-based method prescribed by Accounting Principles Board ("APB") Opinion 25 Accounting for Stock
Issued to Employees, or to adopt a fair value-based measurement method. Entities that do not elect to adopt a fair value-based method are required to make pro-forma disclosures of net income and income per share as if the fair value-based method had been applied. Such pro-forma amounts are likely to be less than the corresponding amounts presented in future statements of income if the APB 25 method is continued. The Company has not yet decided whether to adopt the fair value-based measurement method described in SFAS 123.

Note 2.  Certain Significant Transactions

Assumption reinsurance transaction:

On May 31, 1995, J-P Life assumed certain life insurance and annuity business of KCL in a transaction which was accomplished through an assumption reinsurance agreement. KCL has operated under the control of the Kentucky Insurance Commissioner since February 1993. The assumption reinsurance agreement was part of a plan of rehabilitation for KCL that was approved by the court of jurisdiction in August 1994 and subsequently appealed. Upon execution of the agreement, assets consisting primarily of cash, debt securities, policy loans and receivables with aggregate fair value of $874 million were transferred to J-P Life, and J-P Life assumed liabilities with aggregate fair value of $1.096 billion. The difference between the fair values of assets received and liabilities assumed was recorded as value of insurance in force, representing the actuarially determined present value of anticipated profits to be realized from the business, using a risk-adjusted discount rate.

Further participation options remaining available to approximately 4,000 KCL policyholders may result in future adjustment to the asset and liability balances related to the KCL transaction, and to the Company's policy value enhancement under the assumption reinsurance agreement. If 100% of such policyholders elected further participation, approximately $116 million of additional policy liabilities would result. To the extent such policyholders opt against further participation, J-P Life will refund related policy amounts with interest. The Company has recorded approximately $78 million, which is included with other liabilities, pending resolution of the policyholder option process. Policyholder subsidies provided by participating guaranty associations, which are intended in part to mitigate the unfavorable impact of surrenders, do not become effective before February 1, 1996. After that date, the policyholder withdrawal rate may increase. Management does not expect either of these unresolved circumstances to have a material effect on the Company's financial position or results of operations.

Business acquisition:

On October 6, 1995, the Company acquired Alexander Hamilton Life Insurance Company of America and its wholly-owned subsidiary Alexander Hamilton Capital Management, Inc. from a subsidiary of Household International, Inc. ("Household") under a stock purchase agreement dated August 9, 1995. The acquisition was completed through merger into a wholly-owned Michigan domiciled life insurance subsidiary of the Company, which was thereupon renamed Alexander Hamilton Life Insurance Company of America ("AH Life"). First Alexander Hamilton Life Insurance Company ("FAHL"), which is domiciled in New York, was acquired by AH Life on October 13, 1995.

Periodic Payment Annuity ("PPA") contracts, consisting primarily of structured settlements and lottery business and Corporate-Owned Life Insurance ("COLI") written prior to the acquisition, as well as certain pre-acquisition credit life, accident and health and other ("Affiliated") business written in conjunction with the lending activities of Household were reinsured with affiliates of Household on a coinsurance basis with 100% reinsurance. As discussed in Note 14, assets related to the reinsured PPA and COLI business have been placed in irrevocable trusts formed to hold the assets for the benefit of AH Life and FAHL, and Household has entered into certain guarantee agreements regarding payment, performance and capital maintenance on the part of its affiliates. A similar guarantee regarding affiliate payment and performance covers the Affiliated business reinsured. Businesses acquired include substantially all of the life insurance and single premium deferred annuity contracts of Alexander Hamilton Life Insurance Company of America and FAHL that were in force on the acquisition date.

The aggregate purchase price of $575 million was paid $475 million in cash and $50 million in redeemable preferred stock of AH Life, plus the purchase from Household of a $50 million surplus note of Alexander Hamilton Life Insurance Company of
America. The acquisition was financed through a combination of internal liquid resources, borrowings of approximately $187 million under a revolving credit agreement and proceeds of $127 million (after transaction costs) from the issuance of Automatic
Common Exchange Securities ("ACES") Due January 21, 2000 (see Note 6).

Pursuant to the stock purchase agreement, the entire acquisition was effective October 1, 1995 and was accounted for as a purchase under Opinion 16 of the Accounting Principles Board ("APB 16"). The Company's consolidated financial statements include the consolidated results of operations of AH Life for the period since that date. Assets and liabilities of the acquired companies were recorded at their fair values as of the acquisition's effective date. Value of insurance in force of $324.6 million, computed using a risk-adjusted discount rate and representing the actuarially determined present value of anticipated profits to be realized from the acquired life insurance and annuity business, was recorded as an asset. The excess of cost (purchase price) over the fair value of identifiable tangible and intangible net assets acquired ($50.4 million) was also recorded as an asset. The allocation of the purchase price has been made based on preliminary estimates of tax basis of assets and liabilities and assignment of cost of acquired businesses in excess of net assets among affiliates and may be subject to change. The Company's management has completed a plan of integration under which a majority of AH Life's employees will be involuntarily terminated or relocated within nine months of the acquisition date. The present value of expected associated costs approximating $11 million was accrued as of the acquisition date.

The following pro-forma financial information (in thousands except per share amounts) has been prepared assuming that the acquisition of Alexander Hamilton Life Insurance Company of America and affiliates had taken place at the beginning of each year presented. The pro-forma information includes adjustments for interest expense and foregone investment income that would have resulted from financing the acquisition, amortization of adjustments to fair value, amortization of value of insurance in force and excess of cost over value of net assets acquired, reinsurance administration fees and related tax effects. The pro-forma financial information is not necessarily indicative of results of operations that would have been reported had the transaction been completed on the dates assumed.

                                                 1995                1994
                                                        (Unaudited)

Revenue                                      $   1,725,801      $   1,418,443
Income from continuing operations                  279,850            261,493
Net income applicable to common shareholders       294,854            267,272
Net income per common share                           4.11               3.66

Discontinued operations:

Discontinued operations include the property and casualty and title insurance subsidiaries which formerly comprised the Company's other insurance business segment.

On December 30, 1994, Jefferson-Pilot Title Insurance Company ("JPT") entered into a reinsurance agreement with First American Title Insurance Company (First American) under which JPT ceded to First American its obligations and liabilities on all policies issued through that date. After the reinsurance agreement became effective, substantially all of JPT's cash and investments were transferred to the parent company and the parent company then sold 100% of JPT's common stock to First American for cash and a note totaling approximately $1.3 million. No material gain was realized on the transactions which resulted in the disposition of JPT.

On December 23, 1994, the Company signed a definitive agreement to sell Jefferson-Pilot Fire & Casualty Company (JPF&C) to Southern Guaranty Insurance Company, a subsidiary of Winterthur
U. S. Holdings. In preparation for the sale, JPF&C sold a portion of its securities portfolio in the open market and transferred net assets carried at approximately $32 million to its immediate parent company. After regulatory approval, the sale was closed on April 3, 1995 for $55 million in cash. The Company realized a gain of $16.4 million from the disposition of JPF&C, net of income taxes of $4 million.

Financial information relative to discontinued operations follows (in thousands). Asset and liability information, as of December 31, 1994, relates entirely to JPF&C.

Assets

  Cash and cash equivalents                 $    2,857
  Investments available for sale               108,870
  Receivables and other                         34,717
                                               146,444
Liabilities

   Losses payable                               42,595
   Unearned premiums                            28,104
   Deferred income taxes and other              10,705
                                                81,404

Net assets                                  $   65,040

Income from operations prior to disposal:

                                            Year Ended December 31,
                                       1995            1994           1993

Revenue                             $  15,956      $   64,862      $  54,175
Income before income taxes
   and cumulative effect of
   change in accounting principle       2,413          10,944         11,573
Income taxes                              235           1,603          1,853
Cumulative effect of change in
   accounting principle,
   net of tax benefit of $263             -              -              (510)
Net income                          $   2,178      $    9,341      $   9,210


Other dispositions:

On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc. (JPDS) were sold. Prior to the sale, JPDS was a part of the Company's communications business segment. Aggregate consideration approximated $33 million in cash and, after accrual of certain sale-related expenses the sale resulted in a realized gain of approximately $15.7 million ($11 million
after income taxes).   Aside from the disposition gain, JPDS net
income for 1995 amounted to $1.3 million, substantially all of which resulted from retirement plan curtailment gains. JPDS net income of $2.6 million in 1994 and $2.0 million in 1993 is included in the consolidated statements of income of those years. JPDS net income for 1993 reflects an after-tax charge of $575,000 resulting from the adoption of SFAS 106 (see Note 13).

Note 3.  Investments

Changes during 1995 and 1994 in amounts affecting net unrealized gains included in the separate component of stockholders' equity, reduced by deferred income taxes, are as follows (in thousands):

                                          Net Unrealized Gains (Losses)
                                        Debt            Equity
                                      Securities      Securities      Total

Effect of adopting SFAS 115
    as of January 1, 1994:
  Increase in stated amount
    of securities                    $  106,624     $   70,104    $    176,728
  Reduction of deferred policy
    acquisition costs                   (15,235)          -            (15,235)
  Increase in deferred income
    tax liabilities                     (31,986)       (28,103)        (60,089)
  Increase in net unrealized
   gains included in
   stockholders' equity                  59,403         42,001         101,404

Changes during year ended
    December 31, 1994:
  Decrease in stated amount
    of securities                      (191,733)      (150,220)       (341,953)
  Increase in deferred policy
    acquisition costs                    25,526           -             25,526
  Decrease in deferred income
    tax liabilities                      52,022         62,280         114,302
  Decrease in net unrealized
    gains included in
    stockholders' equity                (54,782)       (45,939)       (100,721)
  Net unrealized gains on equity
    securities held by insurance
    subsidiaries as of 12/31/93            -           331,568         331,568
  Net unrealized gains (losses)
    on securities available for
    sale as of December 31, 1994        (54,782)       285,629         230,847
Change during year ended
    December 31, 1995:
  Increase in stated amount
    of securities                       337,323        181,561         518,884
  Reduction of value of insurance
    in force and deferred policy
    acquisition costs                   (65,209)          -            (65,209)
  Increase in deferred income
    tax liabilities                     (91,534)       (66,264)       (157,798)
  Increase in net unrealized gains
    included in stockholders' equity    180,580        115,297         295,877

Net unrealized gains on securities
    available for sale as of
    December 31, 1995              $    125,798    $   400,926     $   526,724

Aggregate amortized cost, aggregate fair value (stated amount), and gross unrealized gains and losses pertaining to securities classified as available for sale as of December 31, 1995 are as follows (in thousands):

                                                Available for Sale

                                               Gross        Gross
                                Amortized    Unrealized   Unrealized     Fair
                                  Cost         Gains       (Losses)      Value

U. S. Treasury obligations
   and direct obligations of
   U. S. Government agencies    $  483,040  $  37,462  $      (22) $    520,480
Federal agency issued collater-
   alized mortgage obligations   1,774,585     87,147      (5,614)    1,856,118
Obligations of states and
   political subdivisions,
   including special
   revenue obligations             290,272      6,129        (452)      295,949
Corporate obligations            2,998,584    119,878     (32,072)    3,086,390
Corporate private-labeled
   collateralized
   mortgage obligations            600,685     40,794      (1,044)      640,435
Redeemable preferred stocks         61,181      1,029      (3,373)       58,837
Subtotal, debt securities        6,208,347    292,439     (42,577)    6,458,209
Equity securities                  207,128    610,054        (838)      816,344

Securities available for sale $  6,415,475  $ 902,493  $  (43,415) $  7,274,553

Aggregate amortized cost (stated amount), aggregate fair value and gross unrealized gains and losses pertaining to debt securities classified as held to maturity as of December 31, 1995 are as follows (in thousands):

                                             Held to Maturity

                                             Gross          Gross
                               Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        (Losses)      Value

Obligations of states and
   political subdivisions,
   including special
   revenue obligations       $    41,701  $      577  $     (184)  $    42,094
Corporate obligations          3,485,703     147,911     (27,169)    3,606,445
Debt securities held
   to maturity               $ 3,527,404  $  148,488   $ (27,353)  $ 3,648,539

Aggregate amortized cost, aggregate fair value (stated amount), and gross unrealized gains and losses pertaining to securities classified as available for sale as of December 31, 1994 are as follows (in thousands):

                                            Available for Sale

                                             Gross         Gross
                               Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        (Losses)     Value

U. S. Treasury obligations
   and direct obligations of
   U. S. Government agencies   $  573,529  $    8,417  $   (29,851)  $  552,095
Federal agency issued collater-
   alized mortgage obligations    394,855         229      (28,310)     366,774
Obligations of states and
   political subdivisions,
   including special
   revenue obligations             61,927       1,271       (2,518)      60,680
Corporate obligations             550,204       2,242      (33,758)     518,688
Corporate private-labeled
   collateralized
   mortgage obligations            87,592       2,385       (3,001)      86,976
Redeemable preferred stocks        23,867         301       (2,516)      21,652

Subtotal, debt securities       1,691,974      14,845      (99,954)   1,606,865

Equity securities                 290,370     439,700      (12,047)     718,023

Securities available for sale  $1,982,344  $  454,545   $ (112,001)  $2,324,888

Aggregate amortized cost (stated amount), aggregate fair value and gross unrealized gains and losses pertaining to debt securities classified as Held to maturity as of December 31, 1994 are as follows (in thousands):

                                                 Held to Maturity
                                             Gross         Gross
                               Amortized   Unrealized    Unrealized     Fair
                                  Cost       Gains       (Losses)     Value

Federal agency issued
   collateralized
   mortgage obligations      $   509,741   $   -      $  (58,027)  $   451,714
Obligations of states and
   political subdivisions,
   including special
   revenue obligations            31,705        684       (1,275)       31,114
Corporate obligations          1,398,600     13,524      (96,817)    1,315,307

Debt securities held
   to maturity               $ 1,940,046   $ 14,208   $ (156,119)  $ 1,798,135

Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 1995, according to contractual maturity date, are as indicated below (in thousands). Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                              Available for Sale         Held to Maturity
                            Amortized      Fair       Amortized       Fair
                              Cost         Value        Cost          Value

Due in one year or less  $    14,959  $    15,043   $    18,961  $    19,044
Due after one year
  through five years         767,479      793,070       847,584      847,743
Due after five years
   through ten years       1,692,834    1,760,259     1,052,614    1,089,046
Due after ten years
  through twenty years       374,281      398,245       342,914      356,934
Due after twenty years       291,364      306,446        27,248       29,172
Amounts not due at a
   single maturity date    3,006,249    3,126,309     1,238,083    1,306,600

                           6,147,166    6,399,372     3,527,404    3,648,539

Redeemable preferred stocks   61,181       58,837         -            -

                         $ 6,208,347  $ 6,458,209   $ 3,527,404  $ 3,648,539


The Company's investment policy requires it to maintain a diversified, high average quality debt securities portfolio and imposes limits on holdings of lower quality securities, including those with heightened risk-reward exposure. Credit exposure is regularly monitored on an overall basis and from industry, geographic and individual issuer perspectives. Exposure limits are reduced as credit quality declines. When credit quality declines to the extent that limits are violated, the affected holdings must be promptly conformed to limits or Finance Committee approval must be sought. Current investment policy limits the life insurance subsidiaries' investments in equity securities and real estate to a prescribed percentage of statutory surplus plus asset valuation reserve. Duration/cash flow characteristics of fixed-income investments are compared with those of insurance liabilities to ascertain that durations are prudently managed. Only fixed-income investments back the Company's life insurance liabilities and cash flow tests are regularly performed.

At its acquisition date, Alexander Hamilton Life Insurance Company of America had in place a planned program of investing in higher yielding, below investment grade fixed-income securities. As of December 31, 1995 investments under this program and all other below investment grade securities of AH Life and its subsidiaries amounted to $342.5 million, which is above the Company's investment policy limit. AH Life's below investment grade program has been reviewed by the Finance Committee and a plan to align the holdings with Company policy is under design.

While the Company's investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments, the Company has not historically employed such instruments to alter investment or liability positions. AH Life has limited involvement with derivative financial instruments and does not use them for trading purposes, but generally to manage well-defined interest rate risk. Interest rate swaps with a notional value of $125 million are open as of December 31, 1995, termination of which at current interest rates would result in an insignificant settlement payment. Interest is exchanged monthly on the notional value, with the Company receiving a weighted average rate of 5.28% and paying one month LIBOR (5.6875% at December 31, 1995) on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. Although off-balance-sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements represent credit risk to the extent of any gain in fair value if the counterparty fails to perform. The counterparties to these swaps are large commercial banks and investment banks which have been approved by the Finance Committee. During 1995 the Company also established a portfolio of trading securities for the primary purpose of writing covered call options in expectation of enhanced total returns from option premiums, market appreciation and dividends received.
The proceeds received from covered call options was not material and the net unrealized holding gain included in 1995 income approximated $500 thousand.

The Company's investment policy relating to collateralized mortgage obligations ("CMO's") focuses on actively traded, less volatile issues that produce relatively stable cash flows. CMO holdings as of December 31, 1995 consist predominately of the least volatile PAC and sequential tranches of federal agency issues. Due to the high quality and liquid nature of the CMO portfolio, the Company believes the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.

Investments in debt and equity securities include approximately 2,000 issuers, with only one corporate issuer representing more than one-percent of the aggregate reported amounts of these investments. Included with equity securities is common stock of NationsBank Corporation stated at value of $288.3 million (2.7%) and $236.6 million (5.5%) as of December 31, 1995 and 1994.
Debt securities considered less than investment grade approximated 4.7% of the debt securities portfolio as of December 31, 1995. Debt securities with fair value approximating $20 million are on deposit with or for states in which subsidiaries conduct life insurance operations.

At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $78 million, for which the related allowance for credit losses is $12 million. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $79 million. For the year ended December 31, 1995, the Company recognized interest income on impaired loans of $7.9 million using the cash basis method. Recorded investments in impaired loans and related interest income in 1994 and 1993 were less than the amounts as of and for the year ended December 31, 1995.

The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (46%), apartment (16%), hotel and office (11% each) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Speculative lending arrangements presenting heightened risk-reward exposure comprise an insignificant percentage of the portfolio. Approximately 49% of stated mortgage loan balances as of December 31, 1995 are due from borrowers in South Atlantic states and approximately 16% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 1995 mortgage loans. Delinquent loans outstanding as of December 31, 1995 approximated $8 million and the Company has provided a valuation allowance of $27 million against the entire mortgage loan portfolio. Real estate acquired by foreclosure is carried at $3.5 million, net of allowances of $.9 million.

The details of investment income, net of investment expenses, for the three years ended December 31, 1995 follow (in thousands):

                                                    Year Ended December 31
                                                  1995       1994       1993

Interest on bonds and other debt securities    $ 408,003  $ 260,130  $ 243,384
Dividends on preferred stocks                      5,409      5,050      7,409
Dividends on common stocks                        22,945     28,025     26,890
Interest on mortgage loans                        79,098     62,599     57,139
Interest on policy loans                          15,155     12,498     12,978
Real estate income                                 9,690      9,099      9,642
Other investment income                           14,560      8,563      6,462
Investment income of life
  insurance operations                           554,860    385,964    363,904
Investment income of other companies              24,244     12,149      7,793

Total investment income                          579,104    398,113    371,697

Investment expenses                              (38,299)   (22,917)   (10,897)

Net investment income                          $ 540,805  $ 375,196  $ 360,800

Investment expenses include salaries, taxes, interest, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

The details of realized gains (losses) for the three years ended
December 31, 1995 follow (in thousands):

                                                Year Ended December 31,
                                         1995           1994          1993

Bonds and other debt instruments    $   (3,475)    $   (9,478)     $   16,786
Preferred stocks                        (3,454)           834           1,904
Common stocks                           62,883         65,671          32,841
Other                                   (7,445)         4,399           2,703
Realized investment gains           $   48,509     $   61,426      $   54,234


Information about proceeds and gross realized gains and losses on securities transactions involving continuing operations during 1995 and 1994 follows (in thousands):

                                     1995                       1994
                            Available    Held to       Available    Held to
                            for Sale     Maturity      for Sale     Maturity
Proceeds:
  From sales              $ 1,227,811  $    -         $  778,429   $   7,431
  From maturities,
   calls and redemptions      258,664     33,513          93,756     122,589
                          $ 1,486,475  $  33,513      $  872,185   $ 130,020

Gross realized:
  Gains                  $     54,018  $   1,490      $   60,860   $   1,709
  Losses                      (26,903)      (163)        (23,520)       (329)
Net realized gains       $     27,115  $   1,327      $   37,340   $   1,380

A held-to-maturity security with amortized cost of $5 million was transferred to the available-for-sale category during 1995 and securities with amortized cost of $7.76 million were sold during 1994, both due to significant declines in the credit worthiness of the issuers. Related recognized losses were not significant. On November 30, 1995, the Company transferred certain debt securities between the held-to-maturity and available-for-sale classifications concurrent with the adoption of additional SFAS 115 implementation guidance, which permitted a one-time reassessment of the appropriateness of classification of securities held. This reassessment resulted in available-for-sale debt securities with fair value of $392.8 million and amortized cost of $380.0 million being transferred to the held-to-maturity classification. The excess of transfer-date fair value of individual securities over their amortized cost, and the related unrealized net holding gain, will be amortized over the period to maturity. In addition, held-to-maturity debt securities with an amortized cost of $620.0 million and a fair value of $633.0 million were transferred to the available-for-sale classification, increasing unrealized net holding gains by $13.0 million.

Realized gains on held-to-maturity securities represent call premiums. During 1995 and 1994 J-P Life transferred securities classified as available for sale to the Company's defined benefit pension plans. Equity securities with cost of $7.1 million and value of $33.4 million were transferred during 1995, and gains of $26.3 million were recognized. The transfer in 1994 included debt securities with amortized cost of $48.9 million and equity securities with a cost of $7.8 million. The securities transferred in 1994 had an aggregate value of $75 million on the date of transfer and a gain of $18.3 million was recognized.

During 1993, the Company sold selected debt securities when calls or prepayments were considered likely. Proceeds from such sales represented $109 million of the $170 million total proceeds from sales of debt securities in 1993. Most of the realized gains on debt securities in 1993 represent call premiums. Realized gains on debt securities for 1993 are stated net of losses approximating $8 million related to declines in value considered other than temporary.

Note 4.  Deferred Policy Acquisition Costs and Value of Insurance in Force

Information about deferred policy acquisition costs for the three years ended December 31, 1995 follows (in thousands):

                                               Year Ended December 31,
                                        1995            1994            1993

Beginning balance, life
   insurance operations            $   323,015    $    272,314    $    254,787
Deferral:
   Commissions                          71,034          43,369          27,737
   Other                                23,109          19,306          14,873

                                        94,143          62,675          42,610

Amortization                           (27,687)        (22,265)        (25,083)

Net deferral reflected in expenses      66,456          40,410          17,527

Adjustment related to unrealized
   (gains) losses on
   certain securities (Note 3)         (36,071)         10,291            -
Ending balance, life insurance
   operations                          353,400         323,015         272,314

Amounts related to discontinued
   property and casualty insurance
   operations                             -              6,124           5,417
Ending balance, included in
   consolidated balance sheets     $   353,400     $   329,139      $  277,731

Information about the value of insurance in force for the year ended December 31, 1995 follows (in thousands):

                                    KCL             AH Life
                                Transaction       Acquisition         Total

Balances initially recorded     $   223,883      $    324,600      $   548,483
Interest accretion                    7,800             4,734           12,534
Amortization                        (26,422)          (12,602)         (39,024)
Net amortization reflected
   in expenses                      (18,622)           (7,868)         (26,490)
Adjustment related to
   unrealized gains on
   certain securities (Note 3)      (15,400)          (24,029)         (39,429)
Adjustment related to realized
   gains on certain securities         -               (1,200)          (1,200)

Ending balances, included
   in consolidated
   balance sheet                $   189,861      $    291,503      $   481,364


Expected approximate amortization percentages relating to the value of insurance in force for the next five years are as follows:

                                            KCL           AH Life
     Year                               Transaction     Acquisition

     1996                                   12.0 %          9.0 %
     1997                                   10.4            8.5
     1998                                   10.0            8.5
     1999                                    9.8            8.5
     2000                                    9.8            8.0

Note 5.  Policy Liabilities Information

The liability for future policy benefits associated with ordinary life insurance policies issued by J-P Life has been determined using interest rate assumptions which vary by year of issue and range from 3% to 9.9% for participating policies, remaining level for all durations. For nonparticipating J-P Life policies, assumed interest rates grade uniformly over 20 to 30 years with initial rates ranging from 3% to 9.75% and ultimate rates ranging from 3% to 6%. Interest rate assumptions for J-P Life's weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to individual life insurance policies.
Interest rate assumptions used to value the business assumed in the KCL transaction fall within the ranges of rates applied in the valuation of comparable J-P Life products. For term insurance policies issued by AH Life prior to 1993 (prior to 1994 for FAHL issues), assumed interest rates grade from 9.5% to 8% over 10 years. Assumed interest rates for post-1992 AH Life term policies (post-1993 FAHL issues) grade from 6.5% to 5% over 10 years.

Credited interest rates for J-P Life's universal life-type products approximated 6.35% in 1995 and 6.5% in 1994 and 1993. Credited rates for comparable products assumed in the KCL transaction approximated J-P Life's 1995 rates. For annuity products issued by J-P Life, credited interest rates generally ranged from 5.2% to 6.35% during 1995, 5% to 6.5% during 1994 and 5% to 6.25% during 1993. Credited rates for annuity products assumed from KCL fall within the 1995 range applicable to J-P Life products. Credited interest rates pertaining to AH Life annuity products during the post-acquisition period ranged from 6% to 14.75% for pre-1987 issues and from 4.5% to 11% for 1987 and subsequent issues.

J-P Life's assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies issued by J-P Life from 1948 to 1972 are based on its historical experience and generally range between Linton's A and B tables. For policies issued by J-P Life in 1972 and later years, withdrawal rate assumptions are based on historical company experience and vary by issue age, type of coverage and policy duration. Mortality and withdrawal assumptions pertaining to the KCL business are similar to those applied to J-P Life policies. Mortality and withdrawal assumptions applied in the valuation of AH Life's ordinary life insurance policies are based on historical company experience. For immediate annuities issued by AH Life prior to 1987, mortality assumptions are based on blends of the 1971

Individual Annuity Mortality Table and the 1969-71 U. S. Life Tables. For similar AH Life products issued after 1986, mortality assumptions are based on blends of the 1983a and 1979-81 U. S. Life Tables. For AH Life's pre-1993 term insurance policies (pre-1994 for FAHL term policies), mortality assumptions are based on the 1965-70 Basic Table, adjusted for company experience. From 1993 forward (1994 forward), mortality assumptions used in the valuation of AH Life's ("FAHL's") term insurance policies are based on the 1975-80 Basic Table, adjusted for company experience.

Activity in the liabilities for accident and health and disability insurance benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses is summarized below (in thousands). Substantially all of the claims and claim adjustment expenses incurred relate to each respective current year.

                                        1995            1994            1993

Balance as of January 1            $  266,046      $  262,164     $   247,202
Less reinsurance recoverables          12,524          11,312           8,358
Net balance as of January 1           253,522         250,852         238,844
Amount incurred                       330,324         308,949         305,648

Amount paid, related to:
Current year                          242,483         228,233         220,682
Prior years                            81,966          78,046          72,958
                                      324,449         306,279         293,640

Net balance as of December 31         259,397         253,522         250,852
Plus reinsurance recoverables          14,262          12,524          11,312
Balance as of December 31          $  273,659      $  266,046      $  262,164

Balance as of December 31 included with:

Future policy benefits             $  130,435      $  116,558      $  106,640
Policy and contract claims            143,224         149,488         155,524
                                   $  273,659      $  266,046      $  262,164

Note 6.  Debt

Short-term borrowings:

In October 1995, the Company entered into an agreement with a syndicate of banks under which it obtained $450 million of unsecured 364-day revolving credit. The credit facility includes a revolving loan commitment (committed loans) with a competitive loan component (competitive loans). Committed loans bear interest at an annual rate that is either (1) a base rate equal to the greater of the Federal Funds Rate plus 1/2 of 1% or the prime rate of the bank acting as agent for the syndicate or (2)
a Eurodollar rate computed based on the LIBOR and the agent's
Eurodollar reserve percentage.   Interest rates applicable to
committed loans and the interest periods for Eurodollar rate borrowings are determined by the Company at the time a borrowing is initiated. Interest rates and interest periods applicable to competitive loans are determined by a competitive bid process.

At various times through September 1995, the Company had outstanding borrowings under unsecured bank lines of credit.
Interest rates and maturities of borrowings under the lines of credit were bilaterally determined at the time a loan was initiated.

The weighted average interest rate of the $230 million of Eurodollar rate committed loans outstanding as of December 31, 1995 was 6.04%. The weighted average interest rate of the $29.35 million of short-term borrowings outstanding as of December 31, 1994 was 6.23%. The weighted average interest rate on all short-term borrowings was 6.33% during 1995 and 4.5% during 1994. The maximum amount of short-term borrowings outstanding during 1995 was $390 million ($90 million during 1994). Interest expense on short-term borrowings approximated $6.2 million on average outstanding balances of $98 million during 1995 and $1.7 million on average outstanding balances of $38 million in 1994. Interest expense on short-term borrowings was not significant in 1993.

Other debt:

In December 1995, the Company completed a public offering of 1,815,000 unsecured Automatic Common Exchange Securities (ACES) Due January 21, 2000, having a principal amount of $72.50 per security. Interest at an annual rate of 7.25% is payable quarterly in arrears. The proceeds, after payment of transaction costs, were used in financing the acquisition of Alexander Hamilton Life Insurance Company of America and affiliates.

The ACES are redeemable beginning 30 days prior to maturity.
Upon maturity or redemption, the principal amount of the ACES will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank Corporation (the stock) determined based on an exchange rate, plus accrued interest in cash or (2) cash in an amount of equal value. Holders of ACES called for redemption will receive an additional cash payment of $0.05 per security. The Company may exercise the cash payment option with respect to all, or less than all, of the stock deliverable upon maturity or redemption. The exchange rate is determined based on the average closing price of the stock for the 20 trading days ending two days prior to maturity (the maturity price) or notice of redemption (the redemption price). Subject to adjustments that may result from certain dilution events, the exchange rate for each of the ACES held is equal to
(1) 0.8333 shares of the stock if the maturity price or redemption price is at least $87 per share, (2) a fractional share of the stock having a value equal to $72.50 if the maturity price or redemption price is more than $72.50 per share but less than $87 per share or (3) one share of the stock if the maturity price or redemption price is not more than $72.50 per share.

The Company is also obligated under a variable rate note with an outstanding balance of $5.56 million as of December 31, 1995, maturing in December 1997 and collateralized by property and equipment carried at $1.8 million.

Note 7.  Securities Sold Under Agreements to Repurchase

During 1995 and 1994, J-P Life sold U. S. Treasury obligations under repurchase agreements involving broker and dealer counterparties. The repurchase agreements are accounted for as financing transactions and the related obligations, together with accrued interest, have been included with liabilities in the consolidated balance sheets.

As of December 31, 1995, securities carried at fair value of $196 million with amortized cost of $188 million were subject to open repurchase agreements having initial maturities of 30 to 60 days and weighted average remaining maturities of 19 days. As of December 31, 1994, securities carried at fair value of $266 million with amortized cost of $273 million were subject to open repurchase agreements having initial maturities of 120 days and weighted average remaining maturities of 68 days. The maximum repurchase liability at any month-end was $264.7 million during 1995 and $267 million during 1994. The weighted average interest rate of repurchase liabilities outstanding as of December 31, 1995 and 1994 was 5.8%. The weighted average interest rate on month-end repurchase liabilities was 6.07% during 1995 and 4.34% during 1994. Interest expense totaled $15.72 million on average month-end repurchase liabilities of $258.9 million during 1995 and $9.6 million on average month-end liabilities of $221 million during 1994.

Note 8.  Redeemable Preferred Stock

The non-voting floating rate redeemable preferred stock issued by AH Life provides holders of the securities a senior claim with regard to payment of dividends and distribution of assets upon liquidation, dissolution, and winding up of the corporation. Dividends are cumulative and are payable quarterly at the rate of LIBOR plus 1.25% per annum applied to the $100 par value of the shares. Certain additional provisions apply if dividend payments are not paid in accordance with the purchase agreement. At any time subsequent to April 5, 1998, a holder of the preferred shares may, upon 10 days prior written notice, require AH Life to redeem its shares at a redemption price of $100 per share plus an amount equal to accrued and unpaid dividends. At any time subsequent to October 5, 2000 AH Life may redeem all of the outstanding shares of preferred stock at a redemption price of $100 per share plus an amount equal to accrued and unpaid dividends. A liquidating distribution in the amount of $100 per share plus an amount equal to accrued and unpaid dividends shall be paid to holders of the preferred shares prior to any payment or distribution to holders of the common shares of AH Life in the event of liquidation, dissolution, or winding up of the corporation.

Note 9.  Stockholders' Equity and Stock Plans

Undesignated preferred stock:

On May 1, 1995, the Company's shareholders approved an amendment to the articles of incorporation under which 20,000,000 shares
of preferred stock were authorized.   The preferred stock may be
issued in one or more series by authorization of the Board of Directors (Board) without further shareholder approval. The
Board has broad powers to determine all designations, relative rights, preferences and limitations of the preferred stock. Holders will not be entitled to more than the lesser of one vote per $100 liquidation value or one vote per share when voting as a class with the holders of the Company's common stock, and will not be entitled to vote separately as a class except where the preferred stock is adversely affected or where applicable law requires a class vote. No holders of the Company's common stock will have preemptive rights to acquire any preferred stock issued.

Common stock:

On May 1, 1995, the shareholders approved an amendment to the articles of incorporation which increased the number of authorized shares of common stock from 100 million to 150 million.

On November 6, 1995, the Board authorized a three-for-two common stock split which was effected as a 50% stock dividend distributed on December 22, 1995 to shareholders of record as of December 8, 1995. The split-adjusted value of fractional shares was paid in cash. The par value of additional shares issued, which totaled $29,670,000, was reclassified from retained earnings to common stock during 1995. All share and per share information gives retroactive effect to the stock split.

Changes in the number of shares outstanding during each of the three years in the period ended December 31, 1995 are as follows:

                                            Year Ended December 31,
                                      1995            1994            1993
Shares outstanding, beginning      72,674,060      74,194,456      75,656,074
Shares issued under stock plans        32,749         489,238         164,283
Shares reacquired                  (1,493,647)     (2,009,634)     (1,625,901)
Shares outstanding, ending         71,213,162      72,674,060      74,194,456

Stock plans:

On May 1, 1995, the shareholders approved an amendment and restatement of a stock option plan which was originally established in 1989 and first amended in 1990. The amended and restated plan is a Long Term Stock Incentive Plan in which only employees of the Company and certain full-time life insurance agents may participate (Employees' Plan). The Employees' Plan is, as before the 1995 restatement, administered by the Compensation Committee (Committee) of the Board, exclusive of any member who is not disinterested within the meaning of the applicable securities laws. The Committee has exclusive authority to interpret and govern the Employees' Plan, to identify eligible employees, to award nonqualifed or incentive stock options and stock appreciation rights and to make grants of the Company's stock. Stock grants may be either restricted stock or stock distributed upon the achievement of performance goals established by the Committee. Discretionary unrestricted stock grants are no longer permitted. The Committee establishes the terms, conditions and duration of each award. Upon adoption of the amendment and restatement, an additional 3,000,000 shares of the Company's common stock were reserved for the Employees'
Plan and a total of 4,345,000 shares remain reserved for its purposes as of December 31, 1995. The option price may not be less than the market value of the Company's common stock on the date awarded. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date.
The option price for shares acquired is due in full upon exercise in cash, shares of the Company's common stock, or a combination of the two. Shares received upon exercise of stock options, shares subject to an option that expires or otherwise terminates unexercised and any shares withheld for payment of taxes due upon exercise may again be subjected to option.
Grants of restricted and unrestricted stock are limited to 10% of the total shares reserved for the Employees' Plan. The Employees' Plan will terminate as to further awards on May 1, 2005, unless sooner terminated by the Board.

During 1989, the Committee awarded options to each employee and full-time life insurance agent who met specified requirements, with the number of options offered to eligible employees and agents determined based on compensation. Options included in the 1989 award became exercisable in 1994. During 1992, the Committee awarded options, exercisable in 1997, to those employees who met requirements similar to those applied in the 1989 award but were not eligible to participate in the previous award. The Committee awarded options to certain officers in each of the years 1993 through 1995, certain of which were in accordance with the terms of employment agreements.

Note 9.      Stockholders' Equity and Stock Plans (Continued)

Under the 1990 amendment, the Committee was authorized to make grants of the Company's common stock to selected officers and to make one-time common stock grants to current and future non-employee directors. Non-employee directors were granted an aggregate of 6,750 shares in 1993. During 1995, a total of 6,724 shares were issued to six executive officers under the Company's long term incentive compensation program.
Compensation expense related to common stock grants was not material in any year presented.

Also on May 1, 1995, the shareholders approved a Non-Employee Directors' Stock Option Plan (Directors' Plan) under which 300,000 shares of the Company's common stock were initially reserved. All members of the Company's Board of Directors who are not employed by the Company or any affiliate on the date of an option award are eligible to participate. The Directors' Plan is intended to be self-governing and provides for automatic awards of nonqualified stock options as specified therein.

An option to purchase 7,500 shares of the Company's common stock was automatically awarded to each eligible non-employee director during 1995. Each such option vested upon stockholder approval of the Directors' Plan and became exercisable in November 1995. An automatic award of an option to purchase 7,500 shares is made to each new eligible non-employee director on the date that such new director joins the Board. Options awarded to new eligible non-employee directors vest and become exercisable in three equal annual installments beginning on the first anniversary of the award date. An automatic award of an option to purchase 3,375 shares will be made to each eligible non-employee director, other than one who received an initial option award during the preceding six months, on the date of the first regular quarterly meeting of the Board in each year from 1996 through 1999. The annual option awards vest on the first anniversary of the date awarded. During 1995, the Company awarded options to purchase an aggregate of 97,500 shares to eligible non-employee directors, of which 15,000 were exercised in 1995. Of the 82,500 options outstanding at December 31, 1995, all but 7,500 are exercisable. An additional 202,500 shares remain available for option under the Directors' Plan as of December 31, 1995.

The exercise price per share for all options awarded under the Directors' Plan is 100% of the market value per share on the date of award, payable in full upon exercise in cash, shares of the Company's common stock, or a combination of the two. Options awarded under the Directors' Plan terminate ten years from the date of award and are subject to earlier termination under certain circumstances. Any shares subject to an option that expires or terminates unexercised will again be available for option under the Directors' Plan. The Directors' Plan will terminate as to further awards on March 31, 1999.

Summarized information about outstanding stock options, exercisable options and shares available for purposes of the Company's stock plans follows:

Note 9.      Stockholders' Equity and Stock Plans (Continued)

                             Option Price   Outstanding  Exercisable  Available
                               Per Share      Options      Options     Shares

Balances, January 1, 1993  $15.28 - $26.83    838,095     298,138    1,134,960
Options awarded            $32.17 - $37.33    142,500        -        (142,500)
Shares granted                    -              -           -          (6,750)
Options becoming
   exercisable             $15.28 - $37.33       -        178,949         -
Options exercised          $15.28 - $26.83   (157,533)   (157,533)      27,201
Options terminated         $15.28 - $26.83    (42,782)       -          42,782
Balances,
  December 31, 1993        $15.28 - $37.33    780,280     319,554    1,055,693
Options awarded            $30.09 - $34.75    193,500        -        (193,500)
Options becoming
   exercisable             $15.28 - $30.08      -         459,738         -
Options exercised          $15.28 - $26.83   (489,238)   (489,238)      15,624
Options terminated         $15.28 - $26.83    (20,762)       -          20,761
Balances,
   December 31, 1994       $17.11 - $37.33    463,780     290,054      898,578
Shares authorized                 -              -           -       3,300,000
Options awarded            $36.42 - $37.33    483,000        -        (483,000)
Shares granted                    -              -           -          (6,724)
Options becoming
   exercisable             $30.08 - $36.42       -        175,500         -
Options exercised          $17.11 - $36.42     26,025)    (26,025)         865
Options terminated         $26.83 - $30.08    (14,554)       -          14,554
Balances,
  December 31, 1995        $26.17 - $37.33    906,201     439,529    3,724,273

Outstanding options that are not yet exercisable as of December 31, 1995 will become exercisable as follows:

                                                                Options
                                             Option Price       Becoming
      Year                                     Per Share       Exercisable
      1996                                  $30.08 - $37.33      148,500
      1997                                  $26.83 - $37.33      203,422
      1998                                  $36.42 - $37.33      114,750

                                                                 466,672

Note 10.  Statutory Financial Information

A comparison of net income and statutory capital and surplus of J-P Life and AH Life, determined on the basis of statutory accounting practices prescribed or permitted by regulatory authorities (SAP) to net income and stockholder's equity of each on the basis of generally accepted accounting principles (GAAP) follows (in thousands):

                                           Statutory Accounting Practices

J-P Life                                 1995          1994           1993

Net income for the year
   ended December 31:
Before gain recognized upon
   transfer of subsidiary to
   parent company                    $  179,210     $  158,298    $  138,893
Gain recognized upon transfer
   of subsidiary to parent
   company in an extraordinary
   dividend                             275,652           -             -
Reported net income                  $  454,862     $  158,298    $  138,893
Statutory capital and surplus
   as of December 31                 $  830,236     $  971,553    $  945,157



                                   Generally Accepted Accounting Principles

                                        1995           1994           1993

Net income for the year ended
   December 31:

Before cumulative effect of
   change in accounting principle   $   201,469    $   194,502    $   183,989
Cumulative effect of change in
   accounting principle, net
   of tax benefit of $10,195               -              -           (19,790)
Reported net income                 $   201,469    $   194,502    $   164,199

Stockholder's equity as of
   December 31                      $ 1,529,571    $ 1,429,541    $ 1,435,098

                                                                   Generally
                                                   Statutory       Accepted
                                                   Accounting      Accounting
AH Life                                            Practices       Principles

Net income for the three months
  ended December 31, 1995                          $  45,917      $    19,467

Capital and surplus/stockholder's
   equity as of December 31, 1995                  $ 281,722      $    584,194


J-P Life (domiciled in the State of North Carolina) and AH Life (domiciled in the State of Michigan) prepare financial statements on the basis of SAP prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and administrative rules. Permitted SAP encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory capital and surplus is not material for either subsidiary.

The principal differences between SAP and GAAP as they relate to the financial statements of the subsidiaries are (1) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (2) the value of acquired insurance in force is not capitalized under SAP but is under GAAP, (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (7) no provision is made for deferred income taxes under SAP, (8) certain assets are not admitted for purposes of determining surplus under SAP, and (9) certain debt obligations that meet specified statutory criteria are accounted for as surplus under SAP.

The insurance statutes of the states of domicile limit the amount of dividends that the subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on statutory net income for the preceding year and statutory capital and surplus at the end of the preceding year. During 1995, J-P Life paid the parent company the maximum amount of dividends permitted without approval.
Also during 1995, J-P Life transferred its interest in a wholly-owned subsidiary, the principal asset of which is NationsBank Corporation common stock, to the parent company in an extraordinary dividend approved by the North Carolina Department of Insurance. For SAP reporting purposes, J-P Life carried the subsidiary at statutory equity value of approximately $327 million on the transfer date, with an unrealized gain of $276 million included in surplus. Upon transfer, J-P Life recognized a gain in its statutory statement of operations and a dividend equal to carrying amount. The dividend was recorded at cost in J-P Life's GAAP financial statements and no gain was recognized. Because of the 1995 extraordinary dividend, J-P Life must obtain regulatory approval for 1996 dividends. Any dividend paid by AH Life before October 2, 1996 will require approval of the Michigan Director of Insurance. Thereafter, AH Life may pay dividends totaling up to $55,470,000 through December 31, 1996.

Risk-Based Capital ("RBC") requirements promulgated by the NAIC became effective for life insurance companies in 1993. Under RBC requirements, life insurers must maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk. As of December 31, 1995, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

Note 11.  Shareholders' Rights Plan

Under a shareholders' rights plan established in 1988 (the "Plan"), the Board declared a dividend of one common share purchase right for each outstanding share of the Company's common stock. The Plan was amended and restated during 1994. Under the amended and restated Plan, the rights detach and become exercisable ten days after a person or group publicly announces the acquisition of 15% or more of the Company's common stock, or ten business days after a person or group announces an offer which, if consummated, would result in the offeror owning 15% or more of the common stock. In the event that a person or group inadvertently exceeds the 15% threshold and promptly reduces its holdings to less than 15% of the common stock, the Board is authorized to exempt such an occurrence from triggering
the Plan's provisions.   If and when the rights become
exercisable, a holder would be entitled to purchase from the Company one share of common stock for each right held at a price of $123.33 per share. The exercise price, number of shares covered by each right and number of rights outstanding are subject to adjustment upon the occurrence of certain events described in the amended and restated Plan.

If the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, the rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value of twice the exercise price. In the event that any person or group acquires 15% or more of the Company's common stock, a holder (other than the acquiring person or group) will be entitled to purchase for each right held a number of additional shares of the Company's common stock having a market value of twice the exercise price. Following an acquisition by any person or group of 15% or more of the Company's common stock, but only prior to the acquisition by a person or group of a 50% stake in the common stock, the Board may also authorize the exchange of one share of the Company's common stock for each right held by holders other than the acquiring person or group.

The rights expire on November 7, 2004 and are redeemable upon action by the Board at a price of $.01 per right at any time before they become exercisable.

Note 12.  Income Taxes

Income taxes as reported in the consolidated statements of income are as follows (in thousands):

                                             Year Ended December 31,
                                          1995         1994          1993

Current expense                       $  116,123   $  109,794   $   108,738
Deferred expense (benefit)                 9,326        7,913        (7,841)
Income taxes reported with income
   from continuing operations before
   cumulative effect of change in
   accounting principle                  125,449      117,707       100,897
Income taxes reported with income
   discounted discontinued operations      4,089        1,603         1,853
Deferred income tax benefit reported
   with cumulative effect of change
   in accounting principle                  -             -         (12,926)
Aggregate reported income taxes       $  129,538   $  119,310   $    89,824

A reconciliation of the federal income tax rate to the Company's effective income tax rate, computed based on income from continuing operations before cumulative effect of change in accounting principle, follows:

                                                Year Ended December 31,
                                        1995           1994           1993

Federal income tax rate                 35.0%          35.0%          35.0%

Reconciling items:
Tax exempt interest and dividends
   received deduction                   (2.0)          (1.9)          (2.3)
Recoveries and reductions of
   amounts provided for prior
   years' tax assessments                 -              -            (0.5)
Other increases, net                      -             0.8            0.3
Effective income tax rate               33.0%          33.9%          32.5%

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                       December 31,
                                                   1995           1994

Deferred tax assets:

Difference in policy liabilities            $     329,808      $    94,149

Capitalization of acquisition costs for
  income tax purposes, net of amortization         78,431           20,353

Obligation for postretirement benefits
  other than pensions                              12,124           12,012
Deferred compensation                              13,983            1,507
Other deferred tax assets                          13,505           12,663
Gross deferred tax assets                         447,851          140,684
Valuation allowance                               (12,686)            -
Deferred tax assets after valuation allowance     435,165          140,684

Deferred tax liabilities:

Net unrealized gains on securities
   available for sale                             279,787          121,989
Deferral of policy acquisition
   costs and value of insurance in
   force for financial reporting
   purposes, net of amortization                  314,991          111,656
Deferred gain recognition for income
   tax purposes                                    16,956            7,857
Differences in investment bases                    19,617            6,655
Depreciation differences                            8,024            7,582
Other deferred tax liabilities                     10,688            7,198
Gross deferred tax liabilities                    650,063          262,937
Net deferred tax liabilities included
   in consolidated balance sheets            $   (214,898)     $  (122,253)

In connection with the acquisition of Alexander Hamilton Life Insurance Company of America and affiliates, the Company recorded net deferred tax assets of approximately $87.2 million and established a valuation allowance of $12,686,000 against certain specific deferred tax assets as to which it could not
conclude that realization is more likely than not.   If the
deferred tax assets against which the allowance was established are realized in the future, the resultant reduction of the allowance will be allocated to reduce cost of acquired businesses in excess of net assets.

Federal income tax returns for all years through 1990 have been examined by the Internal Revenue Service and are closed. Settlements and other resolutions during 1993 resulted in the recovery of taxes and interest previously paid for years through 1987 and reductions of amounts provided for potential assessments involving subsequent years. In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.

Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus". J-P Life has approximately $91 million of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The Company does not believe that any significant portion of the account will be taxed in the foreseeable future and no related deferred tax liability has been recognized. If the entire balance of the account became taxable under the current federal rate the tax would approximate $32 million.

Note 13.  Retirement Benefit Plans

The Company and its subsidiaries have defined benefit pension plans covering substantially all employees and full-time life insurance agents. The plans are noncontributory and are funded through group annuity contracts with J-P Life. The plans provide benefits based on annual compensation and years of service. The funding policy is to contribute annually no more than the maximum amount deductible for federal income tax purposes. The assets of the plans are those of the related contracts, approximately $33.7 million of which are on deposit in the general account of J-P Life as of December 31, 1995. Plan assets approximating $242.6 million are held in separate accounts established by J-P Life in 1994.

The components of pension expense were as follows (in thousands):

                                                Year Ended December 31
                                         1995           1994           1993

Service cost, benefits earned
   during the year                   $   6,197   $     6,320     $    7,259
Interest cost on projected
   benefit obligation                   11,941        12,557         11,414
Actual return on plan assets           (36,687)      (13,135)       (11,235)
Net amortization and deferral           19,387        (3,697)        (4,947)
Pension expense                      $     838   $     2,045     $    2,491

The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets (in thousands):

                                                        December 31
                                                   1995            1994

Actuarial present value of benefit obligation:

   Vested benefit obligation                   $  205,272       $  186,405

   Accumulated benefit obligation              $  208,210       $  188,681

   Projected benefit obligation                $  224,460       $  207,403

Plan assets at fair value                         276,280          231,943

Plan assets in excess of projected
   benefit obligation                              51,820           24,540
      Unrecognized net gain                       (39,532)         (17,836)
      Unrecognized net asset                      (18,833)         (20,984)
      Unrecognized prior service cost               8,860           10,176
Prepaid (accrued) pension cost                $     2,315       $   (4,104)

During 1995, the Company recognized pension plan curtailment gains of $1.4 million with the sale of the assets and operations of JPDS and $.6 million with the sale of Jefferson-Pilot Fire & Casualty Company. The acquisition of Alexander Hamilton Life Insurance Company of America and affiliates during 1995 increased the projected benefit obligation by $12.8 million and plan assets by $16.1 million. The increase in projected benefit obligation attributable to the reduction in discount rate in 1995 was offset primarily by the combined effects of reducing the assumed rate of compensation increase and increasing the assumed turnover rate.

Certain assumptions used in determining the funded status of the plans were as follows:

                                                   1995    1994    1993

Discount rate                                      7.00%   7.75%   6.50%

Expected long-term rate of return on plan assets   8.00%   8.00%   8.00%

Rate of increase in compensation levels            5.00%   5.75%   4.25%


Benefits provided to retirees by annuity contracts issued by J-P
Life approximated $11.0 million in 1995, $11.2 million in 1994 and $10.0 million in 1993.

The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. Substantially all of the Company's employees and qualifying agents may become eligible for these benefits if they reach retirement age or become disabled while employed by the Company and meet certain years-of-service requirements. Most of the postretirement health care and life insurance benefits are provided through J-P Life and, until December 1993, were funded as payments were made to retirees or their beneficiaries. In December 1993, the Company began contributing to a welfare benefit trust from which future benefits will be paid.

Prior to 1993, the cost of providing postretirement health care and life insurance benefits was recognized in the year paid. In 1993, the Company adopted SFAS 106 Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 106 requires accrual of the cost of providing postretirement benefits during the employees' active service periods and covers all postretirement benefits other than pensions that an employer expects to provide to current and former employees. The Company elected to immediately recognize the accumulated obligation for postretirement benefits under SFAS 106, which represents the actuarial present value of future benefits attributable to the service of eligible employees to January 1, 1993. Accordingly, the consolidated statement of income for 1993 includes a charge of $24,109,000, representing initial recognition of the accumulated benefit obligation of $37,035,000, net of deferred tax benefit of $12,926,000.

The components of nonpension postretirement benefits expense for 1995 and 1994 were as follows (in thousands):

                                       Health Care         Life Insurance
                                        Benefits              Benefits
                                    1995       1994       1995        1994

Service cost, benefits earned
   during the year               $   412    $   433    $   286     $   320
Interest cost on accumulated
   benefit obligation                929        892        790         789
Actual return on plan assets         (96)       (57)      (126)        (72)
Net amortization and deferral     (1,139)    (1,023)      (420)       (293)
Nonpension postretirement
   benefits expense              $   106    $   245    $   530     $   744

The following table sets forth the funded status of the Company's postretirement health care and life insurance plans as of December 31, 1995 and 1994 (in thousands):

                                Health Care Benefits    Life Insurance Benefits
                                  1995         1994        1995         1994

Plan assets at fair value         $  2,026   $  1,557    $ 2,895    $   2,053

Accumulated postretirement
  benefit obligation:

Retirees and surviving spouses      11,003      8,656      9,353        7,465
Fully eligible active participants     743        650      1,201        1,055
Other active participants            3,943      2,851      2,329        1,720
                                    15,689     12,157     12,883       10,240

Accumulated  postretirement
  benefit obligation in excess
  of  plan assets                  (13,663)   (10,600)    (9,988)      (8,187)

Unrecognized (benefit) prior
  service cost                      (8,248)    (9,696)    (2,776)      (3,403)
Unrecognized net (gain) loss          (541)    (2,061)     1,733          240

Accrued postretirement
  benefit cost                    $(22,452)  $(22,357)  $(11,031)   $ (11,350)

Curtailment gains totaling approximately $1.0 million were recognized during 1995, substantially all of which resulted from the sale of the assets and operations of JPDS. The acquisition of Alexander Hamilton
Life Insurance Company of America and affiliates during 1995 increased accumulated postretirement benefit obligations by a total of approximately $3.0 million and the reduction in discount rate increased the obligations by about $2.5 million.

Certain assumptions used in determining the funded status of the plans were as follows:

                                                      1995    1994    1993
Discount rate                                           7%      8%      7%
Expected long-term rate of return on plan assets        9%      9%      7%

Effective April 1, 1993, the Company changed the eligibility criteria of its postretirement health care and life insurance plans to require employees and qualifying agents to complete 15 years of service after the age of 45 to be eligible for these benefits. Employees and agents hired before January 1, 1994, who were age 50 or older when hired, will be permitted to qualify for these benefits at age 65 with 10 years of service. Effective January 1, 1994 the Company changed its postretirement health care plan to limit annual benefit increases to a maximum rate of 4%. Since future health care cost trend rates in excess of 4% have been assumed in determining the accumulated postretirement benefit obligation as of December 31, 1995, future health care cost increases exceeding 4% per year will have no effect on the Company's obligation. The preceding changes resulted in the establishment of negative prior service cost during 1993, which is being amortized on a straight-line basis over the average remaining period of service to full eligibility of active employees who are not fully eligible.

Effective January 1, 1995, the Company adopted a defined contribution retirement plan covering all employees and full-time agents who have completed one year of service and attained age 21. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code and includes a profit sharing component. The Company matches a portion of participant contributions by contributing to a fund which acquires and holds shares of the Company's common stock for the account of participants. Profit sharing contributions ranging up to 4% of participant earnings are made to the Company common stock fund annually based on established performance and/or profitability goals. Plan assets are invested under a group variable annuity contract issued by J-P Life. The Company expensed approximately $2.3 million related to the plan during 1995.

Note 14.  Reinsurance

The Company's life insurance subsidiaries attempt to reduce their exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. During 1995, J-P Life continued to follow a practice of reinsuring the portion of an individual life insurance risk that exceeds $1 million, with an additional $250,000 retention for accidental death benefits. Individual life insurance risks assumed in the KCL transaction that exceed $350,000 are also reinsured. AH Life and FAHL generally reinsure that portion of an individual ordinary life insurance risk that exceeds $500,000 ($1 million for universal life-type products), with additional retention of $300,000 for accidental death benefits. The subsidiaries also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of term life and accident and health insurance risks underwritten. J-P Life assumes portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not material to the consolidated financial statements.

AH Life and FAHL have reinsured with affiliates of Household the PPA, COLI and Affiliated business written prior to the acquisition, all on a coinsurance basis with 100% reinsurance, settled monthly. AH Life is compensated by the reinsurers for administrative services related to the reinsured business. The amount due from reinsurers as reported in the December 31, 1995 consolidated balance sheet includes $1,404,308,000 due from the Household affiliates under these reinsurance agreements.

Assets related to the reinsured PPA and COLI business have been placed in irrevocable trusts formed to hold the assets for the benefit of AH Life and FAHL and are subject to investment guidelines which identify (1) the types and quality standards of securities in which new investments are permitted, (2) prohibited new investments, (3) individual credit exposure limits and (4) portfolio characteristics. Household and its affiliate reinsuring the COLI business have committed to use their best efforts to convert the reinsurance agreement covering that business to an assumption reinsurance agreement with an insurer having a Standard & Poor's Corporation (S&P) claims paying rating of at least A+ within three years or, at their option, to replace the reinsured COLI business with substitute issued policies. Household and its affiliate reinsuring the Affiliated business have committed to use their best efforts to convert the reinsurance agreements covering that business to assumption reinsurance agreements within four years of the acquisition date. Subject to regulatory approval, the Affiliated business reinsurance agreements will be converted into assumption reinsurance agreements on the fourth anniversary of the acquisition date. Household has entered into business transfer guarantee and support agreements with AH Life and the Company pertaining to the reinsured PPA and COLI business and a business transfer guarantee agreement pertaining to the reinsured Affiliated business. Under these agreements, Household has unconditionally and irrevocably guaranteed, as primary obligor, full payment and performance by its affiliated reinsurers.

The business transfer guarantee and support agreements for the PPA and COLI business obligate Household to ensure that the reinsurers maintain RBC ratios of at least 150% of Company
Action Level RBC, with the ratio requirement automatically increasing to 250% in the event of a decline in Household's consolidated net worth below a specified amount, or a change in its control. The agreements require annual cash flow testing of the PPA and COLI business and obligate Household to take corrective action if the results indicate that the associated reserves are inadequate. The agreements also specify certain events that will occur and actions that will be taken in the event Household's credit rating as assigned by S&P is less than BBB-. Among these actions are periodic determinations of the fair values of the assets and liabilities pertaining to the reinsured PPA and COLI business and, whenever the fair value of the reinsured liabilities of either exceeds that of the related business assets, then (1) the transfer by Household to the applicable Trust of assets, satisfactory to the Company, having fair value equal to any excess of reinsured liabilities over related business assets, or (2) arrangement by Household for a letter of credit in favor of the applicable Trust, issued by a financial institution with S&P credit rating not less than A, in an amount equal to 150% of any excess of liabilities over assets.

Any transfer of assets by Household under a guarantee and support agreement must be by either the purchase of additional shares of common stock of the applicable reinsurer or other contribution to its stockholder's equity. AH Life has the right to terminate the PPA and COLI reinsurance agreements by recapture of the related assets and liabilities if Household does not take a required action within 90 days of the triggering event. AH Life has the option to terminate the PPA and COLI reinsurance agreements on the seventh anniversary of the acquisition, by recapturing the related assets and liabilities at an agreed-upon price or their then-current fair values as independently determined. The reinsurers may retain the PPA business by permitting the rate used to determine annual compensation to AH Life to increase to a specified percentage of statutory reserves.

Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer that is party to a contract with a subsidiary to discharge its reinsurance obligations could result in a loss to the affected subsidiary. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities.
 No significant credit losses have resulted from the reinsurance activities of the subsidiaries during the three years presented.

Amounts due from reinsurers as reported in the consolidated balance sheets are summarized below (in thousands):

                                                          December 31,
                                                      1995            1994

Resulting from reinsurance activities
   pursuant to J-P Life's historical
   practices:

   Life and annuity                             $     6,489      $    7,317
   Accident and health                               14,820          12,815
                                                     21,309          20,132
Resulting from reinsurance activities
   associated with insurance in force
   assumed or acquired during 1995:
      KCL in force assumed                           11,922            -
      AH Life pre-acquisition business
        reinsured with affiliates of Household    1,404,308            -
      Other AH Life business reinsured               12,074            -
                                                  1,428,304            -

Resulting from reinsurance activities of
   discontinued property and casualty
   insurance operations                                -             11,136

Amounts due from reinsurers as reported
   in consolidated balance sheets               $ 1,449,613       $  31,268

The effects of reinsurance on total premiums and other considerations and total benefits are as follows (in thousands):

                                                Year Ended December 31,
                                             1995        1994         1993

Premiums and other considerations,
   before effect of reinsurance ceded $ 872,399 $ 670,309 $ 645,592 Less premiums and other
   considerations ceded                      62,359      15,007       17,988
Net premiums and other considerations    $  810,040  $  655,302   $  627,604

Benefits, before reinsurance recoveries  $  901,385  $  641,773   $  610,927
Less reinsurance recoveries                  59,089      13,911        9,201
Net benefits                             $  842,296  $  627,862   $  601,726


Note 15.  Condensed Separate Company Financial Information

Condensed parent-only balance sheets, statements of income and cash flow information of Jefferson-Pilot Corporation are presented below (in thousands):

                        CONDENSED BALANCE SHEETS
                                                          December 31,
                                                      1995            1994

Assets:

Cash and short-term investments                   $       2,714   $       1,864
Debt securities available for sale,
   at fair value (amortized cost
   1995 $12,851; 1994 $151,126)                          13,428         135,952
Equity securities available for
   sale, at market value (cost
   1995 $9,200; 1994 $10,210)                            54,204          52,094
Investment in continuing subsidiaries,
   at equity                                          2,548,586       1,522,393
Investment in discontinued subsidiaries,
   at equity                                               -             65,040
Other investments                                         2,046           1,981
    Total cash and investments                        2,620,978       1,779,324
Due from subsidiaries                                      -              8,480
Other assets                                             17,468          11,276

                                                 $    2,638,446   $   1,799,080

Liabilities and Stockholders' Equity:

Debt obligations                                 $      361,588   $      29,350
Due to subsidiaries                                      75,629            -
Other liabilities                                        45,170          37,187
Stockholders' equity                                  2,156,059       1,732,543
                                                 $    2,638,446   $   1,799,080

                     CONDENSED STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                                     1995      1994      1993

Revenue, principally dividends from subsidiaries   $283,402  $159,824  $121,343
Expenses, principally general and administrative     10,775    11,183    11,513
                                                    272,627   148,641   109,830
Income taxes (benefit)                               (3,810)    7,518     1,453

                                                    276,437   141,123   108,377

Equity in undistributed net income of subsidiaries   (2,583)   98,114    86,795

Net income                                         $273,854  $239,237  $195,172


                   CONDENSED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                     1995     1994      1993

Cash Flows From Operating Activities
  Net income                                  $ 273,854  $ 239,237  $ 195,172
  Adjustments to reconcile to cash provided:
     Equity in undistributed net income of
        subsidiaries                              2,583    (98,114)   (86,795)
     Noncash dividends received from
        subsidiaries                           (144,294)   (18,270)      -
     Change in accrued items and other
        adjustments, net                         16,961     (8,302)    (12,596)
Net cash provided by operating activities       149,104    114,551      95,781

Cash Flows From Investing Activities
  Proceeds from sales of investments
    in securities                               403,573     22,354      71,937
  Purchases of investments in debt securities  (263,637)      -       (200,511)
  Acquisition of Alexander Hamilton Life
    Insurance Company of America and
    affiliates                                 (527,294)       -          -
  Other, net                                    (18,600)    16,288     10,537
Net cash provided by (used in) investing
  activities                                   (405,958)    38,642   (118,037)

Cash Flows From Financing Activities
   Proceeds from external borrowings            526,588       -        39,700
   Repayments of external borrowings           (194,350)   (10,350)      -
   Borrowings from subsidiaries                  68,650        -         -
   Cash dividends                               (89,269)   (81,814)   (75,986)
   Common stock transactions, net               (52,360)   (55,687)   (48,935)
   Other                                         (1,555)    (3,488)    (2,800)
Net cash provided by (used in) financing
   activities                                   257,704   (151,339)   (88,021)

Net increase (decrease) in cash and
   cash equivalents                                 850      1,854   (110,277)

Cash and cash equivalents:
  Beginning                                       1,864         10     110,287
  Ending                                      $   2,714  $   1,864  $       10


The parent company's stockholders' equity as of December 31, 1995 includes $1.315 billion of equity in undistributed net income of subsidiaries ($1.318 billion as of December 31, 1994) and $495 million of equity in net unrealized gains on subsidiaries' securities available for sale, after deferred income tax effect ($215 million as of December 31, 1994).

The only significant subsidiary that is not engaged in insurance operations is Jefferson-Pilot Communications Company ("JPCC"). JPCC is engaged in radio and television broadcasting operations and sports program production. Consolidated condensed financial statements of JPCC and subsidiaries are presented below (in thousands):

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31,
                                                     1995           1994
Assets:
  Cash and cash equivalents                   $       2,947     $     8,449
  Receivables                                        46,853          34,604
  Property and equipment, net                        40,051          39,444
  Cost of acquired businesses in excess
    of net assets and other                          52,020          50,413

                                              $     141,871     $   132,910

Liabilities and Stockholder's Equity:
  Trade obligations                           $      33,129     $    29,982
  Debt obligations to affiliate                      22,605          25,405
  Income taxes                                        8,855           7,505
    Total liabilities                                64,589          62,892

Stockholder's equity                                 77,282          70,018

                                              $     141,871     $   132,910


                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                 Year Ended December 31,
                                          1995           1994          1993

Revenue                                $ 162,694     $ 145,316      $ 117,085
Expenses                                 126,039       113,431         94,312
                                          36,655        31,885         22,773

Income taxes                              14,392        12,523          8,023

Income before cumulative effect of
   change in accounting principle         22,263        19,362         14,750

Cumulative effect of change in
   accounting principle, net (Note 13)       -            -            (3,079)

Net income                             $  22,263     $  19,362      $  11,671

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                              1995      1994       1993

Cash Flows From Operating Activities

  Net income                               $ 22,263   $ 19,362    $ 11,671

Adjustments to reconcile to
   cash provided:
    Depreciation and amortization             8,839      8,079       9,030
    Cumulative effect of
      accounting change, net                   -           -         3,079
    Other adjustments, net                   (4,591)     4,099      (2,979)

Net cash provided by operating activities  $ 26,511  $  31,540    $ 20,801

Cash Flows From Investing Activities
  Acquisition of broadcast properties       (1,500)    (18,750)    (23,123)
  Other purchases of property & equipment   (6,858)     (5,290)     (4,203)
  Other investing activities                (5,855)     (4,392)     (4,988)
Net cash used in investing activities      (14,213)    (28,432)    (32,314)

Cash Flows From Financing Activities
  Proceeds from term borrowings                -        10,000      19,700
  Repayments of term borrowings             (2,800)     (2,430)     (6,984)
  Dividends paid                           (15,000)     (4,000)     (5,000)
    Net cash provided by (used in)
    financing activities                   (17,800)      3,570       7,716

Net increase (decrease) in cash and
  cash equivalents                          (5,502)      6,678      (3,797)

Cash and cash equivalents:
  Beginning                                  8,449       1,771       5,568
  Ending                                 $   2,947   $   8,449   $   1,771


Note 16.  Segment Information

The Company's continuing operations are conducted principally through the following business segments:

Life insurance - Life insurance operations include the writing of individual and group life insurance, accident and health insurance and annuity products.

Communications - Communications operations consist principally of radio and television broadcasting and sports program production.

Amounts related to all operations which do not constitute reportable business segments have been combined with realized investment gains and consolidating adjustments in the lines described as "Corporate and other". Corporate operations consist of certain management and treasury activities and include income, gains and expenses that have not been allocated to reportable business segments. Amounts related to the discontinued other insurance segment are not included in segment information pertaining to results of operations. Depreciation and amortization includes amortization of cost of acquired businesses in excess of net assets and amortization of other intangible assets related to communications operations, but does not include depreciation of real estate investments.

Certain information about reportable business segments follows (in thousands):

                                               Year Ended December 31,
                                         1995           1994           1993

Revenue
  Life insurance                      $ 1,345,965   $ 1,025,672   $    986,971
  Communications                          165,815       172,501        144,961
  Corporate and other                      57,636        70,637         60,517
Consolidated                          $ 1,569,416   $ 1,268,810   $  1,192,449

Income from continuing operations before income taxes and cumulative effect of change in accounting principle

  Life insurance                     $    293,542   $   250,189   $    232,961
  Communications                           39,010        36,232         27,582
  Corporate and other                      48,210        61,182         49,915
Consolidated                              380,762       347,603        310,458

Identifiable assets at December 31
  Life insurance                     $ 15,911,603   $ 5,654,372   $  5,194,478
  Communications                          141,871       148,678        125,402
  Discontinued operations                    -          146,444        175,670
  Corporate and other                     424,538       190,842        145,071
Consolidated                         $ 16,478,012   $ 6,140,336   $  5,640,621

Depreciation and amortization
  Life insurance                     $      6,125   $       4,842  $     4,918
  Communications                            9,142          10,139       10,757
  Corporate and other                         652              88           54
Consolidated                         $     15,919   $      15,069  $    15,729

The cumulative effect of the 1993 change in accounting principle applicable to postretirement benefits other than pensions approximated $37 million on a pretax basis and related primarily to the life insurance segment ($30 million) and the communications segment ($6 million). Additions to property and equipment approximated $30 million in 1995 (including amounts resulting from the AH Life acquisition), $17 million in 1994 and $21 million in 1993. Included in the preceding amounts are additions related to the communications industry segment totaling $7.3 million, $13.6 million and $17.6 million in 1995, 1994 and 1993, respectively. Other additions to property and equipment related primarily to the life insurance segment. Expenditures for acquired businesses in excess of net assets and for identified intangibles by the communications segment totaled $1.1 million in 1995, $17.1 million in 1994 and $11.9 million in 1993 and resulted from acquisitions of broadcast properties. Cost in excess of net assets obtained in the AH Life acquisition amounted to $50.4 million. During 1995, equity securities carried at $327 million were transferred from the life insurance segment to the corporate segment.

Note 17.  Disclosures About Fair Value of Financial Instruments

The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity. Assets and liabilities related to the Company's separate accounts are reported at fair value in the accompanying consolidated balance sheets.

The fair values of debt and equity securities have been determined from nationally quoted market prices and by using values supplied by independent pricing services and discounted cash flow techniques. These fair values are disclosed together with carrying amounts in Note 3.

The fair value of the mortgage loan portfolio, carried at $1,049.5 million and $680.6 million as of December 31, 1995 and 1994, has been estimated by discounting expected future cash flows using the interest rate currently offered for similar loans. The estimated fair value of mortgage loans approximated $1,133 million and $698 million as of December 31, 1995 and 1994.

The fair value of policy loans outstanding, carried at $1,151.9 million and $206.4 million as of December 31, 1995 and 1994, has been estimated using a current risk-free interest rate applied to expected future loan repayments projected based on historical repayment patterns.
The estimated fair value of policy loans approximated $1,154 million and $190 million as of December 31, 1995 and 1994.

Annuity contracts issued by the Company do not generally have defined maturities. Fair values of the Company's liabilities under annuity contracts, the carrying amounts of which are included with policyholder contract deposits in the accompanying consolidated balance sheets, are estimated to equal the cash surrender values of the underlying contracts. The stated amount and estimated fair value of the Company's liability under annuity contracts in the accumulation phase totaled $4.815 billion and $4.596 billion as of December 31, 1995 ($1.081 billion and $1.039 billion as of December 31, 1994).

The fair values of dividend accumulations, experience-rated refund liabilities and other policyholder funds on deposit approximate their carrying amount of $296 million and $202 million since they are either subject to current withdrawal or are of a relatively short-term nature. The estimated fair value of liabilities under supplementary contracts not involving life contingencies, which are combined with dividend accumulations and other policyholder funds on deposit, are estimated to approximate carrying amount of $23 million in 1995 and $22 million in 1994.

The fair values of short-term borrowings approximate their carrying amounts of $230 million and $29.4 million as of December 31, 1995 and 1994 due to their short-term nature and interest rates approximating those currently available. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amounts of $196.0 million and $266.8 million as of December 31, 1995 and 1994, which amounts include accrued interest. The fair value of other debt as of December 31, 1995, reported at $137.1 million, is estimated to be $138.3 million based primarily on the nationally quoted market price for the Company's Automatic Common Exchange Securities.

The fair value of the Company's redeemable preferred stock approximates its stated amount of $50 million since its dividend rate is adjustable and reprices frequently.

The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheets, approximated $138 million and $65 million as of December 31, 1995 and 1994, respectively.

Except for the portfolio of equity securities classified as trading in the accompanying 1995 consolidated balance sheet, the Company has not maintained financial instruments for trading purposes.

Note 18.  Commitments and Contingent Liabilities

The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. All such commitments outstanding at December 31, 1995 were in the normal course of the Company's investment activities and pertained to future investments which are similar in nature to those it currently holds.

The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Annual rent expense approximated $6 million in 1995 and in 1994, and $8 million in 1993. Future rental commitments are expected to be slightly higher than current year amounts.

JPCC has commitments for purchases of syndicated television programming of approximately $8.3 million as of December 31, 1995. These commitments are not reflected as an asset or liability in the accompanying 1995 consolidated balance sheet since these programs are not currently available for use.

JP-Life is a defendant in a proposed class action suit alleging deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified compensatory and punitive damages, costs and equitable relief are sought. The case is in the preliminary stages of pleadings and discovery. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policy-holders as a matter of practice, and intends to vigorously defend.

The Company is involved in other legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation with certainty. Based on consultation with the Company's legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity.

Supplemental Cash Flow Information

Under the terms of the assumption reinsurance agreement to acquire the majority of the life insurance business of Kentucky
Central Life Insurance Company, liabilities were assumed as follows (in thousands):

Fair value of noncash assets acquired            $       931,891
Cash received from assumption reinsurance                164,488
Liabilities assumed                              $     1,096,379

In connection with the acquisition of Alexander Hamilton Life
Insurance Company of America and its affiliates, liabilities were assumed as follows (in thousands):

   Fair value of noncash assets acquired      $ 8,376,830
   Cash paid less cash received                  (505,306)
   Liabilities assumed                        $ 7,871,524


In connection with dispositions, noncash assets were disposed of as follows (in thousands):


   Liabilities disposed of                    $    50,176
   Cash received less cash paid                     6,060
   Noncash assets disposed of                 $    56,236


Cash payments for interest on financing arrangements totaled $23.1 million in 1995, $9.1 million in 1994, and $90 thousand in 1993. Cash payments for income taxes totaled $105 million, $127 million, and $114 million in 1995, 1994, and 1993, respectively.

Note 20.  Subsequent Event

In January 1996, JPCC entered into an agreement to purchase the assets and operations of radio station KIFM-FM in San Diego for $28.75 million. The purchase is subject to regulatory approval, but is currently expected to close during the second quarter of 1996. JPCC currently owns KSON-AM/FM in the San Diego market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On February 12, 1996 the Registrant's Board of Directors, upon recommendation of the Audit Committee, appointed Ernst & Young LLP as the independent public accountants to audit the financial statements of the Registrant and its consolidated subsidiaries for the fiscal year ending December 31, 1996.

     Previously, the financial statements have been audited by McGladrey & Pullen, LLP ("McGladrey"). The change reflects the Corporation's increasing size (assets more than doubled in 1995, principally through acquisitions) and growing needs for nationwide life insurance industry resources for both auditing and other services particularly those related to acquisitions. The change was made following a selection process in which McGladrey chose not to participate although it remained willing to serve as the auditors based on its existing life insurance industry resources.

     The balance of the disclosures required by Item 304 of Regulation S-K is contained in the Registrant's Form 8-K filed for February 12, 1996 and its definitive proxy statement for the 1996 annual meeting as filed on March 28, 1996. Once the audit work for 1995 has been completed on additional statements required for statutory purposes and a formal engagement of Ernst & Young LLP has been completed, the Registrant intends to file another Form 8-K to complete the Item 304 reporting.

                                Part III


Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 6, 1996 (the "Proxy Statement") is incorporated herein by reference. Executive Officers are described in Part I.

     Information under the heading "Security Ownership" of the Proxy Statement relating to delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.


Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Security Ownership" in the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information included under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.



                                    III-1

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.) List and Index of Exhibits included on page F-19 of this report.

     (b) A report on Form 8-K was filed on October 18, 1995 to report the acquisition of Alexander Hamilton Life Insurance Company of America, a Form 8-K/A (Amendment No. 1 to that Form 8-K) was filed November 8, 1995 to supply the proforma financial information, and a Form 8-K/A(Amendment No. 2 to that Form 8-K) was filed November 22, 1995 to update such proforma financial information to September 30, 1995.

     (c)  Exhibits are submitted as a separate section of this report.
          (See F-19.)

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.)

Undertakings

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-36778, 2-56410, 33-30530, 33-56369, 33-64137, and Form S-3
No. 33-63521 and in outstanding effective registration statements on Form S-16 included in such S-8 filings:

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

                                              JEFFERSON-PILOT CORPORATION
                                                     (Registrant)



                             BY (SIGNATURE)   /s/David A. Stonecipher
                            (NAME AND TITLE)  David A. Stonecipher
                                              President and Director
                                              (Also signing as Principal
                                               Executive Officer)
                            DATE              March 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY (SIGNATURE)       /s/Dennis R. Glass
(NAME AND TITLE)     Dennis R. Glass
                     Senior Vice President and Treasurer
                     (Principal Financial Officer)
DATE                 March 29, 1996



BY (SIGNATURE)       /s/Reggie D. Adamson
(NAME AND TITLE)     Reggie D. Adamson
                     Senior Vice President, Finance
                     (Principal Accounting Officer)
DATE                 March 29, 1996



BY (SIGNATURE)       /s/Thomas M. Belk
(NAME AND TITLE)     Thomas M. Belk, Director
DATE                 March 29, 1996



BY (SIGNATURE)       /s/William E. Blackwell
(NAME AND TITLE)     William E. Blackwell, Director
DATE                 March 29, 1996



BY (SIGNATURE)       /s/Edwin B. Borden
(NAME AND TITLE)     Edwin B. Borden, Director
DATE                 March 29, 1996

                                SIGNATURES
                                (continued)


BY (SIGNATURE)       /s/William H. Cunningham
(NAME AND TITLE)     William H. Cunningham, Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/C. Randolph Ferguson
(NAME AND TITLE)     C. Randolph Ferguson, Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/Robert G. Greer
(NAME AND TITLE)     Robert G. Greer, Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/George W. Henderson, III
(NAME AND TITLE)     George W. Henderson, III
DATE                 March 29, 1996


BY (SIGNATURE)       /s/Hugh L. McColl, Jr.
(NAME AND TITLE)     Hugh L. McColl, Jr., Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/E. S. Melvin
(NAME AND TITLE)     E. S. Melvin, Director
DATE                 March 29, 1996


BY (SIGNATURE)
(NAME AND TITLE)     William P. Payne, Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/Donald S. Russell, Jr.
(NAME AND TITLE)     Donald S. Russell, Jr., Director
DATE                 March 29, 1996


BY (SIGNATURE)       /s/Robert H. Spilman
(NAME AND TITLE)     Robert H. Spilman, Chairman
DATE                 March 29, 1996


BY (SIGNATURE)       /s/Martha A. Walls
(NAME AND TITLE)     Martha A. Walls, Director
DATE                 March 29, 1996

       List of Financial Statements and Financial Statement Schedules


                                                              Form 10-K
                                                               - Pages -

The Consolidated Financial Statements and
 Independent Auditor's Report                                II-28 - II-83

Independent Auditor's Report on Schedules                         F-2

Schedule I  - Summary of Investments - Other Than
              Investments in Related Parties                   F-3 - F-4

Schedule II - Financial Statements of Jefferson-Pilot
              Corporation:
  Condensed Balance Sheets as of December 31, 1995 and 1994       F-5
  Condensed Statements of Income for the Years Ended
    December 31, 1995, 1994, and 1993                             F-6
  Condensed Statements of Cash Flows for the Years
    Ended December 31, 1995, 1994, and 1993                       F-7
  Notes to Condensed Financial Statements                      F-8 - F-12

Schedule III - Supplementary Insurance Information            F-13 - F-14

Schedule IV  - Reinsurance                                        F-15

Schedule V   - Valuation and Qualifying Accounts              F-16 - F-17

Report of Independent Public Accountant Auditing
  Significant Subsidiary                                          F-18

List and Index of Exhibits                                    F-19 - F-21

     All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because either they pertain to items which are not applicable or to items which are not significant or to items for which the required disclosures have been included in the financial statements or notes thereto.

                 INDEPENDENT AUDITOR'S REPORT ON SCHEDULES





To the Board of Directors
Jefferson-Pilot Corporation
Greensboro, North Carolina



Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedules I, II, III, IV and V are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, based on our audits and the report of the other auditors, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As disclosed in the notes to consolidated financial statements, the Company changed its method of accounting for certain investments in debt and marketable equity securities in 1994 and changed its method of accounting for postretirement benefits other than pensions in 1993.



                                                   McGLADREY & PULLEN, LLP



Greensboro, North Carolina
February 6, 1996

Jefferson-Pilot Corporation and Subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties December 31, 1995

        Column A                               Column B        Column C         Column D
                                                                                 Amount
                                                                                at Which
                                                                               Shown in the
                                                                               Consolidated
Type of Investment                             Cost (a)          Value         Balance Sheet
Debt securities:
  Bonds and other debt instruments:
    United States Treasury obligations
      and direct obligations of U. S.
      Government agencies                  $   483,040,000   $   520,480,000   $   520,480,000
    Federal agency issued collateralized
      mortgage obligations                   1,774,585,000     1,856,118,000     1,856,118,000
    Obligations of states, municipalities
      and and political subdivisions (b)       331,973,000       338,043,000       337,650,000
    Obligations of public utilities (b)      1,356,219,000     1,417,739,000     1,397,853,000
    Corporate obligations (b)                5,128,068,000     5,275,096,000     5,174,240,000
    Corporate private-labeled
      collateralized mortgage obligations      600,685,000       640,435,000       640,435,000
  Redeemable preferred stocks                   61,181,000        58,837,000        58,837,000
         Total debt securities             $ 9,735,751,000   $10,106,748,000   $ 9,985,613,000

Equity securities:
  Common stocks:
    Public utilities                       $   112,912,000   $   268,046,000   $   268,046,000
    Banks, trust and insurance companies        28,928,000       360,348,000       360,348,000
    Industrial and all other                    79,393,000       197,510,000       197,510,000
  Nonredeemable preferred stocks                31,763,000        36,846,000        36,846,000
         Total equity securities           $   252,996,000   $   862,750,000   $   862,750,000
Mortgage loans on real estate (c)          $ 1,076,464,000                     $ 1,049,464,000
Real estate acquired by foreclosure (c)    $     4,400,000                     $     3,516,000
Other real estate held for investment      $    73,130,000                     $    73,130,000
Policy loans                               $ 1,151,947,000                     $ 1,151,947,000
Other long-term investments                $    41,705,000                     $    41,705,000
         Total investments                 $12,336,393,000                     $13,168,125,000

                                                  (Continued)

Jefferson-Pilot Corporation and Subsidiaries
Schedule I - Summary of Investments -
Other Than Investments in Related Parties (Continued)
December 31, 1995


a. Cost of debt securities is original cost, reduced by repayments and adjusted for amortization of premiums and accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.

b. Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. A portion of bonds and debt securities are recorded as investments held to maturity at amortized cost and a portion are recorded as investments available for sale at fair value.

c. Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances and declines in value that are other than temporary.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Balance Sheets of Jefferson-Pilot Corporation December 31, 1995 and 1994


ASSETS                                              1995              1994

Cash and investments (Note 3):
  Cash and cash equivalents                 $     2,713,539   $     1,864,097
  Debt securities available-for-sale             13,428,328       135,952,327
  Equity securities available-for-sale           54,204,132        52,093,483
  Investment in continuing subsidiaries       2,548,585,748     1,522,393,224
  Investment in discontinued subsidiaries           -              65,039,937
  Other investments                               2,046,667         1,980,599
        Total cash and investments            2,620,978,414     1,779,323,667
  Due from subsidiaries                             -               8,480,428
  Other assets                                   17,468,130        11,276,486

                                            $ 2,638,446,544   $ 1,799,080,581

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable, bank (Note 4)              $   230,000,000   $    29,350,000
  Notes payable, ACES (Note 4)                  131,587,500            -
  Notes payable, subsidiaries                    68,650,000            -
  Payables and accruals                           4,473,896         3,556,764
  Due to subsidiaries                             6,978,922            -
  Dividends payable                              22,788,000        20,834,000
  Income taxes payable                            3,838,803         3,824,458
  Deferred income tax liabilities                14,070,471         8,972,756
        Total liabilities                       482,387,592        66,537,978
Commitments & contingent liabilities(Note 5)
Stockholders' equity (Notes 3, 6 and 7):
  Common stock, par value $1.25 per share,
    authorized 1995 150,000,000 shares;
    authorized 1994 100,000,000 shares;
    issued 1995 71,213,162 shares; 1994
    72,674,060 shares (adjusted for 1995
    3-for-2 common stock split)                  89,016,453        60,563,623
Retained earnings, including equity in
  undistributed net income of subsidiaries
  1995 $1,314,824,711; 1994 $1,318,265,897    1,542,343,660     1,441,132,441
Net unrealized gains on securities available
  for sale, less deferred income taxes 1995
  $278,696,529; 1994 $121,988,542               524,698,839       230,846,539

        Total stockholders' equity            2,156,058,952     1,732,542,603

                                            $ 2,638,446,544   $ 1,799,080,581


See Notes to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Income of Jefferson-Pilot Corporation
Years Ended December 31, 1995, 1994 and 1993


                                                  1995            1994           1993
Income:
  Dividends from continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company    $169,363,335   $ 94,500,000   $ 91,256,674
    Jefferson-Pilot Communications Company      15,000,000      4,000,000      5,000,000
    Other subsidiaries                          21,700,000      4,200,000        400,000
                                               206,063,335    102,700,000     96,656,674
  Dividends from discontinued subsidiaries:
    Jefferson-Pilot Fire & Casualty Company     75,827,631      5,170,000      4,300,000
    Jefferson-Pilot Title Insurance Company         -          20,161,426      1,800,000
                                                75,827,631     25,331,426      6,100,000
  Other investment income, including interest
    from subsidiaries, net (Note 8)              1,170,888     11,227,132      7,451,363
  Realized investment gains (Note 8)               340,659     20,565,037     11,134,594
            Total income                       283,402,513    159,823,595    121,342,631

Expenses                                        10,774,952     11,182,580     11,512,825
            Income before income taxes and
            equity in undistributed net
            income of subsidiaries             272,627,561    148,641,015    109,829,806

Income taxes (benefits) (Note 9)                (3,810,370)     7,518,026      1,452,456

            Income before equity in
            undistributed undistributed
            undistributed net income of
            subsidiaries                       276,437,931    141,122,989    108,377,350

Equity in undistributed net income of
  continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company      32,105,257     99,835,640     72,942,220
    Jefferson-Pilot Communications Company       7,263,321     15,361,598      6,671,329
    Other subsidiaries, net                      9,418,073     (1,091,957)     4,071,516
                                                48,786,651    114,105,281     83,685,065

Equity in undistributed net income of
  discontinued subsidiaries:
    Jefferson-Pilot Fire & Casualty
      Company, reflects special
      dividend of $75,827,631 in 1995          (51,369,837)     1,937,398      2,909,525
    Jefferson-Pilot Title Insurance
      Company, reflects special
      dividend of $18,538,916 in 1994               -         (17,927,995)       200,038
                                               (51,369,837)   (15,990,597)     3,109,563

Net income                                    $273,854,745   $239,237,673   $195,171,978

See Notes to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Cash Flows of Jefferson-Pilot
Corporation Years Ended December 31, 1995, 1994 and 1993

                                                1995           1994            1993
Cash Flows From Operating Activities

  Net income                               $273,854,745    $239,237,673    $195,171,978
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Equity in undistributed net income
      of subsidiaries                         2,583,186     (98,114,684)    (86,794,628)
    Noncash dividends received from
      subsidiaries                         (144,294,096)    (18,270,501)         -
    Realized investment gains                  (340,659)    (20,565,037)    (11,134,594)
    Change in accrued items and other
      adjustments, net                       17,300,389      12,263,030      (1,461,720)
         Net cash provided by operating
         activities                         149,103,565     114,550,481      95,781,036

Cash Flows From Investing Activities

    Sales of short-term investments               -           3,065,000      39,183,230
    Purchases of investments in debt
      securities                           (263,636,586)          -        (200,511,406)
    Proceeds from sales of investments      403,572,939      22,354,569      71,937,217
    Acquisition of Alexander Hamilton Life
      Insurance Company                    (527,293,768)          -              -
    Other investments in (returns from)
      subsidiaries                          (11,964,624)          -           4,200,000
    Collection of notes receivable                -          15,500,000       1,793,224
    Acceptance of notes receivable                -               -         (36,500,000)
    Other, net                               (6,635,694)     (2,277,098)      1,861,111
         Net cash provided by (used in)
         investing activities              (405,957,733)     38,642,471    (118,036,624)

Cash Flows From Financing Activities
  Cash dividends                            (89,268,317)    (81,813,860)    (75,986,073)
  Common stock reacquired                   (52,359,939)    (55,686,956)    (48,935,048)
  Proceeds from external borrowings         526,587,500           -          39,700,000
  Repayments of external borrowings        (194,350,000)    (10,350,000)          -
  Borrowings from subsidiaries               68,650,000           -               -
  Other                                      (1,555,634)     (3,488,213)     (2,800,504)
         Net cash provided by (used
         in) financing activities           257,703,610    (151,339,029)    (88,021,625)

         Net increase (decrease) in
         cash and cash equivalents              849,442       1,853,923    (110,277,213)
Cash and cash equivalents:
  Beginning                                   1,864,097          10,174     110,287,387
  Ending                                   $  2,713,539    $  1,864,097   $      10,174

See Notes to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
Schedule II- Notes to Condensed Financial Statements of Jefferson-Pilot Corporation

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in Form 10-K for the year ended December 31, 1995.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS 115 applies to equity securities having readily determinable fair values and to debt securities. Securities under its scope must be classified for financial reporting purposes as either 1) securities held to maturity stated at amortized cost; 2) trading securities stated at fair value with unrealized gains and losses reflected in income; or 3) securities available for sale stated at fair value with net unrealized gains and losses included in a separate component of stockholders' equity, net of deferred income tax effect.

SFAS 115 establishes criteria for classifying debt securities as held to maturity or trading and requires debt securities not otherwise classified to be accounted for as available for sale. Equity securities with readily determinable fair values are required to be classified as either trading or available for sale. Individual securities classified as either held to maturity or available for sale that experience other-than-temporary declines in value to amounts less than amortized cost must be adjusted to a new cost basis, with a corresponding charge to earnings.

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

Additional information about accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries are as set forth in Note 1 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.

Note 2.  Certain Significant Transactions

On May 31, 1995, Jefferson-Pilot Life Insurance Company assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company in a transaction which was accomplished through an assumption reinsurance agreement. On October 6, 1995, the Company acquired Alexander Hamilton Life Insurance Company of America and its wholly-owned subsidiary Alexander Hamilton Capital Management, Inc. from a subsidiary of Household International, Inc. under a stock purchase agreement dated August 9, 1995. The acquisition was completed through merger into a wholly-owned Michigan domiciled life insurance subsidiary of the Company, which was thereupon renamed Alexander Hamilton Life Insurance Company of America ("AH Life"). First Alexander Hamilton Life Insurance Company, which is domiciled in New York, was acquired by AH Life on October 13, 1995.

On December 30, 1994, Jefferson-Pilot Title Insurance Company ("JPT") entered into a reinsurance agreement with First American Title Insurance Company (First American) under which JPT ceded to First American its obligations and liabilities on all policies issued through that date. On December 23, 1994, the Company signed a definitive agreement to sell Jefferson-Pilot Fire & Casualty Company to Southern Guaranty Insurance Company, a subsidiary of Winterthur U.S. Holdings. After regulatory approval, the sale closed on April 3, 1995. On February 14, 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. were sold.

Information about these transactions is included in Note 2 to the consolidated financial statements of Jefferson-Pilot
Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 3.  Investment Information

Changes during 1995 and 1994 in amounts affecting net unrealized gains included in the separate component of stockholders' equity, reduced by deferred income taxes, are as follows:

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

                                         Net Unrealized Gains (Losses)
                                         Debt         Equity
                                      Securities    Securities       Total

Changes during year ended
   December 31, 1994:
     Decrease in stated amount
       of securities                $(15,593,429)  $(28,221,111)  $(43,814,540)
     Decrease in deferred income
       tax liabilities                 6,151,909     11,815,851     17,967,760
Increase (decrease) in unrealized
  gains included in stockholders'
  equity                              (9,341,913)   (25,595,710)    16,253,797
Net unrealized gains (losses) on
  the Company's securities
  available-for-sale as of
  December 31, 1994                   (9,341,913)    25,595,710     16,253,797

Changes during year ended
  December 31, 1995:
  Increase in stated amount
    of securities                     16,038,811      3,120,749     19,159,560
  (Increase) decrease in deferred
    income tax liabilities            (6,366,466)       593,462     (5,773,004)

Increase in net unrealized gains
  included in stockholders' equity     9,672,345      3,714,211     13,386,556

Net unrealized gains on the
  Company's securities
  available-for-sale as
  of December 31, 1995              $    330,432   $ 29,309,921   $ 29,640,353


Net unrealized gains on securities available for sale included in the accompanying condensed balance sheets as of December 31, 1995 and 1994 include approximately $495 million and $215 million of net unrealized gains pertaining to securities held by insurance subsidiaries, net of deferred income tax effect of approximately $263 million as of December 31, 1995 and $112 mllion as of December 31, 1994.

Debt securities held directly by the Company, stated at fair value of $13,428,328 as of December 31, 1995 and $135,952,327 as of December 31, 1994,
had an aggregate amortized cost of approximately $13 million and $151 million as of December 31, 1995 and 1994, respectively. Such securities consisted primarily of obligations of states and political subdivisions ($11.9 million at fair value) and U.S. Treasury obligations ($0.6 million at fair value) as of December 31, 1995. No gross unrealized losses existed as of December 31, 1995. Approximately $1 million of these debt securities mature within one year or less, $7 million mature after 1 year through five years, and $4 million mature after five years through ten years. As of December 31, 1994 such securities consisted primarily of U.S. Treasury obligations maturing in the years 2000 through 2003 with approximately
$15 million of gross unrealized holding losses.

Equity securities held directly by the Company were stated at market value of $54,204,132 and had an aggregate cost approximating $9 million, with approximately $45 million of gross unrealized holding gains as of December 31, 1995. As of December 31, 1994 equity securities were stated at market of $52,093,483 and had aggregate cost approximating $10 million, with approximately $42 million of gross unrealized holding gains.


Note 4.   Debt

Information about notes payable is contained in Note 6 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 5.   Commitments and Contingent Liabilities

Information about commitments and contingent liabilities involving the Company and its subsidiaries is contained in Notes 2, 13, 14, and 18 to the consolidated financial statements of Jefferson-Pilot Corporation and sub-sidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 6.   Common Stock and Stock Plans

Information about common stock and stock plans is contained in Notes 9 and 11 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 7.   Retained Earnings

Information about certain limitations affecting the amount of dividends that the insurance subsidiaries may pay to the Company without the approval of the Insurance Commissioners of the States of North Carolina and Michigan is contained in Note 10 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 8.   Other Investment Income and Realized Investment Gains

Other investment income consists principally of interest on debt securities and dividends on investments in common stocks. Realized investment gains resulted from sales of common stocks in 1994.

Note 9.   Income Taxes (Benefits)

Income taxes (benefits) as reported in the statements of income differ from the amounts which result from applying the maximum federal income tax rates of 35% to income before income taxes and equity in undistributed income of subsidiaries. The predominant reason for the difference is elimination of dividends from subsidiaries in arriving at income subject to income taxes. Net deferred income tax liabilities as of December 31, 1995 and 1994 relate primarily to unrealized gains on securities available for sale. Other asset and liability basis differences resulted in deferred income tax assets approximating $1.9 million and $1.2 million as of December 31, 1995 and 1994. The deferred component of income taxes (benefit) was not material in any year presented.

The Company pays the total amount of federal income taxes indicated on its consolidated federal income tax return and collects from subsidiaries the amounts which the subsidiaries would have paid had they filed separate returns (or pays them the benefits resulting from including their losses in the return).

Information about untaxed life insurance company income and the status of the Company and its subsidiaries with respect to federal income tax return examinations is contained in Note 12 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 10.    Postretirement Benefit Plans

Information about postretirement benefit plans sponsored by the Company and its subsidiaries is contained in Note 13 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.

The effect of adopting SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" during 1993 is reflected primarily in equity in undistributed net income of subsidiaries, as are substantially all postretirement benefits expenses.


Note 11.    Supplemental Cash Flow Information

During 1995 the Company received a dividend from Jefferson-Pilot Fire
& Casualty Company of cash equivalents, investments, and accrued interest of $75,827,631 which was later contributed to another subsidiary of the Company. Other required supplemental cash flow information, which includes disclosures about noncash assets and liabilities assumed and disposed of in certain significant transactions, is contained in Note 19 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended December 31, 1995.


Note 12.    Subsequent Event

Information about the purchase of a certain radio station by Jefferson-Pilot Communications Company in January 1996 is set forth in Note 20 to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form 10-K for the year ended
December 31, 1995.

Jefferson-Pilot Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information For the Years Indicated

   Column A          Column B      Column C          Column D      Column E       Column F
                     Deferred
                     Policy
                     Acquisition   Future Policy     Deferred
                     Costs and     Benefits and      Revenue and   Other Policy
                     Value of      Policyholder      Premiums      Claims and     Premiums
                     Insurance     Contract          Collected     Benefits       and Other
   Segment           In Force      Deposits          in Advance    Payable (b)    Considerations
As of or Year Ended
December 31, 1995

Life insurance      $834,764,000   $12,233,822,000   $34,149,000   $453,603,000   $810,040,000

As of or Year Ended
  December 31, 1994

Life insurance      $323,015,000   $ 3,125,021,000   $23,321,000   $414,722,000   $655,302,000
Discontinued
  operations (a)       6,124,000           -              -          70,699,000
      Total         $329,139,000   $ 3,125,021,000   $23,321,000   $485,421,000

As of or Year Ended
  December 31, 1993

Life insurance      $272,314,000   $ 2,954,247,000   $21,680,000   $415,593,000   $627,604,000
Discontinued
  operations (a)       5,417,000          -               -          62,793,000
      Total         $277,731,000   $ 2,954,247,000   $21,680,000   $478,386,000


   Column A           Column G           Column H      Column I      Column J
                                                      Amortization
                                                      of Deferred
                                                      Policy
                                         Benefits,    Acquisition
                                         Claims,      Costs and
                         Net             Losses and   Value of        Other
                     Investment          Settlement   Insurance     Operating
Segment                Income            Expenses     In Force     Expenses (c)

As of or Year Ended
  December 31, 1995
Life insurance       $ 540,805,000   $ 842,296,000  $ 54,177,000  $ 167,000,000

As of or Year Ended
  December 31, 1994
Life insurance       $ 375,196,000   $ 627,862,000  $ 22,265,000  $ 136,585,000

As of  or Year Ended
  December 31, 1993
Life insurance       $ 360,800,000   $ 601,726,000  $25,083,000   $ 138,607,000

a. Balance sheet information for discontinued operations relates to operations classified in prior years as the "other insurance" segment.

b. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders, casualty insurance unearned premiums and losses payable and other policy liabilities.

c. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $38,299,000 in 1995, $22,917,000 in 1994, and $10,897,000 in 1993.


Jefferson-Pilot Corporation and Subsidiaries
Schedule IV - Reinsurance For the Years Indicated
          Column A              Column B            Column C         Column D       Column E        Column F
                                                                                                   Percentage
                                                    Ceded to         Assumed                       of Amount
                                                      Other         From Other                     Assumed to
                                Gross Amount        Companies       Companies       Net Amount       Net (b)
Year Ended December 31, 1995:
  Life insurance in force
    at end of year            $111,383,136,000  $ 32,860,317,000  $ 58,183,000  $ 78,581,002,000     0.1%

Premiums:  (a)
  Life insurance              $    376,185,000  $     46,736,000  $    168,000  $    329,617,000     0.1%
  Accident and health
    insurance                      427,712,000        15,504,000       584,000       412,792,000     0.1%
       Total premiums         $    803,897,000  $     62,240,000  $    752,000  $    742,409,000     0.1%

Year Ended December 31, 1994:
  Life insurance in force
    at end of year            $ 45,048,825,000  $  2,738,735,000  $  9,657,000  $ 42,319,747,000      -

Premiums:  (a)
  Life insurance              $    226,830,000  $      9,250,000  $    194,000  $    217,774,000     0.1%
  Accident and health
           insurance               404,869,000         5,757,000       (47,000)      399,065,000      -
       Total premiums         $    631,699,000  $     15,007,000  $    147,000  $    616,839,000      -

Year Ended December 31, 1993:
  Life insurance in force
    at end of year            $ 41,574,012,000  $  2,216,681,000  $ 17,114,000  $ 39,374,445,000      -

Premiums:  (a)
  Life insurance             $     219,805,000   $     8,948,000  $    161,000  $    211,018,000     0.1%
  Accident and health
    insurance                      395,767,000         9,016,000      (143,000)      386,608,000      -
       Total premiums         $    615,572,000   $    17,964,000  $     18,000  $    597,626,000      -

a. Included with life insurance premiums are premiums on ordinary life insurance products and mortality charges on interest-sensitive products.

b. Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

Jefferson-Pilot Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts December 31, 1995

   Column A             Column B              Column C            Column D     Column E
                                              Additions
                                                    Charged to
                                                    Cost of
                                     Charged to     Acquired
                        Balance at   Realized       Businesses                 Balance at
                        Beginning    Investment     In Excess of                  End
Description             of Period      Gains        Net Assets    Deductions    of Period
1995:
  Valuation allowance
    for mortgage loans
    on real estate      $1,675,000   $25,325,000   $    -       $      -      $27,000,000

  Valuation allowance
    for deferred tax
    assets              $    -       $    -        $12,686,000  $      -       $12,686,000

1994:
  Valuation allowance
    for mortgage loans
    on real estate      $1,500,000   $   175,000   $      -      $      -      $ 1,675,000


1993:
  Valuation allowance
    for mortgage loans
    on real estate      $      -     $ 1,500,000   $       -     $      -      $ 1,500,000


                     Report of Independent Accountants


To Alexander Hamilton Life Insurance Company of America:


We have audited the accompanying consolidated balance sheet of Alexander Hamilton Life Insurance Company of America (a Michigan corporation and a wholly-owned subsidiary of Jefferson-Pilot Corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholder's investment, and cash flows for the three months then ended (not presented separately therein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexander Hamilton Life Insurance Company of America and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the three months then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I - Summary of Investments, Schedule III - Supplementary Insurance Information and Schedule IV - Reinsurance, of Alexander Hamilton Life Insurance Company of America and subsidiaries (not presented separately herein) are for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                   ARTHUR ANDERSEN LLP

Detroit, Michigan
  February 6, 1996

                     List and Index of Exhibits

 Reference
Per Exhibit
   Table                Description of Exhibit                      -Page-

      (2)       (i) Plan of acquisition - Life and Health
                    Agreement in Connection with the
                    Rehabilitation of Kentucky Central
                    Life Insurance Company was included
                    in Form 10-Q for the period ended
                    September 30, 1994, and is incorporated
                    herein by reference.                                -

                (i) Stock Purchase Agreement by and among
                    Household Group, Inc., Household
                    International, Inc., Alexander Hamilton
                    Life Insurance Company of America, and
                    Jefferson-Pilot Corporation dated
                    August 9, 1995, was included in Form 8-K
                    (earliest event reported October 6, 1995)
                    and is incorporated herein by reference.
                    (Confidential treatment requested with
                    respect to certain portions thereof.)
                    Exhibits set forth in the Stock Purchase
                    Agreement have been omitted and will be
                    furnished supplementally to the Securities
                    and Exchange Commission upon request.               -

    (3)        (ii) Articles of Incorporation including
                    amendments thereto that have been
                    approved by shareholders was included
                    in Form 10-Q for the quarter ended
                    June 30, 1995, and are incorporated
                    herein by reference.                                -

               (ii) By laws as currently in effect
                    were included in Form 8-K dated
                    November 14, 1994, and are
                    incorporated herein by reference.                   -

    (4)         (i) Amended and Restated Rights Agreement
                    dated November 7, 1994 between Jefferson-
                    Pilot Corporation and First Union National
                    Bank of North Carolina, as Rights Agent,
                    was included in Form 8-K dated November 14,
                    1994, and is incorporated herein by reference.      -

               (ii) Credit Agreement dated October 5, 1995
                    among the registrant and the banks named
                    therein, and NationsBank of Georgia, N.A.
                    as Agent, is not being filed because the
                    total amount of borrowings available
                    thereunder does not exceed 10% of total
                    consolidated assets.  The registrant agrees
                    to furnish a copy of the Credit Agreement to
                    the Commission upon request.                        -

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

               (ii) Employment contract, between the
                    Registrant and Kenneth C. Mlekush,
                    an executive officer of the Registrant,
                    effective January 1, 1996.                       F-22

              (iii) Employment contract between the
                    Registrant and John D. Hopkins,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the year
                    ended December 31, 1993, and
                    incorporated herein by reference.                 -

               (iv) Employment contract between the
                    Registrant and Dennis R. Glass,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the year
                    ended December 31, 1993, and
                    incorporated herein by reference.                 -

                (v) Employment contract between the
                    Registrant and E. J. Yelton,
                    an executive officer of the Registrant,
                    was included in Form 10-K for the
                    year ended December 31, 1993, and is
                    incorporated herein by reference.                 -

               (vi) Long Term Stock Incentive Plan,
                    included as Exhibit 2 to the
                    March 24, 1995 Proxy Statement is
                    incorporated herein by reference.                 -

              (vii) 1995 Nonemployee Directors Stock
                    Option Plan, included as Exhibit 3
                    to the March 24, 1995 Proxy Statement
                    is incorporated herein by reference.              -

             (viii) Jefferson-Pilot Life Insurance
                    Company Supplemental Benefit Plan
                    and Executive Special Supplemental
                    Benefit Plan was included in Form 10-K
                    for the year ended December 31, 1994,
                    and is incorporated herein by reference.          -

               (ix) Management Incentive Compensation
                    Plan for Jefferson-Pilot Corporation
                    and its insurance subsidiaries.              F-23 - F-24

                (x) Deferred Fee Plan for Non-Employee
                    Directors was included in Form 10-K
                    for the year ended December 31, 1994,
                    and is incorporated herein by reference.          -


   (11)     Computation of Per Share Earnings
            (Provided as part of the electronic filing).             F-25


   (21)      Subsidiaries of the Registrant
             (Provided as part of the electronic filing.)        F-26 - F-27


   (23)      Accountants' Consents  (Provided as part of
             the electronic filing.)                             F-28 - F-29

   (27)      Financial Data Schedule  (Provided as part
             of the electronic filing.)                              F-30