Form 10-Q
period 1996-03-31
JEFFERSON PILOT CORP
filed 1996-05-15
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996                 Commission file number 1-5955


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



Number of shares of common stock outstanding at March 31, 1996     71,243,078


                          JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - March 31, 1996 and December 31, 1995                    3


             Consolidated Condensed Statements of Income
             - Three Months Ended March 31, 1996 and 1995              4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months Ended March 31, 1996 and 1995              5


             Consolidated Condensed Statements of Cash
             Flows
             - Three Months Ended March 31, 1996 and 1995              6


             Notes to Consolidated Condensed Financial
             Statements                                                7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations             8


Part II.   Other Information                                          30


Signatures                                                            31

                        PART I.   FINANCIAL INFORMATION
                          JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                   March 31       December 31
    Assets                                           1996             1995
Cash and investments:                            (Unaudited)       (Note 1)
  Debt securities available for sale             $ 6,356,539      $ 6,458,209
   (amortized cost $6,288,258)
  Debt securities held to maturity                 3,666,570        3,527,404
   (fair value $3,688,565)
  Equity securities, trading                          40,516           46,406
   (cost $40,406)
  Equity securities available for sale               817,841          816,344
   (cost $177,515)
  Mortgage loans                                   1,097,597        1,049,464
  Cash and all other investments                   1,322,156        1,392,772
Accrued investment income                            158,425          156,532
Accounts receivable and agents' balances             160,660          134,126
Due from reinsurers                                1,539,545        1,449,613
Property and equipment, net                          109,329          109,937
Deferred policy acquisition costs, net               587,730          543,261
Value of insurance in force, net                     319,371          291,503
Goodwill                                              96,205           97,296
Assets held in separate accounts                     406,380          345,530
Other assets                                          61,995           59,615
                                                 $16,740,859      $16,478,012
    Liabilities and Stockholders  Equity
Liabilities:
Policy liabilities                               $12,917,942      $12,721,574
Income tax liabilities                               223,724          254,424
Securities sold under repurchase agreements          196,286          196,040
Short-term borrowings                                250,000          230,000
Other debt                                           137,088          137,148
Separate account liabilities                         406,380          345,530
Accrued expenses and other liabilities               432,106          387,237
                                                  14,563,526       14,271,953

Redeemable preferred stock                            50,000           50,000
Stockholders' Equity:
Common stock                                          90,104           89,016
Retained earnings                                  1,586,900        1,542,344
Net unrealized gains on securities and
  foreign currency translations, net                 450,329          524,699
                                                   2,127,333        2,156,059
                                                 $16,740,859      $16,478,012

See notes to consolidated condensed financial statements.

                           JEFFERSON-PILOT CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)

                                                   Three Months Ended
                                                       March 31
                                                    1996        1995
Revenue:                                       (Unaudited)  (Unaudited)
Premiums
  Life and annuity                             $    66,770  $    44,063
  Accident and health                              106,970      100,360
Other considerations                                13,559        6,741
Investment income, net of expenses                 212,682       96,098
Communications                                      46,318       42,706
Other income                                        75,781       19,727
Realized investment gain                            12,133        5,542
                                                   534,213      315,237
Benefits and Expenses:
Policy benefits                                    314,210      164,996
Insurance commissions                               39,020       22,115
Communications operations                           28,799       27,807
General and administrative                          44,887       30,399
Taxes, licenses and fees                             9,893        6,447
Increase in deferred acquisition costs, net         (8,805)     (13,551)
                                                   428,004      238,213
Income before income taxes                         106,209       77,024
Provision for income taxes                          35,245       25,152
                                                    70,964       51,872
Discontinued operations, net                           -          5,133
Net income                                          70,964       57,005
Dividends on preferred stock                           820          -
Net income available to common shareholders    $    70,144  $    57,005

Average number of shares outstanding            71,226,949   72,681,018

Income before gain from sales
 of investments:
  Continuing operations                       $      0.87  $      0.65
  Discontinued operations (Note 2)                     -          0.03
Total                                                0.87         0.68
Gain from sales of investments,
 net of income taxes:
  Continuing operations                              0.11         0.06
  Discontinued operations (Note 2)                     -          0.04
Total                                                0.11         0.10
Net income per share of common stock          $      0.98  $      0.78

See notes to consolidated condensed financial statements.

                            JEFFERSON-PILOT CORPORATION

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)


                                                        Three Months Ended
                                                             March 31
                                                         1996          1995
                                                     (Unaudited)  (Unaudited)

   Balance at beginning of period                    $ 1,542,344  $ 1,441,132
   Net income available to common
     shareholders for the period                          70,144       57,005

                                                       1,612,488    1,498,137

   Cash dividends declared ($0.32 per share)             (25,588)     (23,207)
   Reacquisition of common stock, net                       -             292

   Balance at end of period                          $ 1,586,900  $ 1,475,222























  See notes to consolidated condensed financial statements.

                          JEFFERSON-PILOT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                        Three Months Ended
                                                             March 31
                                                          1996        1995
Cash Flows from Operating Activities:                (Unaudited)  (Unaudited)
Net income                                           $   70,144  $   57,005
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Change in policy liabilities                           67,516       5,480
  Amounts credited/charged to policyholder accounts      88,450       8,352
  Amortization of deferred acquisition costs             12,189      10,544
  Amortization of value of insurance in force            19,424         -
  Deferred policy acquisition costs                     (39,553)    (24,095)
  Trading investments                                       428     (32,886)
  Gain from sales of investments                        (12,429)    (10,285)
  Other                                                 (52,612)     34,640
Net cash provided by operations                         153,557      48,755

Cash Flows from Investing Activities:
Investments purchased and sold                         (266,712)    (17,006)
Other investing activities                                1,639     ( 7,121)
Net cash used by investing activities                  (265,073)    (24,127)

Cash Flows from Financing Activities:
Net short-term borrowings                                20,186     (25,364)
Cash dividends to stockholders                          (23,585)    (20,781)
Issuance of common stock, net                             1,088         300
Policyholder contract deposits                          445,721     124,193
Policyholder contract withdrawals                      (393,717)    (40,972)
Net cash provided by financing activities                49,693      37,376

(Decrease) increase in cash and cash equivalents        (61,823)     62,004
Cash and cash equivalents at beginning of period        122,474      22,774

Cash and cash equivalents at end of period           $   60,651  $   84,778

Supplemental Cash Flow Information:
Income taxes paid                                    $   19,184  $      587

Interest paid on borrowed money                      $    8,532  $    3,161



See notes to consolidated condensed financial statements.

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

      The accompanying consolidated condensed balance sheet as of December 31, 1995 has been derived from the audited consolidated balance sheet as of that date. The other accompanying consolidated condensed financial statements of Jefferson-Pilot Corporation and subsidiaries are unaudited; but, in the opinion of the Company's management, reflect all adjustments necessary to present fairly the consolidated condensed balance sheet as of March 31, 1996, the consolidated condensed statements of income and changes in retained earnings for the three months ended March 31, 1996 and 1995, and the consolidated condensed statements of cash flows for the three months ended March 31, 1996 and 1995. Such adjustments consist only of normal recurring accruals and adjustments.

      These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Consolidated net income and cash flows for the interim periods reflected in the accompanying consolidated condensed financial statements are not necessarily indicative of those to be expected for the entire fiscal year.


2.    Discontinued Operations

      During the second quarter of 1995, JP sold one of its subsidiaries, Jefferson-Pilot Fire & Casualty. Operating results of this subsidiary, net of related income taxes, are reported as "Discontinued Operations". Also, during the first quarter of 1995, JP sold the majority of the assets of a subsidiary, Jefferson-Pilot Data Services, Inc. Earnings from this subsidiary were formerly included in the Communications segment. Investment income on net sale proceeds of these subsidiaries is included in earnings on investments held in the parent company and reported in the "Other" segment.


3.    Calculations of Earnings Per Share

      Earnings per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares outstanding during the period. Common stock equivalents have no dilutive effect on the computation.

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition as of March 31, 1996, changes in financial condition for the three months then ended and results of operations for the quarter ended March 31, 1996 as compared to March 31, 1995. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1995. It should be read in conjunction with the interim financial statements and notes contained herein.

Results of Operations

Jefferson-Pilot Corporation (JP), the Company, is a holding company. Jefferson-Pilot Life Insurance Company (JP Life) offers a wide range of life, health and annuity products which are sold in the Individual and Group markets. Individual Insurance and Annuity products are offered through career general agents, home service agents, independent agents recruited by regional directors and independent marketing organizations, and are sold through financial institutions. JP Life has experienced substantial growth in its individual life insurance sales, primarily due to the expansion of its independent marketing organization distribution channel. It has also emphasized the sale of flexible-premium deferred annuities, increasing the sales of this product. Group insurance products are issued to employers covering their employees and to associations covering their members.

Jefferson-Pilot Communications Company (JP Communications) owns and operates three network television and fourteen radio broadcast stations and produces syndicated sports and entertainment programming. J-P Communications' revenues originate principally from the sale of advertising and other related services through its television and radio stations.

On October 6, 1995, JP acquired Alexander Hamilton Life Insurance Company of America and certain of its affiliates from a subsidiary of Household International, Inc. (HI). The acquisition was completed through a merger into a wholly-owned Michigan domiciled stock life insurance subsidiary of JP, which thereupon was renamed Alexander Hamilton Life Insurance Company of America (AH
Life). First Alexander Hamilton Life Insurance Company (FAHL), a New York stock life insurance company, was acquired on October 13, 1995. The acquisitions were effective October 1, 1995 and included substantially all of the life and single premium deferred annuity business of AH Life and FAHL. Certain product classes, including credit life and accident and health insurance, corporate-owned life insurance and periodic payment annuities, were not acquired but were 100% reinsured back to affiliates of HI through coinsurance agreements. HI provided payment, performance and capital maintenance guarantees to secure these reinsurance agreements and established trusts backing a majority of the assets, subject to annual requirements for solvency and capital adequacy. The purchase price was approximately $575 million paid as follows: $475 million plus accrued interest in cash, and $50 million in newly-issued floating rate preferred stock of AH Life. In addition, an outstanding surplus note of AH Life (which is classified as a liability in accordance with GAAP) was acquired from HI for $50 million plus accrued interest. The acquisition was financed through internal resources, borrowings of $187 million under a 364 day Credit Agreement dated October 4, 1995 and $127 million from the sale of Automatic Common Exchange Securities Due January 21, 2000, which are subject to exchange into shares of NationsBank Corporation common stock beginning 30 days prior to maturity.

On May 31, 1995, JP acquired a majority of the life insurance and annuity business of Kentucky Central Life Insurance Company (KCL). The acquisition was accomplished through an assumption reinsurance agreement in which JP Life assumed non-cash assets of $932 million (excluding deferred acquisition costs) and recorded liabilities of $1,096 million. Further participation options to be exercised by approximately 4,000 policyholders may result in adjustments to assets and liabilities assumed, as well as the Company's enhancement under a guaranty association participation agreement. Currently, the Company has recorded approximately $78 million as an other liability relating to the pending resolution of the further participation option process. Policy reserves of approximately $118 million will be recorded if 100% of such policyholders elect participation. To the extent that such options are not exercised, the Company will refund policy amounts received plus interest thereon. Subsidies to policyholders by participating guaranty associations which are intended to mitigate against the unfavorable financial impact to policyholders of surrenders became available on February 1, 1996. Although the level of policyholder withdrawals increased after that date, the Company did not experience a material impact in its financial position or results of operations.

JP's revenues are derived approximately 89% from Life Insurance, 9% from Communications and 2% from parent company and other investments. The weightings have shifted towards the Life Insurance segment since March 1995 due to acquisitions.

Included in Net Income are realized investment gains from sale of investments and preferred stock dividends of a consolidated subsidiary. The following table illustrates JP's results before and after the inclusion of realized investment gains for both Continuing and Discontinued Operations:

                                     Three Months Ended
                                March 31, 1996    March 31, 1995
                              Amount Per share    Amount  Per share
                         (Amounts in millions, except per share data)
Income before realized
  investment gains:
Continuing operations               $62.2   $0.87       $47.0   $0.65
Discontinued operations                -       -          2.2    0.03
Operating income                     62.2    0.87        49.2    0.68

Realized investment gains (net
 of taxes and DAC,VOBA adjustment):
Continuing operations                 7.9    0.11         4.8    0.06
Discontinued operations                -       -          3.0    0.04
                                      7.9    0.11         7.8    0.10
Net Income:
Continuing operations                70.1    0.98        51.8    0.71
Discontinued operations                -       -          5.2    0.07
                                    $70.1   $0.98       $57.0   $0.78

Consolidated net income increased 23.0% over the prior year s first quarter primarily due to results of acquired operations, growth in life insurance and annuity results, and record profitability from the Communications segment; partially offset by lower Group insurance results. Net income from continuing operations was 35.3% higher. Income before realized investment gains (operating income) increased 26.4%. Excluding contributions from acquired operations, income before realized investment gains increased 3% to $50.7 million versus $49.2 last year. Operating income from continuing operations was 32.3% higher at $62.2. million.

Earnings per common share increased 25.6% over the prior year s first quarter. Earnings per common share excluding net realized investment gains increased 27.9%. Earnings per common share from continuing operations improved 38.0%. Average shares outstanding during the first quarters of 1996 and 1995 were
71.2 million and 72.7 million, adjusted for a 3-for-2 stock split on December 22, 1995. No shares were reacquired by JP during the first quarter of 1996 and 1995. Approximately thirty thousand shares were issued in satisfaction of exercised stock options during the first quarter of 1996 at an average issue price of $36.67.

JP s plan of operation focuses on growing revenues through internal expansion and acquisitions. Revenues increased 69.5% to $534.2 million over the same quarter of the prior year. Excluding realized investment gains, revenues increased 60.3% (4.1% without acquisitions) to $522.1 million for the first three months of 1996. Premium and annuity considerations increased 20.3% in the first quarter of 1996 to $173.7 million and 2.6% to $144.4 million in 1995 for the same period. The internal growth in JP Life is attributable to the successful implementation of its Individual and Annuity and Investment

Products business plans. The Individual Products business plan focuses on improvement in the productivity of career life agents and on developing new relationships with independent producers. The Annuity and Investment Products business plan emphasizes growth through multiple distribution systems, including financial institutions, independent agents, investment professionals and broker/dealers. This focus on multiple distribution sources has resulted in growth in premium receipts from traditional products as well as universal and life and annuity products (not including acquisitions) exceeding 59% in 1996 and 42% in 1995. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. During the first quarter of 1996, policyholder contract deposits, net of surrenders, increased 1.2% to $10,913 million of which annuity funds comprised $6,106 million. In the first quarter of 1995, policyholder contract deposits increased 5% to $1,938 million with $1,151 million in annuity funds. Annuity and investment products receipts have grown more slowly in 1996 due to lower interest rates coupled with competition from products such as certificates of deposit which have lower or no surrender charges. Accident and health premiums increased 6.6% in the first quarter of 1996 to $107.0 million compared to an increase of 3.9% in 1995 to $100.4 million. Accident and health premium growth has been modest due to intense market competition and a moderation in the rate of medical inflation.

Net investment income grew 121.3% over the prior year s quarter to $212.7 million primarily due to acquisitions.

On February 14, 1995, substantially all of the assets and the media services operations of JP Data Services were sold for aggregate consideration approximating $33 million. The Company recorded a gain on sale of these assets after taxes of $11.0 million. Net income of JP Data Services of $1.3 million through March 31, 1995 is included in operating income of the Communications segment in the prior year. Revenues from the Communications segment increased 8.5% to $46.3 million in 1996 due primarily to interest income of $2.7 million related to refunds of federal income taxes and growth in radio and sports and entertainment revenues. Excluding JP Data Services from the prior year s first quarter results, revenues increased 17.0% in 1996.

Total benefits, claims and expenses increased 70.0% over the first quarter of last year to $428.0 million. In 1995, total benefits, claims, and expenses increased 4.4% to $238.2 million. Life benefits and credits to policyholder accounts increased 176.3% over the prior year reflecting acquisitions and the growth in life business in force. Accident and health benefits including reserve increases were 3.6% higher in the first quarter of 1996 than in the first quarter of 1995 due to diminished experience in Group conventional medical and disability coverages. These have been offset by favorable Individual health experience. Net life insurance expenses (after deferral of policy acquisition costs) increased 48.3% in 1996 due to operations of acquired businesses. Cost of communications operations increased 3.6% in 1996 consistent with the increase in radio and sports and entertainment revenues.
                                     11

Income taxes increased $6.3 million or 25.7% over the same quarter of the prior year. Effective tax rates from continuing operations increased to 33.2% at March 31, 1996 versus 32.7% at March 31, 1995 due to a higher effective tax rate being accrued on AH Life operations. Excluding AH Life, the effective tax rate decreased 0.1% to 32.6% for the first quarter of 1996 compared to the same quarter of 1995.

Investment gains for the first quarter of both years relate primarily to securities that have been classified as "available for sale" and, in the prior year, to the sale of the productive assets of JP Data Services. The following table illustrates the sources of realized gains and (losses):

                                           March 31, 1996    March 31, 1995
                                                    (In millions)

Common stocks                                   $10.0             $ 7.2
Bonds and other debt instruments                  0.6             (14.3)
JP Data Services assets                            -               15.7
Other                                             1.5               1.9
Subtotal                                         12.1              10.5
Less applicable federal and state taxes          (4.2)             (2.7)
As reported                                     $ 7.9             $ 7.8

Operating Earnings by Business Segment

JP's continuing business segments include Life Insurance and Communications. Operating income of the business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company and consolidation entries are included in the "Other" segment. Currently, all corporate capital is allocated to the business segments.

The following table illustrates operating income by segment and classes of products:

                                           March 31, 1996   March 31, 1995
                                                   (In millions)
  Life Insurance:
     Individual products                         37.3             $24.6
     Annuity and investment products             13.5               7.8
     Group insurance                              6.7               8.3
                                                 57.5              40.7
  Communications                                  9.2               6.6
  Discontinued operations                          -                2.2
  Other                                          (3.7)             (0.2)
  Operating income                                63.0              49.2
  Net realized investment gains                    7.9              7.8
  Net income                                      70.9             57.0
  Dividends on preferred stock                     0.8               -
  Net income applicable to common shareholders    $70.1             $57.0



Life Insurance

The Life Insurance segment is comprised of operations conducted by the Individual Products, Annuity and Investment Products, and Group Insurance distribution systems.

Individual Products

The Individual Products distribution systems offer a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and regional directors, home service agents, financial institutions, and individual health sales and service offices. Operating results were:

                              March 31, 1996   March 31, 1995
                                          (In millions)
Premiums, considerations,
  and other income                 $119.0            $ 50.7
Net investment income               111.3              53.9
Total revenues                      230.3             104.6

Policy benefits                     128.8              51.6
Expenses                             45.1              16.5
Total benefits
 and expenses                       173.9              68.1

Operating income before
  income taxes                       56.4              36.5
Provision for income
  taxes                              19.1              11.9

Operating income                   $ 37.3            $ 24.6


Individual operating income improved 51.4% in the first quarter of 1996 versus the first quarter of 1995 primarily due to the positive impact of acquired operations and favorable experience for Individual health. New first-year life insurance premiums and receipts for policyholder accounts rose 64.6% compared to an increase of 5.4% in 1995 and resulted in correspondingly higher levels of reserves.

Policy benefits including increases in reserves increased 149.4% in 1996's first quarter, reflecting acquisitions and growth of business in force. Death benefits in 1996 were 112.4% higher than in the same quarter of the prior year. Excluding the impact of acquisitions, mortality experience improved 7.0% from the prior year due to 1995 death benefits being negatively impacted by several large death claims. Expenses increased 173.3% primarily attributable to acquisitions. In addition, commissions paid to independent marketing organizations increased consistent with the growth in premiums generated by this distribution system.

Annuity and Investment Products

Annuity and Investment Products are offered through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Operating results were:

                              March 31, 1996  March 31, 1995
                                          (In millions)
Premiums, considerations,
  and other income                 $ 23.5            $  5.3
Net investment income                91.5              28.5
Total revenues                      115.0              33.8

Policy benefits                      85.5              19.8
Expenses                              8.9               2.5
Total benefits
 and expenses                        94.4              22.3

Operating income before
  income taxes                       20.6              11.5
Provision for income
  taxes                               7.1               3.7

Operating income                   $ 13.5             $ 7.8

Annuity and Investment Products operating income improved 75.3% in the first quarter of 1996 versus the first quarter of 1995 primarily due to the acquisition of AH Life.

Annuity funds on deposit increased 0.1% to $6,105.8 million in the first quarter of 1996 compared to an increase of 6.3% in the first quarter of 1995 to $1,150.7. Annuity receipts were $149.9 million for the first quarter of 1996 compared to $85.5 million for the same period in 1995. Profitability was unfavorably impacted by increased surrenders and their attendant impact on the amortization of deferred acquisition costs. Benefits and surrenders as a percentage of beginning fund balances were 3.5% in the first quarter of 1996 compared to 2.6% for the same period in 1995.

Group Insurance

The Group Insurance segment provides a wide range of group insurance products for employers and their employees, primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as a well as a variety of life, disability income, dental, and retirement plans. Operating results were:

                               March 31, 1996       March 31, 1995
                                           (In millions)
Premiums and equivalents,
  considerations, and other         $120.5                  $114.9
Net investment income                 11.5                    11.5
Total revenues                       132.0                   126.4

Policy benefits                       99.9                    93.6
Expenses                              22.1                    20.5

Total benefits
  and expenses                       122.0                   114.1

Operating income before
  income taxes                        10.0                    12.3
Provision for income
  taxes                                3.3                     4.0

Operating income                    $  6.7                  $  8.3

Group operating income declined 19.3% in the first quarter of 1996 when compared to the same quarter of the prior year. As a percentage of premiums and other considerations, operating income for the Group Department was 5.1% in 1996's first quarter and 6.6% in 1995. Group life results declined 61.0% to $1.3 million while health and disability results of $5.4 million were 2.5% higher.

Premiums and equivalents, which include the equivalent premiums on cases administered by the Group Insurance segment on an uninsured basis, decreased 16.2% in 1996, due to reduced benefit payments on a large self-funded case. Also, competition from HMO's has resulted in the loss of several larger "uninsured" accounts. The loss on premium equivalents is offset by decreased benefit expenses related to these accounts. Thus, only the loss of the administrative expense margin has an impact on operating earnings. Policy benefits including reserve increases on fully-insured health coverages increased 5.4% while premium income on these same cases increased 6.3%. Death benefits in 1996 were 6.2% higher than in the prior year while premium income on life insurance coverages declined 6.3%. Expenses increased 8.2% due to investments made in building a proprietary managed care network in North Carolina and additional administrative capabilities. Both of these initiatives are intended to result in greater cost efficiencies and increased competitive advantages.

Communications

JP Communications operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                               March 31, 1996         March 31, 1995
                                          (In millions)
Communications revenues             $46.3                   $42.7

Operating costs                      28.8                    27.8
Depreciation and
  amortization                        2.3                     1.7
General expenses                      1.3                     2.5
Total expenses                       32.4                    32.0

Operating income before
  income taxes                       13.9                    10.7
Provision for income taxes            4.7                     4.1

Operating income                    $ 9.2                   $ 6.6

Excluding JP Data Services, operating income from the Communications segment increased 82.8% over the same period in 1995. The majority of this increase was due to refunds of federal income taxes and related interest, having a positive impact on operating income of approximately $2.5 million. The sports and entertainment and broadcast properties also benefitted from a strong advertising environment.

Excluding JP Data Services, revenues for the quarter improved 17.0% from the first quarter of 1995. Radio operations as well as sports and entertainment contributed to this growth, improving 14.9% and 17.7% respectively. Radio growth was attributable to strong market growth in most markets combined with increased market share in several major markets. The majority of the first quarter growth experienced by sports and entertainment was due to increased collegiate sports revenues and advertising revenues associated with Olympic-related programming. Additionally, revenues were increased by the aforementioned federal income tax refunds and related interest. Excluding JP Data Services, total expenses, as a percentage of revenues, improved to 69.9% in the first quarter of 1996 versus 78.4% for the same period in 1995. The improvement resulted from increased profit margins associated with the higher sales levels and the increase in revenues resulting from the interest income associated with the tax refund.

Discontinued Operations

Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JPF&C). This subsidiary formerly comprised the Other Insurance segment. On December 23, 1994, JP agreed to sell the stock of JPF&C for cash of $55 million and recorded a gain on sale of $16.4 million in the second quarter of 1995. Prior to sale, JP received a dividend in partial liquidation of $32.0 million. Operating income attributable to Discontinued Operations was $0.0 and $2.2 million in 1996 and 1995, respectively. Earnings on proceeds from the sale of this subsidiary are included in the Other segment for 1996 and 1995.

Other

Operating results categorized as "other" include earnings on investments held in the parent company and non-regulated investment affiliates as reduced by expenses of the Corporation and financing costs. These results declined to ($3.8) million for the first quarter of 1996 versus ($0.2) million for the same period of the prior year due to financing costs of $6.1 million offset by an increase in net investment income of $2.2 million resulting from the transfer of NationsBank stock from JP Life.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

JP s resources consist primarily of investments related to its Life Insurance segment, properties and other assets used in its Life Insurance and Communications segments and investments backing corporate capital. The investments section reviews the Company s investment portfolio and key strategies.

Total assets were $16,741 million at March 31, 1996 and $16,478 million at December 31, 1995, an increase of $263 million or 1.6%. Primary sources for asset growth were increases in policyholder contract deposits ($52.0 million), increase in separate account assets ($60.9 million), short-term borrowings ($20.2 million) and cash provided by operating activities ($153.6 million). These sources were offset by cash dividends paid to shareholders of $25.6 million. Asset values also declined $74.4 million due to changes in market values of assets held in the available for sale category. These decreases were primarily the result of increases in interest rates.

The Life Insurance segment defers the costs of acquiring new business including commissions, certain costs of underwriting and issuing policies, and certain agency office expenses. Such amounts deferred were $587.7 million at March 31, 1996 and $543.3 million at December 31, 1995, an increase of $44.4 million or 8.2%. During the first quarter of 1996, the balance was reduced by $20.2 million for net amortization offset by additional acquisition expenses capitalized of $33.8 million and by $30.8 million for the effect of unrealized investment losses.

Additionally, JP recorded Value of Insurance in Force at fair value of $324.6 million in conjunction with the acquisition of AH Life. This asset represents the actuarially-determined present value of future gross profits for the businesses acquired, discounted at a risk-adjusted rate of return. Value of Insurance in Force was $319.4 million at March 31, 1996 and $291.5 million at December 31, 1995, an increase of $27.9 million or 9.6%. During the first quarter of 1996, the balance was reduced by $4.9 million for net amortization, $0.3 million for the effect of realized investment gains, and increased by $33.1 million for the effect of net reduction of unrealized investment gains.

Goodwill (representing the cost of acquired businesses in excess of fair value of net assets) of $96.2 million at March 31, 1996 and $97.3 million at December 31, 1995 relates to acquisitions of AH Life and Communications properties and is being amortized over periods ranging from 5 to 40 years, with a dollar-weighted average amortization period of approximately 25 years. Goodwill as a percentage of shareholders equity was 4.5% at March 31, 1996 and December 31, 1995.

Carrying amounts of Goodwill, Value of Insurance in Force, and Deferred Policy Acquisition Costs are regularly reviewed for indications of value impairment with consideration given to the financial performance of acquired properties, future gross profits of insurance in force, and other relevant factors.

JP has recorded reinsurance receivables of $1,490.4 million and $1,404.3 million and policy loans of $809.0 million and $828.5 million at March 31, 1996 and December 31, 1995, respectively. These reinsurance receivables and policy loans are related to the businesses of AH Life not acquired by JP. These businesses are 100% coinsured to HI, which has provided payment, performance, and capital maintenance guarantees with respect to the balances receivable.

Capital Resources

JP s financial strength is among the highest of its peer companies. Consolidated shareholders' equity was $2,127 million at March 31, 1996 and $2,156 at December 31, 1995 Stockholders' equity includes net unrealized gains on securities available for sale and cumulative foreign currency translations of $450.3 million at March 31, 1996 and $524.7 million at December 31, 1995. During the first quarter of 1996, fair values of securities classified as available for sale, net of deferred taxes, Deferred Acquisition Costs and Value of Insurance in Force effect, decreased $74.4 million compared to an increase of $73.9 million in the first quarter of 1995. JP considers existing capital resources to be more than adequate to support the current level of its business activities. The Company s business plan places priority on redirecting certain capital resources now invested in bonds and stocks into its core businesses through acquisitions and internal growth, which would be expected to provide higher returns over time. As part of its plan to use its capital resources effectively, the Company may continue to purchase its own common stock from time to time. Management believes that acquisitions and other strategic opportunities can be funded using a prudent balance of internal resources and external financing.

Long-term debt outstanding was $137.1 million at March 31, 1996 and December 31, 1995. In the fourth quarter of 1995, the Company filed a shelf registration statement for $300 million of debt securities. In December 1995, the Company completed a public offering of 1,815,000 unsecured Automatic Common Exchange Securities Due January 21, 2000( ACES). Annual interest of 7.25% is payable quarterly in arrears. At maturity, or during the thirty days prior, the Company will exchange the ACES into shares of

NationsBank Corporation common stock or equivalent cash. While it has made no commitments for obtaining additional financing, the Company may issue additional long-term debt securities to finance acquisitions or for other corporate purposes.

Short-term debt outstanding was $250 million at March 31, 1996 and $230 million at December 31, 1995. In October 1995, the Company replaced uncommitted bank lines with a 364-day unsecured revolving credit agreement, which was placed with a commercial bank syndicate, in the amount of $450 million. Proceeds were used for funding a portion of the acquisition of AH Life and for general corporate purposes. Interest rates of borrowings under the revolving credit agreement either are selected by the Company by competitive bids from the syndicate banks or, at the Company's option, are established at a level using the London Interbank Offered Rate as a base.

During 1996 and 1995, the Company sold U.S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrangements. The maximum amount outstanding during the first quarter of 1996 and 1995 was $295.8 million and $267.7 million. Securities subject to open repurchase agreements at quarter-end were $196 million at fair value and $187 million at amortized cost for 1996 and $196 million at fair value and $188 million at amortized cost as of year-end 1995.

JP s capital adequacy is illustrated by the following table:

                                     March 31, 1996   December 31, 1995
                                              (In millions)

Total assets                             $16,741            $16,478
Total shareholders' equity                $2,127             $2,156
Ratio of shareholders' equity
 to assets                                 12.7%              13.1%

The Company's ratio of capital to assets declined during the first quarter of 1996 primarily due to decreases in fair values of securities available for sale.

JP considers the capital requirements of its business segments in determining the level of capital available for strategic development. The Life Insurance segment, which employs the larger level of required capital, is subject to regulatory constraints. Capital employed in the life insurance companies is measured in accordance with Statutory Accounting Practices (SAP) which differ from Generally Accepted Accounting Principles (GAAP). The life companies have not previously ceded business under surplus relief reinsurance arrangements nor has statutory capital and surplus been enhanced by any transaction or item that is either not included in GAAP shareholders equity or eliminated in the preparation of the Company s consolidated financial statements.

The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital(RBC) levels for life insurers. RBC requires the maintenance of minimum levels of statutory capital and surplus based on formulas related to investment credit risk, insurance risk, interest rate risk, and general business risk. For purposes of determining compliance with this requirement, JP Life and AH Life compare minimum capital requirements (authorized control level) with adjusted statutory capital (includes statutory capital and surplus, asset valuation reserves, and other adjustments). Regulatory authorities require that life insurers maintain adjusted capital and surplus positions up to twice the authorized control level. Each of the life insurance subsidiaries currently hold surplus levels substantially in excess of amounts necessary to comply with regulatory requirements.

JP Life and AH Life have been assigned the following ratings by the following agencies:
                                            JP Life     AH Life
     A.M. Best                                A++          A+
     Standard & Poor s (claims paying)        AAA          AAA
     Duff and Phelps                          AAA          AAA
     Moody s                                  Aa2          Aa3

JP believes that the ratings assignments are a result of its overall capital position, stability of life insurance earnings, high quality investment portfolio, and competitive position within the market.

In managing its capital position, JP measures required capital for each of its major product lines in a manner similar to methods utilized by regulatory authorities for risk-based capital requirements. Capital is allocated to product lines in amounts which management believes are necessary to cover all risks inherent in the book of business. Management also focuses on investment quality and other indications of capital adequacy, such as operating leverage, capital and surplus ratios, and the ratio of higher risk assets as a percentage of statutory capital and surplus. Management believes that these ratios are more conservative than those prevailing in the life insurance industry.

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life, AH Life, and other consolidated subsidiaries. The Company has historically posted positive cash flows from operating activities of its Life Insurance and Communications segments. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy its operating requirements.

Net cash provided by operations as of March 31, 1996 and 1995 was $153.5 million and $48.8 million. Cash flows provided from net increases in policyholder contract deposits were $52.0 million and $83.2 million for the first quarter of 1996 and 1995. Net borrowing or (repayments) under short-term facilities were $20.2 million and $(25.4) million for the first quarter of 1996 and 1995. These sources of funds were used to purchase net investments of $265.1 million and $24.1 million, and to pay dividends to shareholders of $23.6 million and $20.8 million for the first quarters of 1996 and 1995, respectively.

Primary sources of cash from its Life Insurance segment are premiums, other considerations, receipts for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash include payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, income taxes, and investment purchases.

Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses, and income taxes.

Dividends paid to the parent company from its subsidiaries were $34.0 million and $13.0 million during the first quarters of 1996 and 1995. JP Life is the primary source of dividends to the parent company. JP Life is subject to North Carolina laws and AH Life is subject to Michigan laws. Both states limit the amount of dividends that may be paid without first obtaining the approval of the respective State's Insurance Commissioner. Because of extraordinary dividends paid by JP Life and AH Life in 1995, dividends paid by either company prior to the fourth quarter of 1996 will require regulatory approval. The first quarter 1996 dividend of $30.0 million from JP Life was approved and paid. No common stock dividends from AH Life are planned for 1996.

Dividend payments on the $50 million floating rate preferred stock issued to HI also require advance approval prior to October 2, 1996, and all interest payments on the $50 million surplus note held by a JP subsidiary also require advance approval. The first quarter 1996 payments were approved.

Cash and short-term investments were $60.7 million and $122.5 million at March 31, 1996 and December 31, 1995, respectively. Additionally, debt and equity securities held by the parent company and non-regulated subsidiaries with carrying amounts of $435.3 million and $391.7 million at March 31, 1996 and December 31, 1995 are considered to be sources of liquidity to support the Company s strategies. Total trading securities and debt and equity securities available for sale at March 31, 1996 and December 31, 1995 were $7,214.9 and $7,321.0 million.

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

JP held the following carrying amounts of investments as of:
                             March 31, 1996  %       December 31, 1995  %
                                     (Dollars in millions)
Publicly-issued bonds           $7,804     59%         $ 7,846         59%
Privately-placed bonds           2,124     14            2,081         15
Mortgage loans                   1,098      8            1,050          8
Common stock                       858      7              826          6
Policy loans                     1,140      9            1,152          9
Preferred stock                     95      1               96          1
Real estate                         80      1               77          1
Cash, other invested assets        102      1              163          1

Total                          $13,301    100%         $13,291       100%

Near-term strategies include identification of fixed income market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements. As a result, the Company anticipates that private placements and commercial mortgage loans will increase these as a percent of total assets, as happened in 1995 before the acquisitions. Common stocks, as a percent of total assets, have increased due to market appreciation. JP's Investment Policy Statement requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "Aa3", excluding mortgage loans. The Policy Statement also imposes limits on the amount of lower quality investments and
requires diversification by issuer and asset type.   The Company monitors
investments which are considered to be "higher risk" for compliance with the Investment Policy Statement and for proper valuation.

Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows. Additionally, the Company carries a reserve for non-specific losses attributable to the mortgage portfolio. Other investments are carried at the lower of cost or net realizable value, as appropriate.

Carrying amounts of investments categorized as "higher risk" assets were as follows:
                                   March 31, 1996     December 31, 1995
                                       $      %            $        %
                                              (In millions)
Bonds near or in default         $    14.5    0.1     $    12.5    0.1%
Bonds below investment grade         476.6    3.6         443.0    3.3
Mortgage loans 61 days delinquent
  or in foreclosure                    8.2    0.1           8.3    0.1
Mortgage loans restructured           15.0    0.1          17.7    0.1
Foreclosed properties                  2.8     -            4.2      -
   Subtotal, "higher risk assets"    517.1    3.9         485.7    3.6
All other investments             12,784.1   96.1      12,804.9   96.4

Total cash and investments       $13,301.2  100.0     $13,290.6  100.0


The Company's investment guidelines allow investments in below investment grade bonds up to a level which is specifically authorized by the Finance Committee.

The Company increased slightly its investments in below investment grade bond exposure during the first quarter of 1996 due to purchases made for the purpose of yield enhancement. The purchases were concentrated in the highest tier of public non-investment grade bonds ( cross-over credits ) which have the potential of achieving investment grade status in the future. The Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

While the Company's investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments, JP has not historically employed such instruments to alter investment or liability positions. AH Life has limited involvement with derivative financial instruments and has not previously used them for trading purposes, but generally to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 million are open as of March 31, 1996, termination of which at current interest rates would result in an insignificant settlement payment. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

During 1995 and the first quarter of 1996, JP sold call options on selected common stock holdings classified as available for sale to reduce the price volatility of its equity investments and as an additional source of investment returns. Pursuant to its equity policy, the Company maintains a portfolio up to $50 million in trading securities shares for the primary purpose of writing covered call options to enhance returns from option premiums, market appreciation and dividends received. Option premiums received under this program are recorded as investment income, together with realized and unrealized gains on the portfolio. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. Considerations received were $2.4 million and $2.9
million during the first quarters of 1996 and 1995.   Balances of portfolios
classified as "Trading securities" were $40.5 million at March 31, 1996 and $46.4 at December 31, 1995.

JP held the following CMO's as of:

                                            March 31,  December 31,
                                              1996         1995
                                               (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's               $2,102.7    $1,856.1
   Corporate private-labeled CMO's              476.6       640.4

Total                                        $2,579.3    $2,496.5

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


Asset/Liability Management

The asset/liability management process focuses primarily on the management of interest rate risk. One measure of this risk is a comparison of asset and liability durations. Duration measures the sensitivity of asset and liability values to changes in interest rates. JP monitors the duration of insurance liabilities for comparison to the duration of assets backing the insurance lines. Responsibility for monitoring interest rate risk lies with the Company's Asset/Liability Management Committee, which is made up of Finance, Investment and Actuarial senior management. This group is charged with continually monitoring and refining the Company's position in an attempt to prudently balance profitability and risk for each insurance line, and for the Company in the aggregate.

Separate asset portfolios have been established for each insurance line. Various modeling and analytical systems are employed in analyzing the assets and liabilities which make up each of these lines. Option-adjusted liability durations have been developed using stochastic actuarial projections of liability cash flows. In addition, the Investment Department's models measure the assets' effective duration and produce other analytical measures necessary for portfolio management. JP considers the duration match for the respective portfolios as well as total assets and liabilities. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management intends that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permissible for the non-interest sensitive (traditional) portfolios. At March 31, 1996 and December 31, 1995, 74.7% and 75.4% of life insurance invested assets at amortized cost were held for interest-sensitive portfolios and 25.3% and 24.6% were held for traditional portfolios and corporate capital and surplus.

EXTERNAL TRENDS, ECONOMIC FACTORS AND ACCOUNTING PRONOUNCEMENTS

JP operates largely in the U. S. financial services market, which is subject to general economic conditions in the U.S. Over the past several years, these conditions have exhibited signs of gradual improvement and slow growth.

Recent trends which have affected the Company include: rising interest rates; increased levels of mergers, consolidations and reorganizations; and moderate increases in health care utilization and inflation as a result of increased emphasis on managed care arrangements.

Growth of life and health insurance sales continue to be slow for most insurance companies due to changing demographics and inefficient distribution systems. A more slowly growing economy and increased competition from banks, mutual funds, and other financial institutions for investable consumer dollars also suppressed premium growth over the last two years. The Company believes that it has experienced growth at a rate greater than the overall industry because of acquisitions, its strong financial position and efforts to increase distribution sources.

Inflation and Interest Rate Risks

Interest rates have varied in response to concerns for inflationary pressures in the U.S. economy. During the first quarter of 1996, ten-year U.S. Treasury rates increased by approximately 71 basis points. Since JP's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate increases during 1996 and declines during 1995 contributed to the net decrease in unrealized gains on securities available for sale in the first quarter of 1996 of $74.4 million and the net increase in the same period of 1995 of $73.9 million. Interest rate changes can affect the Company's net worth either positively or negatively since fixed income securities available for sale are recorded at fair values but corresponding liabilities are not adjusted to fair values.

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

Environmental Liabilities

JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate, run-off of inactive property and casualty business, and Communications subsidiaries. The Company's actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

Mergers, Acquisitions and Consolidations

The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations have been driven by a need to reduce costs of distribution and

                                   27
maintain business in force. Additionally, increased competition, health care reform, regulatory capital requirements and technology costs have also contributed to the level of consolidation in the industry. These forces are expected to continue as is the level of industry consolidation.

Regulatory and Legal Environment

Currently, prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for the Company; however, it is not expected that such changes would materially impact the Company's statutory capital requirements.

The number of insurance companies that are under regulatory supervision has resulted, and is expected to continue to result, in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in most states. The Company has accrued for expected assessments net of estimated future premium tax deductions.

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

Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 114 " Accounting by Creditors for Impairment of a Loan" was effective for the Company's 1995 consolidated financial statements. SFAS 114, as amended by SFAS 118, requires that certain impaired loans be reported at the net present value of expected future cash flows, the loan's observable market price or the fair value of the underlying collateral. The Company adopted SFAS 114 during the first quarter of 1995 and the effect of adoption did not have a material impact on results of operations.

In March 1995, the FASB issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and certain identifiable long lived assets and intangibles to be disposed of. The statement will be effective for the Company's 1996 consolidated financial statements. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The statement requires that such assets be carried at the lower of carrying value or fair value, less cost to sell, and that impairment losses resulting from its application be reported in the period in which the recognition criteria are first met. The Company does not expect that the application of SFAS 121 will have a material effect on its financial position.

In October 1995 the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which will also be effective in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and allows entities to continue to measure compensation cost for those plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees", or to adopt a fair value-based measurement method. Entities that do not elect to adopt a fair value-based method are required to make pro-forma disclosures of net income and income per share as if the fair value-based method had been applied. Such pro-forma amounts are likely to be less than the corresponding amounts presented in future statements of net income if the APB 25 method is continued. The Company has not yet decided whether to adopt the fair value-based measurement method described in SFAS 123.

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact expected results. These risks and uncertainties include, but are not limited to, the competitive, economic, interest rate, and regulatory environments in which the Company operates.

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



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The information hereinafter reported relates to the Registrant's Annual Meeting of Shareholders held on May 6, 1996.

(c)      The following matters were voted upon at the meeting:

    (1)     Election of Directors

          Class I:                      Term         Votes For      Withheld
          William E. Blackwell         3 years       59,493,859     660,051
          C. Randolph Ferguson         3 years       59,469,029     684,881
          William Porter Payne         3 years       51,970,251   8,183,659
          Robert H. Spilman            3 years       59,432,404     721,506

     (2) A proposal by the Registrant's board of directors to amend the Articles of Incorporation to increase the authorized common stock:

                     For:           46,813,013
                     Against:       12,958,349
                     Abstain:          383,744



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

       (3) (i)    Articles of Incorporation, reflecting amendment to
                  Article IV adopted May 6, 1996 with shareholder approval to increase the authorized common stock.

      (10) (iii)  Employment contract between the Registrant and
                  John D. Hopkins, an executive officer of the Registrant, effective April 19, 1996

      (27)        Financial Data Schedule

(b) A report on Form 8-K dated February 16, 1996 was filed to report under Item 4 a change in Registrant's certifying accountant to Ernst & Young LLP for the fiscal year ending December 31, 1996.

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