Form 10-Q
period 1996-06-30
JEFFERSON PILOT CORP
filed 1996-08-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996                 Commission file number 1-5955


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



                                 (910) 691-3000
                (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No



Number of shares of common stock outstanding at June 30, 1996  71,245,328

                          JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - June 30, 1996 and December 31, 1995                    3


             Consolidated Condensed Statements of Income
             - Three Months and Six Months Ended
               June 30, 1996 and 1995                                 4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months and Six Months Ended
               June 30, 1996 and 1995                                 5


             Consolidated Condensed Statements of Changes
             in Financial Condition
             - Six Months Ended June 30, 1996 and 1995                6


             Notes to Consolidated Condensed Financial
             Statements                                               7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8


Part II.   Other Information                                         25


Signatures                                                           26

                     PART I.   FINANCIAL INFORMATION
                          JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)
                                    (Note 1)
                                                    June 30       December 31
    Assets                                           1996             1995
                                                  (Unaudited)
Cash and investments:
  Debt securities available for sale             $ 6,231,636      $ 6,458,209
   (amortized cost $6,318,905 and $6,208,347)
  Debt securities held to maturity                 3,732,682        3,527,404
   (fair value $3,732,682 and $3,648,539)
  Equity securities, trading                          33,426           46,406
   (cost $33,926 and $45,868)
  Equity securities available for sale               846,484          816,344
   (cost $198,215 and $207,128)
  Mortgage loans                                   1,151,254        1,049,464
  Cash and all other investments                   1,314,434        1,392,772
Accrued investment income                            153,217          156,532
Due from reinsurers                                1,548,960        1,449,613
Deferred policy acquisition costs and value
  of insurance in force                              940,932          834,764
Goodwill                                              95,114           97,296
Assets held in separate accounts                     422,797          345,530
Accounts receivable, agents' balances, and
   other assets                                      282,651          303,678

                                                 $16,753,587      $16,478,012

    Liabilities and Shareholders' Equity

Liabilities:
Policy liabilities                               $12,982,815      $12,721,574
Securities sold under repurchase agreements          276,927          196,040
Short-term borrowings and other debt                 377,028          367,148
Separate account liabilities                         422,797          345,530
Tax liabilities                                      168,674          254,424
Accrued expenses and other debt                      349,760          387,237
                                                  14,578,001       14,271,953

Redeemable preferred stock                            50,000           50,000
Shareholders' Equity:
Common stock                                          90,171           89,016
Retained earnings                                  1,633,654        1,542,344
Net unrealized gains on securities and
  foreign currency translations, net                 401,761          524,699
                                                 $16,753,587      $16,478,012

See Notes to Consolidated Condensed Financial Statements.

                            JEFFERSON-PILOT CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (In Thousands Except Shares Outstanding and Per Share Amounts)
                                      (Unaudited)
                                       Three Months Ended        Six Months Ended
                                             June 30                  June 30
                                        1996         1995        1996         1995
Insurance premiums                  $  178,581   $  158,678  $  365,880   $  309,842
Investment income, net                 220,663      107,401     433,345      203,499
Communications                          35,625       34,281      81,943       76,987
Other income                            82,987       27,247     158,768       46,974
Realized investment gains               10,669        1,255      22,802        6,797
                                       528,525      328,862   1,062,738   $  644,099
Benefits and Expenses:
Policy benefits                        305,152      183,014     619,362      348,010
Insurance commissions                   37,064       25,734      76,084       47,849
Communications operations               23,289       23,542      52,088       51,349
General, administrative, and other
  expenses                              52,604       22,368      98,579       45,663
                                       418,109      254,658     846,113      492,871
Income before income taxes             110,416       74,204     216,625      151,228
Provision for income taxes              37,203       23,083      72,448       48,235
                                        73,213       51,121     144,177      102,993
Discontinued operations, net              -          13,408        -          18,541
Net income                              73,213       64,529     144,177      121,534
Dividends on preferred stock               878         -          1,698         -
Net income available to common
   shareholders                     $   72,335   $   64,529  $  142,479   $  121,534

Average number of shares
 outstanding                        71,244,703   71,693,045  71,235,826   72,187,032

Income before gain from sales
 of investments:
  Continuing operations             $     0.92   $     0.70  $     1.79   $     1.35
  Discontinued operations                  -            -           -           0.03
Total                                     0.92         0.70        1.79         1.38

Gain from sales of investments,
 net of income taxes:
  Continuing operations                   0.10         0.01        0.21         0.08
  Discontinued operations                  -           0.19         -           0.22
Total                                     0.10         0.20        0.21         0.30

Net income per share of
 Common Stock                       $     1.02   $     0.90  $     2.00   $     1.68

See Notes to Consolidated Condensed Financial Statements.

                            JEFFERSON-PILOT CORPORATION
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (In Thousands)
                                    (Unaudited)
                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                       1996        1995         1996         1995
   Balance at beginning of period   $1,586,900  $1,475,222   $1,542,344   $1,441,132
   Net income available to common
     shareholders for the period        72,335      64,529      142,479      121,534
                                     1,659,235   1,539,751    1,684,823    1,562,666

   Cash dividends declared             (25,581)         60      (51,169)     (23,147)
   Reacquisition of common stock,
     net                                  -        (51,715)        -         (51,423)

   Balance at end of period         $1,633,654  $1,488,096   $1,633,654   $1,488,096






















See Notes to Consolidated Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION
     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN FINANCIAL CONDITION
                                (In Thousands)
                                  (Unaudited)
                                                       Six Months Ended
                                                             June 30
                                                       1996         1995


Net cash provided by operations                     $  306,735   $   40,141

Cash Flows from Investing Activities:
Investments purchased, net                            (428,638)    (277,370)
Cash received from assumption reinsurance                 -         141,832
Other investing activities                                (425)       1,433
Net cash used by investing activities                 (429,063)    (134,105)

Cash Flows from Financing Activities:
Short-term borrowings, net                              85,737       21,157
Cash dividends to shareholders                         (50,007)     (43,981)
Issuance of common stock, net                            1,155      (52,657)
Policyholder contract deposits(withdrawals)              3,679      164,727
Net cash provided by financing activities               40,564       89,246

Decrease in cash and cash equivalents                  (81,764)      (4,718)
Cash and cash equivalents at beginning of period       122,474       22,774

Cash and cash equivalents at end of period          $   40,710   $   18,056

Supplemental Cash Flow Information:
Income taxes paid                                   $   30,681   $   41,478

Interest paid on borrowed money                     $   16,288   $    8,746









See Notes to Consolidated Condensed Financial Statements.

                          JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These operating results include Alexander Hamilton Life Insurance Company of America (AH Life) and the business assumed from Kentucky Central Life Insurance Company (KCL) for the first six months of 1996, whereas comparable 1995 operating results do not include AH Life, but does include one months results of operations for KCL. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

                      JEFFERSON-PILOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition as of June 30, 1996, changes in financial condition for the six months then ended, and results of operations for the three and six months ended June 30, 1996 as compared to June 30, 1995. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1995. It should be read in conjunction with the interim financial statements and notes contained herein.

Jefferson-Pilot Corporation (JP or the Company) is a North Carolina holding company which is engaged primarily in the business of writing life insurance, health insurance, and annuities and in the communications businesses principally through the following subsidiaries: Jefferson-Pilot Life Insurance Company
(JP Life), Alexander Hamilton Life Insurance Company of America (AH Life) and Jefferson- Pilot Communications Company (JP Communications). In May, 1995,
JP Life	assumed certain life insurance and annuity business of Kentucky
Central Life Insurance Company (KCL) in a transaction which was accomplished through an assumption reinsurance agreement.

Included in net income available to common shareholders are realized investment gains from sale of investments and preferred stock dividends of a consolidated subsidiary. The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.

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

Consolidated Summary of Income

                              Three Months Ended      Six Months Ended
                              June 30    June 30     June 30    June 30
                               1996       1995        1996       1995
                                            (In millions)
Income before realized
  investment gains:
Continuing operations         $ 65.3      $ 50.2      $127.6     $ 97.2
Discontinued operations           -           -           -         2.2
Operating income                65.3        50.2       127.6       99.4
Realized investment gains,
  net:
Continuing operations            7.0          .9        14.9        5.7
Discontinued operations           -         13.4          -        16.4
Realized investment gains        7.0        14.3        14.9       22.1
Net income(1):
Continuing operations           72.3        51.1       142.5      102.9
Discontinued operations           -         13.4          -        18.6

                              $ 72.3      $ 64.5      $142.5    $ 121.5
(1) Available to common shareholders.

Consolidated Earnings Per Share
                                       Three Months Ended    Six Months Ended
                                        June 30  June 30     June 30  June 30
                                         1996     1995        1996     1995

Income before realized
  investment gains:
Continuing operations                   $  0.92  $  0.70     $  1.79  $  1.35
Discontinued operations                     -        -           -       0.03
Operating income                           0.92     0.70        1.79     1.38

Realized investment gains,
net:
Continuing operations                      0.10     0.01        0.21     0.08
Discontinued operations                     -       0.19         -       0.22

Realized investment gains                  0.10     0.20        0.21     0.30
Net Income:
Continuing operations                      1.02     0.71        2.00     1.43
Discontinued operations                     -       0.19         -       0.25

                                        $  1.02  $  0.90     $  2.00  $  1.68

Net Realized Investment Gains
                                         Three Months Ended   Six Months Ended
                                          June 30  June 30    June 30  June 30
                                           1996     1995       1996     1995
                                                    (In millions)
Investment gains from continuing
  operations:
Stocks                                    $13.1    $ 5.1       $23.8   $10.5
Bonds and mortgage loans                   (2.9)    (5.8)       (2.3)  (23.3)
JP Data Services assets                      -        -           -     15.7
Other                                        .4      2.0         1.3     3.9
Total investment gains from
  continuing operations                    10.6      1.3        22.8     6.8

Investment gains from discontinued
  operations:
Stocks                                       -        -           -      1.7
Bonds and mortgage loans                     -        -           -      3.0
JP Fire & Casualty                           -      15.6          -     15.6
Total investment gains from
  discontinued operations                    -      15.6          -     20.3
Total investment gains                     10.6     16.9        22.8    27.1
Less applicable federal and state taxes    (3.6)    (2.6)       (7.9)   (5.0)

                                          $ 7.0    $14.3       $14.9   $22.1

Consolidated Summary of Income by Segment and Classes of Products

Income by segment and classes of products was:

                                       Three Months Ended    Six Months Ended
                                        June 30  June 30     June 30  June 30
                                         1996     1995        1996     1995
                                                   (In millions)
Life insurance segment:
   Individual Products                   $37.5    $25.0       $74.8    $49.6
   Annuity and investment products        16.0      8.3        29.6     16.0
   Group products                          8.5     10.0        15.1     18.3
                                          62.0     43.3       119.5     83.9
Communications segment                     5.8      4.8        14.9     11.3
Discontinued Operations                     -        -           -       2.2
Other                                     (1.6)     2.1        (5.2)     2.0
Operating Income                          66.2     50.2       129.2     99.4
Net realized investment gains, net:
   Continuing operations                   7.0       .9        14.9      5.8
   Discontinued operations                  -      13.4          -      16.3
Net income                                73.2     64.5       144.1    121.5
Dividends on preferred stock                .9       -          1.6       -
Net income available to common
   shareholders                        $  72.3  $  64.5     $ 142.5  $ 121.5

Results of Operations:

First Six Months of 1996 Compared to the First Six Months of 1995

Consolidated net income increased 17.3% over the prior year's first six months to $142.5 million. Income before investment gains (operating income) increased 28.4% to $127.6 million. Operating income from continuing operations was 31.3% higher at $127.6 million. The increase in net income and earnings from operations is partially due to the acquisition of AH Life and the assumption of life business from KCL. Increased profitability on certain lines of business, particularly life, annuity and investment products and communications also contributed to this increase. For the first six discontinued operations income included $2.2 million from Jefferson-Pilot sold in the second quarter of 1995. Group product earnings were below prior year results primarily due to lower earnings from conventional group accident and health insurance product lines.

Earnings per share increased 19.1% during the first six months of 1996, due to acquisitions and improved results of core business. Earnings per common share from continuing operations excluding net realized investment gains increased 31.4%. Earnings per common share from continuing operations increased 39.9%. Average shares outstanding during the first half of 1996 and 1995 were 71.2 and 72.2 million, respectively, adjusted for a 3-for-2 stock split in December, 1995.

JP's plan of operation focuses on growing revenues through internal expansion and acquisitions. The internal growth in JP Life is attributable to the successful implementation of its Individual and Annuity and Investment Products business plans. A focus on multiple distribution sources has resulted in growth in premium receipts from primarily universal life and annuity products.

Revenues from continuing operations increased 65.0% to $1,062.7 million over the same period of the prior year. Excluding realized investment gains, revenues increased 63.2% to $1,039.9 million. Total premiums, considerations, and other income (excluding discontinued operations) increased 48.3%. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. During the first half of 1996, policyholder contract deposits, net of surrenders, increased 1.7% to $10,955.9 million of which annuity funds comprised $6,081.5 million. In the first six months of 1995, policyholder contract deposits increased 6.7% to $2,851.6 million including $1,210.4 million in annuity funds. Annuity and investment product receipts have grown more slowly in 1996 due to the impact of a decline in long-term interest rates on fixed annuity sales which lead to increased competition from products such as certificates of deposit. Group accident and health premiums increased 3.3% in the first half of 1996 to $196.8 million compared to $190.4 million in 1995. Accident and health premiums have increased in spite of increased terminations caused by renewals implemented to improve profitability of accident and health products due to competition. Revenues from the Communications segment increased 6.4% due to strong market growth in most radio markets combined with increased collegiate sports revenues and advertising revenues associated with Olympic programming.

Net investment income, which is included in operating income, grew 113.0% over the same period of the prior year to $433.3 million, due primarily to acquisitions of AH Life and KCL.

Net investment gains for the same period, net of income taxes, were $14.9 million as compared to $22.1 million last year. In 1995, gains on the sale of Jefferson-Pilot Data Services assets and JP Fire & Casualty of $11.1 and $16.4 million, respectively, were included in realized investment gains.

Total policy benefits, claims and expenses increased 71.7% over the same period last year to $846.1 million. Insurance commissions were 59.0% higher than in the prior year period. Operating expenses increased 55.3%. The increase in these insurance segment expenses is directly attributable to the acquisition of AH Life, KCL, and growth of life business in force. Costs of Communications operations increased 1.4% due to growth in sales.

Income taxes from continuing operations increased $24.2 million, or 50.2% versus the same period of the prior year due primarily to the higher level of income. Effective tax rates increased to 33.4% versus 31.91% for the same period in 1995, due to a higher effective tax rate being accrued on AH Life operations in 1996. The effective tax rate for the same period in 1995 was reduced by the Company having higher tax than book basis in assets sold by JP Data Services.


Insurance

The Insurance segment is comprised of the following product classes:
Individual Products, Annuity and Investment Products, and Group Products.

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and regional directors, home service agents, and financial institutions. Operating results were:

                                      Three Months Ended    Six Months Ended
                                       June 30 June 30      June 30  June 30
                                        1996     1995         1996     1995
                                                    (In millions)
Premiums, considerations,
  and other income                     $ 116.1  $  51.3     $ 233.8  $ 100.9
Net investment income                    117.6     63.1       230.3    117.5
Total revenues                           233.7    114.4       464.1    218.4

Policy benefits                          125.4     56.5       254.2    108.2
Expenses                                  51.5     21.9        96.7     38.1
Total benefits and expenses              176.9     78.4       350.9    146.3
Operating income before
  income taxes                            56.8     36.0       113.2     72.1
Provision for income taxes                19.3     11.0        38.4     22.5

Operating income                       $  37.5  $  25.0     $  74.8   $ 49.6

Individual Products operating income increased 50.8% versus the first six months of 1995. As a percentage of total revenues, operating income of the Individual unit was 16.1% in 1996 versus 22.7% in 1995. This decrease is due to acquisitions with a higher concentration of annuities.

New first year life insurance premiums rose 294.3% or $96.9 million for the first half of 1996 as a result of acquisitions. Accident and health premiums declined 29.7% or $3.9 million for the first half of 1996, which is reflective of the Company's strategy to improve the profitability of this line of business.

Policy benefits (including reserve increases) increased $146.0 million, or 134.7%, reflective of the growth of business in force and acquisitions. Expenses also increased 153.8% as a result of acquisitions.

Annuity and Investment Products

Annuity and Investment Products are offered through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Operating results were:

                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1996     1995         1996     1995
                                                   (In millions)
Premiums, considerations,
  and other income                    $  26.6  $  15.5      $  50.1  $  21.6
Net investment income                    93.2     30.1        184.7     58.6
Total revenues                          119.8     45.6        234.8     80.2

Policy benefits                          85.3     31.5        170.8     52.1
Expenses                                 10.2      2.2         19.0      4.7
Total benefits and expenses              95.5     33.7        189.8     56.8
Operating income before
  income taxes                           24.3     11.9         45.0     23.4
Provision for income taxes                8.3      3.6         15.4      7.4

Operating income                      $  16.0  $   8.3      $  29.6   $ 16.0

Operating income for annuity and investment products increased 85.0% or $13.6 million from the first six months of 1995 is primarily due to the AH Life acquisition. Policy benefits increased 227.8% or $118.7 million which is directly attributable to the increase in funds on deposit. Total expenses increased 304.3% due primarily to amortization of value of business in force coupled with increased general and administrative expenses.

Annuity funds on deposit increased 0.2% to $6,081.5 million compared to an increase of 11.8% in the first half of 1995 to $1,210.4 million. Annuity receipts were $254.3 million compared to $166.0 million for the same period in 1995. Profitability was unfavorably impacted by surrenders and their attendant impact on the amortization of deferred acquisition costs. Benefits and surrenders as a percentage of beginning fund balances were 6.5% compared to 5.2% for the same period in 1995.

Group Products

Group Products provide a wide range of group insurance products for employers and their employees, primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental, and retirement plans.
Operating results were:
                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1996     1995         1996     1995
                                                  (In millions)
Premiums, considerations,
  and other income                    $ 117.0  $ 117.6      $ 237.5  $ 232.3
Net investment income                    12.2     11.8         23.8     23.5
Total revenues                          129.2    129.4        261.3    255.8

Policy benefits                          94.4     94.2        194.3    187.7
Expenses                                 22.0     20.9         44.3     41.4
Total benefits and expenses             116.4    115.1        238.6    229.1
Operating income before
  income taxes                           12.8     14.3         22.7     26.7
Provision for income taxes                4.3      4.3          7.6      8.4

Operating income                      $   8.5  $  10.0      $  15.1  $  18.3

Group operating income declined 17.5% in the first six months of 1996 when compared to the same period of the prior year. As a percentage of premiums and other considerations, operating income for Group products was 6.4% in 1996's first six months and 7.9% in the 1995 period. Group Life and Annuity results declined 32.7% to $4.3 million as a result of adverse mortality. Health and disability results of $10.9 million were 8.8% lower than in the first six months of 1996 due to lower earnings on conventional medical coverages resulting from increased utilization of health care services, primarily smaller dollar services such as office visits, pharmacy and lab tests, and continued medical inflation. The Company has been investing in developing a proprietary preferred provider network in North
Carolina and additional medical management capabilities.

Group life and annuity policy benefits increased 3.4% while premium income declined 2.8%. Group expenses increased 8.8%

Communications

JP Communications operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                     Three Months Ended     Six Months Ended
                                      June 30  June 30      June 30  June 30
                                       1996     1995          1996     1995
                                                  (In millions)
Communications revenues               $ 35.6   $ 34.3        $ 81.9   $ 77.0

Operating costs                         23.2     23.6          52.1     51.4
Depreciation and amortization            2.2      2.2           4.5      4.7
General expenses                          .7       .6           1.8      2.1
Total expenses                          26.1     26.4          58.4     58.2
Operating income before
  income taxes                           9.5      7.9          23.5     18.8
Provision for income taxes               3.7      3.1           8.6      7.5

Operating income                      $  5.8   $  4.8        $ 14.9   $ 11.3

Operating income from the Communications segment increased 32.7% compared to the first six months of 1995. Profit improvement was attributable to the sports and entertainment and broadcast properties, all benefitting from a strong advertising environment.

Revenues increased 6.4% from the first six months of 1995. All media outlets contributed to this growth. Radio growth was attributable to strong market growth in most markets combined with increased market share at several locations. The majority of the growth experienced by sports and entertainment was due to increased collegiate sports revenues and advertising revenues associated with Olympic programming.

Total expenses increased $0.2 million, or 0.3%. Total expenses including costs of sales, as a percentage of revenues, decreased to 71.3% at June 30, 1996 compared to 75.6% at June 30, 1995. While sales increased, expenses did not increase correspondingly leading to greater profit margins.

Other

Operating results categorized as "other" include parent company expenses and earnings on investments. Financing costs related to acquisitions resulted in the company reporting a loss of $5.2 million while having income of $2.0 million for the first six months of 1995.

Second Quarter of 1996 Compared to Second Quarter of 1995

Consolidated net income available to common shareholders increased 12.1% over the prior year's second quarter, primarily due to results of acquired operations, growth in life insurance and annuity results, and increased profitability from the Communications segment, partially offset by lower Group Product results. Net income from continuing operations increased 41.5% from the prior year's quarter. Operating income increased 31.9% to $66.2 million.

Earnings per common share increased 13.3% over the prior year's second quarter as a result of acquisitions. Earnings per common share excluding net realized investment gains increased 31.4%. Earnings per common share from continuing operations improved 43.7%.

Revenues increased 60.7% to $528.5 million over the same quarter of the prior year. Excluding realized investment gains, revenues increased 58.1% to $517.9 million for the second quarter of 1996. Premium and annuity considerations increased 12.5% to $178.6 million. During the second quarter of 1996, policyholder contract deposits, net of surrenders, increased to $10,955.9 million of which annuity funds comprised $6,081.5 million. In the second quarter 1995 policyholder contract deposits increased to $2,851.6 million with $1,210.4 million in annuity funds. Annuity and investment products receipts have grown more slowly in 1996 due to lower long-term interest rates which resulted in competition from products such as certificates of deposit. Accident and health premiums decreased 4.1% to $99.2 million compared to an increase of 2.2% in 1995 to $103.4 million. Accident and health premiums have declined due to actions taken to improve profitability of accident and health products.

Net investment income grew 105.5% over the prior year's quarter to $220.7 million primarily due to acquisitions.

Total benefits and expenses increased 64.2% over the second quarter of 1995 to $418.1 million. In 1995, total benefits and expenses increased 11.4% to $254.7 million. Life benefits and credits to policyholder accounts increased 166.4% over the prior year reflecting acquisitions and the growth of life business in force. Group accident and health benefits were 5.7% higher in the second quarter of 1996 than in the second quarter of 1995 due to more claims experience in Group conventional medical and disability coverages. Net life insurance expenses (after deferral of policy acquisition costs) increased 84.2% in 1996 due to operations of acquired businesses.

Income taxes for continuing operations increased $14.1 million or 61.2% over the same quarter of the prior year. Effective tax rates from continuing operations increased to 33.7% at June 30, 1996 versus 31.1% at June 30, 1995 due to a higher effective tax rate being accrued on AH Life operations.

Insurance

Individual Products

Individual operating income improved 50.0% versus the second quarter of 1995 primarily due to the positive impact of acquired operations. New first-year life insurance premiums and receipts for policyholder accounts rose 175.6% compared to an increase of 92.7% in 1995 and resulted in correspondingly higher levels of reserves.

Policy benefits including increases in reserves increased 121.9% in 1996's second quarter, reflecting acquisitions and growth of business in force. Death benefits were 91.2% higher than in the 1995 quarter. Mortality experience declined 6.9% due to increased death claims. Expenses increased 135.2% primarily due to acquisitions.

Annuity and Investment Products

Annuity and Investment Products operating income improved 92.8% versus the second quarter of 1995 due to the acquisition of AH Life and planned internal growth.

Annuity receipts were $104.4 million for the second quarter of 1996 compared to $80.5 million for the same period in 1995. Profitability was unfavorably impacted by increased surrenders and their attendant impact on the amortization of deferred acquisition costs. Benefits and surrenders as a percentage of beginning fund balances were 3.0% in the second quarter of 1996 compared to 2.6% for the same period in 1995.

Group Products

Group operating income declined 15.0% when compared to the second quarter of 1995. As a percentage of premiums and other considerations, operating income was 7.3% in 1996's second quarter and 8.5% for the 1995 period.

Premium revenue for the second quarter remained flat, while expenses increased 5.3% or $1.1 million due primarily to investments made in developing a proprietary preferred provider network in North Carolina and in additional medical management capabilities. Both of these initiatives are intended to result in greater cost efficiencies and increased competitive advantage.

Communications

Operating income from the Communications segment increased 20.8% over the 1995 quarter. Profit improvement was attributable to sports and entertainment production and broadcast properties, all benefitting from a strong advertising environment.

Revenues for the quarter grew 3.8% from the 1995 quarter. Radio and television improved 13.7% and 4.4%, respectively. Radio growth was attributable to strong market growth in most markets combined with increased market share at several locations. Television growth resulted from strong market gains including demand for political advertising coupled with increases in audience shares at all locations.

Total expenses, as a percentage of revenues, improved to 73.3% compared to 77.0% for the 1995 period, due to increased profit margins associated with the higher sales levels.

Other

Other income declined to ($1.6) million versus $2.1 million for the 1995 second quarter due primarily to financing costs of $6.5 million offset by an increase in net investment income of $1.1 million resulting from the transfer of Nationsbank stock from JP Life to a passive investment subsidiary.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY

JP's resources consist primarily of investments related to its Life Insurance segment, properties and other assets used in its Life Insurance and Communications segments and investments backing corporate capital.

Total assets were $16,754.0 million at June 30, 1996 compared to $16,478.0 million at December 31, 1995, an increase of $276.0 million or 1.7%. Primary sources for asset growth were increases in cash provided by operating activities ($306.7 million), separate account assets ($77.3 million), and net borrowings ($90.8 million). These sources were offset by cash dividends paid to shareholders of $50 million. Asset values also declined $201.1 million due primarily to changes in market values of assets held in the "available for sale" category resulting from increases in interest rates. In early August, rates had declined to slightly below those at December 31.

Deferred acquisition costs for the Life Insurance segment were $608.7 million at June 30, 1996 and $543.3 million at December 31, 1995, an increase of $65.4 million or 12.0%. During the first half of 1996, the balance was reduced by $44.1 million for net amortization, offset by additional acquisition expenses capitalized of $65.2 million, increased by $44.3 million for the effect of net unrealized investment losses.

Value of Insurance In Force was $332.3 million at June 30, 1996 and $291.5 million at December 31, 1995, an increase of $40.8 million or 14.0%. During the first half of 1996, the balance was reduced by $14.8 million for net amortization, offset by $2.1 million by additional commission costs capitalized and increased by $53.5 million for the effect of net unrealized investment losses.

Goodwill of $95.1 million at June 30, 1996 and $97.3 million at December 31, 1995 relates to acquisitions of AH Life and Communications properties. Goodwill as a percentage of shareholders' equity was 4.5% at June 30, 1996 and December 31, 1995.

JP has recorded reinsurance receivables of $1,494.9 million and $1,404.3 million and policy loans of $810.0 million and $828.5 million at June 30, 1996 and December 31, 1995, respectively. These reinsurance receivables and policy loans are related to the businesses of AH Life not acquired by JP. This business is 100% coinsured to Household International, which has provided payment, performance, and capital maintenance guarantees with respect to the balances receivable.

Capital Resources

JP's financial strength is among the highest of its peer companies. Consolidated shareholders' equity was $2,125.6 million at June 30, 1996 and $2,156.1 million at December 31, 1995. Shareholders' equity includes net unrealized gains or losses on securities available for sale and cumulative foreign currency translations of $401.8 million at June 30, 1996 and $524.7 million at December 31, 1995. During the first half of 1996, fair values of securities classified as available for sale, net of deferred taxes, deferred acquisition costs and value of insurance in force effect, decreased $126.6 million compared to an increase of $259.1 million in the first half of 1995.

JP considers existing capital resources to be more than adequate to support the current level of its business activities.

Long-term debt outstanding was $137.0 million at June 30, 1996 and $137.1 million at December 31, 1995. Short-term debt outstanding was $240.0 million at June 30, 1996 and $230.0 million at December 31, 1995. While it has made no commitments for additional financing, the Company may issue additional long-term debt securities to finance acquisitions or for other corporate purposes.

During 1996 and 1995, the Company sold U.S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrangements. The maximum amounts outstanding during the first six months of 1996 and 1995 were $277.0 million and $267.0 million, respectively.
Securities subject to open repurchase agreements at quarter-end were $277.0 million at fair value and $270.0 million at amortized cost for 1996 and $196.0 million at fair value and $188.0 million at amortized cost as of December 31, 1995.

JP's capital adequacy is illustrated by the following table:


                                             June 30, 1996   December 31, 1995
                                                       (In millions)
Total assets                                      $16,754          $16,478
Total shareholders' equity                         $2,126           $2,156
Ratio of shareholders' equity to assets             12.7%            13.1%

The Company's ratio of capital to assets declined during the second quarter of 1996 primarily due to decreases in fair values of securities available for sale.

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life, AH Life, JP Communications and other consolidated subsidiaries.

Net cash provided by operations through June 30, 1996 and 1995 was $306.7 million and $40.1 million. The significant increase in cash provided by operations is due primarily to increases in policyholder liabilities ($120.3 million) and amounts credited to policyholder accounts ($180.6 million). Cash flows provided from net increases in policyholder contract deposits were $3.7 million and $164.7 million for the six months of 1996 and 1995, respectively. Net borrowings under short-term facilities were $85.7 million and $21.2 million for the first six months of 1996 and 1995, respectively. These sources of funds were used to purchase net investments of $429.1 million and $134.1 million, and to pay dividends to shareholders of $50.0 million and $44.0 million for the 1996 and 1995 periods, respectively. Management believes that its overall sources of liquidity will continue to be sufficient to satisfy both its operating requirements and parent company expenses.

Dividends paid to the parent company from its subsidiaries were $77.1 million and $45.0 million during the first half of 1996 and 1995, respectively. JP Life is the primary source of dividends. JP Life is subject to North Carolina laws and AH Life is subject to Michigan laws. Both states limit the amount of dividends that may be paid without first obtaining the approval of the respective State's Insurance Commissioner. Because of the extraordinary dividends paid by JP Life and AH Life in 1995, dividends paid by either company prior to the fourth quarter of 1996 will require regulatory approval. The second quarter 1996 dividend of $30.0 million from JP Life was approved and paid. No common stock dividends from AH Life are planned for 1996.

Dividend payments on the $50 million floating rate preferred stock issued by AH Life to Household also require advance approval prior to October 2, 1996, and all interest payments on the $50 million AH Life surplus note held by a JP subsidiary also require advance approval.

Cash and short-term investments were $40.7 million and $122.5 million at June 30, 1996 and December 31, 1995, respectively. Additionally, debt and equity securities held by the parent company and non-regulated subsidiaries with carrying amounts of $447.3 million and $391.7 million at June 30, 1996 and December 31, 1995 are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at market value at June 30, 1996 and December 31, 1995 were $7,111.5 million and $7,321.0 million, respectively.

INVESTMENTS

Cash flows from operations are invested primarily in fixed income securities, including publicly-issued bonds, privately-placed notes and bonds and commercial mortgage loans.

JP held the following carrying amounts of investments:

                               June 30, 1996       December 31, 1995
                                       (Dollars in Millions)

Publicly-issued bonds           $7,984.5             $7,845.6
Privately-placed bonds           1,921.7              2,081.2
Mortgage loans                   1,151.3              1,049.5
Common stock                       891.5                855.8
Policy loans                     1,142.6              1,151.9
Preferred stock                     84.8                 95.7
Real estate                         80.5                 76.6
Cash, other invested assets         53.0                134.3

Total                          $13,309.9            $13,290.6

Near-term strategies include identification of fixed income market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements. As a result, the Company anticipates that private placement and commercial mortgage loan production will increase these categories as a percent of total assets, as happened in 1995 before the acquisitions.

Carrying amounts of investments categorized as "higher risk" assets were as follows:

                                June 30, 1996           December 31, 1995
                                         (Dollars in millions)
Bonds, near or in default        $   19.7       0.2%     $ 12.5     0.1%
Bonds below investment grade        436.1       3.3%      443.5     3.3%
Mortgage loans 61 days delinquent
  or in foreclosure                   4.6        -          8.3     0.1%
Mortgage loans restructured          14.4       0.1%       17.7     0.1%
Foreclosed properties                 2.8        -          4.2      -
All other investments            12,832.3       96.4   12,804.4     96.4

Total cash and investments      $13,309.9      100.0% $13,290.6    100.0%


Most of the bonds below investment grade were acquired for yield enhancement pursuant to investment guidelines which limit their level.

The Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

JP has not historically employed the use of derivative instruments to alter investment or liability positions. AH Life has limited involvement with derivative financial instruments and has not previously used them for trading purposes, but generally to manage well-defined interest rate risks. Interest rate swaps with a notional value of $182.3 million are open as of June 30, 1996, termination of which at current interest rates would result in an immaterial settlement payment. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

During 1995 and the first half of 1996, JP sold call options on selected common stock holdings classified as available for sale to reduce the price volatility of its equity investments and as an additional source of investment returns. Pursuant to its equity policy, the Company maintains a portfolio up to $50 million in trading securities for the primary purpose of writing covered call options to enhance returns from option premiums, market appreciation and dividends received. Option premiums received under this program are recorded as investment income, together with realized and unrealized gains on the portfolio. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. Considerations received were $4.9 million and $5.4 million during the first half of 1996 and 1995, respectively. Balances of portfolios classified as "trading securities" were $33.4 million at June 30, 1996 and $46.4 million at December 31, 1995.

JP held the following CMO's:
                                          June 30     December 31,
                                           1996           1995
                                                (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's            $1,991.9        $1,856.1
   Corporate private-labeled CMO's           611.9           640.4

Total                                     $2,603.8        $2,496.5

The Company's investment strategy with respect to CMO's continues to focus on actively traded, less volatile issues that produce relatively stable cash flows.

JP monitors the duration of insurance liabilities for comparison to the duration of assets backing the insurance lines. Separate asset portfolios have been established for each insurance line. JP considers the duration match for the respective portfolios as well as total assets and liabilities. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management intends that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permissible for the non-interest sensitive (traditional) portfolios.

At June 30, 1996 and December 31, 1995, 73.1% and 75.4% of life insurance invested assets at amortized cost were held for interest-sensitive portfolios.

EXTERNAL TRENDS AND ECONOMIC FACTORS

JP operates largely in the U.S. financial services market, which is subject to general economic conditions in the U.S. Over the past several years, these conditions have exhibited signs of gradual improvement and slow growth.

Recent trends which have affected the Company include: rising interest rates; a flattening yield curve, increased levels of mergers, consolidations and reorganizations; and moderate increases in health care utilization and inflation as a result of increased emphasis on managed care arrangements.

Growth of life and health insurance sales continues to be slow for most insurance companies due to changing demographics and inefficient distribution systems. A more slowly growing economy and increased competition from banks, mutual funds, and other financial institutions for investable consumer dollars also suppressed premium growth over the last few years. The Company believes that it has experienced growth at a rate greater than the overall industry because of acquisitions, its strong financial position and ratings, and efforts to increase distribution sources.

Inflation and Interest Rate Risks

Interest rates have varied in response to concerns for inflationary pressures in the U.S. economy. During 1995, 10 year treasury rates declined by approximately 200 basis points, however, during the first half of 1996, ten year U.S. Treasury rates increased by approximately 110 basis points. Since JP's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate increases during 1996 and declines during 1995 contributed to the net decrease in unrealized gains on securities available for sale in the first half of 1996 of $126.6 million and the net increase in the same period of 1995 of $155.0 million. Interest rate changes can affect the Company's net worth either positively or negatively since fixed income securities available for sale are recorded at fair values but corresponding liabilities are not adjusted to fair values.

The Company's recent growth in assets and liabilities is largely attributable to increases in interest-sensitive products. Because JP earns profits on the basis of investment spreads, changes in interest rates may also affect results of operations. In a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain the spreads on its interest-sensitive portfolio of insurance products. Durations of the Company's assets and liabilities may also be adversely impacted by changes in interest rate.

Medical inflation and utilization of medical services affect the profitability of health products offered through the Individual and Group distribution systems. In the event that premium rates cannot be adjusted in anticipation of medical trends or due to competitive pressures, profitability of health insurance products may be adversely affected.

Mergers, Acquisitions and Consolidations

The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations have been driven by a need to reduce costs of distribution and maintain business in force. Additionally, increased competition, health care reform, regulatory capital requirements and technology costs have also contributed to the level of consolidation in the industry. These forces are expected to continue as is the level of industry consolidation.

Legal Environment

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

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein, or in any other written or oral statements made by or on behalf of the Company are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results.

These risks and uncertainties include, but are not limited to, the matters discussed in this section "External Trends and Economic Factors: and the other risks detailed from time to time in the Company's SEC filings and, more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate fluctuations; and changes in federal and state laws and regulations, including without limitation changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

                          PART II.  OTHER INFORMATION

                          JEFFERSON-PILOT CORPORATION

Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)       Financial Data Schedule

(b) Form 8-K/A amending the report on Form 8-K dated February 16, 1996 and Amendment No. 2 to that same Form 8-K were filed in connection with a change in Registrant's certifying accountant to Ernst & Young LLP for the fiscal year ending December 31, 1996.

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


Date    August 14, 1996



                                             ________________________________
                           (Name and Title)  Reggie D. Adamson,
                                               Senior Vice President
                                            (Principal Accounting Officer)

Date    August 14, 1996