Form 10-Q
period 1996-09-30
JEFFERSON PILOT CORP
filed 1996-11-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996            Commission file number 1-5955


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



Number of shares of common stock outstanding at September 30, 1996  70,745,433

                    JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                 - Page No. -

Part I.    Financial Information
             Consolidated Condensed Balance Sheets
             - September 30, 1996 and December 31, 1995                3


             Consolidated Condensed Statements of Income
             - Three Months and Nine Months Ended
               September 30, 1996 and 1995                             4


             Consolidated Condensed Statements of Changes
             in Retained Earnings
             - Three Months and Nine Months Ended
               September 30, 1996 and 1995                             5


             Consolidated Condensed Statements of Changes
             in Financial Condition
             - Nine Months Ended September 30, 1996 and 1995           6


             Notes to Consolidated Condensed Financial
             Statements                                                7


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations             8


Part II.   Other Information                                          24


Signatures                                                            25

                        PART I.   FINANCIAL INFORMATION
                          JEFFERSON-PILOT CORPORATION
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                    (Note 1)
                                                September 30      December 31
    Assets                                          1996              1995

Cash and investments:
  Debt securities available for sale            $ 6,242,597       $ 6,458,209
   (amortized cost $6,272,210 and $6,208,347)
  Debt securities held to maturity                3,885,755         3,527,404
   (fair value $3,851,322 and $3,648,539)
  Equity securities, trading                         13,519            46,406
   (cost $14,262 and $45,868)
  Equity securities available for sale              845,898           816,344
   (cost $200,988 and $207,128)
  Mortgage loans                                  1,247,415         1,049,464
  Cash and all other investments                  1,704,396         1,392,772
Accrued investment income                           161,965           156,532
Due from reinsurers                               1,257,422         1,449,613
Deferred policy acquisition costs and value
  of insurance in force                             903,335           834,764
Goodwill                                            114,313            97,296
Assets held in separate accounts                    447,311           345,530
Accounts receivable, agents' balances, and
  other assets                                      279,059           303,678

                                                $17,102,985       $16,478,012

    Liabilities and Shareholders' Equity

Liabilities:
Policy liabilities                              $13,333,469       $12,721,574
Securities sold under repurchase agreements         280,912           196,040
Short-term borrowings and other debt                366,094           367,148
Separate account liabilities                        447,311           345,530
Tax liabilities                                     110,652           254,424
Accrued expenses and other liabilities              344,462           387,237
                                                 14,882,900        14,271,953

Redeemable preferred stock                           53,000            50,000
Shareholders' Equity:
Common stock                                         88,432            89,016
Retained earnings                                 1,658,544         1,542,344
Net unrealized gains on securities and
  foreign currency translation                      420,109           524,699

                                                $17,102,985       $16,478,012


See Notes to Consolidated Condensed Financial Statements.

                               JEFFERSON-PILOT CORPORATION
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (In Thousands Except Shares Outstanding and Per Share Amounts)
                                        (Unaudited)
                                       Three Months Ended         Nine Months Ended
                                          September 30              September 30
                                        1996         1995         1996        1995
Insurance premiums                  $  157,874   $  153,641   $  500,141  $  453,884
Investment income, net                 224,505      118,538      657,850     322,037
Communications revenues                 40,078       37,791      122,021     114,778
Interest sensitive product charges
  and other income                      76,758       52,341      259,139     108,914
Realized investment gains               15,801       19,269       38,603      26,066
                                       515,016      381,580    1,577,754   1,025,679
Benefits and Expenses:
Policy benefits                        292,937      199,274      912,299     547,284
Insurance commissions                   39,464       23,246      115,548      71,095
Communications operations               26,580       26,775       78,668      78,124
General, administrative, and
  other expenses                        41,507       33,204      140,086      78,867
                                       400,488      282,499    1,246,601     775,370
Income before income taxes             114,528       99,081      331,153     250,309
Provision for income taxes              39,602       33,649      112,050      81,884
                                        74,926       65,432      219,103     168,425
Discontinued operations, net              -            -            -         18,541
Net income                              74,926       65,432      219,103     186,966

Dividends on preferred stock of
  subsidiary                              (852)        -          (2,550)       -
Net income available to common
  shareholders                      $   74,074   $   65,432   $  216,553  $  186,966

Average number of shares
  outstanding                       71,078,766   71,195,637   71,183,473  71,856,567

Income before gain from sales
  of investments:
   Continuing operations            $      .90   $      .74    $    2.69  $     2.09
   Discontinued operations                  -            -           -          0.03
Total                                      .90          .74         2.69        2.12

Gain from sales of investments,
  net of income taxes:
   Continuing operations                   .14         0.18          .35        0.25
   Discontinued operations                  -           -             -         0.23
Total                                      .14         0.18          .35        0.48

Net income per share of
  Common Stock                      $     1.04   $      .92   $     3.04  $     2.60

See Notes to Consolidated Condensed Financial Statements.

                               JEFFERSON-PILOT CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                       (In Thousands)
                                         (Unaudited)

                                   Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                    1996        1995         1996         1995

Balance, beginning of period  $1,633,654  $1,488,096   $1,542,344   $1,441,132
Net income available to common
  shareholders for the period     74,074      65,432      216,553      186,966
                               1,707,728   1,553,528    1,758,897    1,628,098

Cash dividends declared          (25,402)    (45,641)     (76,571)     (68,788)
(Reacquisition)/issuance of
  common shares, net             (23,782)        101      (23,782)     (51,322)

Balance at end of period      $1,658,544  $1,507,988   $1,658,544   $1,507,988






See Notes to Consolidated Condensed Financial Statements.

                        JEFFERSON-PILOT CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN FINANCIAL CONDITION
                               (In Thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                           September 30
                                                       1996         1995



Net cash provided by operations                     $  824,549   $  155,543

Cash Flows from Investing Activities:
Investments purchased, net                            (629,842)    (478,378)
Cash received from assumption reinsurance                 -         141,819
Other investing activities                               2,274        1,462
  Net cash used by investing activities               (627,568)    (335,097)

Cash Flows from Financing Activities:
Short-term borrowings, net                             122,448       46,368
Cash dividends to shareholders                         (76,445)     (68,788)
Reacquisition of common shares, net                    (21,367)     (51,322)
Policyholder contract deposits, net                     77,599      257,789
  Net cash provided by financing activities            102,235      184,047

Increase in cash and cash equivalents                  299,216        4,493
Cash and cash equivalents at beginning of period       122,474       22,774

Cash and cash equivalents at end of period          $  421,690   $   27,267

Supplemental Cash Flow Information:
Income taxes paid                                   $   41,478   $   64,174

Interest paid on borrowed money                     $   24,559   $   13,896






See Notes to Consolidated Condensed Financial Statements.

                         JEFFERSON-PILOT CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December
31, 1996. These operating results include Alexander Hamilton Life Insurance Company of America (AH Life) and the business assumed from Kentucky Central Life Insurance Company (KCL) for the first nine months of 1996, whereas comparable 1995 operating results do not include AH Life, but do include four months results of operations for KCL. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Transfer of Periodic Payment Annuities ("PPA's")

Upon the acquisition of Alexander Hamilton in October 1995, the PPA contracts of Alexander Hamilton were reinsured with Household on a coinsurance basis. On September 30, 1996, the Company commuted a portion of the reinsured block of business with Household. This transaction was completed by Household transferring approximately $463.2 million in assets and reserves of $489.3 million to "AH Michigan," a newly formed insurance subsidiary of Alexander Hamilton. All of the outstanding common stock of AH Michigan is owned by AH Life; Household owns $3.0 million in redeemable preferred shares of AH Michigan. These preferred shares pay dividends based on a predetermined formula on a quarterly basis.

                       JEFFERSON-PILOT CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS


The following is management's discussion and analysis of financial condition as of September 30, 1996, changes in financial condition for the nine months then ended, and results of operations for the three and nine months ended September 30, 1996 as compared to September 30, 1995. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1995, and it should be read in conjunction with the interim financial statements and notes contained herein.

Jefferson-Pilot Corporation (JP or the Company) is a North Carolina holding company which is engaged primarily in the business of writing life insurance, health insurance and annuities, and in the communications businesses principally through the following subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), and Jefferson-Pilot Communications Company (JP
Communications).

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

Consolidated Summary of Income

                                       Three Months Ended    Nine Months Ended
                                          September 30         September 30
                                         1996      1995       1996      1995
                                                    (In millions)
Income before realized
  investment gains:
Continuing operations                   $ 63.8    $ 52.9     $191.3    $150.2
Discontinued operations                    -         -          -         2.2
Operating income                          63.8      52.9      191.3     152.4
Realized investment gains,
  net:
Continuing operations                     10.3      12.5       25.3      18.2
Discontinued operations                    -         -          -        16.4
Realized investment gains                 10.3      12.5       25.3      34.6
Net income available to
  common shareholders:
Continuing operations                     74.1      65.4      216.6     168.4
Discontinued operations                    -         -          -        18.6

                                        $ 74.1    $ 65.4     $216.6    $187.0



Consolidated Earnings Per Share
                                       Three Months Ended    Nine Months Ended
                                          September 30         September 30
                                         1996      1995       1996       1995

Income before realized
  investment gains:
Continuing operations                   $  .90    $  .74     $ 2.69    $ 2.09
Discontinued operations                     -         -          -        .03
Operating income                           .90       .74       2.69      2.12

Realized investment gains,
  net:
Continuing operations                     0.14      0.18        .35      0.25
Discontinued operations                     -         -          -       0.23
Realized investment gains                  .14      0.18        .35      0.48
Net income available to
  common shareholders:
Continuing operations                     1.04       .92       3.04      2.34
Discontinued operations                     -         -          -       0.26

                                        $ 1.04    $  .92     $ 3.04    $ 2.60

                                            Net Realized Investment Gains
                                         Three Months Ended  Nine Months Ended
                                            September 30         September 30
                                           1996      1995       1996     1995
                                                    (In millions)
Investment gains from continuing
  operations:
Stocks                                    $ 13.7   $ 28.5     $ 37.5   $ 39.6
Bonds and mortgage loans                     2.0     (5.8)       (.2)   (29.6)
Other                                         .1     (3.2)       1.3     16.1
Total investment gains from
  continuing operations                     15.8     19.5       38.6     26.1
Investment gains from discontinued
  operations:
Stocks                                       -        -          -        3.8
Bonds and mortgage loans                     -        -          -         .9
JP Fire & Casualty                           -        -          -       15.6
Total investment gains from
  discontinued operations                    -        -          -       20.3

Total investment gains                      15.8     19.5       38.6     46.4
Less applicable federal and state taxes      5.5      7.0       13.3     11.8
                                          $ 10.3   $ 12.5     $ 25.3   $ 34.6



Consolidated Summary of Income by Segment and Classes of Products

Income by segment and classes of products was:

                                         Three Months Ended  Nine Months Ended
                                           September 30         September 30
                                           1996     1995        1996     1995
                                                   (In millions)
Life insurance segment:
   Individual Products                    $ 37.1   $ 29.2      $111.9   $ 78.9
   Annuity and investment products          17.9      8.2        47.5     24.3
   Group products                            5.5     10.2        20.6     28.4
                                            60.5     47.6       180.0    131.6
Communications segment                       5.8      4.5        20.8     15.8
Discontinued Operations                       -        -           -       2.2
Other                                       (1.7)      .8        (7.0)     2.7
Operating Income                            64.6     52.9       193.8    152.3
Net realized investment gains, net:
   Continuing operations                    10.3     12.5        25.3     18.3
   Discontinued operations                    -        -           -      16.4
Net income                                  74.9     65.4       219.1    187.0
Dividends on preferred stock                 (.8)      -         (2.5)      -
Net income available to common
  shareholders                            $ 74.1   $ 65.4      $216.6   $187.0

Results of Operations:

Consolidated net income increased 15.8% over the prior year's first nine months to $216.8 million and 13.2% over the prior year's third quarter to $74.1 million. Income before investment gains (operating income) increased 25.5% to $191.3 million over 1995's first nine months and 20.4% for the third quarter to $63.8 million. Operating income from continuing operations was 28.6% and 13% higher at $216.6 and $74.1 million from the prior year's first nine months and third quarter respectively. The increase in net income and earnings from operations is partially due to the acquisition of AH Life and the assumption of life and annuity business from KCL. Increased profitability on certain lines of business, particularly life products, annuity and investment products, and communications also contributed to this increase.
For the first nine months of 1995, discontinued operations income included $18.5 million from Jefferson-Pilot Fire & Casualty which was sold in the second quarter of 1995. Group product earnings were below prior year results primarily due to lower earnings from conventional group accident and health insurance product lines.

Earnings per share increased 16.9% and 13.0% during the first nine months of 1996 and quarter ended September 30, 1996, respectively from 1995, due to acquisitions and improved results of core businesses. Earnings per common share from continuing operations excluding net realized investment gains increased 28.7% and 21.6%, respectively. Earnings per common share from continuing operations increased 29.9% and 13.0%, respectively. Average shares outstanding during the first nine months of 1996 and 1995 were 71,183,473 and 71,856,567 million respectively, adjusted for a 3-for-2 stock split in December 1995.

JP's plan of operation focuses on growing revenues through internal expansion and acquisitions. The internal growth in JP Life is attributable to the successful implementation of its Individual and Annuity and Investment Products business plans. Insurance premiums increased 10.2%, or an increase of $46.3 million for the first nine months, and 2.8%, or $4.2 million from prior years' results. These increases are primarily attributable to acquisitions. A focus on multiple distribution sources has resulted in growth in premium receipts from primarily universal life and annuity products. Receipts on universal life and most annuity products do not flow through income in the year of receipt but are included in the liability for policyholder contract deposits. During the first nine months of 1996, policyholder contract deposits, net of surrenders, increased 3.6% to $9,784.5 million of which annuity funds comprised $4,832.0 million. In the first nine months of 1995, policyholder contract deposits increased 10.2% to $2,951.9 million including $1,235.1 million in annuity funds. Annuity and investment product receipts have grown more slowly in 1996 due to the impact of a decline in long-term interest rates on fixed annuity sales; lower rates lead to increased competition from products such as certificates of deposit. Group accident and health premiums increased 1.4% in the first nine months of 1996 to $291.3 million compared to $287.3 million in 1995. Rate increases implemented to improve the profitability of accident and health products offset increased terminations due to competition. Revenues from the Communications segment increased 6.3% during the first nine months of 1996 due to strong market growth in most radio markets combined with increased collegiate sports revenues and revenues associated with Olympic programming and political advertising.

Net investment income, which is included in operating income, grew 104.3% and 89.4% over the first nine months and third quarter of 1995 respectively, to $657.8 and $224.5 million, due primarily to the acquisitions of AH Life and KCL.

Net realized investment gains for the same period, net of income taxes, were $25.3 and $10.3 million as compared to $34.6 and $12.5 million last year to date and third quarter. In 1995, gains on the sale of Jefferson-Pilot Data Services' assets and JP Fire & Casualty of $16.4 million were included in realized investment gains.

Total policy benefits and claims increased 66.7% and 47.0% over the same period year to date and quarter to date, to $912.3 and $292.9 million. Insurance commissions were 62.5% and 69.8% higher than in the prior year nine months and quarter to date. The increase in these insurance segment expenses is directly attributable to the acquisition of AH Life and KCL and growth of life business in force. Costs of Communications operations increased 0.7% year to date and decreased 0.7% in the quarter. Net life insurance expenses (after deferral of policy acquisition costs) increased 43.4% in 1996 due to operations of acquired businesses.

Group accident and health benefits were 5.2% greater in the third quarter of 1996 than in the third quarter of 1995 due to a higher rate of claims in Group conventional medical and disability coverages.

Income taxes from continuing operations increased to $112.1 and $39.6 million, by 36.8% and 17.7%, respectively, versus the same period of the prior year due primarily to the higher level of income. Effective tax rates including impact of preferred dividends increased to 34.1% and 34.8% versus 30.5% and 34.0% year to date and third quarter 1995, due to a higher effective tax rate being accrued on AH Life operations in 1996. The effective tax rate for the same period in 1995 was reduced by the Company having higher tax than book basis in assets sold by JP Data Services.

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

Operating results were:
                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       1996      1995        1996      1995
                                                    (In millions)
Premiums, considerations,
  and other income                    $120.5    $ 79.3      $354.3    $180.3
Net investment income                  113.4      69.9       343.6     187.4
Total revenues                         233.9     149.2       697.9     367.7

Policy benefits                        128.9      77.9       383.1     186.1
Expenses                                47.9      27.8       144.6      65.9
Total benefits and expenses            176.8     105.7       527.7     252.0
Operating income before
  income taxes                          57.1      43.5       170.2     115.7
Provision for income taxes              20.0      14.3        58.3      36.8

Operating income                      $ 37.1    $ 29.2      $111.9    $ 78.9

Individual Products operating income increased 41.8% versus the first nine months of 1995 and 27.1% over the 1995 third quarter. These increases are primarily due to the positive impact of acquired operations. As a percentage of total revenues, operating income of the Individual Products unit was 16.0% in 1996 versus 21.5% in 1995. This decrease is due to acquisitions with a higher concentration of annuities.

New first-year life insurance premiums and receipts for policyholder accounts rose 265.3% and 213.9% (for the first nine months and third quarter respectively) compared to an increase of 67.9% and 58.2% in 1995. These increases resulted in correspondingly higher levels of reserves.

Accident and health premiums declined 21.8%, or $4.1 million, for the first nine months of 1996 and 2.4%, or $0.1 million, for the third quarter which is reflective of the Company's strategy to improve the profitability of this line of business.

Policy benefits (including reserve increases) increased $197.0 and $51.0 million, or 105.9% and 65.5% for year to date and third quarter, respectively, reflective of the growth of business in force and acquisitions. Expenses also increased 119.4% and 72.3%, respectively, as a result of acquisitions.

Death benefits were 83.5% and 64.7% higher than in the corresponding 1995 year to date and quarter respectively. These increases were due to increased mortality on larger face value policies.

Annuity and Investment Products

Annuity and Investment Products are offered through financial institutions, independent agents, career agents, investment professionals and broker/ dealers.

Operating results were:
                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       1996      1995        1996      1995
                                                   (In millions)
Premiums, considerations,
  and other income                    $  6.4     $ 13.4     $ 56.5    $ 35.0
Net investment income                   95.2       30.5      279.9      89.1
Total revenues                         101.6       43.9      336.4     124.1

Policy benefits                         65.6       29.1      236.4      81.2
Expenses                                 8.5        2.6       27.5       7.3
Total benefits and expenses             74.1       31.7      263.9      88.5
Operating income before
  income taxes                          27.5      12.2        72.5      35.6
Provision for income taxes               9.6       4.0        25.0      11.3

Operating income                      $ 17.9    $  8.2      $ 47.5    $ 24.3

Operating income for annuity and investment products increased 95.5% and 118.3%, or $23.3 and $9.7 million, from the first nine months and third quarter of 1995. These increases are due to the AH Life acquisition and planned internal growth. Policy benefits increased 191.1%, or $155.2 million year to date, and 125.4%, or $36.5 million, for the third quarter which is directly attributable to the increase in funds on deposit. Total expenses increased 276.7% and 226.9% (year and quarter to date respectively) due primarily to amortization of value of business in force coupled with increased general and administrative expenses resulting from acquisitions.

Annuity funds on deposit increased 1.5%, to $4,832.0 million, compared to an increase of 14.1% in the first nine months of 1995, to $1,235.1 million. Annuity receipts were $387.0 million compared to $207.8 million for the same period in 1995. Profitability was impacted unfavorably by surrenders and their attendant impact on the amortization of deferred acquisition costs. Benefits and surrenders as a percentage of beginning fund balances were 9.9% compared to 7.3% for the same period in 1995.

Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental, and retirement plans.

Operating results were:
                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       1996     1995         1996     1995
                                                  (In millions)
Premiums, considerations,
  and other income                    $114.4   $116.3       $351.9   $348.6
Net investment income                   11.8     11.7         35.6     35.2
Total revenues                         126.2    128.0        387.5    383.8

Policy benefits                         97.4     92.1        291.7    279.9
Expenses                                20.1     20.7         64.4     62.0
Total benefits and expenses            117.5    112.8        356.1    341.9
Operating income before
  income taxes                           8.7     15.2         31.4     41.9
Provision for income taxes               3.2      5.0         10.8     13.5

Operating income                      $  5.5   $ 10.2       $ 20.6   $ 28.4

Group operating income declined 27.5% in the first nine months of 1996 and 46.1% for the third quarter compared with the corresponding periods of the prior year. As a percentage of total revenues, operating income for Group Products was 5.3% in 1996's first nine months and 7.4% in the 1995 period and 4.4% versus 8.0% in the quarter. Group Life and Annuity results declined 22.1% and 1.3% to $10.3 and $3.8 million as a result of adverse mortality for the nine months and quarter ended September 30, 1996. Health and disability results of $20.9 and $4.7 million were 26.0% and 57.9% lower than in the first nine months of 1995 and third quarter of 1996 due to lower earnings on conventional medical coverages resulting from increased utilization of health care services, primarily smaller dollar services such as office visits, pharmacy and lab tests, and continued medical inflation. The Company has been investing in producing a proprietary preferred provider network in North Carolina and additional medical management capabilities. Both of these initiatives are intended to result in cost efficiencies.

Communications

JP Communications operates television and radio broadcast properties and produces syndicated sports and entertainment programming.

Operating results were:
                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                        1996     1995         1996     1995
                                                  (In millions)
Communications revenues               $ 40.1   $ 37.7       $122.0   $114.8

Operating costs                         27.0     26.7         79.1     78.1
Depreciation and amortization            2.4      2.3          6.9      7.0
General expenses                         1.0      1.1          2.8      3.3
Total expenses                          30.4     30.1         88.8     88.4
Operating income before
  income taxes                           9.7      7.6         33.2     26.4
Provision for income taxes               3.9      3.1         12.4     10.6

Operating income                      $  5.8   $  4.5       $ 20.8   $ 15.8

Operating income from the Communications segment increased 31.6% compared to the first nine months of 1995 and 28.9% for the quarter. Profit improvement was attributable to the sports and entertainment and broadcast properties, all benefitting from a strong advertising environment.

Revenues increased 6.3% from the first nine months of 1995 and 6.4% for the quarter. All media outlets contributed to this growth. Radio growth was attributable to the acquisition of a radio station in San Diego as well as strong market growth in most of the stations' markets and increased market share at several locations. The majority of the growth experienced by sports and entertainment was due to increased collegiate sports revenues and advertising revenues associated with Olympic programming. Television growth was attributable to strong demand for political advertising coupled with strong market growth.

Total expenses increased 0.5% for the first nine months, while increasing 1.0% for the quarter. Total expenses including costs of sales, as a percentage of revenues, decreased to 72.8% for the nine months ended September 30, 1996 compared to 77.0% at September 30, 1995. For the quarter, expenses as a percent of revenues, decreased to 75.8% for 1996 as compared to 79.8% for 1995. While sales increased, expenses did not increase correspondingly leading to greater profit margins.

Other

Operating results categorized as "other" include parent company expenses and earnings on investments. Financing costs related to acquisitions resulted in the parent company reporting a loss of $7.0 and $1.7 million for the first nine months and third quarter of 1996, while having income of $2.7 and $0.8 million for the first nine months and third quarter of 1995. The 1995 results were improved by an increase in net investment income resulting from the transfer of Nationsbank shares from JP Life to a passive investment subsidiary.

CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY

JP's resources consist primarily of investments related to its Life Insurance segment, properties, and other assets used in its Life Insurance and Communications segments and investments backing corporate capital.

Total assets were $17.1 billion at September 30, 1996 compared to $16.5 billion at December 31, 1995, an increase of $625.0 million, or 3.8%. Primary sources for asset growth were increases in cash provided by operating activities $503.8 million, separate account assets $101.8 million, net borrowings $83.8 million, and net policyholder contract deposits of ($77.6) million. These sources were offset by cash dividends paid to shareholders of ($76.4) million. Asset values declined ($168.0) million during 1996 primarily due to changes in market values of assets held in the "available for sale" category resulting from increases in interest rates.

Deferred acquisition costs for the Life Insurance segment were $618.1 million at September 30, 1996 and $543.3 million at December 31, 1995, an increase of $74.8 million, or 13.8%. During the first nine months of 1996, the balance was reduced by $65.8 million for net amortization, offset by additional acquisition expenses capitalized of $99.8 million, and increased by $40.8 million for the effect of net unrealized investment losses.

Value of Insurance In Force was $285.2 million at September 30, 1996 and $291.5 million at December 31, 1995, a decrease of $6.3 million, or 2.2%. During the first nine months of 1996, the balance was reduced by $19.9 million for net amortization, offset by $2.4 million of additional commission costs capitalized, and increased by $11.2 million for the effect of net unrealized investment losses.

Goodwill of $114.3 million at September 30, 1996 and $97.3 million at December 31, 1995 relates to acquisitions of AH Life and Communications properties. Goodwill as a percentage of shareholders' equity was 5.3% at September 30, 1996 compared to 4.5% at December 31, 1995.

JP has reinsurance receivables of $1,257.4 million and $1,449.6 million and policy loans of $1,156.9 million and $1,151.9 million at September 30, 1996 and December 31, 1995 respectively. These reinsurance receivables and policy loans are related primarily to the businesses of AH Life not acquired by JP. These businesses are 100% coinsured to Household, which has provided payment, performance, and capital maintenance guarantees with respect to the balances receivable. The reduction in reinsurance receivables reflects the recapture of some reinsurance from Household as described earlier, partially offset by normal growth in the reserves reinsured.

Capital Resources

JP's financial strength is among the highest of its peer companies. Consolidated shareholders' equity was $2,167.1 million at September 30, 1996 and $2,156.1 million at December 31, 1995. Shareholders' equity includes net unrealized gains or losses on securities available for sale and cumulative foreign currency translations of $420.1 million at September 30, 1996 and $524.7 million at December 31, 1995. During the first nine months of 1996, fair values of securities classified as available for sale, net of the effect on deferred taxes, deferred acquisition costs, and value of insurance in force decreased $106.6 million compared to an increase of $12.3 million in the first nine months of 1995 due in both instances to changes in interest rates.

JP considers existing capital resources to be more than adequate to support the current level of its business activities.

Long-term debt outstanding was $137.0 million at September 30, 1996 and $137.1 million at December 31, 1995. Short-term debt outstanding was $229.1 million at September 30, 1996 and $230.0 million at December 31, 1995. While it has made no commitments for additional financing, the Company may issue additional long-term debt securities to finance acquisitions or for other corporate purposes.

During 1996 and 1995, the Company sold U. S. Treasury obligations under repurchase agreements involving various counterparties. Proceeds were used to purchase securities with longer durations as an asset/liability management strategy. The repurchase agreements were accounted for as financing arrangements. The maximum amounts outstanding during the first nine months of 1996 and December 31, 1995 were $280.9 million and $196.0 million respectively. Securities subject to open repurchase agreements at quarter end 1996 and 1995 were $280.9 and $196.0 million at fair value.

JP's capital adequacy is illustrated by the following table:

                                               September 30      December 31
                                                   1996             1995
                                                       (In millions)
Total assets                                    $17,103.0         $16,478.0
Total shareholders' equity                      $ 2,167.1           2,156.1
Ratio of shareholders' equity to assets              12.7%             13.1%

The Company's ratio of capital to assets declined during the third quarter of 1996 primarily due to decreases in fair values of securities available for sale.

JP Held the following CMO's:
                                          September 30     December 31
                                             1996             1995
                                                 (In millions)
Available for sale, at fair value:
   Federal agency issued CMO's             $1,657.8         $1,856.1
   Corporate private-labeled CMO's            619.1            640.4

Total                                      $2,276.9         $2,496.5

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

Liquidity

JP's liquidity requirements are met primarily by cash flows from the operations of JP Life, AH Life, JP Communications, and other consolidated subsidiaries.

In September 1996, the Company instituted a commercial paper program whereby two dealers are authorized to issue up to $250.0 million. Interest is to be paid at variable rates at periods ranging up to 270 days. At September 30, 1996, the Company had $229.1 million outstanding. In August 1996, the Company amended its credit arrangements with several banks from a one year credit line with allowable borrowings up to $450.0 million, to a $250.0 million five year line of credit with variable interest rates. The new credit facility is intended primarily to support the commercial paper program. There were no borrowings under this credit arrangement as of September 30, 1996.

Net cash provided by operations through September 30, 1996 and 1995 was $824.5 million and $155.5 million respectively. The significant increase in cash provided by operations is due primarily to increases in policyholder liabilities $305.5 million and amounts credited to policyholder accounts $252.5 million. Cash flows provided from net increases in policyholder contract deposits were ($77.6 million) for the first nine months of 1996. Net borrowings under short-term facilities were $122.4 million. These sources of funds were used to purchase net investments of ($629.8) million and to pay dividends to shareholders of ($76.4). Management believes that its overall sources of liquidity will continue to be sufficient to satisfy both its operating requirements and parent company expenses.

Dividends paid to the parent company from its subsidiaries were $117.1 million and $266.2 million during the first nine months of 1996 and 1995 respectively. JP Life is the primary source of dividends. JP Life is subject to North Carolina laws and AH Life is subject to Michigan laws. Both states limit the amount of dividends that may be paid without first obtaining the approval of the respective State's Insurance Commissioner. Because of the extraordinary dividends paid by JP Life and AH Life in 1995, dividends paid by either company prior to the fourth quarter of 1996 required regulatory approval. The third quarter 1996 dividend of $30.0 million from JP Life was approved and paid. No common stock dividends from AH Life are planned for 1996.

Dividend payments on the $50.0 million floating rate preferred stock issued by AH Life to Household also require advance approval prior to October 2, 1996, and all interest payments on the $50.0 million AH Life surplus note held by a JP subsidiary also require advance approval.

Cash and short-term investments were $421.7 million and $122.5 million at September 30, 1996 and December 31, 1995 respectively. Total trading securities and debt and equity securities available for sale at market value at September 30, 1996 and December 31, 1995 were $7,102.0 million and $7,321.0 million respectively.


INVESTMENTS

Cash flows from operations are invested primarily in fixed income securities including publicly-issued bonds, privately-placed notes and bonds, and commercial mortgage loans.

JP held the following carrying amounts of investments:

                                 September 30        December 31
                                     1996               1995
                                       (Dollars in Millions)

Publicly-issued bonds            $ 8,027.4            $ 7,845.6
Privately-placed bonds             2,047.1              2,081.2
Mortgage loans                     1,247.4              1,049.5
Common stock                         867.1                855.8
Policy loans                       1,156.9              1,151.9
Preferred stock                       85.8                 95.7
Real estate                           76.7                 76.6
Cash, other invested assets          431.2                134.3

Total                            $13,939.6            $13,290.6

Near-term strategies include identification of fixed income market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality, and yield requirements.

Carrying amounts of investments categorized as "higher risk" assets were as follows:
                                      September 30           December 31
                                          1996                  1995
                                             (Dollars in millions)
Bonds, near or in default          $    19.6     0.1%    $    12.5     0.1%
Bonds below investment grade           445.0     3.2%        443.5     3.3%
Mortgage loans 61 days delinquent
  or in foreclosure                      4.7     0.1%          8.3     0.1%
Mortgage loans restructured             15.1     0.1%         17.7     0.1%
Foreclosed properties                     .3      -            4.2      -
All other investments               13,454.9    96.5%     12,804.4    96.4%

Total cash and investments         $13,939.6   100.0%    $13,290.6   100.0%

Most of the bonds below investment grade were acquired for yield enhancement pursuant to investment guidelines which limit their level.

The Company will continue to manage its credit risks in a prudent fashion with due regard to regulatory constraints and efficient utilization of surplus.

The Company has limited involvement with derivative financial instruments and has not previously used them for trading purposes, but generally to manage well-defined interest rate risks. Interest rate swaps with a notional value of $202.5 million are open as of September 30, 1996, termination of which at current interest rates would result in an immaterial settlement payment. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

During 1995 and the first nine months of 1996, JP sold call options on selected common stock holdings classified as available for sale to reduce the price volatility of its equity investments and as an additional source of investment returns. Pursuant to its equity policy, the Company maintains a portfolio up to $50.0 million in trading securities for the primary purpose of writing covered call options to enhance returns from option premiums, market appreciation, and dividends received. Option premiums received under this program are recorded as investment income together with realized and unrealized gains on the portfolio. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. Considerations received were $6.3 million and $8.2 million during the first nine months of 1996 and 1995, respectively. Balances of portfolios classified as "trading securities" were $13.5 million at September 30, 1996 and $46.4 million at December 31, 1995.

JP monitors the duration of insurance liabilities for comparison to the duration of assets backing the insurance lines. Separate asset portfolios have been established for each insurance line. JP considers the duration match for the respective portfolios as well as total assets and liabilities. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management intends that option-adjusted durations for interest-sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permissible for the noninterest-sensitive (traditional) portfolios.


EXTERNAL TRENDS AND ECONOMIC FACTORS

JP operates largely in the U. S. financial services market, which is subject to general economic conditions in the U. S. Over the past several years, these conditions have exhibited signs of gradual improvement and slow growth.

Recent trends which have affected the Company include: fluctuations in interest rates; increased levels of mergers, consolidations and reorganizations; and increases in health care utilization and inflation as a result of increased emphasis on managed care arrangements.

Growth of life and health insurance sales continues to be slow for most insurance companies due to changing demographics and inefficient distribution systems. A slower growing economy and increased competition from banks, mutual funds, and other financial institutions for investable consumer dollars also suppressed premium growth over the last few years. The Company believes that it has experienced growth at a rate greater than the overall industry because of acquisitions, its strong financial position and ratings, and efforts to increase distribution sources.

Inflation and Interest Rate Risks

Interest rates have varied in response to concerns for inflationary pressures in the U. S. economy. During 1995, the ten year U. S. Treasury rates declined approximately 200 basis points; however, during the first nine months of 1996, ten year U.S. Treasury rates increased by approximately 110 basis points. Since JP's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate increases during 1996 and declines during 1995 contributed to the net decrease in unrealized gains on securities available for sale in the first nine months of 1996 of $106.6 million and the net increase in the same period of 1995 of $12.3 million. Interest rate changes can affect the Company's net worth either positively or negatively since fixed income securities available for sale are recorded at fair values while corresponding liabilities are not.

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

In a falling interest rate environment, especially where long-term rates are declining more than shorter rates, annuity sales may slow due to competitive pressure from certificates of deposit and other products with no surrender charges.

Medical inflation and utilization of medical services affect the profitability of health products offered through the Individual and Group distribution systems. The North Carolina market has become more competitive in 1996. In the event that premium rates cannot be adjusted in anticipation of medical trends or due to competitive pressures, profitability of health insurance products may be adversely affected.

Mergers, Acquisitions and Consolidations

The U. S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations, and sales of certain business lines. These consolidations have been driven by a need to reduce costs of distribution and maintain business in force. Additionally, increased competition, health care reform, regulatory capital requirements, and technology costs have also contributed to the level of consolidation in the industry. These forces are expected to continue as is the level of industry consolidation.

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

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in this section "External Trends and Economic Factors", and other risks detailed from time to time in the Company's SEC filings and, more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings, and the emergence of new competitors; interest rate fluctuations; and changes in federal and state laws and regulations, including without limitation changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

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





                                               JEFFERSON-PILOT CORPORATION



                            By (Signature)   /s/Dennis R. Glass
                           (Name and Title)  Dennis R. Glass, Treasurer


Date     November 14, 1996



                                             /s/Reggie D. Adamson
                           (Name and Title)  Reggie D. Adamson,
                                               Senior Vice President
                                            (Principal Accounting Officer)

Date     November 14, 1996