Form 10-K
period 1996-12-31
JEFFERSON PILOT CORP
filed 1997-03-31
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934
For the Fiscal Year Ended                              Commission File Number
    December 31, 1996                                         1-5955

                          JEFFERSON-PILOT CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

        North Carolina                                       56-0896180
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

  100 North Green Street, Greensboro, North Carolina            27401
     (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code         910-691-3691

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Exchange on Which
Title of Each Class                                         Registered
Common Stock (Par Value $1.25)                       New York, Midwest and
                                                     Pacific Stock Exchange
7.25% Automatic Common Exchange
  Securities, Due January 21, 2000,
  exchangeable into shares of
  NationsBank Corporation common
  stock or equivalent cash                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to the filing requirements for at least the past 90 days.     Yes    X  No
State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $4 billion at March 1, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

               Class                          Outstanding at March 1, 1997
Common Stock (Par Value $1.25 per share)              70,758,426

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1997 are incorporated by reference into Part III and Exhibit 13 which excerpts pages 21 through 62 of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Part II.

                             TABLE OF CONTENTS




Part I                                                          -Page-

Item 1.     Business                                             I-1
Item 2.     Properties                                           I-6
Item 3.     Legal Proceedings                                    I-7
Item 4.     Submission of Matters to a Vote
              of Security Holders                                I-7-I-8


Part II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters                    II-1
Item 6.     Selected Financial Data                              II-1
Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      II-1
Item 8.     Financial Statements and Supplementary
              Data                                               II-1
Item 9.     Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                               II-2

Part III

Item 10.    Directors and Executive Officers of
              the Registrant                                     III-1
Item 11.    Executive Compensation                               III-1
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                              III-1
Item 13.    Certain Relationships and Related
              Transactions                                       III-1

Part IV

Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                            IV-1

Undertakings                                                     IV-1

Signatures                                                       IV-2 -IV-3

                                   PART I

Item 1.   Business.

     (a)  General Development of Business

     Registrant was incorporated under the business laws of the State of North Carolina in 1968 for the purpose of serving as a holding company with broad powers to engage in business and to make investments. Registrant's principal subsidiaries, which are wholly-owned, are Jefferson-Pilot Life Insurance Company, Jefferson-Pilot Communications Company, of Greensboro, North Carolina and Alexander Hamilton Life Insurance Company of America, of Farmington Hills, Michigan. Through these and other subsidiaries, Registrant is primarily engaged in the business of writing life and accident and health insurance and annuity policies, operating radio and television facilities, and producing sports programming. Further detail is provided in Management's Discussion and Analysis of Financial Condition and Results of Operation.

      In October 1995, the Registrant acquired Alexander Hamilton Life Insurance Company of America and its wholly-owned subsidiary, Alexander Hamilton Capital Management, Inc., from a subsidiary of Houshold International, Inc (HI). The acquisition was effective as of October 1, and was completed through the merger of Alexander Hamilton Life Insurance Company of America into a wholly-owned Michigan domiciled life insurance subsidiary of the Company, which was thereupon renamed Alexander Hamilton Life Insurance Company of America (AH Life). First Alexander Hamilton Life Insurance Company (FAHL), which is domiciled in New York, was acquired by AH Life effective October 1, 1995. AH Life Periodic Payment Annuity (PPA) contracts, consisting primarily of structured settlements and lottery business, and Corporate Owned Life Insurance (COLI), written prior to the acquisition, as well as certain pre-acquisition credit life, accident and health and other business written in conjunction with the lending activities of Household, were 100% reinsured with affiliates of HI on a coinsurance basis. On September 30, 1996, the Company recaptured a portion of the reinsured block of business from HI. This transaction was completed by HI transferring approximately $463 million in assets and reserves of $489 million to "AH Michigan," a newly formed insurance subsidiary of AH Life.


     On May 31, 1995, Jefferson-Pilot Life Insurance Company (JP Life) assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in a transaction which was accomplished through an assumption reinsurance agreement. KCL has operated under the control of the Kentucky Insurance Commissioner since February 1993. The assumption reinsurance agreement was part of a plan of rehabilitation for KCL that was approved by the court of jurisdiction in August 1994 and subsequently appealed. Upon execution of the agreement, assets consisting primarily of cash, debt securities, policy loans and receivables with aggregate fair value of $872 million were transferred to JP Life, and JP Life assumed liabilities with aggregate fair value of $1.096 billion. On November 30, 1996 the Company completed the KCL transaction by assuming approximately 4,000 additional policies. The Company established additional reserves of $112 million on these policies, released $78 million liability established in 1995 and recorded an additional $40 million as deferred policy acquisition costs.

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

On December 23, 1994, the
Registrant signed a definitive agreement to sell Jefferson-Pilot Fire & Casualty Company (JPF&C) to Southern Guaranty Insurance Company, a subsidiary of Winterthur U.S. Holdings. In preparation for the sale, JPF&C sold a portion of its securities portfolio in the open market and transferred net assets carried at approximately $32 million to its immediate parent company. After regulatory approval, the sale was closed on April 3, 1995. Operations of these two companies are disclosed as "Discontinued Operations" in the Registrants Consolidated Financial Statements.

     On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc.
(JPDS) were sold. Prior to the sale, JPDS was a part of the Company's Communications business segment.


     During 1996 Jefferson-Pilot Communications Company acquired two additional FM radio stations in San Diego, CA, and in early 1997 it acquired an additional FM station in Denver.

     On February 23, 1997, Jefferson-Pilot Corporation ("JP Corp") signed a definitive agreement to acquire all outstanding shares of Chubb Life Insurance Company of America ("Chubb Life"), a New Hampshire Corporation, from The Chubb Corporation ("Seller").

Chubb Life's life insurance operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company, a New Jersey corporation, and Chubb Sovereign Life Insurance Company, a New Hampshire corporation. Chubb Life's other subsidiaries include Chubb Securities Corporation, a full service NASD registered broker dealer.

The Stock Purchase Agreement provides for a purchase price of $875 million, subject to certain potential adjustments, which are not expected to be material. Seller has committed to, among other things, maintain a minimum adjusted statutory capital and surplus of Chubb Life's life insurance operations.
Closing will occur as soon as regulatory approvals are obtained and is expected to occur in the second quarter.

A dividend of up to $100 million may be paid by Chubb Life to Seller prior to closing. A portion or all of the funds would be provided through dividends from Chubb Life's insurance subsidiaries. Any such dividend from Chubb Life, if all necessary approvals are obtained from state insurance regulators for such dividends, would reduce the purchase price by the amount of such dividend.

JP Corp expects to finance the purchase primarily through internally available resources, with approximately 75-80% from liquidation of invested assets, a securities issuance similar to JP Corp's outstanding 7.25% Automatic Common Exchange Securities Due January 21, 2000 (as to which the underlying securities may include NationsBank Corporation and/or other common stocks), and proceeds from the recently issued 8.14% Capital Securities, Series A. The balance is expected to be funded from a combination of borrowings and a further issue of Capital Securities. In excess of $200 million of the after tax proceeds will come from the sale of securities which are currently held by Jefferson-Pilot Life Insurance Company, which is applying for approval from the North Carolina Department of Insurance to pay an extraordinary dividend to JP Corp.

The parties to the Stock Purchase Agreement have committed to negotiate in good faith to develop and enter into a mutually beneficial marketing arrangement that would make available to JP Corp affiliates the property and casualty agency distribution and certain bank distribution channels of Seller. These channels have historically generated approximately 20% of Chubb Life's total production, with the remainder generated principally by independent agents.

Synergies available from the acquisition are expected to result, when fully realized over the next two or three years, in annual expense reductions throughout the combined organization of $40 million (pre-tax). Although the acquisition is not expected to have any significant effect on 1997 results, JP Corp anticipates that the transaction will be accretive to earnings per share by at least 8% when full synergies from both expense reductions and revenue improvements are achieved net of related financing costs.

It is anticipated that a major base of operations for Chubb Life will be retained in Concord, New Hampshire.

     (b)  Financial Information About Industry Segments
     Industry segment information is presented in Note 15, Segment Information of the Notes to Consolidated Financial Statements, which is incorporated by reference in Item 8.

    (c)  Narrative Description of Business

     Premiums derived from the principal products and services of Registrant's continuing insurance subsidiaries and revenues from the Communications segment for the years ended December 31, 1996, 1995, and 1994 are as follows (in millions):

                                   1996            1995           1994
Life insurance segment:
  Individual life and annuity
    premiums                      $ 179           $ 150           $ 104
  Group life premiums                70              68              69
  Interest-sensitive product
    considerations                  310             160              69
  Other considerations               28              21              14
Life premiums and other
    considerations                $ 587           $ 399           $ 256

Accident and health premiums        407             411             399
                                  $ 994           $ 810           $ 655
Communications segment:
  Broadcast and media services
    revenue                       $ 187           $ 164           $ 173

      The following is a brief description of the principal wholly-owned subsidiaries of Registrant with a description of the principal products provided and services rendered and the markets for, and methods of distribution of, such products and services.
                     INSURANCE COMPANY SUBSIDIARIES

     Jefferson-Pilot Life Insurance Company, a North Carolina insurance company, commenced business operations in 1903. It is authorized to write insurance in

49 states, the District of Columbia, the Virgin Islands and Puerto Rico. The Company is primarily engaged in the writing of whole life, term, annuity, and endowment policies on an individual ordinary basis, and group life and group accident and health insurance policies. Accident and health insurance is also written on an individual basis.

     AH Life commenced business in 1977. It is authorized to write insurance in 49 states, the District of Columbia and Canada. This company is primarily engaged in writing annuity and universal life policies.

     FAHL began business operations in 1987, and was acquired as of October 1, 1995. It is authorized to write business in New York only and is primarily engaged in writing annuity policies on an individual basis.

     Life Insurance. Life policies offered by the insurance companies include continuous and limited-pay life and endowment policies, universal life policies and annuity contracts, retirement income plans, and level and decreasing term insurance. On most policies, accidental death and disability benefits are available in the form of riders. At times, substandard risks are accepted at higher premiums. At December 31, 1996, approximately 3.33% of the ordinary insurance in force, including reinsurance ceded, was represented by substandard risks.

     The companies market individual products through career and home service agents, independent marketing organizations (IMO's), and personal producing general agents (PPGA's). IMO's and PPGA's are intermediaries that sell financial products and services through agents they have recruited. Group products are marketed through group brokers, career agents and home service agents. Individual health products are marketed through all of the Company's sales forces and brokers.

    Accident and Health Insurance. The insurance companies of the Registrant write substantially all of their accident and health policies on a group basis.
Group insurance is generally issued to employers covering their employees and to associations covering their members.

Other Information Regarding Insurance Company Subsidiaries

     Regulation. The insurance companies of the Registrant, in common with other insurance companies, are subject to regulation and supervision in the states in which they do business. Although the extent of such regulation varies from state to state, generally the insurance laws establish supervisory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, approval of the forms of policies used, the regulation of trade practices and market conduct, form and content of required financial statements, reserve requirements, permitted investments, the approval of dividends and, in general, the conduct of all insurance activities.

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

     Various states, including North Carolina, Michigan and New York, have enacted insurance holding company legislation which requires the registration of, and periodic reporting by, insurance companies licensed to transact business within their respective jurisdictions and which are controlled by other corporations. JP Life, AH Life and FAHL, as members of an "insurance holding company system", have registered as such under all applicable state statutes. In many instances, these statutes require prior approval by state insurance regulators of intercorporate transfers of assets (including prior approval of payment of extraordinary dividends by insurance subsidiaries) within the holding company system, and of acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in the MD&A.

     Competition. The insurance subsidiaries of the Registrant operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers. A large number of established insurance companies compete in the states in which the companies transact business.
Many of these competing companies are mutual companies, which are considered by some to have an advantage because of the fact that such companies write participating policies exclusively, under which profits may inure to the benefit of the policyholder. The companies provide participating policies which are believed to be generally competitive with analogous policies offered by mutual companies.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other products by banks and other financial institutions is increasing. Existing tax laws affect the taxation of life insurance and many competing products. Various proposals for changes have been made, some of which could adversely affect the taxation of certain products, and thus impact their marketing and the volume of policies surrendered.

     Employees. As of December 31, 1996, the insurance subsidiaries of the Registrant employed approximately 2,700 agents and employees and held contracts with an additional 14,000 IMO agents and 9,000 PPGA's.

                    COMMUNICATIONS COMPANY SUBSIDIARIES

     Jefferson-Pilot Communications Company (JPCC) owns and operates various television and radio stations as well as Jefferson-Pilot Sports, a production and syndication business, and Co-Opportunities, a co-op advertising consulting business.

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

Radio Operations

     JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO, one AM and two FM stations in Miami, FL and one AM and 3 FM stations in San Diego, CA.

Other Information Regarding Communications Companies

     Competition. The radio and television stations compete for programming, talent, and revenues with other radio and television stations in their respective market areas as well as with other advertising and entertainment media. JPCC's other divisions compete with other vendors of similar products and services.

     Employees. As of December 31, 1996, JPCC and its subsidiaries employed approximately 950 persons full time.

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

     Future broadcasting licenses will be granted for a period of eight years for both television and radio and, upon application therefor and in the absence of adverse claims as to the licensee's qualifications or performance, will normally be renewed by the FCC for an additional term. All necessary renewal applications have been timely filed, and renewals are expected in due course.

     (d) Foreign Operations

     Substantially all of Registrant's and subsidiaries operations are conducted within the United States.

Item 2.  Properties

     Registrant utilizes space and personnel of Jefferson-Pilot Life.
JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building. These structures house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. It also owns 233 acres in Guilford County, North Carolina, formerly home office of Pilot Life Insurance Company, and an Employees' Club located in northwestern Guilford County, with approximately 500 acres of land surrounding the Club. Office space is leased in Lexington, Kentucky for operation of the Kentucky Central Life business assumed.

     AH Life owns an office building in Farmington Hills, Michigan, which is used as its home office.

     JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases radio towers.

Item 3.  Legal Proceedings

     JP Life is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. The suit alleges deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position.

     The Registrant and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. Because of the considerable uncertainties that exist, the Registrant cannot predict the outcome of pending or future litigation with certainty. Based on consultation with the Registrant's legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.

     Environmental Proceedings. There are no material administrative proceedings against the Company involving environmental matters.

Item 4.  Submission of Matters to a Vote of Securities Holders

     None.

Executive Officers of the Registrant

     David A. Stonecipher, President and Chief Executive Officer, joined the Registrant as President-Elect and CEO-Elect in September 1992, and became President and CEO in March 1993. Prior to September 1992, he was associated with the Life Insurance Company of Georgia and Southland Life Insurance Company and their parent company, Georgia US, having last served as President and CEO of Life Insurance Company of Georgia and Southland Life Insurance Company, and President of Georgia US.

     Dennis R. Glass, Senior Vice President, Chief Financial Officer and Treasurer, joined the Registrant in October 1993. From 1991 to October 1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and CFO of the company. From 1983 to 1991, he was associated with the Portman Companies, having last served as Executive Vice President and CFO. Kenneth C. Mlekush, Senior Vice President, joined the Registrant in January 1993. From 1989 through 1992, he was associated with Southland Life Insurance Company and its parent, Georgia US, last serving as President and Chief Operating Officer of Southland Life, and Executive Vice President of Georgia US. E. Jay Yelton, Senior Vice President - Investments, joined the Registrant in October 1993, and for more than five years prior thereto was President of the Investment Centre. John D. Hopkins, Senior Vice President and General Counsel, joined the Registrant in April 1993, and for more than five years prior thereto was a partner in the Atlanta law firm of King & Spalding.

     William E. Blackwell, Executive Vice President of the Registrant and President of JPCC, and C. Randolph Ferguson,Senior Vice President of the Registrant and Executive Vice President - Group of JP Life, have served in various executive capacities with JPC over the past five years.

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The Common Stock Market Prices and Dividends on pages 21 and 22 of the annual shareholder report for the year ended December 31, 1996, an excerpt of which is included in Exhibit 13, are incorporated by reference in response to this item.

Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in the Management Discussion and Analysis incorporated by reference in Item 7.

Item 6.  Selected Financial Data

The Selected Financial Data on pages 21 and 22 of the annual shareholder report for the year ended December 31, 1996, an excerpt of which is included in
Exhibit 13, is incorporated by reference in response to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 36 of the annual shareholder report for the year ended December 31, 1996, an excerpt of which appears in Exhibit 13, is incorporated by reference in response to this item.



Item 8.  Financial Statements and Supplementary Data

The report of independent auditors and the consolidated financial statements included on pages 37 through 62 of the annual shareholder report for the year ended December 31, 1996, an excerpt of which appears in Exhibit 13, are incorporated by reference in response to this item.

The Quarterly Results of Operations on page 24 of the annual shareholder report for the year ended December 31, 1996, an excerpt of which appears in
Exhibit 13, are incorporated by reference in response to this item.

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

     The balance of the disclosures required by Item 304 of Regulation S-K is contained in the Registrant's Form 8-K's filed for February 12, 1996 and its definitive proxy statement for the 1997 annual meeting.

                                Part III



Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 5, 1997 (the "Proxy Statement") is incorporated herein by reference. Executive Officers are described in Part I.

     Information under the heading "Security Ownership" of the Proxy
Statement relating to the absence of any delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.


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






















                                    III-1

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements -The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.) List and Index of Exhibits included on page F-19 of this report.

     (b) No Form 8-K was filed in the fourth quarter 1996. A form 8-K was filed for February 23, 1997, to report the agreement to acquire Chubb Life Insurance Company of America.

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

                                              JEFFERSON-PILOT CORPORATION
                                                     (Registrant)



                             BY (SIGNATURE)   /S/
                            (NAME AND TITLE)  David A. Stonecipher
                                              President and Director
                                              (Also signing as Principal
                                               Executive Officer)
                            DATE              March 29, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY (SIGNATURE)       /S/
(NAME AND TITLE)     Dennis R. Glass
                     Senior Vice President and Treasurer
                     (Principal Financial Officer)
DATE                 March 29, 1997



BY (SIGNATURE)       /S/
(NAME AND TITLE)     Reggie D. Adamson
                     Senior Vice President, Finance
                     (Principal Accounting Officer)
DATE                 March 29, 1997



BY (SIGNATURE)       *
(NAME AND TITLE)     William E. Blackwell, Director
DATE                 March 29, 1997



BY (SIGNATURE)       *
(NAME AND TITLE)     Edwin B. Borden, Director
DATE                 March 29, 1997

                                 SIGNATURES
                                (continued)


BY (SIGNATURE)       *
(NAME AND TITLE)     William H. Cunningham, Director
DATE                 March 29, 1997


BY (SIGNATURE)       /S/
(NAME AND TITLE)     C. Randolph Ferguson, Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     Robert G. Greer, Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     George W. Henderson, III
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     Hugh L. McColl, Jr., Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     E. S. Melvin, Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     William P. Payne, Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     Donald S. Russell, Jr., Director
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     Robert H. Spilman, Chairman
DATE                 March 29, 1997


BY (SIGNATURE)       *
(NAME AND TITLE)     Martha A. Walls, Director
DATE                 March 29, 1997


*  By  /S/
       Robert A. Reed
       Attorney in fact

Form 10-K - - Item 14(a)(1) and (2) and (d)
Jefferson-Pilot Corporation and Subsidiaries

      List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Jefferson-Pilot Corporation
and subsidiaries, included in the annual report	of the registrant to its
shareholders for the year ended December 31, 1996, are incorporated by

             Consolidated Balance Sheet - December 31, 1996 and 1995

             Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements - December 31, 1996

The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

  Schedule I   - Summary of Investments - Other Than
                 Investments in Related Parties                      F-1
  Schedule II  - Financial Statements of Jefferson-Pilot
                Corporation:
  Condensed Balance Sheets as of December  31, 1996 and 1995         F-2
  Condensed Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994                                   F-3
  Condensed Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994                             F-4
  Notes to Condensed Financial Statements                            F-5

  Schedule III  - Supplementary Insurance Information                F-6
  Schedule IV  - Reinsurance                                         F-7

  Schedule V   - Valuation and Qualifying Accounts                   F-8

  Report of Independent Public Accountant Auditing
    Significant Subsidiary                                           F-9

  List and Index of Exhibits                                     F-10 - F-12

All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Jefferson-Pilot Corporation and Subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties
December 31, 1996
In millions

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
   Government agencies                            $  384  $  400   $  400
    Federal agency issued collateralized
      mortgage obligations                         2,052   2,059    2,059
    Obligations of states, municipalities
      and political subdivisions (b)                 183     182      182
    Obligations of public utilities (b)            1,332   1,342    1,341
    Corporate obligations (b)                      5,586   5,629    5,604
    Corporate private-labeled
      collateralized mortgage obligations            893     913      913
  Redeemable preferred stocks                         54      51       51
         Total debt securities                  $ 10,484 $10,576 $ 10,550

Equity securities:
  Common stocks:
    Public utilities                            $     93 $   213 $    213
    Banks, trust and insurance companies               4      95       95
    Industrial and all other                         100     597      597
  Nonredeemable preferred stocks                      22      24       24
         Total equity securities                     219     929      929
Mortgage loans on real estate (c)                  1,350            1,323
Real estate acquired by foreclosure (c)                3                3
Other real estate held for investment                 72               72
Policy loans                                       1,212            1,212
Other long-term investments                           54               54
         Total investments                      $ 13,394         $ 14,143





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

c. Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Balance Sheets of Jefferson-Pilot Corporation December 31, 1996 and 1995
In millions (except share information)

ASSETS                                                  1996               1995

Cash and investments :
  Cash and cash equivalents                   $            9           $       3
  Debt securities available for sale                      12                  13
  Equity securities available for sale                    53                  54
  Investment in subsidiaries                           2,689               2,549
  Other investments                                        2                   2
        Total cash and investments                     2,765               2,621
  Due from subsidiaries                                    3                   -
  Other assets                                            18                  17

                                              $        2,786            $  2,638

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable, bank                         $          222            $   230
  Notes payable, ACES                                    148                132
  Notes payable, subsidiaries                             81                 68
  Payables and accruals                                    6                  4
  Due to subsidiaries                                     -                   7
  Dividends payable                                       25                 23
  Income taxes payable                                    (1)                 4
  Deferred income tax liabilities                          8                 14
   Total liabilities                                     489                482
Commitments & contingent liabilities
Stockholders' equity :
  Common stock, par value $1.25 per share,
    authorized 1996:- 350,000,000;
    1995 - 150,000,000 shares;
    issued: 1996 - 70,746,233 shares;
    1995 - 71,213,162 shares                              88                 89
Retained earnings, including equity in
  undistributed net income of subsidiaries
  1996 - $1,473; 1995 - $1,315                         1,708              1,542
Net unrealized gains on securities available
  for sale, less deferred income taxes 1996 -
  $263; 1995 - $279                                      501                 525

        Total stockholders' equity                     2,297               2,156

                                                  $    2,786        $      2,638

See Notes to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Income of Jefferson-Pilot Corporation Years Ended December 31, 1996, 1995 and 1994
In millions

                                                      1996           1995          1994

Income:
  Dividends from continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company         $   120      $    169       $    95
    Jefferson-Pilot Communications Company              23            15             4
    Other subsidiaries                                  13            22             4
                                                       156           206           103
  Dividends from discontinued subsidiaries:
    Jefferson-Pilot Fire & Casualty Company             -             76             5
    Jefferson-Pilot Title Insurance Company             -             -             20
                                                        -             76            25
  Other investment income, including interest
    from subsidiaries, net                               3             1            13
  Realized investment gains                              2             -            21
            Total income                               161           283           162

Financing Costs                                         24             8             2
Other  Expenses                                         20             3            11
            Income before income taxes and
            equity in undistributed net
            income of subsidiaries                     117           272           149
Income taxes (benefits)                                (15)           (4)            8
            Income before equity in
            undistributed net income of
            subsidiaries                               132           276           141
Equity in undistributed net income of
  continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company              80            32           100
    Alexander Hamilton Life Insurance Company           60            18             -
    Jefferson-Pilot Communications Company               5             7            15
    Other subsidiaries, net                             14            (9)           (1)
                                                       159            48           114
Equity in undistributed net income of
  discontinued subsidiaries:
    Jefferson-Pilot Fire & Casualty
      Company, reflects special
      dividend of $76 in 1995                           -            (51)            2
    Jefferson-Pilot Title Insurance
      Company, reflects special
      dividend of $19 in 1994                           -             -            (18)
                                                        -            (51)          (16)
Net income available to common shareholders       $    291      $    273       $   239

See Notes to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Cash Flows of Jefferson-Pilot Corporation Years Ended December 31, 1996, 1995 and 1994
In millions

                                                1996          1995       1994

Cash Flows from Operating Activities
  Net income                                  $  291      $   273    $    239
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Equity in undistributed net income
      of subsidiaries                           (159)           3         (98)
    Noncash dividends received from
      subsidiaries                                 -         (144)        (18)
    Realized investment gains                     (2)          -          (21)
    Change in accrued items and other
      adjustments, net                           (13)          17          12
         Net cash provided by operating
         activities                              117          149         114
Cash Flows from Investing Activities
    Sales of short-term investments, net          -             -           3
    Purchases of investments                      (4)        (264)          -
    Proceeds from sales of investments             6          404          22
    Acquisition of Alexander Hamilton Life
     Insurance Company                            -          (527)          -
    Other investments in (returns from)
    subsidiaries                                 7            (12)          -
    Collection of notes receivable						         -              -          16
    Other, net                                    -            (7)         (2)
         Net cash provided by (used in)
         investing activities                      9         (406)         39
Cash Flows from Financing Activities
  Cash dividends                                 (99)         (89)        (82)
  Common stock reacquired                        (25)         (52)        (56)
  Proceeds from external borrowings               -           526           -
  Repayments of external borrowings               (8)        (194)        (10)
  Borrowings from subsidiaries, net               12           69           -
  Other                                           -            (2)         (3)
         Net cash (used in) provided
         by financing activities                (120)         258        (151)
         Net increase in
         cash and cash equivalents                 6            1           2
Cash and cash equivalents:
  Beginning                                        3            2           -
  Ending                                         $ 9          $ 3         $ 2

See Notes to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
Schedule II- Notes to Condensed Financial Statements of Jefferson-Pilot Corporation

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are incorporated by reference in Form 10-K for the year ended December 31, 1996.


Additional information about(1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 1,7 and 17, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are incorporated by reference in Form 10-K for the year ended December 31, 1996.

Jefferson-Pilot Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information For the Years Indicated In millions

   Column A          Column B     Column C     Column D    Column E        Column F
                     Deferred
    		     policy
    		    Acquisition  Future Policy Deferred
                    Costs and    Benefits and Revenue and Other Policy Premiums
                       Value of    Policyholder   Premiums Claims and  Premiums
                     Business      Contract    Collected   Benefits    and Other
   Segment           Acquired      Deposits     in Advance  Payable (b)Considers


As of or Year Ended
    December 31, 1996
Life insurance        $934        $13,082          $40        $497       $994

As of or Year Ended
    December 31, 1995
Life insurance        $835        $12,234          $34       $454        $810

As of or Year Ended
  December 31, 1994
Life insurance        $323        $ 3,125          $23       $415        $655
Discontinued
  operations (a)         6             -            -          71
     Total            $329        $ 3,125          $23       $486


   Column A          Column G      Column H   Column I    Column J
                                            Amortization
                                             of Deferred
                                             Policy
                                             Benefits,   Acquisition
                                              Claims,     Costs and
                       Net       Losses and   Value of      Other
                   Investment    Settlement   Business    Operating
Segment             Income       Expenses     Acquired    Expenses (c)

As of or Year Ended
  December 31, 1996
Life insurance       $ 897        $1,211        $115           $ 189
Communications       $   1           -            -            $ 144
Corporate and other  $  (5)          -            -            $  23

As of or Year Ended
  December 31, 1995
Life insurance       $ 528        $  842        $ 54           $ 151
Communications       $  (2)          -             -           $ 124
Corporate and other  $  17           -             -           $  16

As of or Year Ended
  December 31, 1994
Life insurance        $ 365       $  628         $ 22           $ 121
Communications        $  (2)           -            -           $ 133
Corporate and other   $  12            -            -           $  17



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

c. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $55 in 1996, $38 in 1995,and $23 in 1994.

Jefferson-Pilot Corporation and Subsidiaries
Schedule IV - Reinsurance For the Years Indicated
In millions

Column A              Column B         Column C     Column D  Column E  Column F
                                                                                                     Percentage
                                       Ceded to      Assumed           of Amount
                                         Other       From Other       Assumed to
                     Gross Amount      Companies    Companies  Net Amount Net (b)

Year Ended Dec 31, 1996:
Life ins in force
at end of year        $ 109,407       $  30,486    $   50   $  78,971       0.1%

Premiums:  (a)        $   1,156       $     312    $    2   $     846       0.2%


Year Ended December 31, 1995:
  Life insurance in force
    at end of year    $ 111,383       $  32,860    $   58   $  78,581       0.1%

Premiums:  (a)        $     804       $      62    $    1   $     743       0.1%


Year Ended December 31, 1994:
  Life insurance in force
    at end of year    $  45,049       $   2,739    $   10    $  42,320      -

Premiums:  (a)        $     632       $      15    $    -    $     617      -




a. Included with life insurance premiums are premiums on ordinary life insurance products and mortality charges on interest-sensitive products.

b. Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

Jefferson-Pilot Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts December 31, 1996
In millions

Column A          Column B                 Column C         Column D  Column E
                                           Additions


                                  Charged to
                    Balance at     Realized                           Balance at
                     Beginning    Investment   Charge to                End
Description          of Period      Gains     Other Accounts Deductionsof Period

  Valuation allowance
    for mortgage loans
    on real estate         $  27    $   -     $  -         $   -       $   27

1995:
  Valuation allowance
    for mortgage loans
    on real estate         $   2    $   25    $  -         $   -       $   27

1994:
  Valuation allowance
    for mortgage loans
    on real estate         $   2    $    -    $  -         $   -       $    2


                 Report of Independent Public Accountants


To Alexander Hamilton Life Insurance Company of America:


We have audited the consolidated balance sheet of Alexander Hamilton Life Insurance Company of America (a Michigan corporation and a wholly-owned subsidiary of Jefferson-Pilot Corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholder's investment, and cash flows for the three months then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Detroit, Michigan
  March 26, 1997

                     List and Index of Exhibits
 Reference
Per Exhibit
   Table                Description of Exhibit                     -Page-

      (2)       (i) Plan of acquisition - Life and Health
                    Agreement in Connection with the
                    Rehabilitation of Kentucky Central
                    Life Insurance Company was included
                    in Form 10-Q for the period ended
                    September 30, 1994, and is incorporated
                    herein by reference.                                 -

               (ii) Stock Purchase Agreement by and among
                    Household Group, Inc., Household
                    International, Inc., Alexander Hamilton
                    Life Insurance Company of America, and
                    Jefferson-Pilot Corporation dated
                    August 9, 1995, was included in Form 8-K
                    October 6, 1995 and is incorporated herein
                    by reference. Confidential treatment
                    requested with respect to certain portions
                    thereof.)  Exhibits set forth in the Stock
                    Purchase Agreement have been omitted and
                    will be furnished supplementally to the
                    Securities and Exchange Commission upon request.        -

              (iii) Stock Purchase Agreement dated as of February 23,
                    1997 between Jefferson-Pilot Corporation and The
                    Chubb Corporation (confidential treatment requested with respect to certain portions thereof). Exhibits and Schedules to the Stock Purchase Agreement are
                    omitted and are being furnished supplementally to the
                    Commission.                               -

    (3)         (i) Articles of Incorporation including
                    amendments thereto that have been
                    approved by shareholders was included
                    in Form 10-Q for the quarter ended
                    March 31, 1996, and are incorporated
                    herein by reference.                                -

               (ii) By laws as currently in effect
                    were included in Form 8-K dated
                    November 14, 1994, and are
                    incorporated herein by reference.                   -

    (4)         (i) Amended and Restated Rights Agreement
                    dated November 7, 1994 between Jefferson-
                    Pilot Corporation and First Union National
                    Bank of North Carolina, as Rights Agent,
                    was included in Form 8-K dated November 14,
                    1994, and is incorporated herein by reference.      -

               (ii) Credit Agreement dated October 5, 1995
                    among the registrant and the banks named therein, and NationsBank of Georgia, N.A. as Agent, and Amendment No. 1 thereto dated

                    August 29, 1996, are not being filed because
                    the total amount of borrowings available
                    thereunder does not exceed 10% of total
                    consolidated assets.  The registrant agrees
                    to furnish a copy of the Credit Agreement and
                    Amendment No. 1 to the Commission upon request.        -

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

               (ii) Employment contract between the
                    Registrant and Kenneth C. Mlekush,
                    an executive officer of the Registrant,was included in Form 10K for the year ended December 31, 1995, and is incorporated herein by reference.
                                                                           -

              (iii) Employment contract between the
                    Registrant and John D. Hopkins,
                    an executive officer of the Registrant,
                    effective April 19, 1996 was included
                    in Form 10-Q for the first quarter of  1996
                    and is incorporated herein by reference.                -

               (iv) Employment contract between the
                    Registrant and E.J. Yelton,
                    an executive officer of the Registrant,
                    effective October 18, 1996.                          F-13

                (v) Employment contract between the
                    Registrant and Dennis R. Glass,
                    an executive officer of the Registrant,
                    effective October 18, 1996.                          F-14

               (vi) Long Term Stock Incentive Plan,
                    included as Exhibit 2 to the
                    March 24, 1995 Proxy Statement is
                    incorporated herein by reference.              -

              (vii) 1995 Nonemployee Directors Stock
                    Option Plan, included as Exhibit 3
                    to the March 24, 1995 Proxy Statement
                    is incorporated herein by reference.              -
             (viii) Jefferson-Pilot Life Insurance
                    Company Supplemental Benefit Plan
                    and Executive Special Supplemental
                    Benefit Plan was included in Form 10-K
                    for 1994, and is incorporated herein by
                    reference.                                        -
               (ix) Management Incentive Compensation
                    Plan for Jefferson-Pilot Corporation
                    and its insurance subsidiaries was
                    included in Form 10-K for 1995 and is
                    incorporated herein by reference.                     -

                (x) Deferred Fee Plan for Non-Employee
                    Directors was included in Form 10-K
                    for the year ended December 31, 1994,
                    and is incorporated herein by reference.          -


   (11)     Computation of Per Share Earnings
            (Provided as part of the electronic filing).             F-15


   (13)     Annual Report to Security Holders
            (Excerpt of material contained on pages 21 through 62
             of the Registrant's 1996 Annual Report are provided as
             part of the electronic filing. Because the printed 1996 Annual Report is unavailable, we have included the
             electronic excerpt contained in Exhibit 13.)            F-16


   (21)     Subsidiaries of the Registrant
             (Provided as part of the electronic filing.)            F-17


   (23)      Accountants' Consents  (Provided as part of
             the electronic filing.)                             F-18 - F-20

   (24)      Form of Power of Attorney                               F-21

   (27)      Financial Data Schedule  (Provided as part
             of the electronic filing.)                              F-22

                                                     EXHIBIT 10
November 1, 1996

Mr. E Jay Yelton
Executive Vice President
Jefferson-Pilot Life Insurance
P.O. Box 21008
Greensboro, NC  27420

Re:  Employment Contract

Dear Jay:

As of October 17, 1996, your three-year employment contract with Jefferson-Pilot Corporation expires. This letter will serve as a new agreement for an additional three-year period beginning October 18, 1996. The terms and conditions are outlined below.

  1. Title:  Executive Vice President for JP Life and Senior Vice
      President for JP Corporation.

  2. Report/Duties: You will devote your full time to all investment activities.

  3. Compensation:
     a. Base Salary: Of $310,000 per annum subject to annual review for increases.
     b.   Annual Bonus:  Consistent with plan for key employees.
     c. Stock Options: You will continue to be eligible for annual stock option recommendations contingent upon satisfactory performance. Options awarded will usually vest over a three-year period, but will become fully vested upon completion of the three-year employment period contemplated by this agreement.

This agreement is subject to final review and approval by the Jefferson-Pilot Corporation Board Compensation Committee. If you agree with the above outlined terms and conditions please sign the original and return it to me at your earliest convenience. In consideration of your acceptance of this agreement, you will be awarded stock options of 7,500 shares as of November 4,1996 which will become immediately vested.

Sincerely,



David A. Stonecipher


I hereby accept the terms outlined above.


/s/ E. Jay Yelton

                                                     EXHIBIT 10
November 1, 1996

Mr. Dennis R. Glass
Executive Vice President
Jefferson-Pilot Life Insurance
P.O. Box 21008
Greensboro, NC  27420

Re:  Employment Contract

Dear Dennis:

As of October 17, 1996, your three-year employment contract with Jefferson-Pilot Corporation expires. This letter will serve as a new agreement for an additional three-year period beginning October 18, 1996. The terms and conditions are outlined below.

  1. Title:  Executive Vice President for JP Life and Senior Vice
      President for JP Corporation.

  2. Report/Duties: You will devote your full time to all Chief Financial Officer activities and Annuity and Investment products operations.

  3. Compensation:
     a. Base Salary: Of $350,000 per annum (effective January 1, 1997) subject to annual review for increases.
     b. Annual Bonus: Consistent with plan for key employees and long term incentives as they currently exist.
     c. Stock Options: You will continue to be eligible for annual stock option recommendations contingent upon satisfactory performance. Options awarded will usually vest over a three-year period, but will become fully vested upon completion of the three-year employment period contemplated by this agreement.

This agreement is subject to final review and approval by the Jefferson-Pilot Corporation Board Compensation Committee. If you agree with the above outlined terms and conditions please sign the original and return it to me at your earliest convenience. In consideration of your acceptance of this agreement, you will be awarded stock options of 7,500 shares as of November 4,1996 which will become immediately vested.

Sincerely,



David A. Stonecipher


I hereby accept the terms outlined above.

/s/ Dennis R. Glass

Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                             Year Ended December 31,
                                              1996         1995        1994
                                           (In Thousands, except per share data)

Primary
  Average shares outstanding                 71,041       71,694      72,961
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                  319           141          30
  Total                                      71,360        71,835      72,991

  Net Income                               $291,000      $273,000    $239,000


  Per share amount                            $4.08         $3.80       $3.27


Fully Diluted
  Average shares outstanding                 71,041        71,694      72,961
  Net effect of dilutive stock options -
    based on the treasury stock method
    using the year-end market price if
    higher than the average market              312           141          30
  Total                                      71,353        71,835      72,991

  Net Income                               $291,000      $273,000   $ 239,000

  Per share amount                            $4.08         $3.80       $3.27


Exhibit 13 - Annual Report to Security Holders

The following is an electronic excerpt from the Registrant's 1996 Annual Report, consisting of material contained on pages 21 through 62 of that report. Such pages include primarily the Registrant's audited financial statements and independent auditor's report thereon, and managements discussion and analysis of financial condition and results of operation.

                                 Revenue by Sources
                    Jefferson-Pilot Corporation and Subsidiaries

(In Millions)
                                        1996      1995      1994      1993      1992
-------------------------------------------------------------------------------------
Individual life ....................  $  927    $  594    $  410    $  408    $  389
Annuity and investment products ....     456       238       119       104       102
Group insurance ....................     513       513       497       475       475
                                      ------    ------    ------    ------    ------
Life Insurance .....................   1,896     1,345     1,026       987       966
Communications .....................     189       164       173       145       130
Parent and other ...................      (7)       10         9         6         5
Realized investment gains ..........      47        49        61        54        46
                                      ------    ------    ------    ------    ------
Revenues, continuing operations ....   2,125     1,568     1,269     1,192     1,147
Discontinued operations ............      --        36        65        54        56
                                      ------    ------    ------    ------    ------
Total Revenues .....................  $2,125    $1,604    $1,334    $1,246    $1,203
                                      ======    ======    ======    ======    ======


                                Net Income by Sources
                    Jefferson-Pilot Corporation and Subsidiaries

(In Millions)
                                        1996      1995      1994      1993      1992
-------------------------------------------------------------------------------------
Individual life ...................   $  155    $  119    $   93    $   91     $  87
Annuity and investment products ...       65        41        31        26        31
Group insurance ...................       25        38        44        41        39
                                      ------    ------    ------    ------    ------
Life Insurance ....................      245       198       168       158       157
Communications ....................       28        22        22        17        14
Parent and other ..................      (10)        2         1        (2)       (6)
Realized investment gains, net
 of taxes .........................       31        34        39        36        30
                                      ------    ------    ------    ------    ------
Net income, continuing operations .      294       256       230       209       195
Discontinued operations ...........       --        18         9        10         8
Dividends on preferred stock ......       (3)       (1)       --        --        --
Accumulated postretirement benefit
 obligation, net ..................       --        --        --      (24)        --
Net Income                            $  291    $  273    $  239    $  195    $  203
                                      ======    ======    ======    ======    ======

                                         Market Value Per Share of Common Stock
                                              Jefferson-Pilot Corporation

(High and Low Prices by Quarters)

                            1996                1995                1994                1993                1992
------------------------------------------------------------------------------------------------------------------------
First Quarter ......  58 1/4 -- 45 1/8    39 3/8 -- 34 3/4    33 3/8 -- 28 7/8    38 5/8 -- 30 3/8    26 1/8 -- 22 1/8
Second Quarter .....  55 5/8 -- 50 1/4    39 1/2 -- 33 7/8    34 1/4 -- 31 1/8    38 1/2 -- 30 5/8    29 3/8 -- 23 5/8
Third Quarter ......  55 1/8 -- 49 7/8    43 3/4 -- 35 7/8    36 3/4 -- 32 1/8    38 5/8 -- 32 3/8    28 5/8 -- 25 5/8
Fourth Quarter .....  59 5/8 -- 51 3/8    48 1/8 -- 42 7/8    36 1/2 -- 33 5/8    36     -- 30 1/2    33     -- 24 3/4

                                   Summary of Selected Financial Data
                              Jefferson-Pilot Corporation and Subsidiaries

(In Millions Except Share Information)
                                                            1996      1995      1994      1993      1992
---------------------------------------------------------------------------------------------------------
Operating income before initial FAS 106
 application and gain from sales of investments:
  Continuing operations ..............................   $   263   $   222    $  191    $  173    $  164
  Discontinued operations ............................        --         2         9         8         7
                                                         -------   -------    ------    ------   -------
Operating income .....................................       263       224       200       181       171

Gain from sales of investments, net of taxes:
  Continuing operations ..............................        31        34        39        36        30
  Discontinued operations ............................        --        16        --         2         2
                                                         -------   -------    ------    ------   -------
Gain from sales of investments .......................        31        50        39        38        32
                                                         -------   -------    ------    ------   -------
Income before initial FAS 106 application ............       294       274       239       219       203
Dividends on preferred stock .........................        (3)       (1)       --        --        --
Initial effect of FAS 106 ............................        --        --        --       (24)       --
                                                         -------   -------    ------    ------   -------
Net income applicable to common shareholders .........   $   291    $  273    $  239    $  195    $  203
                                                         =======    ======    ======    ======    ======

Income per share of common stock:
Operating income before initial FAS 106
 application and gain from sales of investments:
  Continuing operations ..............................   $  3.66    $ 3.09    $ 2.62   $  2.31    $ 2.15
  Discontinued operations ............................        --      0.03      0.13      0.11      0.09
                                                         -------   -------    ------   -------   -------
Operating income .....................................      3.66      3.12      2.75      2.42      2.24
Gain from sales of investments, net of taxes:
  Continuing operations ..............................      0.43      0.46      0.53      0.47      0.40
  Discontinued operations ............................        --      0.23        --      0.02      0.02
                                                         -------   -------    ------   -------   -------
Gain from sales of investments .......................      0.43      0.69      0.53      0.49      0.42
                                                         -------   -------    ------   -------   -------
Income before initial FAS 106 application ............      4.09      3.81      3.28      2.91      2.66
Initial effect of FAS 106 ............................        --        --        --     (0.32)       --
                                                         -------   -------    ------   -------    ------
Net income ...........................................   $  4.09   $  3.81    $ 3.28   $  2.59    $ 2.66
                                                         =======    ======    ======    ======    ======

Cash dividends paid on common stock ..................   $   100   $    88    $   82   $    76    $   66
                                                         =======    ======    ======    ======    ======

Cash dividends paid per common share:
  First quarter ......................................   $   .32   $   .29    $  .26   $   .23    $  .19
  Second quarter .....................................       .36       .32       .29       .26       .23
  Third quarter ......................................       .36       .32       .29       .26       .23
  Fourth quarter .....................................       .36       .32       .29       .26       .23
                                                         -------   -------    ------   -------    ------
     Total ..........................................    $  1.40   $  1.25    $ 1.12   $  1.01    $  .87
                                                         =======    ======    ======    ======    ======

Average common shares outstanding (thousands) ........    71,074    71,694    72,961    75,375    76,426
                                                         =======    ======    ======    ======    ======

Assets ...............................................   $17,562   $16,478    $6,140    $5,641    $5,257
                                                         =======    ======    ======    ======    ======

Debt and mandatorily redeemable preferred stock          $   423   $   417    $   29    $   40    $   --
                                                         =======   =======    ======    ======    ======

Stockholders' equity .................................   $ 2,297   $ 2,156    $1,733    $1,733    $1,668
                                                         =======    ======    ======    ======    ======

Stockholders' equity per share of common stock .......   $ 32.47   $ 30.28    $23.84    $23.36    $22.05
                                                         =======   =======    ======    ======    ======

Note: All share information has been restated to reflect a December 1995 3-for-2 (50%) stock split effected in the form of a dividend. Cash dividends per share may not add due to rounding related to this split.


                                       Supplemental Insurance Information
                                  Jefferson-Pilot Corporation and Subsidiaries
(In Millions)
                                                             1996        1995        1994        1993        1992
-----------------------------------------------------------------------------------------------------------------
New Life Insurance Written (Excludes Annuities):
  Ordinary -- life and endowment .....................    $ 5,105     $ 3,929     $ 2,652     $ 1,692     $ 1,353
  Ordinary -- term ...................................      2,914       1,414       1,054         800         814
                                                          -------     -------     -------     -------     -------
  Total individual life ..............................      8,019       5,343       3,706       2,492       2,167
  Group ..............................................      2,725       3,582       3,199       4,621       2,840
                                                          -------     -------     -------     -------     -------
Total new life insurance written .....................    $10,744     $ 8,925     $ 6,905     $ 7,113     $ 5,007
                                                          =======     =======     =======     =======     =======

Life Insurance In Force (Excludes Annuities):
  Ordinary -- life and endowment .....................    $58,244     $58,435     $15,559     $13,882     $13,133
  Ordinary -- term ...................................     13,385      11,511       4,000       3,686       3,606
  Weekly premium .....................................         76          80          83          87          92
                                                          -------     -------     -------     -------     -------
  Total individual life ..............................     71,705      70,026      19,642      17,655      16,831
  Group ..............................................     27,224      26,389      25,417      23,936      24,012
                                                          -------     -------     -------     -------     -------
Total life insurance in force ........................    $98,929     $96,415     $45,059     $41,591     $40,843
                                                          =======     =======     =======     =======     =======

Individual Insurance Premiums (Note):
  First year life ....................................    $   240     $   119     $    43     $    29     $    25
  Renewal and other life .............................        437         263         169         166         162
  Annuity ............................................        607         380         250         175         140
  Accident and health ................................         21          24          28          28          26
                                                          -------     -------     -------     -------     -------
Total individual insurance premiums ..................    $ 1,305     $   786     $   490     $   398      $  353
                                                          =======     =======     =======     =======     =======

Group Insurance Premiums (Note):
  Group life & annuity ...............................    $   114     $    88     $    70     $    64      $   66
  Group A & H ........................................        386         387         371         358         358
  Group A & H equivalents ............................        238         285         307         282         305
                                                          -------     -------     -------     -------     -------
Total group premiums and equivalents .................    $   738     $   760     $   748     $   704      $  729
                                                          =======     =======     =======     =======     =======

Group Net Income by Source:
  Group life and annuity .............................    $    10     $    12     $    10     $    13      $   18
  Group A & H ........................................         15          26          34          28          21
                                                          -------     -------     -------     -------     -------
Total group net income ...............................    $    25     $    38      $   44      $   41      $   39
                                                          =======     =======     =======     =======     =======

Notes: Premiums are shown on FAS 60 basis. First year life premiums include universal life single premiums.


                          Management's Presentation of Quarterly Financial Data

                              Jefferson-Pilot Corporation and Subsidiaries

Summarized quarterly financial data (unaudited)                (In Millions Except Per Share Information)

                                                                            1996
---------------------------------------------------------------------------------------------------------
                                                       March           June      September       December
                                                        31              30           30              31
---------------------------------------------------------------------------------------------------------
Revenues, including net investment income and
  realized gains on investments ..................    $ 534          $ 529          $ 515          $ 547
Benefits and expenses ............................      428            418            400            436
Provision for income taxes .......................       35             38             40             36
                                                      -----          -----          -----          -----
Income from continuing operations ................       71             73             75             75
Dividends on preferred stock .....................       (1)            (1)            (1)            (1)
Net income available to common stockholders ......    $  70          $  72          $  74          $  74
                                                      -----          -----          -----         ------
Per share of common stock ........................    $ .98          $1.02          $1.04          $1.05
                                                      =====          =====          =====          =====


                                                                             1995
---------------------------------------------------------------------------------------------------------
                                                      March           June       September       December
                                                        31             30            30              31
---------------------------------------------------------------------------------------------------------
Revenues, including net investment income and
  realized gains on investments ..................     $ 315           $329           $382          $544
Benefits and expenses ............................       238            255            283           413
Provision for income taxes .......................        25             23             34            44
                                                       -----           ----           ----          ----
Income from continuing operations ................        52             51             65            87
Discontinued operations, net of income taxes .....         5             14             --            --
Dividends on preferred stock .....................        --             --             --            (1)
                                                       -----          -----          -----         -----
Net income available to common stockholders ......     $  57          $  65          $  65         $  86
                                                       =====          =====          =====         =====
Per share of common stock ........................     $ .79          $ .90          $ .92         $1.21
                                                       =====          =====          =====         =====

                                                                             1994
---------------------------------------------------------------------------------------------------------
                                                       March           June      September       December
                                                         31             30           30              31
---------------------------------------------------------------------------------------------------------
Revenues, including net investment income and
  realized gains on investments ...................    $ 307          $ 314          $ 313          $ 335
Benefits and expenses .............................      228            228            226            239
Provision for income taxes ........................       27             30             30             32
                                                       -----          -----          -----          -----
Income from continuing operations .................       52             56             57             64
Discontinued operations, net of income taxes ......        2              2              2              4
                                                       -----          -----          -----          -----
Net income available to common stockholders .......    $  54          $  58          $  59          $  68
                                                       =====          =====          =====          =====
Per share of common stock .........................    $ .74          $ .80          $ .81          $ .93
                                                       =====          =====          =====          =====

                        Management's Discussion and
         Analysis of Financial Condition and Results of Operations
               Jefferson-Pilot Corporation and Subsidiaries

Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1996 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except for per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.


Company Profile

The Company has two business segments: insurance and communications.
Within the insurance segment, JP offers Individual Life Insurance Products, Annuity and Investment Products, and Group Insurance Products through three principal subsidiaries, Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), and First Alexander Hamilton Life (FAHL). Within the communications business segment, JP operates television broadcasting stations (3) and radio broadcasting stations (17), and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications Company (JPCC).
     JP's revenues are derived approximately 89% from Life Insurance (which consists of 44% from Individual Life Products, 24% from Group Insurance Products, and 21% from Annuity and Investment Products), 9% from Communications (3% from television, 3% from radio, and 3% from sports and entertainment) and 2% from the Parent. This composition has shifted more towards Life Insurance in 1996 and 1995 as the result of acquisitions.


Acquisition Summary

JP's acquisition strategy is designed to deploy capital to enhance its core business growth. The focus of such acquisitions is to increase distribution, add product offerings, and provide economies of scale.
     On February 23, 1997, the Company entered into an agreement with The Chubb Corporation (Chubb) to acquire all outstanding shares of Chubb Life Insurance Company of America (Chubb Life). Chubb Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company. Another of Chubb Life's subsidiaries, Chubb Securities Corporation, is a full service NASD registered broker-dealer. The Chubb Life acquisition meets JP's strategic acquisition objectives.
     The parties have committed to negotiate in good faith to develop and enter into a mutually beneficial marketing arrangement that would make available to JP affiliates the property and casualty agency distribution channels of Chubb. These channels have historically generated approximately 20% of Chubb Life's total production, with the remainder generated principally by independent agents.
     The purchase price is $875. Chubb has committed to maintain a minimum adjusted Statutory capital and surplus of Chubb Life. Closing is expected to occur in the second quarter of 1997 as soon as regulatory approvals are obtained.
     A dividend of up to $100 may be paid by Chubb Life to Chubb prior to closing. A portion or all of the funds would be provided through dividends from Chubb Life's insurance subsidiaries. Any such dividend from Chubb Life, if all necessary approvals are obtained from state insurance regulators for payment there of , would reduce the purchase price by the amount of such dividend.
     JP expects to finance the purchase primarily through internally available resources including liquidation of invested assets, which may include a securities issuance similar to JP's outstanding 7.25% Automatic Common Exchange Securities Due January 21, 2000 (ACES), and available proceeds from two recent issues of Capital Securities. The balance will be funded from borrowings. In excess of $200 of the after tax proceeds will come from the sale of securities which are currently held by JP Life, which has applied for approval from the North Carolina Department of Insurance to pay an extraordinary dividend to JP.
     In October 1995, JP acquired AH Life and certain of its affiliates, including FAHL, a New York stock life insurance company, from a subsidiary of Household International, Inc. (HI). The acquisition included substantially all of the life and single premium deferred annuity business of AH Life and FAHL. Certain product classes, including credit life and accident and health insurance, Corporate-Owned Life Insurance (COLI), and periodic payment annuities (PPA), were not acquired but were 100% reinsured back to affiliates of HI through coinsurance agreements.
     On September 30, 1996, the Company recaptured a portion of the PPA contracts from affiliates of HI. This recapture was completed through a reinsurance transfer of $463.0 in assets to the Company. The Company recorded reserves of $489.0 and other assets of $29.0, and issued $3.0 of mandatorily redeemable preferred stock of one of the Company's life insurance subsidiaries to HI.
     On May 31, 1995, JP Life acquired a majority of the life insurance and annuity business of Kentucky Central Life Insurance Company (KCL).
The acquisition was accomplished through an assumption reinsurance agreement in which

JP Life assumed non-cash assets of $932 (excluding deferred acquisition costs) and recorded liabilities of $1,096. On November 30, 1996 the Company completed the KCL transaction by assuming approximately 4,000 additional policies. The Company established additional reserves of $112 on these policies, released a $78 liability established in 1995 and recorded an additional $40 as deferred policy acquisition costs.

Results of Operations

JP's consolidated net income available to common stockholders was $290.5, $273.0 and $239.2 in 1996, 1995 and 1994, respectively. Net Income available to common stockholders increased 6.4%, 14.1% and 9.1% in 1996, 1995, and 1994 respectively. Excluding the results of discontinued operations from all years, income from continuing operations increased 14.2% in 1996, 10.7% in 1995 and 9.7% in 1994.
     Included in net income are realized investment gains from the sale of investments. JP's results before and after realized investment gains were:

                                                  1996      1995      1994
---------------------------------------------------------------------------
Income available to common stockholders
 before realized investment gains:
  Continuing operations ......................   $259.8    $221.3    $191.0
  Discontinued operations ....................      --        2.2       9.2
                                                 ------    ------    ------
Operating income .............................    259.8     223.5     200.2
                                                 ------    ------    ------
Realized investment gains (net of
 applicable income taxes):
  Continuing operations .....................      30.7      33.1      38.9
  Discontinued operations ...................       --       16.4       0.1
                                                 ------    ------    ------
                                                   30.7      49.5      39.0
                                                 ------    ------    ------
Net income available to common stockholders      $290.5    $273.0    $239.2
                                                 ======    ======    ======

Income before investment gains (operating income) increased 16.2%, 11.6%, and 10.0% in 1996, 1995, and 1994 respectively.
     Investment gains for all three years relate primarily to securities that have been classified as "available for sale" since the adoption of SFAS 115. Sources of realized gains and (losses) from continuing operations for the last three years were:

                                             1996       1995      1994
---------------------------------------------------------------------------
Common stocks ...........................  $ 39.2     $ 62.9    $ 65.6
Bonds and other debt instruments ........     2.9       (7.0)     (9.5)
Other ...................................     4.5       (7.4)      5.2
                                           ------     ------    ------
Realized Investment Gains, gross ........    46.6       48.5      61.3
Federal and state taxes .................   (15.9)     (15.4)    (22.4)
                                           ------     ------    ------
Realized Investment Gains, net ..........  $ 30.7     $ 33.1    $ 38.9
                                           ======     ======    ======


     JP holds a sizable portfolio of equity securities and debt securities which, beginning in 1994, are partly categorized as "available for sale". The cost and fair value of these equity and "available for sale" debt portfolios were:

                                             1996        1995        1994
---------------------------------------------------------------------------
Cost of equity securities held .........  $  195.8    $  207.4    $  290.4
Fair value .............................  $  906.3    $  816.6    $  718.0
Amortized cost of "available for sale"
  debt securities ......................  $6,607.2    $6,208.3    $1,692.0
Fair value .............................  $6,672.9    $6,458.2    $1,606.9
                                          ========    ========    ========

     Equity security holdings included approximately 4.2 shares of NationsBank Corporation common stock,with a cost of $13.3 and a fair value of $402.1 at December 31, 1996. The ACES, described later under Capital Resources and in Note 7, are debt securities exchangeable at maturity for shares of NationsBank at an exchange rate which permits JP to deliver 1,815,000 shares and discharge indebtedness of $147.9 which protects against a drop in the share price below $72.50.
     Earnings per common share increased 7.3% in 1996 to $4.09, 16.2% in 1995 to $3.81 and 26.6% in 1994 to $3.28. Earnings per common share excluding net realized investment gains increased 17.3% in 1996 to $3.66, 13.5% in 1995 to $3.12 and 13.6% in 1994 to $2.75. The increase for all years can be attributed to improved earnings and the impact of share repurchases. Earnings per common share from continuing operations improved 15.2% in 1996 to $4.09, 12.7% in 1995 to $3.55, and 13.3% in 1994 to $3.15.
All share and per share amounts shown are adjusted, where appropriate, to reflect a 50% stock dividend (3-for-2 stock split) in December 1995.
     JP's plan of operations focuses on increasing revenues through internal expansion and acquisitions. This plan has contributed to revenue increases, excluding realized investment gains, of 36.8%, 25.9% and 6.1% and revenue increases of 35.4%, 23.6% and 6.4%, including realized investment gains, for the years 1996, 1995 and 1994 respectively.
Excluding acquisitions, revenues increased 3.6%, 5.9% and 6.1% in 1996, 1995 and 1994.

     Premiums, considerations and UL & Investment product charges (excluding discontinued operations) increased 22.8% in 1996 to $994.4, 23.6% in 1995 to $810.0 and 4.4% in 1994 to $655.3. Life and annuity premiums and considerations increased 47.2% in 1996 to $587.2, 55.7% in 1995 to $398.9 and 6.3% in 1994 to $256.2. In 1996, a 36.8% increase was accomplished through the Company's acquisition strategy and 10.4% growth through internal development, versus 37.2% and 18.5% in 1995. The internal growth in JP Life is attributable to the successful implementation of its Individual Life and Annuity and Investment Products business plans over the last two years. The Individual Life business plan focuses on development and growth of multiple distribution systems. The Annuity and Investment Products business plan emphasizes growth through multiple distribution systems, including financial institutions, independent agents, investment professionals and broker/dealers. Accident and health premiums decreased 1.0% in 1996 to $407.2 compared to an increase of 3.0% in 1995 to $411.1 and 3.2% in 1994 to $399.1. Accident and health premium growth for such years was modest due to a leveling in the rate of medical inflation in the most recent two years.
     Revenues from the Communications segment increased 15.3% in 1996 after declining 4.8% in 1995 (due to the sale of assets of Jefferson-Pilot Data Services), and increasing 19.0% in 1994. Without inclusion of this entity in 1994 operating results, revenues increased 12.0% in 1995. Growth in all three years was achieved as a result of acquisitions, market share increases and a favorable economic environment.
     Total benefits, claims and expenses increased 41.7% in 1996, 28.9% in 1995 and 4.4% in 1994 primarily due to acquisitions. Excluding acquisitions, the increases were 7.0%, 7.5%, and 4.4% in 1996, 1995 and 1994 respectively. Life benefits and credits to policyholder accounts increased 7.1% in 1996, 13.9% in 1995 and 7.7% in 1994, reflecting the growth in life business in force. Accident and health benefits increased 1.6% in 1996, 6.9% in 1995 and 1.1% in 1994 as growth in medical inflation and utilization were moderate in that year. Net life insurance expenses (after deferral of policy acquisition costs) increased 7.5% in 1996 and 4.5% in 1995 due to increased life productions ,and declined 3.1% in 1994 as the Company improved the economies of its Individual distribution systems. Cost of Communications operations increased 15.4% in 1996, declined 6.5% in 1995 due to the sale of Jefferson-Pilot Data Services, and increased 20.7% in 1994 as a result of acquisitions of television and radio properties as well as costs associated with higher overall revenues.
     Operating income available to common stockholders (including discontinued operations but excluding net realized investment gains) increased 16.2% in 1996 to $259.8, 11.6% in 1995 to $223.5 and 10.0% in
1994 to $200.2, mainly due to acquisitions.
     Income taxes from continuing operations (excluding net realized investment gains) increased $23.0 or 20.9% in 1996, $7.7 or 6.6% in 1995 and $16.8 or 16.7% in 1994. Effective tax rates were 33.6%, 33.1% and 33.9% in 1996, 1995 and 1994, respectively. 1996's effective tax rate increased as a result of a reduction in the percentage of tax-favored investments. 1995's effective tax rate decreased because of recoveries and reductions of prior years' taxes.


Operating Earnings By Business Segment

Operating income of the Life Insurance and Communications business segments includes investment income but excludes net realized investment gains. Operating income and losses of the parent company, consolidation entries and net realized investment gains are included in the "other" category. Currently, all corporate capital is allocated to the business segments.
     The following table illustrates operating income by segments and classes of products:

                                            1996        1995        1994
---------------------------------------------------------------------------
Life Insurance:
  Individual Life Products ..............  $154.7      $118.5      $ 92.4
  Annuity and Investment Products .......    65.4        41.8        31.8
  Group Products ........................    25.0        37.7        44.2
                                           ------      ------      ------
                                            245.1       198.0       168.4
Communications ..........................    28.2        23.6        22.0
Discontinued operations .................      --         2.2         9.3
Other ...................................   (13.5)       (0.3)        0.6
                                           ------      ------      ------
Operating income available to
 common stockholders ....................   259.8       223.5       200.3
Net realized investment gains ...........    30.7        49.5        38.9
                                           ------      ------      ------
Net income available to
 common stockholders ....................  $290.5      $273.0      $239.2
                                           ======      ======      ======

     Operating income from all business segments increased $36.3 or 16.2% and $23.2 or 11.6% in 1995. Product lines contributing to the increase were:

                                                 Increase/(Decrease)
                                            1996        1995        1994
---------------------------------------------------------------------------
Life Insurance:
Individual Life Products .................  $36.2       $26.1       $ 1.7
Annuity and Investment Products ..........   23.6        10.0         5.4
Group Products ...........................  (12.7)       (6.5)        3.1
                                            -----       -----       -----
                                             47.1        29.6        10.2
Communications ...........................    4.6         1.6         4.7
Other ....................................  (13.2)       (0.9)        2.1
                                            -----       -----       -----
Sub-total, before discontinued operations    38.5        30.3        17.0
Discontinued operations ..................   (2.2)       (7.1)        1.3
                                            -----       -----       -----
Total ....................................  $36.3       $23.2       $18.3
                                            =====       =====       =====

Life Insurance

The Life Insurance segment includes Individual Life Products, Annuity and Investment Products and Group Products.

Individual Life Products
The Individual Life Products distribution systems offer a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and regional directors, home service agents and financial institutions. Operating results were:

                                             1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------
Premiums and other considerations ........  $463.0    $294.4    $188.9    $184.8    $172.4
Net investment income ....................   464.1     298.9     216.8     218.3     212.5
                                            ------    ------    ------    ------    ------
Total revenues ...........................   927.1     593.3     405.7     403.1     384.9
                                            ------    ------    ------    ------    ------
Policy benefits ..........................   507.3     309.8     211.2     203.0     193.6
Expenses .................................   184.2     107.8      57.3      67.0      71.3
                                            ------    ------    ------    ------    ------
Total benefits and expenses ..............   691.5     417.6     268.5     270.0     264.9
                                            ------    ------    ------    ------    ------
Operating income before income taxes .....   235.6     175.7     137.2     133.1     120.0
Provision for income taxes ...............    80.9      57.2      44.8      42.8      33.7
                                            ------    ------    ------    ------    ------
Operating income .........................  $154.7    $118.5    $ 92.4    $ 90.3    $ 86.3
                                            ======    ======    ======    ======    ======

     Individual Life operating income improved 30.5% in 1996 and 28.2% in 1995. As a percentage of total revenues, operating income for Individual Life Products was 16.7% in 1996 (23.4% without acquisitions), 20.0% in 1995 (23.5% without acquisitions) and 22.8% in 1994. Results for 1996 and 1995 were favorably influenced by acquisitions, improved mortality and earnings on increased policyholder contract deposits. Expenses represented 19.9%, 18.2% and 14.1% of total revenues in 1996, 1995 and 1994, respectively. The increase in 1996 and 1995's expense ratio is attributable to acquisitions. Without acquisitions, 1996's expense ratio increased to 15.7% compared to 15.2% in 1995. Effective tax rates were 34.3%, 32.6% and 32.7% for 1996,
1995 and 1994 respectively. The effective rate increased over 1995 because of the Company's larger percentage of fully taxable securities in the investment portfolio.
     Premiums and other considerations increased 57.3% in 1996 , 55.8% in 1995 and 2.2% in 1994. Increases in 1996 and 1995 reflect the Company's strategy to achieve growth through new distribution sources as well as acquisitions. Without acquisitions, premiums and considerations increased 6.6% in 1996 and 6.2% in 1995. Policy benefits increased 63.8% in 1996, 46.7% in 1995 (1.6% and (0.5%) without acquisitions, respectively) and 4.0% in 1994. Exclusive of acquisitions, death benefits in 1996 were 3.8% higher than in 1995, which had decreased 1.2% compared to 1994. Insurance in force in 1996 increased 2.4% over the prior year compared to 1995's 14.3% increase over 1994. Expenses increased 70.9% in 1996 versus an 88.1% increase in 1995 (7.4% and 11.0% without acquisitions respectively) after a 14.5% decline in 1994. The increases in 1996 and 1995 are primarily related to acquisitions and growth of existing business.
     Individual premiums and receipts for policyholder accounts were:

                                             1996        1995        1994
---------------------------------------------------------------------------
First year life insurance premiums          $240.6      $119.3      $ 43.3
Renewal and other life insurance premiums    436.9       263.2       169.2
Accident and health                           21.2        24.2        27.6
                                            ------      ------      ------
                                            $698.7      $406.7      $240.1
                                            ======      ======      ======

     First year life insurance premiums grew 101.7% in 1996 and 175.5% in 1995. Without acquisitions, first year premium receipts were up 81.5% in 1996 and 59.6% in 1995.
     Individual life insurance written (as measured by face amount) increased 50.0% (7.8% without acquisitions) in 1996 to $8,019 and 44.2% in 1995 to $5,343 (28.5% without acquisitions). The increase was led by gains from the independent agents of 170.2% (63.1% excluding acquisitions). Also, the establishment of a bank marketing distribution channel added $25 million to sales, while increases from career agents contributed 4.6%.

Annuity and Investment Products

Annuity and Investment Products include single and flexible premium deferred annuities, variable annuities and single premium immediate annuities. These products are offered through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Operating results were:

                                             1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------
Premiums and other considerations ........  $ 66.5    $ 49.4    $ 14.8    $ 11.3    $ 10.0
Net investment income ....................   385.6     185.9     104.3      92.8      92.0
Other income .............................     4.3       3.0       4.4       4.5       3.7
                                            ------    ------    ------    ------    ------
Total revenues ...........................   456.4     238.3     123.5     108.6     105.7
                                            ------    ------    ------    ------    ------
Policy benefits ..........................   316.6     158.4      63.9      57.6      53.2
Expenses .................................    40.2      17.8      12.3      11.5       9.7
                                            ------    ------    ------    ------    ------
Total benefits and expenses ..............   356.8     176.2      76.2      69.1      62.9
                                            ------    ------    ------    ------    ------
Operating income before income taxes .....    99.6      62.1      47.3      39.5      42.8
Provision for income taxes ...............    34.2      20.3      15.5      12.8      12.1
                                            ------    ------    ------    ------    ------
Operating income .........................  $ 65.4    $ 41.8    $ 31.8    $ 26.7    $ 30.7
                                            ======    ======    ======    ======    ======

     Operating income improved 56.5% in 1996, 31.4% in 1995, and 18.7% in 1994. Without the AH Life and KCL acquisitions, operating income was 2.0% higher in 1996 and 5.3% higher in 1995. The increases reflect higher net investment income due to increased assets under management and increasing interest rate spreads. Annuity funds on deposit increased 5.0% to $6,415 in 1996 (8.9% to $1,419 without AH Life and KCL acquisitions) and 464.8% to $6,111 (20.4% to $1,303 without AH Life and KCL acquisitions) in 1995. During 1996, the average gross spread on general accounts improved 22 basis points, increasing from 195 basis points in the first quarter to 217 basis points in the fourth quarter. Net investment income grew 107.4% in 1996, 78.2% in 1995 and 12.4% in 1994. Without the AH Life and KCL acquisitions, net investment income increased 7.5% in 1996 and 16.4% in 1995. Fixed annuity receipts were $556.8, $379.7 and $250.0 in 1996, 1995 and 1994 respectively.
     Benefits and expenses increased 102.5% in 1996, 131.2% in 1995 and 10.3% in 1994. Without the AH Life and KCL acquisitions, the increases were 16.9% and 61.2% for 1996 and 1995, respectively. Effective tax rates increased slightly year to year due to a lower level of investments held in tax advantaged securities. Effective tax rates were 34.3% in 1996, 32.7% in 1995 and 32.8% in 1994.

Group Products

Group Products provides, primarily in the Southeastern and Southwestern United States, a wide range of insurance products for employers and their employees. It offers conventionally insured and alternatively funded medical benefits, as well as a variety of life, disability income, dental and retirement plans. Operating results were:

                                             1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------
Premiums and other considerations ........  $465.0    $466.2    $451.5    $431.5    $432.1
Net investment income ....................    48.0      46.9      44.9      43.4      42.6
Other income .............................     --        --        --         .3        .4
                                            ------    ------    ------    ------    ------
Total revenues ...........................   513.0     513.1     496.4     475.2     475.1
                                            ------    ------    ------    ------    ------
Policy benefits ..........................   387.0     374.2     352.8     341.1     350.3
Expenses .................................    88.4      83.2      78.0      73.8      70.1
                                            ------    ------    ------    ------    ------
Total benefits and expenses ..............   475.4     457.4     430.8     414.9     420.4
                                            ------    ------    ------    ------    ------
Operating income before income taxes .....    37.6      55.7      65.6      60.3      54.7
Provision for income taxes ...............    12.6      18.0      21.4      19.2      15.3
                                            ------    ------    ------    ------    ------
Operating income .........................  $ 25.0    $ 37.7    $ 44.2    $ 41.1    $ 39.4
                                            ======    ======    ======    ======    ======
Premiums and premium equivalents .........  $738.3    $760.3    $748.0    $704.3    $728.8
                                            ======    ======    ======    ======    ======

     Group Products operating income declined 33.7% in 1996 and 14.7% in 1995 after an increase of 7.5% in 1994. As a percentage of premiums and other considerations, operating income for Group products was 5.4% in 1996, 8.1% in 1995 and 9.8% in 1994. Operating income from Group life and annuity products declined 13.6% to $10.2 during 1996 due to adverse mortality versus the 13.5% improvement to $11.8 in 1995 resulting from improved mortality. Health results fell

43.2% to $14.8 in 1996 compared to 1995's $25.9 which declined 23.4% from 1994. Health results reflect continued medical inflation and increased utilization of small dollar health care services such as office visits and pharmacy and lab tests. The Company has been investing in a proprietary preferred provider network in North Carolina. This statewide network covers 118 counties in North Carolina, Southern Virginia, and northern South Carolina, replacing a less competitive rented network in those regions. The goal is lower claims costs and administrative expenses. In addition, the Company is exploring potential joint ventures with managed care providers.


Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                             1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------
Communications revenues ..................  $189.4    $164.2    $172.5    $145.0    $129.7
                                            ------    ------    ------    ------    ------
Operating costs ..........................   130.9     113.4     120.8     100.1      93.6
Depreciation and amortization ............     9.3       8.8      10.2      10.9       8.2
General expenses .........................     3.8       3.0       5.3       6.5       3.6
                                            ------    ------    ------    ------    ------
Total expenses ...........................   144.0     125.2     136.3     117.5     105.4
                                            ------    ------    ------    ------    ------
Operating income before income taxes .....    45.4      39.0      36.2      27.5      24.3
Provision for income taxes ...............    17.2      15.4      14.2      10.2      10.1
                                            ------    ------    ------    ------    ------
 Operating income ........................  $ 28.2    $ 23.6    $ 22.0    $ 17.3    $ 14.2
                                            ======    ======    ======    ======    ======


     Operating income increased 19.5% in 1996, 7.3% in 1995 and 27.2% in 1994. A strong advertising environment in 1996 contributed to increases in operating income for all three of JPCC's products. The Olympics and political advertising contributed to increases at the Company's television properties. Acquisition activity within JPCC's existing radio markets contributed to the increases in radio broadcasting. 1995's increase in core broadcasting earnings is attributable to both television and radio properties, as well as refunds of federal income taxes and related interest. In 1994, market share increases, particularly among radio properties, a favorable sales environment in the broadcast media business, acquisitions in new and existing markets, and increases in sports production business contributed to the increase.
     In early 1995, substantially all of the assets and the media services operations of Jefferson-Pilot Data Services, Inc. (JPDS) were sold for aggregate consideration approximating $33. Operating income of JPDS of $1.3 in 1995 and $2.6 in 1994 is included in the Communications segment. Earnings from the reinvestment of JPDS proceeds are included in the Other segment for the periods subsequent to the sale. Operating income for JPDS is shown in the Other segment for 1996. Excluding JPDS, operating income increased 26.5% in 1996 and 14.9% in 1995.
     Revenues increased 15.3% in 1996 after declining 4.8% in 1995 and increasing 19.0 % in 1994. The radio and sports and entertainment properties contributed significantly to the 1996 increase, growing by 22.5% and 33.4%, respectively. Radio benefited from very favorable advertising conditions, acquisitions and improved market shares. The majority of the sports and entertainment increase was related to special sports programming events during 1996 and increased collegiate sports revenues. Television also grew in 1996 by 4.4%. This growth was attributable to strong demand for political advertising, increased network compensation and strong market growth. During 1995, television revenues improved 10.1%; radio 5.8% and sports and entertainment 22.5%. Despite the decline in political revenues from 1994, television benefited from strong market growth and improved revenue shares in several key markets as well as the addition of sports programming. Radio experienced strong growth in most markets, but this gain was partially offset by a decline in market share in two major markets due to increased competition.
     Total expenses, as a percentage of revenues, has shown continuous improvement, decreasing to 76.0%, 76.2% and 79.1% in 1996, 1995 and 1994 respectively. This favorable trend resulted from higher profit margins on increased revenues.
     Effective tax rates (including both federal and state income taxes) of 37.9% in 1996, 39.5% in 1995, and 39.2% in 1994 were influenced favorably by refunds of Federal income taxes.

Discontinued Operations and Other

Discontinued Operations

Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JP F&C) and Jefferson-Pilot Title Insurance Company (JP Title). These subsidiaries formerly comprised the "Other insurance" segment. In early 1995, JP sold JP F&C for cash of $55 and recorded a gain on sale of $16.4. JP Title was sold during the fourth quarter of 1994 for a small gain. Earnings on proceeds from these sales are included in the Other segment for 1995. The operations of both subsidiaries are segregated as "Discontinued Operations" in the accompanying financial statements. Operating income attributable to Discontinued Operations declined to $2.2 in 1995 as they were only included for a portion of the year, versus $9.3 million in 1994.

Other

Operating results categorized as "Other" include earnings on investments held in the parent company and passive investment subsidiaries, reduced by expenses of the Corporation and financing costs most notably those associated with the debt incurred to finance acquisitions. The 1996 decrease reflects twelve months of acquisition financing costs of $23.3. 1995's improvement was due to earnings on cash sales proceeds of discontinued operations, offset by acquisition financing costs of $5.2 for three months.


Consolidated Financial Position, Capital
Resources and Liquidity

JP's resources are primarily represented by investments related to its Life Insurance segment, properties and other assets used in its Life Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.
     Total assets increased $1,084 or 6.6% in 1996 resulting from positive cash flow from operations, $1,077; increases in net policyholder contract deposits, $114; increased net borrowings, $40; offset by decreases for dividend payments, $103; net stock reacquisitions, $21; and other net decreases $23.
     The Life Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies plus agency office expenses. Such amounts deferred were $669.2 and $543.3 at December 31, 1996 and 1995, an increase of 23.2%. In 1996 and 1995, the carrying amount of deferred policy acquisition costs increased $52.1 and $47.8 for net deferrals and $39.6 and $223.9 related to the KCL assumption agreement, and increased in 1996 by $34.3 and decreased in 1995 by $51.5 due to changes in unrealized gains and losses.
     Additionally, JP recorded Value of Business Acquired of $324.6 for the acquisition of AH Life. This asset represents the actuarially-determined present value of future gross profits for the businesses acquired, discounted at a risk-adjusted rate of return and is amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the business. During 1996 and 1995, the balance was reduced respectively by $26.7 and $7.9 for net amortization, ($1.0) and $1.2 for realized investment gains on investment securities, ($23.9) and $24.0 for unrealized (gains)/losses on investment securities, and in 1996 by a $24.9 purchase accounting adjustment.
     Goodwill (representing the cost of acquired businesses in excess of fair value of net assets) of $86.6 and $69.2 at December 31, 1996 and 1995 relates to acquisitions of AH Life and communication properties and is being amortized over periods ranging from 5 to 40 years, with a dollar-weighted average amortization period of approximately 25 years. Goodwill as a percentage of shareholders' equity was 3.8% and 3.2% at year end 1996 and 1995.
     Carrying amounts of goodwill, Value of Business Acquired and Deferred Policy Acquisition Costs are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. In 1996, goodwill was decreased $7.9 due to purchase accounting adjustments.
     At December 31, 1996 and 1995, JP had recorded reinsurance receivables of $1,212.9 and $1,404.3 and policy loans of $878.8 and $828.5 which are related to the businesses of AH Life that were coinsured with HI affiliates as described earlier. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. The reduction in reinsurance receivables was primarily due to the recapture by JP of a block of reinsured PPA policies in September 1996.

Capital Resources

Consolidated shareholders' equity was $2,297 and $2,156 at December 31, 1996 and 1995, including net unrealized gains on securities of $501.4 and $524.7 respectively.
     JP considers existing capital resources to be more than adequate to support current business activities. The business plan places priority on redirecting certain capital resources now invested in bonds and stocks into its core businesses, which would be expected to produce higher returns over time.
     Long-term debt was $147.9 and $137.1 at December 31, 1996 and 1995.
In December 1995, JP completed a public offering of 1,815,000 unsecured Automatic Common Exchange Securities Due January 21, 2000(ACES). Annual interest of 7.25% is payable quarterly. At maturity JP will exchange the ACES into shares of NationsBank Corporation common stock or equivalent cash, as more particularly described in Note 7.
     In January and March 1997, the Company privately placed $200 of 8.14% Capital Securities Series A and $100 of 8.285% Capital Securities Series B (Note 18). Net proceeds were invested in the interim before closing of the Chubb Life acquisition, in major part by reducing outstandings under JP's ongoing commercial paper program.
     Short-term borrowings outstanding consisted of $222.3 and $230.0 in commercial paper and line of credit borrowings at December 31, 1996 and 1995 respectively. The weighted average interest rates were 5.53% and 6.04% respectively. During 1995, JP utilized uncommitted bank lines of credit to manage parent company cash flows. In October 1995, JP replaced these lines with a $450, 364-day unsecured revolving credit agreement. In 1996 this agreement was reduced to $250, and the Company began issuing commercial paper notes. Maximum commercial paper outstanding was $249.8 million during 1996. Short term borrowings peaked at $390 in 1995 and $90 during 1994.
     JP has sold U.S. Treasury obligations under repurchase agreements, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy. Maximum outstanding during 1996 and 1995 were $281 and $265. Securities at year-end were $241 at fair value and $235 at amortized cost in 1996 and $196 at fair value and $188 at amortized cost for 1995.

     JP's capital adequacy is illustrated by the following table:

                                            1996      1995      1994      1993       1992
------------------------------------------------------------------------------------------
Total assets ..........................   $17,562   $16,478    $6,140    $5,641    $5,257
Total stockholders' equity ............   $ 2,297   $ 2,156    $1,733    $1,733    $1,668
Ratio of stockholders' equity to assets      13.1%     13.1%     28.2%     30.7%     31.7%
                                           ======    ======    ======    ======    ======


     The ratio of capital to assets remained steady in 1996 after declining in 1995 as a result of acquisitions and internal growth, but will decline further with the Chubb Life acquisition.
     JP considers the capital requirements of its business segments in determining the level of capital available for strategic development. The Life Insurance segment, which employs the larger level of required capital, is subject to regulatory constraints. Capital employed in the life insurance companies is measured in accordance with statutory accounting practices (SAP) which differ from generally accepted accounting principles
(GAAP) (see Notes 1 and 11).
     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) levels for life insurers, requiring minimum levels of statutory capital and surplus based on formulas related to investment credit risk, insurance risk, interest rate risk and general business risk. The Company's insurance subsidiaries currently have RBC well above required levels.
     JP Life and AH Life have been assigned the following claims paying ratings by the following agencies:

                                        JP Life        AH Life
---------------------------------------------------------------------------
A.M. Best ...........................     A++             A+
Standard & Poor's ...................     AAA            AAA
Duff and Phelps .....................     AAA            AAA
Moody's .............................     Aa2            Aa3

     Following the announced acquisition of Chubb Life, A.M. Best, Moody's, and Duff and Phelps reaffirmed their claims paying ratings for both JP Life and AH Life. Standard & Poor's has placed both companies on ratings watch with negative implications.
     In managing its capital position, JP measures required capital for each of its major product lines in a manner similar to methods utilized by regulatory authorities for risk-based capital requirements. Capital is allocated to product lines in amounts which management believes are prudent and necessary to cover all risks inherent in the book of business. Management also focuses on investment quality and other indications of capital adequacy, such as operating leverage, capital and surplus ratios and the ratio of higher risk assets as a percentage of statutory capital and surplus. Management believes that the ratios it employs are more conservative than those prevailing in the life insurance industry.

Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of JP Life, AH Life and other consolidated subsidiaries.
Overall sources of liquidity are sufficient to satisfy operating requirements.
     Consolidated cash provided by operations was $1,076.6, $320.8 and $142.1 for 1996, 1995 and 1994. Cash flows provided from increases in policyholder contract deposits were $114.3, $358.7 and $244.1 in 1996, 1995, and 1994. Net proceeds from short-term borrowing and securities sold under repurchase agreements were $39.8, $129.9, and $256.5 (reflecting the initial repurchase agreements) in 1996, 1995 and 1994. In 1996, 1995, and 1994 funds were used to purchase net investments of $1,123.9, $720.5, and $513.9; to pay dividends of $102.8, $89.3, and $81.8; and for the net repurchase of shares of $21.3, $52.4, and $55.7 in 1996, 1995 and 1994.
     Primary sources of cash from the Life Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, income taxes and investment purchases.
     Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.
     In order to meet the Parent's dividend payments, debt servicing obligations, and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries were $156.1 in 1996, $133.7 in 1995 and $128.0 in 1994. JP Life has been the primary source of dividends contributing $120.0 in 1996, $97.0 in 1995 and $94.5 in 1994. On a
statutory basis, 1996 and 1995 total dividends from JP Life to the parent company of $120.0 and $423.7 included extraordinary dividends. 1995 dividends included shares in a former JP Life subsidiary, which holds most of JP's shares in NationsBank. JP Life and AH Life are subject to North Carolina and Michigan insurance laws respectively, which limit the amount of dividends that may be paid without advance regulatory approval. To fund its cash flow requirements for 1997 including the Chubb Life acquisition, approval of extraordinary dividends of approximately $340.0 have been requested. of which $40.0 was approved and was paid March 3, 1997. Insurance statutes of the state of North Carolina limit dividends, which may be paid without consent of the Insurance Commissioner to the lesser of statutory earnings or 10% of statutory capital and surplus at the end of the preceding year. To meet the Parent's cash flow requirements, JP Life intends to pay dividends after 1997 which will not exceed statutory earnings but will require approval as an extraordinary dividend. No common stock dividends from AH Life are planned for 1997.
     Cash and short-term investments were $105.1 and $122.5 at December 31, 1996 and 1995. Additionally, debt and equity securities held by the parent company and non-regulated subsidiaries with carrying amounts of $482.8 and $391.7 at December 31, 1996 and 1995 are considered to be sources of liquidity to support the Company's strategies. Approximately 40% of these securities are being sold to finance the Chubb Life acquisition. Total trading securities and debt and equity securities available for sale at December 31, 1996 were $7,601.8.

Investments

JP's strategy for managing the insurance investment portfolio is to dependably meet pricing assumptions while achieving the highest possible after-tax returns over the long term. Management requires that credit and interest rate risks be prudently managed and that sufficient liquidity be maintained. Management focuses on option-adjusted yields as a measure of anticipated performance, and on option-adjusted durations of assets and liabilities as a measure of interest rate risk.
     Cash flows are invested primarily in fixed income securities. The nature and quality of the various types of investments held by insurance subsidiaries must comply with state regulatory requirements.
     JP held the following carrying amounts of investments:

                                    December 31, 1996     December 31, 1995
---------------------------------------------------------------------------
Publicly-issued bonds ...........   $ 8,249.4    58%       $ 7,845.6    59%
Privately-placed bonds ..........     2,249.2    16          2,081.2    15
Commercial mortgage loans .......     1,323.7     9          1,049.5     8
Common stock ....................       905.3     6            824.9     6
Policy loans ....................     1,211.7     8          1,151.9     9
Preferred stock .................        74.6     1             95.7     1
Real estate .....................        75.1     1             76.6     1
Cash, other invested assets .....       159.4     1            164.2     1
                                    ---------   ---        ---------   ---
Total                               $14,248.4   100%       $13,289.6   100%
                                    =========   ===        =========   ===

     The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to result in increasing percentages of private placements and commercial mortgage loans.
     JP's Investment Policy Statement (Policy) requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "AA", excluding mortgage loans. The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The Company monitors "higher risk" investments for compliance with the Policy and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in default are carried at the net present value of expected future cash flows. The Company has established a reserve to account for impaired mortgage loans which was $27 for both years.
     Carrying amounts of investments categorized as "higher risk" assets were:

                                    December 31, 1996    December 31, 1995
---------------------------------------------------------------------------
Bonds near or in default .......   $   12.4    0.1%       $   12.5     0.1%
Bonds below investment grade ...      431.9    3.0           443.1     3.3
Mortgage loans 60 days
 delinquent or in foreclosure ..        8.6    0.1             4.9     0.1
Mortgage loans restructured ....       14.1    0.1            19.0     0.1
Foreclosed properties ..........        2.8     --             4.4      --
                                  ---------   ----       ---------     ---
Sub-total, "higher risk assets"       469.8    3.3           483.9     3.6
All other investments ..........   13,778.6   96.7        12,805.7    96.4
                                  ---------   ----       ---------     ---
Total cash and investments .....  $14,248.4  100.0%      $13,289.6   100.0%
                                  =========  =====       =========   =====

     The level of below investment grade bonds is specifically authorized by the Finance Committee. JP attempts to identify well structured private placements offering enhanced yields and public non-investment grade bonds in the highest tier which have the potential to be upgraded ("crossover credits").
     The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company uses interest rate swaps to protect against interest rate fluctuations, to protect against yield curve changes between identifying and closing mortgage loan and private placement investments, and to modify the interest characteristics of certain blocks of annuity contracts. As in all investments, the Company is exposed to credit risks when entering into swap agreements. The Company limits credit risk by entering into agreements with multiple counterparties having high credit ratings. In 1996 and 1995 JP had limited involvement with derivative financial instruments, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $253.7 and $125.0 are open as of December 31, 1996 and 1995 respectively. Termination of these arrangements under current interest rates would result in potential exposure of $2.5. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.
     JP sells call options on selected common stock holdings to reduce the market risk of these equities and as an additional source of investment returns. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. The Policy permits a portfolio up to $50 in trading securities shares for the primary purpose of writing covered call options to enhance returns. Considerations received were $7.2 in 1996 and $10.9 in 1995.
     As discussed in the Liquidity section, securities are sold under repurchase agreements as an asset/liability management strategy.
     Collateralized Mortgage Obligations (CMO's) were:

                                    December 31, 1996     December 31, 1995
---------------------------------------------------------------------------
Available for sale, at fair value:
Federal agency issued CMO's .........     $2,059.0               $ 1,856.1
Corporate private-labeled CMO's .....        912.5                   640.4
Total ...............................     $2,971.5               $ 2,496.5
                                          ========               =========

     The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. CMO holdings consist predominantly of the least volatile Planned Amortization Classes and sequential tranches of federal agency issuers. Due to the high quality and liquid nature of these investments, the Company believes that the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.
     Net investment income grew 64.5% in 1996 to $893.0 versus 44.7% in 1995 to $542.8 and 4.0% in 1994 to $375.2. In 1996 and 1995, net investment income grew 14.8% and 6.0% respectively without acquisitions, despite lower investment yields experienced during the three year period. Such decline is represented by the following table that presents Yield at Cost on bonds and mortgages:

                                        1996      1995      1994
---------------------------------------------------------------------------
March 31 ...........................    7.81%     8.12%     8.08%
June 30 ............................    7.80      8.05      8.06
September 30 .......................    7.72      7.99      8.03
December 31 ........................    7.82      7.68      8.10

     Growth in investment income was achieved by growth in invested assets arising from policyholder contract deposits related to universal life and annuity products, and from acquisitions. During 1996 and 1995, policyholder contract deposits (excluding acquisitions) increased 12.8% to $2,447 in 1996 and 17.5% to $2,169 in 1995. Annuities increased 9.0% to
$1,420 in 1996 and 20.4% to $1,303 as of December 31, 1995. During 1994,
these deposits increased 17.2% to $1,846, of which annuity funds comprised $1,081, an increase of 22.0%. Total policyholder deposits (including acquisitions) at year end were $11,560, of which $6,415 were annuity funds.

Asset/Liability Management

The asset/liability management process focuses primarily on the management of interest rate risk. One measure of this risk is a comparison of asset and liability durations. Duration measures the sensitivity of asset and liability values to changes in interest rates. JP monitors the duration of insurance liabilities compared to the duration of assets backing the insurance lines. Responsibility for this monitoring lies with JP's Asset/Liability Management Committee, consisting of Finance, Investment and Actuarial senior management. The committee continually monitors and refines the portfolio with a goal of prudently balancing profitability and risk both for each insurance line, and in the aggregate.
     Separate asset portfolios have been established for different insurance products. Various modeling and analytical systems are employed in analyzing the lines assets and liabilities. Option-adjusted liability durations have been developed using stochastic actuarial projections of liability cash flows. In addition, the Investment Department's models measure the assets' effective duration and produce other analytical measures necessary for portfolio management. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management intends that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permitted for non-interest sensitive (traditional) portfolios. At December 31, 1996 and 1995, 74.0% and 75.4% of life insurance invested assets at amortized cost were held for interest-sensitive portfolios and 26.0% and 24.6% were held for traditional portfolios and corporate capital and surplus.

External Trends and Forward Looking Information

JP operates largely in the U. S. Financial Services market, which is subject to general economic conditions in the U.S. During 1996 the U.S. economy showed signs of improvement and growth evidenced by strong bond and stock markets and a stronger U.S. dollar. Soft market conditions have continued to plague the insurance industry. The industry also is affected by increased merger and acquisition activity.
     In the face of flat premium growth, the U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of business lines. These activities have been driven by a need to reduce costs of distribution and by the need to increase economies of scale in the face of growing competition from larger consolidating traditional insurers, from non-traditional players such as banks, securities brokers and mutual funds and from HMO's and managed care providers. JP has grown at a rate faster than the overall industry because of acquisitions, its strong financial position, superior claims paying ratings, and efforts to increase distribution sources.

Inflation and Interest Rate Risks

During 1996, ten year U.S. Treasury rates increased approximately 84 basis points versus a 224 point decline in 1995. Since JP's assets and liabilities are largely monetary in nature, the Company's financial position is impacted by changes in the general interest rate environment. Interest rate increases in 1996 and declines during 1995 contributed to the decrease in unrealized gains on securities available for sale, net of deferred taxes, in 1996 of $23.3 and the increase in 1995 of $294.0.
     The Company's recent growth in assets and liabilities is largely attributable to increases in interest-sensitive products. Because JP earns profits on the basis of investment spreads, changes in interest rates may also affect results of operations. In a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain the spreads on its interest sensitive portfolio of insurance products, thereby prompting policyholders to withdraw funds prematurely (disintermediation risk). In a falling interest rate environment, the risk of prepayment on fixed securities increases, thereby causing funds to be reinvested at lower yields (prepayment risk). The Company manages these risks by adjusting interest crediting rates, at least on an annual basis, to reflect the yield of its investment portfolio and assumptions for pricing and profitability and prudently matching assets and liabilities.
     Medical inflation and utilization of medical services affect the profitability of health products offered through the Individual and Group distribution systems. In the event that premium rates are not adequately adjusted in anticipation of medical trends, profitability of health insurance products is adversely affected.

Environmental Liabilities

JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate and property and casualty and Communications subsidiaries. Actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

Regulatory and Legal Environment

Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The (NAIC) is in the process of codifying SAP to promote standardization of methods, which might result in changes in statutory accounting practices for the Company. Such changes are not expected to impact the Company's statutory capital requirements significantly.
     Assessments by state guaranty associations are made to cover losses to policyholders of insolvent or rehabilitated insurance companies. Assessments may be partially recovered through a reduction in future premium taxes in most states. The Company has accrued for expected assessments net of estimated future premium tax deductions.
     In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. JP is involved in various legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation with certainty. It is possible that results of operations in a particular period could be materially affected by certain legal proceedings. Based on consultation with legal advisers, management does not believe that resolution of pending legal proceedings will have a material adverse effect on the Company's financial position or liquidity.

Accounting Pronouncements

In October 1995 the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which became effective in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and allows entities to continue to measure compensation cost for the plans using the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees", or to adopt a fair value-based measurement method. Entities that do not elect to adopt a fair value-based method are required to make pro-forma disclosures of net income and income per share as if the fair value-based method had been applied. Such pro-forma amounts are likely to be less than the corresponding amounts presented in the Company's future statements of net income if the APB 25 method is continued.

The pro forma impact of adopting SFAS 123 is shown below:

                                                      1996           1995
---------------------------------------------------------------------------
Pro forma net income available to
 common stockholders ............................   $288,467       $271,778
Pro forma earnings per share available
 to common stockholders .........................      $4.06          $3.79

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "External Trends and Forwarding Looking Information", and other risks detailed from time to time in the Company's SEC filings and, more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

                       Independent Auditor's Report

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina


     We have audited the accompanying consolidated balance sheet of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries for the years ended December 31, 1995 and 1994 were audited by predecessor auditors, whose report dated February 6, 1996 expressed an unqualified opinion on those statements and included an explanatory paragraph that related to the change in the Company's method of accounting for certain investments in debt and equity securities discussed in Notes 1 and 3 to these financial statements. The consolidated financial statements for the year ended December 31, 1995 of Alexander Hamilton Life Insurance Company of America and subsidiaries were audited by other auditors whose report was furnished to the predecessor auditors, and the predecessor auditors' opinion, insofar as it related to the amounts included for Alexander Hamilton Life Insurance Company of America and subsidiaries, is based solely on the report of the other auditors. The consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries reflect total assets and revenue constituting 53% and 9%, respectively, of the related consolidated totals for 1995.

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

     In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  Ernst & Young LLP
Greensboro, North Carolina
March 14, 1997

                          Consolidated Balance Sheets
                  Jefferson-Pilot Corporation and Subsidiaries
                                                              December 31
                                                          --------------------
(Dollar Amounts in Millions Except Per Share Information)    1996         1995
--------------------------------------------------------------------------------
Assets
Investments:
  Debt securities available for sale, at fair value
  (amortized cost 1996 -- $6,607; 1995 -- $6,208) ......  $ 6,673      $ 6,458

  Debt securities held to maturity, at amortized cost
  (fair value 1996 -- $3,903; 1995 -- $3,649) ..........    3,877        3,527

  Equity securities available for sale, at fair value
  (cost 1996 -- $196; 1995 -- $207) ....................      906          816

  Equity securities trading portfolio, at fair value
  (cost 1996 -- $23; 1995 -- $46) ......................       23           46

  Mortgage loans on real estate ........................    1,323        1,049

  Policy loans .........................................    1,212        1,152

  Real estate ..........................................       75           77

  Other investments ....................................       54           42
                                                          -------      -------
      Total investments ................................   14,143       13,167



Cash and cash equivalents ..............................      105          122
Accrued investment income ..............................      166          157
Accounts receivable and agents' balances ...............       96          101
Due from reinsurers ....................................    1,260        1,450
Property and equipment .................................      112          110
Deferred policy acquisition costs and
  value of business acquired ...........................      934          835
Cost in excess of net assets acquired ..................       86           69
Assets held in separate accounts .......................      492          346
Other assets ...........................................      168          121
                                                          -------      -------
                                                          $17,562      $16,478
                                                          =======      =======

See Notes to Consolidated Financial Statements

                  Jefferson-Pilot Corporation and Subsidiaries
                                                              December 31
                                                           -------------------
(Dollar Amounts in Millions Except Per Share Information)   1996         1995
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Policy liabilities:
  Future policy benefits ...............................  $ 1,509      $ 1,453
  Policyholder contract deposits .......................   11,573       10,781
  Dividend accumulations and other
    policyholder funds on deposit ......................      181          182
  Policy and contract claims ...........................      226          199
  Dividends for policyholders ..........................       19           19
  Deferred revenue and premiums collected in advance ...       40           34
  Other ................................................       71           54
                                                          -------      -------
      Total policy liabilities .........................   13,619       12,722


Debt:
  Commercial paper and revolving credit borrowings ....       222          230
  Automatic common exchange securities and other debt .       148          137
Securities sold under repurchase agreements ...........       244          196
Currently payable income taxes.........................        --           40
Deferred income tax liabilities .......................       173          215
Liabilities related to separate accounts ..............       492          346
Accounts payable, accruals and other liabilities ......       314          386
                                                          -------      -------
      Total liabilities ...............................    15,212       14,272
                                                          -------      -------

Commitments and contingent liabilities
Mandatorily redeemable preferred stock ................        53           50


Stockholders' equity:
  Common stock, par value $1.25 per share: authorized
    1996 -- 350,000,000 shares; 1995 -- 150,000,000
    shares; issued and  outstanding 1996 -- 70,746,233
    shares; 1995 -- 71,213,162 shares .................        88           89
  Retained earnings ...................................     1,708        1,542
  Net unrealized gains on securities ..................       501          525
                                                          -------      -------
                                                            2,297        2,156
                                                          -------      -------

                                                          $17,562      $16,478
                                                          =======      =======

                       Consolidated Statements of Income
                  Jefferson-Pilot Corporation and Subsidiaries

                                                       Year Ended December 31
(Dollar Amounts in Millions                        ---------------------------
Except Per Share Information)                          1996     1995      1994
--------------------------------------------------------------------------------
Revenue
Premiums and other considerations .................  $  994   $  810    $  655
Net investment income .............................     893      543       375
Realized investment gains .........................      47       48        61
Communications operations .........................     187      164       173
Other .............................................       4        3         5
                                                     ------   ------    ------
Total revenues ....................................   2,125    1,568     1,269
                                                     ------   ------    ------

Benefits and Expenses
Insurance and annuity benefits ....................   1,211      842       628
Insurance commissions .............................     153      109        72
General and administrative ........................     174      134       118
Insurance taxes, licenses and fees ................      39       29        23
Net deferral of policy acquisition costs ..........     (52)     (48)      (41)
Net amortization of value of business acquired ....      26        8        --
Communications operations .........................     131      113       121
                                                     ------   ------    ------
Total benefits and expenses .......................   1,682    1,187       921
                                                     ------   ------    ------

Income from continuing operations
 before income taxes ..............................     443      381       348
Income taxes ......................................     149      125       118
                                                     ------   ------    ------
Income from continuing operations .................     294      256       230
Income from discontinued operations, net of
 income taxes
  Income from operations prior to disposal ........      --        2         9
  Gain on disposal ................................      --       16        --
                                                     ------   ------    ------
                                                         --       18         9
                                                     ------   ------    ------
Net income ........................................     294      274       239
Dividends on mandatorily redeemable preferred stock       3        1        --
                                                     ------   ------    ------
Net income available to common stockholders .......  $  291   $  273    $  239
                                                     ======   ======    ======

Income Per Share of Common Stock
Income from continuing operations available to
  common stockholders ............................   $ 4.09   $ 3.55    $ 3.15
Income from discontinued operations:
  Income from operations prior to disposal .......       --      .03       .13
  Gain on disposal ...............................       --      .23        --
                                                     ------   ------    ------

Net income available to common stockholders ......   $ 4.09   $ 3.81    $ 3.28
                                                     ======   ======    ======

See Notes to Consolidated Financial Statements

                                       Consolidated Statements of Stockholders' Equity
                                        Jefferson-Pilot Corporation and Subsidiaries

                                                                                 Net Unrealized      Net
                                                     Capital in                       Gains      Unrealized        Total
(Dollar Amounts in Millions                 Common    Excess of    Retained         on Equity     Gains on      Stockholders'
  Except Per Share Information)              Stock    Par Value    Earnings        Securities    Securities        Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994 .................   $62          $--       $1,339           $332          $  --            $ 1,733
  Change in accounting principle
    effective January 1, 1994 ............    --           --           --           (332)           433                101
  Net income .............................    --           --          239             --             --                239
  Common dividends $1.15 per share .......    --           --          (83)            --             --                (83)
  Common stock issued ....................     1            7           --             --             --                  8
  Common stock reacquired ................    (2)          (7)         (54)            --             --                (63)
  Decrease during year ...................    --           --           --             --           (202)              (202)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994 ...............    61           --        1,441             --            231              1,733
  Net income .............................    --           --          274             --             --                274
  Common dividends $1.28 per share .......    --           --          (91)            --             --                (91)
  Preferred dividends ....................    --           --           (1)            --             --                 (1)
  Common stock issued ....................    --            1           --             --             --                  1
  Common stock reacquired ................    (2)          (1)         (51)            --             --                (54)
  Three-for-two common stock split .......    30           --          (30)            --             --                 --
  Increase during year ...................    --           --           --             --            294                294
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...............    89           --        1,542             --            525              2,156
  Net income .............................    --           --          294             --             --                294
  Common dividends $1.40 per share .......    --           --         (102)            --             --               (102)
  Preferred dividends ....................    --           --           (3)            --             --                 (3)
  Common stock issued ....................    --            1           --             --             --                  1
  Common stock reacquired ................    (1)          (1)         (23)            --             --                (25)
  Decrease during year ...................    --           --           --             --            (24)               (24)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...............   $88          $--       $1,708          $  --           $501             $2,297
=============================================================================================================================

See Notes to Consolidated Financial Statements


                         Consolidated Statements of Cash Flows
                      Jefferson-Pilot Corporation and Subsidiaries

                                                                Year Ended December 31
                                                              -------------------------
(Dollar Amounts in Millions)                                   1996      1995      1994
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income ...............................................    $ 294     $ 274      $239
Adjustments to reconcile net income
to net cash provided by operating activities:
  Change in policy liabilities other than deposits .......      336         9       (16)
  Credits to policyholder accounts, net ..................      355       145        27
  Deferral of policy acquisition costs, net ..............      (52)      (68)      (41)
  Change in receivables and asset accruals ...............      134       (43)      (10)
  Change in payables and expense accruals ................       50        70       (12)
  Realized investment gains and gain on
    disposal of discontinued operations ..................      (45)      (69)      (62)
  Other ..................................................        5         3        17
                                                             ------     -----      ----
      Net cash provided by operating activities ..........    1,077       321       142
                                                             ------     -----      ----
Cash Flows from Investing Activities
Securities available for sale:
  Sales ..................................................      500     1,257       779
  Maturities, calls and redemptions ......................    1,050       301        98
  Purchases ..............................................   (1,916)   (1,602)     (817)
Securities held to maturity:
  Sales ..................................................       --        --         7
  Maturities, calls and redemptions ......................      226        34       123
  Purchases ..............................................     (575)     (58)      (577)
Repayments of mortgage loans .............................      115        96        71
Mortgage loans originated ................................     (389)     (291)     (173)
Decrease (increase) in policy loans, net .................      (60)     (108)        8
Cash received in assumption reinsurance transaction ......       --       164        --
Cash paid for insurance business acquired, net ...........       --      (505)       --
Purchase of intangibles ..................................      (58)       (1)      (17)
Other investing activities, net ..........................      (17)       (7)      (16)
                                                             ------     -----      ----
  Net cash used in investing activities ..................   (1,124)     (720)     (514)
                                                             ------     -----      ----
Cash Flows from Financing Activities
Policyholder contract deposits ...........................    1,404       741       362
Withdrawals of policyholder contract deposits ............   (1,290)     (382)     (118)
Decrease in notes payable, net ...........................       --       (29)      (10)
Borrowings under short-term credit facilities ............      222       395        --
Repayments under short-term credit facilities ............     (230)     (165)       --
Issuance of automatic common exchange securities .........       --       131        --
Proceeds (payments) from securities sold under
  repurchase agreements ..................................       48       (71)      267
Cash dividends paid ......................................     (103)      (89)      (82)
Common stock transactions, net ...........................      (24)      (52)      (56)
Other financing activities, net ..........................        3        20        --
                                                             ------     -----      ----
      Net cash provided by financing activities ..........       30       499       363
                                                             ------     -----      ----
      Net increase (decrease) in cash and cash equivalents      (17)      100        (9)
Cash and cash equivalents, beginning .....................      122        22        31
                                                             ------     -----      ----
Cash and cash equivalents, ending ........................   $  105     $ 122      $ 22
                                                             ======     =====      ====

See Notes to Consolidated Financial Statements

                Notes to Consolidated Financial Statements

Note 1.
Nature of Operations and Significant Accounting Policies

Nature of Operations

Jefferson-Pilot Corporation (the Company) operates in the life insurance and communications industries. Life insurance, accident and health insurance and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), and First Alexander Hamilton Life Insurance Company (FAHL). Subsequent to year end, the Company entered into an agreement to acquire Chubb Life Insurance Company of America (see Note 18). Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Principles of Consolidation

The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP.
See Note 11.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are asset valuation allowances, policy liabilities, deferred policy acquisition costs, value of business acquired and the potential effects of resolving litigated matters.

Cash and Cash Equivalents

The Company includes with cash and cash equivalents its holdings of highly liquid investments which mature within three months of the date of acquisition.

Debt and Equity Securities

Debt and equity securities are classified as either 1) securities held to maturity, stated at amortized cost; 2) trading securities, stated at fair value with unrealized gains and losses reflected in income; or 3) securities available for sale, stated at fair value with net unrealized gains and losses included in a separate component of stockholders' equity, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.
     Prior to adopting FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994, all debt securities were stated at amortized cost less allowances for other-than-temporary declines in value. Upon adoption of Statement No. 115, debt securities classified as available for sale were adjusted to aggregate fair value and those equity securities that were previously stated at the lower of aggregate cost or market were adjusted to market value.
     Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

Mortgage and Policy Loans

Mortgage loans on real estate are stated at unpaid balances, net of allowances for unrecoverable amounts. Policy loans are stated at their unpaid balances.

Real Estate and Other Investments

Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $37 million and $21 million at December 31, 1996 and 1995, respectively. Other investments are stated at equity, or the lower of cost or market, as appropriate.

Note 1.
Nature of Operations and Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and depreciated principally by the straight-line method over their estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $129 million and $105 million at December 31, 1996 and 1995, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

Costs related to obtaining new business, including commissions, certain costs of underwriting and issuing policies and certain agency office expenses, all of which vary with and are primarily related to the production of new business, have been deferred.
     Deferred policy acquisition costs for traditional life insurance policies are amortized over the premium paying periods of the related contracts using the same assumptions for anticipated premium revenue that are used to compute liabilities for future policy benefits. For universal life and annuity products, these costs are amortized at a constant rate based on the present value of the estimated future gross profits to be realized over the terms of the contracts, not to exceed 25 years.
     Value of business acquired represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuity business purchased, using the same assumptions used to value the related liabilities. Amortization of the value of business acquired occurs over the related contract periods, using current crediting rates to accrete interest and a constant amortization rate based on the present value of expected future profits.
     The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of realized gains and losses and the effects of unrealized gains or losses on debt securities classified as available for sale. Both deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts. No impairment adjustments have been reflected in earnings of any year presented.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is amortized on a straight-line basis over periods of 5 to 40 years. Accumulated amortization was $14 million and $12 million at December 31, 1996 and 1995, respectively. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

Separate Accounts

Separate account assets and liabilities represent funds segregated by the Company for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Income. Fees charged on policyholders' deposits are included in other revenue.

Recognition of Revenue

Premiums on traditional life insurance products are reported as revenue when received unless received in advance of the due date.
     Premiums on accident and health, and disability insurance are reported as earned, over the contract period. A reserve is provided for the portion of premiums written which relate to unexpired coverage terms.
     Revenue from universal life-type and annuity products includes charges for the cost of insurance, for initiation and administration of the policy, and for surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment which relates to services to be provided in future years is deferred and recognized over the period during which services are provided.

Recognition of Benefits and Expenses

Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, accident and health, and disability insurance products are recognized when incurred in a manner designed to match them with related premiums and spread income recognition over expected policy lives. For universal life-type and annuity products, benefits include interest credited to policyholders' accounts, which is recognized as it accrues.

Future Policy Benefits

Liabilities for future policy benefits on traditional life and disability insurance are computed by the net level premium valuation method based on assumptions about future investment yield, mortality, morbidity and persistency. Estimates about future circumstances are based principally on historical experience and provide for possible adverse deviations.

Policyholder Contract Deposits

Policyholder contract deposits consist of policy values that accrue to holders of universal life-type contracts and annuities. The liability is determined using the retrospective deposit method and consists of policy values that accrue to the benefit of the policyholder, before deduction of surrender charges.

Note 1.
Nature of Operations and Significant Accounting Policies (continued)

Policy and Contract Claims

The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled, claims incurred during the year but reported subsequent to the date of the consolidated balance sheet, and an estimate of claims incurred but not reported, which is based on historical experience, adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses.

Reinsurance Balances and Transactions

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Participating Policies

Participating life policies approximate the following percentages of ordinary life insurance in force and ordinary life insurance premium revenue as of December 31, 1996, 1995 and 1994 and for the years then ended, respectively:

                                         1996      1995      1994
   ---------------------------------------------------------------
   Ordinary life insurance in force .....  4%        4%       12%
   Ordinary life premium revenue ........  8%       21%       22%

The amount of dividends to be paid on participating policies is determined annually by the Board of Directors. Anticipated dividends are accounted for as a planned contractual benefit in computing the value of future policy benefits.

Stock Based Compensation

The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option awards when the option price is equal to the market value of the stock at the date of award.

Income Taxes

The Company and its subsidiaries file a consolidated life/nonlife federal income tax return. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Income Per Share of Common Stock

Income per share of common stock is based on the weighted-average number of common shares outstanding. The weighted-average number of shares outstanding was 71,074,030 in 1996, 71,693,816 in 1995 and 72,960,533 in
1994.

Reclassifications

Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentations adopted in the current year. These reclassifications have no effect on net income or stockholders' equity of the prior years.

New Accounting Pronouncements

The FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial position or results of operations.


Note 2.  Certain Significant Transactions

Assumption Reinsurance Transaction

On May 31, 1995, the Company assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in a transaction which was accomplished through an assumption reinsurance agreement. Upon execution of the agreement, assets consisting primarily of cash, debt securities, policy loans and receivables with aggregate fair value of $872 million, including $164 million of cash, were transferred to the Company, and the Company assumed liabilities with aggregate fair value of $1.096 billion. The difference between the fair values of assets received and liabilities assumed was recorded as deferred policy acquisition costs.
     At December 31, 1995, further participation options in the assumption reinsurance agreement remained available to approximately 4,000 KCL policyholders. The Company had recorded a $78 million liability at December 31, 1995, pending resolution of the policyholder option process. Total assets received on May 31, 1995 included $78 million of assets associated with these additional policies.

On November 30, 1996, the Company completed the KCL transaction by assuming the additional 4,000 policies. The Company established additional reserves of $112 million on these policies, released the $78 million liability established in 1995, and recorded an additional $40 million of deferred policy acquisition costs.

Business Acquisitions

Effective October 1, 1995, the Company acquired Alexander Hamilton Life Insurance Company of America (AH Life) and First Alexander Hamilton Life Insurance Company (FAHL) from Household International, Inc. (Household). The businesses acquired included substantially all of the life insurance and single premium deferred annuity contracts of AH Life and FAHL that were in force on the acquisition date. AH Life Periodic Payment Annuity (PPA) contracts, consisting primarily of structured settlements and lottery business, and Corporate-Owned Life Insurance (COLI) written prior to the acquisition, as well as certain pre-acquisition credit life, accident and health and other (Affiliated) business written in conjunction with the lending activities of Household, were 100% reinsured with affiliates of Household on a coinsurance basis. The aggregate purchase price of $575 million was paid $475 million in cash and $50 million in mandatorily redeemable preferred stock of AH Life, plus the purchase from Household of a $50 million surplus note of AH Life. The transaction included the assumption of $7.872 billion of liabilities and the receipt of assets with a fair value of $8.072 billion (including $20 million in cash). The acquisition resulted in value of business acquired of $325 million, and cost in excess of net assets acquired of $50 million. This acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated operations of the Company since the date of acquisition.
     The following pro forma financial information has been prepared assuming that the acquisition of AH Life and FAHL had taken place at the beginning of each year presented (in millions except per share amounts).

                                                       1995        1994
     -------------------------------------------------------------------
                                                          (Unaudited)
     Revenue ......................................   $1,726      $1,418
     Income from continuing operations ............      280         261
     Net income available to common stockholders ..      295         267
     Net income per common share ..................     4.11        3.66
     -------------------------------------------------------------------

     In July 1996, JPCC purchased substantially all of the broadcast assets of radio station KIFM-FM in San Diego, California for $29 million in cash. In October 1996, JPCC purchased substantially all of the outstanding capital stock of San Diego Broadcasting Corporation, a California corporation that owns and operates radio station KBZT-FM in San Diego, California, for $30 million in cash. The acquisitions resulted in cost in excess of net assets acquired of $26 million. These acquisitions were accounted for as purchases, and the results of operations of the acquired companies have been included in the consolidated operations of the Company since the respective dates of acquisition. Pro forma financial information for these acquisitions has not been presented, as the pro forma impact on consolidated operations for 1996 and 1995 is not significant.

Discontinued Operations

Discontinued operations include the property and casualty and title insurance subsidiaries which formerly comprised the Company's other insurance business segment.
     On April 3, 1995, the Company sold Jefferson-Pilot Fire & Casualty Company (JPF&C) for $55 million. The Company realized a gain of $16 million from the disposition of JPF&C, net of income taxes of $4 million.
     On December 30, 1994, the Company sold Jefferson-Pilot Title Insurance Company (JPT) for approximately $1 million. An insignificant gain was realized on this transaction.
     Revenue of the discontinued operations prior to the dispositions for the years ended December 31, 1995 and 1994 was $16 million and $65 million, respectively. Net income prior to the dispositions for the years ended December 31, 1995 and 1994 was $2 million (net of an insignificant amount of income taxes) and $9 million (net of $2 million of income taxes).

Other Dispositions

On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc.
(JPDS) were sold for approximately $33 million, resulting in a pre-tax gain of approximately $16 million. Prior to the sale, JPDS was a part of the Company's communications business segment. JPDS net income prior to the disposition for 1995 and 1994 amounted to $1million and $3 million, respectively.

Supplemental Cash Flow Information of Dispositions

A summary of supplemental cash flow information resulting from disposals in 1995 follows (in millions):

        Disposal of noncash assets ............    $56
        Disposal of liabilities ...............    (50)
                                                   ---
        Cash received less cash paid ..........    $ 6

Note 3.  Investments

Summary Cost and Fair Value Information

Aggregate amortized cost, aggregate fair value, and gross unrealized gains and losses are as follows (in millions):

                                                                               December 31, 1996
                                                                  --------------------------------------------
                                                                                 Gross       Gross
                                                                  Amortized    Unrealized  Unrealized    Fair
                                                                     Cost        Gains      (Losses)    Value
--------------------------------------------------------------------------------------------------------------
Available for sale carried at fair value
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies ...........................................   $  384        $ 17      $ (1)       $  400
Federal agency issued collateralized mortgage obligations .......    2,052          25       (18)        2,059
Obligations of states and political subdivisions ................      167           1        (2)          166
Corporate obligations ...........................................    3,057          48       (21)        3,084
Corporate private-labeled collateralized mortgage obligations ...      893          27        (7)          913
Redeemable preferred stocks .....................................       54           1        (4)           51
                                                                    ------        ----      ----        ------
Subtotal, debt securities .......................................    6,607         119       (53)        6,673
Equity securities ...............................................      196         714        (4)          906
                                                                    ------        ----      ----        ------
Securities available for sale ...................................   $6,803        $833      $(57)       $7,579
                                                                    ======        ====      ====        ======

Held to maturity carried at amortized cost
Obligations of state and political subdivisions .................   $   16        $  1      $ (1)       $   16
Corporate obligations ...........................................    3,861          68       (42)        3,887
                                                                    ------        ----      ----        ------
Debt securities held to maturity ................................   $3,877        $ 69      $(43)       $3,903
                                                                    ======        ====      ====        ======

                                                                               December 31, 1995
                                                                  --------------------------------------------
                                                                                 Gross       Gross
                                                                  Amortized    Unrealized  Unrealized    Fair
                                                                     Cost        Gains      (Losses)    Value
--------------------------------------------------------------------------------------------------------------
Available for sale carried at fair value
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies ...........................................   $  483        $ 37     $  --        $  520
Federal agency issued collateralized mortgage obligations .......    1,775          87        (6)        1,856
Obligations of states and political subdivisions ................      290           6        --           296
Corporate obligations ...........................................    2,998         120       (32)        3,086
Corporate private-labeled collateralized mortgage obligations ...      601          41        (1)          641
Redeemable preferred stocks .....................................       61           1        (3)           59
                                                                    ------        ----      ----        ------
Subtotal, debt securities .......................................    6,208         292       (42)        6,458
Equity securities ...............................................      207         610        (1)         ,816
                                                                    ------        ----      ----        ------
Securities available for sale ...................................   $6,415        $902      $(43)       $7,274
                                                                    ======        ====      ====        ======


Held to maturity carried at amortized cost
Federal agency issued collateralized mortgage obligations .......   $   41       $   1     $  --        $   42
Corporate obligations ...........................................    3,486         148       (27)        3,607
                                                                    ------        ----      ----        ------
Debt securities held to maturity ................................   $3,527        $149      $(27)       $3,649
                                                                    ======        ====      ====        ======

Note 3.  Investments continued

Contractual Maturities

Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 1996, according to contractual maturity date, are as indicated below (in millions). Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                     Available for Sale      Held to Maturity
                                                    --------------------------------------------
                                                    Amortized      Fair     Amortized      Fair
                                                      Cost         Value       Cost       Value
------------------------------------------------------------------------------------------------
Due in one year or less ..........................   $  141       $  141      $  157      $  158
Due after one year through five years ............      842          854         687         692
Due after five years through ten years ...........    1,571        1,585       1,136       1,135
Due after ten years through twenty years .........      318          326         301         292
Due after twenty years ...........................      274          291          36          36
Amounts not due at a single maturity date ........    3,407        3,425       1,560       1,590
                                                     ------       ------      ------      ------
                                                      6,553        6,622       3,877       3,903
                                                     ------       ------      ------      ------
Redeemable preferred stocks ......................       54           51          --          --
                                                     ------       ------      ------      ------
                                                     $6,607       $6,673      $3,877      $3,903
                                                     ======       ======      ======      ======

Investment Concentration, Risk and Impairment

Investments in debt and equity securities include approximately 1,300 issuers, with only one corporate issuer representing more than one percent of the aggregate reported amounts of these investments. Included with equity securities available for sale is an investment in common stock of NationsBank Corporation of $402 million (3.5%) and $288 million (2.7%) as of December 31, 1996 and 1995, respectively. Debt securities considered less than investment grade approximated 4.3% and 4.7% of the total debt securities portfolio as of December 31, 1996 and 1995, respectively.
     The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (46%), apartment (18%), industrial (11%), and hotel and office (9% each) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 45% of stated mortgage loan balances as of December 31, 1996 are due from borrowers in South Atlantic states and approximately 23% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 1996 mortgage loans.
     At December 31, 1996 and 1995, the recorded investment in mortgage loans that are considered to be impaired was $81 million and $78 million, respectively. Delinquent loans outstanding as of December 31, 1996 and 1995 totaled $9 million and $8 million, respectively. The related allowance for credit losses was $27 million at December 31, 1996 and 1995. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $79 million each year. For the years ended December 31, 1996 and 1995, the Company recognized interest income on impaired loans of $8 million each year using the cash basis method. Recorded investments in impaired loans and related interest income in 1994 were less than the amounts as of and for the year ended December 31, 1995.

Changes in Net Unrealized Gains on Securities

Changes during the three year period ended December 31, 1996 in amounts affecting net unrealized gains included in the separate component of stockholders' equity, reduced by deferred income taxes, are as follows (in millions):

                                                                             Net Unrealized Gains (Losses)
                                                                           -----------------------------------
                                                                                 Debt      Equity
                                                                             Securities  Securities  Total
--------------------------------------------------------------------------------------------------------------
Net unrealized gains on equity securities held by insurance subsidiaries
    as of December 31, 1993 ...............................................     $ --         $332      $332
Effect of adopting Statement No. 115 as of January 1, 1994:
  Increase in stated amount of securities .................................      106           70       176
  Decrease in deferred policy acquisition costs ...........................      (15)          --       (15)
  Increase in deferred income tax liabilities .............................      (32)         (28)      (60)
                                                                                ----         ----      ----
Increase in net unrealized gains included in stockholders' equity .........       59           42       101
Other changes during year ended December 31, 1994:
  Decrease in stated amount of securities .................................     (192)        (150)     (342)
  Increase in deferred policy acquisition costs ...........................       26           --        26
  Decrease in deferred income tax liabilities .............................       52           62       114
                                                                                ----         ----      ----
Decrease in net unrealized gains included in stockholders' equity .........      (55)         (46)     (101)
                                                                                ----         ----      ----
Net unrealized gains (losses) on securities available for sale as of
      December 31, 1994 ...................................................      (55)         286       231

Change during year ended December 31, 1995:
  Increase in stated amount of securities .................................      335          181       516
  Decrease in value of business acquired and deferred policy
    acquisition costs .....................................................      (65)          --       (65)
  Increase in deferred income tax liabilities .............................      (91)         (66)     (157)
                                                                                ----         ----      ----
Increase in net unrealized gains included in stockholders' equity .........      179          115       294
                                                                                ----         ----      ----
Net unrealized gains on securities available for sale as of
     December 31, 1995 ....................................................      124          401       525

Change during year ended December 31, 1996:
  (Decrease) increase in stated amount of securities ......................     (184)         102       (82)
  Increase in value of business acquired and deferred policy
    acquisition costs .....................................................       58           --        58
  Decrease (increase) in deferred income tax liabilities ..................       48          (37)       11
Increase in carrying value of ACES (Note 7) ...............................       --          (11)      (11)
                                                                                ----         ----      ----
(Decrease) increase in net unrealized gains included in
    stockholders' equity ..................................................      (78)          54       (24)
                                                                                ----         ----      ----
Net unrealized gains on securities available for sale as  of
    December 31, 1996 .....................................................     $ 46         $455      $501
                                                                                ====         ====      ====
Net Investment Income
The details of investment income, net of investment expenses, follow (in millions):
                                                                                  Year ended December 31
                                                                                1996         1995      1994
--------------------------------------------------------------------------------------------------------------
Interest on debt securities ...............................................     $744         $408      $260
Dividends on preferred stocks .............................................        7            5         5
Dividends on common stocks ................................................       18           23        28
Interest on mortgage loans ................................................      109           79        63
Interest on policy loans ..................................................       21           15        12
Real estate income ........................................................       14           10         9
Other investment income ...................................................       15           15         9
                                                                                ----         ----      ----
Investment income of life insurance operations ............................      928          555       386
Investment income of other companies ......................................       20           26        12
                                                                                ----         ----      ----
Total investment income ...................................................      948          581       398
Investment expenses .......................................................      (55)         (38)      (23)
                                                                                ----         ----      ----
Net investment income .....................................................     $893         $543      $375
                                                                                ====         ====      ====

Note 3.  Investments continued

Investment expenses include salaries, taxes, interest, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

Realized Gains and Losses

The details of realized investment gains (losses) follow (in millions):

                                                   Year ended December 31
                                                   1996      1995      1994
---------------------------------------------------------------------------
Debt securities ...............................    $(1)      $(4)     $(10)
Preferred stocks ..............................      4        (3)        1
Common stocks .................................     39        63)       66
Other .........................................      5        (8)        4
                                                   ---       ---       ---
Realized investment gains .....................    $47       $48       $61
                                                   ===       ===       ===

Information about gross realized gains and losses on available for sale securities transactions follows (in millions):

                                                   Year ended December 31
                                                   1996      1995      1994
---------------------------------------------------------------------------
Gross realized:
  Gains ........................................   $66       $54       $61
  Losses .......................................   (15)      (27)      (24)
                                                   ---       ---       ---
Net realized gains on available for sale
   securities ..................................   $51       $27       $37
                                                   ===       ===       ===

Trading Securities

In 1995, the Company established a portfolio of trading securities for the primary purpose of writing covered call options in expectation of enhanced total returns from option premiums, market appreciation and dividends received. The change in net unrealized holding gains and losses on trading securities included in 1996 and 1995 income was not significant.

Other Information

A held to maturity security with amortized cost of $5 million was transferred to the available for sale category during 1995 and held to maturity securities with amortized cost of $8 million were sold during 1994, both due to significant declines in the credit worthiness of the issuers. Related recognized losses were not significant.
     On November 30, 1995, the Company transferred certain debt securities between the held to maturity and available for sale classifications concurrent with the adoption of additional Statement No. 115 implementation guidance, which permitted a one time reassessment of the appropriateness of the classification of securities held. This reassessment resulted in available for sale debt securities with fair value of $393 million and amortized cost of $380 million being transferred to the held to maturity classification. The excess of transfer date fair value of individual securities over their amortized cost, and the related unrealized net holding gain, is amortized over the period to maturity. In addition, held to maturity debt securities with an amortized cost of $620 million and a fair value of $633 million were transferred to the available for sale classification, increasing unrealized net holding gains by $13 million.
     During 1996, 1995 and 1994 JP Life transferred securities classified as available for sale to the Company's defined benefit pension plans. Equity securities with cost of $5 million and fair value of $27 million were transferred during 1996, and gains of $22 million were recognized. Equity securities with cost of $7 million and fair value of $33 million were transferred during 1995, and gains of $26 million were recognized.
The transfer in 1994 included debt securities with amortized cost of $49 million and equity securities with a cost of $8 million. The securities transferred in 1994 had an aggregate fair value of $75 million on the date of transfer and gains of $18 million were recognized.

Note 4.  Derivatives

Use of Derivatives

The Company's investment policy permits the use of derivative financial instruments such as interest rate swaps in certain circumstances. The following summarizes open interest rate swaps (notional amounts in millions):

                                                                  December 31
                                                                 1996      1995
--------------------------------------------------------------------------------
Receive-fixed swaps held as hedges of direct investments:
  Notional amount ...........................................    $209      $125
  Average rate received .....................................   5.66%     5.28%
  Average rate paid .........................................   5.55%     5.72%

Receive-fixed swaps held as hedges of anticipated investments
  Notional amount ...........................................   $  15    $  --
  Average rate received .....................................   6.91%       --
  Average rate paid .........................................   5.56%       --

Receive-fixed swaps held to modify annuity crediting rates
  Notional amount ...........................................   $  30    $  --
  Average rate received .....................................   6.78%       --
  Average rate paid .........................................   5.56%       --

Hedging Direct Investments

Interest rate swaps are used to reduce the impact of interest rate fluctuations on specific floating-rate direct investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. For hedges of investments classified as available for sale, net unrealized losses, net of the effects of income taxes and the impact on deferred policy acquisition costs and the value of business acquired, are not significant and are included in net unrealized gains on securities available for sale in stockholders' equity as of December 31, 1996.

Hedging Anticipated Investments

Interest rate swaps are used to hedge anticipated investment transactions, protecting against changes in the yield curve during the time period between identifying and closing mortgage loan and private placement investments. These investments were made in the fourth quarter of 1996 and will continue during early 1997. Hedges are terminated on the date the related investment is closed. Until termination of a hedge, interest is exchanged periodically on the notional value, with the Company receiving a fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is deferred.
Upon termination of a swap, the realized gain or loss on the closed hedge is also deferred The deferred amounts are amortized into income over the average duration of the related investment. Deferred hedging gains as of December 31, 1996 were $1 million.

Modifying Annuity Crediting Rates

Interest rate swaps are used to modify the interest characteristics of certain blocks of annuity contract deposits. Interest is exchanged periodically on the notional value, with the Company receiving a fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to insurance and annuity benefits.

Credit and Market Risk

The Company is exposed to credit risk in the event of non-performance by counterparties to swap agreements. The Company limits this exposure by entering into swap agreements with counterparties having high credit ratings and by regularly monitoring the ratings.
     The Company's credit exposure on swaps is limited to the fair value of swap agreements that are favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material adverse effect on the Company's financial position or results of operations.
     The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments, anticipated investments and credited interest on annuities.

Note 5.  Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs

Information about deferred policy acquisition costs follows (in millions):

                                                   Year ended December 31
                                                  1996      1995      1994
---------------------------------------------------------------------------
Beginning balance .............................   $543      $323      $272
Deferral:
  Commissions .................................    105        71        43
  Other .......................................     36        23        20
                                                  ----      ----      ----
                                                   141        94        63
Amortization ..................................    (89)      (46)      (22)
                                                  ----      ----      ----
Net deferral reflected in expenses ............     52        48        41
Addition for KCL assumption ...................     40       224        --
Adjustment related to unrealized (gains)
 losses on debt securities ....................     34       (52)       10
                                                  ----      ----      ----
Ending balance ................................    669       543       323
Amounts related to discontinued property
 and casualty insurance operations ............     --        --         6
                                                  ----      ----      ----
Ending balance ................................   $669      $543      $329
                                                  ====      ====      ====

Value of Business Acquired

Information about the value of business acquired follows (in millions):

                                                             1996      1995
---------------------------------------------------------------------------
Beginning balance .....................................     $292      $ --
                                                            ----      ----
Acquisition of AH Life and FAHL .......................       --       325
                                                            ----      ----
Interest accretion ....................................        6         5
Amortization ..........................................      (32)      (13)
                                                            ----      ----
Net amortization reflected in expenses ................      (26)       (8)
                                                            ----      ----
Adjustment related to unrealized (gains) losses
 on debt securities ...................................       24       (24)
Adjustment related to realized (gains) losses
 on debt securities ...................................       --        (1)
Adjustment related to purchase accounting .............      (25)       --
                                                            ----      ----
Ending balance ........................................     $265      $292
                                                            ====      ====

In September 1996, the Company finalized its purchase accounting for the acquisition of AH Life, and an adjustment to reduce the value of business acquired was made for $25 million to reflect more appropriate lapse assumptions.
     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                           Amortization
               Year                          Percentage
               ----------------------------------------
               1997 ...........................   10.2%
               1998 ...........................   10.0%
               1999 ...........................    9.3%
               2000 ...........................    8.3%
               2001 ...........................    7.3%


Note 6.  Policy Liabilities Information

Interest Rate Assumptions

The liability for future policy benefits associated with ordinary life insurance policies has been determined using interest rate assumptions which vary by year of issue and range from 3% to 9.9% for participating policies, remaining level for all durations. For nonparticipating policies, assumed interest rates grade uniformly over 20 to 30 years with initial rates ranging from 3% to 9.75% and ultimate rates ranging from 3% to 6%. Interest rate assumptions for weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to individual life insurance policies.
     Credited interest rates for universal life-type products ranged from 4.2% to 6.75% in 1996, 5.75% to 6.75% in 1995 and 5% to 6.75% in 1994. The
average credited interest rates paid for universal life-type products were 6.03%, 6.19%, and 6.21% in 1996, 1995, and 1994, respectively. For annuity products, credited interest rates generally ranged from 4.4% to 8.65% in 1996, 4.5% to 14.75% in 1995 and 5% to 6.5% in 1994.

Mortality and Withdrawal Assumptions

Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.
     For immediate annuities issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table and the 1969-71 U. S. Life Tables. For similar products issued after 1986, mortality assumptions are based on blends of the 1983a and 1979-81 U. S. Life Tables.

Accident and Health, and Disability Insurance Liabilities Activity

Activity in the liabilities for accident and health, and disability insurance benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below (in millions):

                                                  1996       1995     1994
---------------------------------------------------------------------------
Balance as of January 1 .......................   $274      $266      $262
Less reinsurance recoverables .................     15        12        11
                                                  ----      ----      ----
Net balance as of January 1 ...................    259       254       251
Amount incurred:
  Current year ................................    401       403       398
  Prior years .................................    (63)      (73)      (89)
                                                  ----      ----      ----
                                                   338       330       309
Less amount paid:
  Current year ................................    246       242       228
  Prior years .................................     91        82        78
                                                  ----      ----      ----
                                                   337       324       306
                                                  ----      ----      ----
Net balance as of December 31 .................    260       260       254
Plus reinsurance recoverables .................     27        14        12
                                                  ----      ----      ----
Balance as of December 31 .....................   $287      $274      $266
                                                  ====      ====      ====
Balance as of December 31 included with:
  Future policy benefits ......................   $156      $131      $117
  Policy and contract claims ..................    131       143       149
                                                  ----      ----      ----
                                                  $287      $274      $266
                                                  ====      ====      ====

     The Company uses conservative estimates for determining its liability for accident and health, and disability benefits, which are based on historical claim payment patterns and attempt to provide for potential adverse changes in claim patterns and severity. Lower than anticipated claims resulted in adjustments to the liability for accident and health, and disability benefits in each of the years presented.

Note 7.  Debt

Commercial Paper and Revolving Credit Borrowings

In October 1995, the Company entered into a bank credit agreement for $450 million of unsecured 364-day revolving credit. In August 1996, the credit agreement was amended to reduce the bank commitment to $250 million and to extend the maturity to five years. The Company has the option to borrow at various interest rates. Since the Company established commercial paper arrangements in September 1996, the credit agreement principally supports the issuance of commercial paper, which has various maturity dates but none in excess of 90 days. If the Company is not able to remarket its commercial paper on the respective maturity dates, the Company intends to borrow a like amount under the credit agreement. The weighted-average interest rate for commercial paper borrowings outstanding of $222 million at December 31, 1996 was 5.53%. The weighted-average interest rate of the $230 million of revolving credit outstanding as of December 31, 1995 was 6.04%.

Automatic Common Exchange Securities

In December 1995, the Company publicly sold 1,815,000 unsecured 7.25% Automatic Common Exchange Securities (ACES) Due January 21, 2000, having a principal amount of $72.50 per security. In the 30 days prior to, or at, maturity, the principal amount of the ACES will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank Corporation (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value. Subject to adjustments to reflect dilution, the exchange rate is equal to
(1) 0.8333 shares if the stock price is at least $87, (2) a fractional share of the stock having a value equal to $72.50 if the price is more than $72.50 but less than $87 or (3) one share if the price is not more than $72.50. At December 31, 1995, the carrying value of the ACES obligation was $132 million. At December 31, 1996, the carrying value was increased by $16 million to $148 million due to an increase in the market value of NationsBank stock to $97.75 per share as of that date. The change in the carrying value, net of deferred income taxes, was charged against net unrealized gains in stockholders' equity.

Interest

Cash payments for interest attributable to debt arrangements, including securities sold under repurchase agreements, totaled $37 million in 1996, $23 million in 1995 and $9 million in 1994. Interest expense totaled $39 million, $22 million and $11 million for 1996, 1995 and 1994, respectively.


Note 8.  Mandatorily Redeemable Preferred Stock

Mandatorily redeemable nonvoting floating rate preferred stock (with a par value of $100 per share) authorized, issued and outstanding shares at December 31, 1996 and 1995 totaled 530,000 and 500,000, respectively. Dividends on $50 million of redeemable preferred stock issued by AH Life in 1995 are cumulative at LIBOR plus 1.25% per annum. Beginning April 6, 1998, any holder may require AH Life to redeem its shares at par plus accrued dividends. Beginning October 6, 2000, AH Life may redeem the preferred stock at par plus accrued dividends. An additional $3 million of mandatorily redeemable nonvoting floating rate preferred stock was issued in September 1996 related to the PPA recapture (Note 14), with similar terms and the respective redemption dates being April 1, 1999 and October 1, 2001.


Note 9.  Stockholders' Equity

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be fixed by the Board of Directors, subject to certain limitations on voting rights.

Common Stock

On May 6, 1996, the shareholders approved an amendment to the articles of incorporation that increased the number of authorized shares of common stock from 150 million to 350 million.
     On November 6, 1995, the Board authorized a three-for-two common stock split which was effected as a 50% stock dividend distributed on December 22, 1995 to shareholders of record as of December 8, 1995. The split-adjusted value of fractional shares was paid in cash. The par value of additional shares issued, which totaled $30 million, was reclassified from retained earnings to common stock during 1995. All share and per share information gives retroactive effect to the stock split.

    Changes in the number of shares outstanding are as follows:

                                              Year ended December 31
                                        1996            1995          1994
------------------------------------------------------------------------------
Shares outstanding, beginning .....  71,213,162     72,674,060     74,194,456
Shares issued under stock plans ...      33,071         32,749        489,238
Shares reacquired .................    (500,000)    (1,493,647)    (2,009,634)
                                     ----------     ----------     ----------
Shares outstanding, ending ........  70,746,233     71,213,162     72,674,060
                                     ==========     ==========     ==========

Shareholders' Rights Plan

Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group.
Following such an event, each right, unless redeemed by the Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $123.33 an amount of common stock of the Company, or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 70 million shares of common stock are reserved for the amended rights plan. The rights expire on November 7, 2004 unless extended by the Board, and are redeemable by the Board at a price of $.01 per right at any time before they become exercisable.


Note 10.  Stock Incentive Plans

Long Term Stock Incentive Plan

Under the Long Term Stock Incentive Plan (Employees' Plan), a Committee of disinterested directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company's stock, to employees of the Company and certain full-time life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.
     A total of 3,028,801 shares are available for future issuance for the Employees' Plan as of December 31, 1996. The option price may not be less than the market value of the Company's common stock on the date awarded. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest over periods determined by the Committee. Awards of restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. The Employees' Plan will terminate as to further awards on May 1, 2005, unless terminated by the Board at an earlier date.

Non-Employee Directors' Plan

Under the Non-Employee Directors' Stock Option Plan (Directors' Plan), 165,375 shares of the Company's common stock are available for future issuance as of December 31, 1996. Under the Directors' Plan, nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier termination under certain circumstances. The Directors' Plan will terminate as to further awards on March 31, 1999.

Summary Stock Option Activity

Summarized information about the Company's stock option activity, and related information for the three years in the period ended December 31 follows:

                                         1996                      1995                      1994
                               -----------------------  --------------------------  -------------------------
                                            Weighted-
                                              Average
                                             Exercise                 Exercise                     Exercise
                                              Price                    Price                         Price
                                  Options   Per Share   Options      Per Share      Options        Per Share
--------------------------------------------------------------------------------------------------------------
Outstanding beginning of year .   906,343     $33.59    463,780   $17.11 -$37.33    780,280     $15.28 -$37.33
Granted .......................   542,875      53.68    483,000    36.42 - 37.33    193,500      30.09 - 34.75
Exercised .....................   (25,172)     54.11    (26,025)   17.11 - 36.42   (489,238)     15.28 - 26.83
Forfeited .....................   (12,778)     32.07    (14,412)   26.83 - 30.08    (20,762)     15.28 - 26.83
                                ---------     ------    -------   --------------    -------     --------------
Outstanding end of year ....... 1,411,268      41.40    906,343    26.17 - 37.33    463,780      17.11 - 37.33
                                =========     ======    =======    =============    =======     ==============
Exercisable at end of year ....   637,643      33.93    494,593    26.17 - 37.33    290,054      17.11 - 37.33

Weighted-average fair value of
options granted during the year    $11.07

     As of December 31, 1996 there are outstanding options for: (a) 870,893 shares with exercise prices ranging from $26.17 to $37.33, a weighted-average exercise price of $33.78, and a weighted-average remaining contractual life of 6.9 years (options on 607,643 of these shares are exercisable, and have a weighted-average exercise price of $32.97); (b) 540,375 shares with exercise prices ranging from $46.75 to $57.50, a weighted-average exercise price of $53.68, and a weighted-average remaining contractual life of 9.2 years (options on 30,000 of these shares are exercisable, and have a weighted-average exercise price of $53.50).

Pro Forma Information

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.9% and 7.6%; volatility factors of the expected market price of the Company's common stock of 0.17; and a weighted-average expected life of the option of 10 years. For purposes of this calculation, dividends are assumed to increase at a rate of 10% annually.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of the Company's options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in millions except per share amounts):


                                                     Year ended December 31
                                                        1996         1995
---------------------------------------------------------------------------
Pro forma net income available to
 common stockholders ...............................    $288          $272
Pro forma earnings per share available
 to common stockholders ............................   $4.06         $3.79

     Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.


Note 11.  Statutory Financial Information

The Company's life insurance subsidiaries prepare financial statements on the basis of statutory accounting practices (SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP include a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and administrative rules. Permitted SAP encompass all accounting practices not so prescribed. The impact of permitted accounting practices on statutory capital and surplus is not significant for the life insurance subsidiaries.

     The principal differences between SAP and generally accepted accounting principles (GAAP) as they relate to the financial statements of the subsidiaries are (1) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (2) the value of business acquired is not capitalized under SAP but is under GAAP,
(3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (7) no provision is made for deferred income taxes under SAP, and (8) certain assets are not admitted for purposes of determining surplus under SAP.
     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries on the basis of GAAP is as follows (in millions):

                                                       1996      1995      1994
--------------------------------------------------------------------------------
Statutory Accounting Practices
Reported net income for the year ended December 31    $  253    $  501    $  158
Statutory capital and surplus as of December 31 ..    $1,218    $1,112    $  972
                                                      ======    ======    ======
Generally Accepted Accounting Principles
Net income for the year ended December 31 ........    $  261    $  221    $  195
Stockholder's equity as of December 31 ...........    $2,181    $2,114    $1,430
                                                      ======    ======    ======

The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. At December 31, 1996, the life insurance subsidiaries could pay dividends of $22 million without regulatory approval.
     Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk. As of December 31, 1996, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

Note 12.  Income Taxes

Income taxes as reported in the consolidated statements of income are as follows (in millions):


                                                         Year ended December 31
                                                        1996      1995      1994
--------------------------------------------------------------------------------
Current expense ......................................  $132      $116      $110
Deferred expense .....................................    17         9         8
                                                         ---       ---       ---
Income taxes reported with income from
 continuing operations ...............................   149       125       118
Income taxes reported with income from
 discontinued operations .............................    --         4         1
                                                         ---       ---       ---
Aggregate reported income taxes ......................  $149      $129      $119
                                                        ====      ====      ====

A reconciliation of the federal income tax rate to the Company's effective income tax rate, computed based on income from continuing operations follows:

                                                        Year ended December 31
                                                        1996      1995      1994
--------------------------------------------------------------------------------
Federal income tax rate ............................   35.0%     35.0%     35.0%
Reconciling items:
  Tax exempt interest and dividends
    received deduction .............................   (4.1)     (2.0)     (1.9)
  Other increases, net .............................    2.7        --        .8
                                                       ----      ----      ----
Effective income tax rate ..........................   33.6%     33.0%     33.9%
                                                       ====      ====      ====

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows (in millions):

                                                             December 31
                                                          1996         1995
-----------------------------------------------------------------------------
Deferred tax assets:
  Difference in policy liabilities ....................   $352         $330
  Obligation for postretirement benefits ..............      7           12
  Deferred compensation ...............................     17           14
  Other deferred tax assets ...........................     28           14
                                                          ----         ----
Gross deferred tax assets .............................    404          370

Deferred tax liabilities:
  Net unrealized gains on securities ..................    263          280
  Deferral of policy acquisition costs and
    value of business acquired ........................    243          237
  Deferred gain recognition for income tax purposes ...     16           17
  Differences in investment bases .....................     15           20
  Depreciation differences ............................      6            8
                                                          ----         ----
  Other deferred tax liabilities ......................     34           23
                                                          ----         ----
Gross deferred tax liabilities ........................    577          585
                                                          ----         ----
Net deferred income tax liability .....................   $173         $215
                                                          ====         ====

Cash payments for income taxes totaled $162 million, $105 million and $127 million in 1996, 1995 and 1994, respectively.

     Federal income tax returns for all years through 1992 are closed. In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.
     Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus". The Company has approximately $91 million of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The Company does not believe that any significant portion of the account will be taxed in the foreseeable future and no related deferred tax liability has been recognized. If the entire balance of the account became taxable under the current federal rate, the tax would approximate $32 million.


Note 13.  Retirement Benefit Plans

Pension Plans

The Company and its subsidiaries have defined benefit pension plans covering substantially all employees and full-time life insurance agents. The plans provide benefits based on annual compensation and years of service. The plans are noncontributory and are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. The funding policy is to contribute annually no more than the maximum amount deductible for federal income tax purposes.

The components of pension expense were as follows (in millions):

                                                    Year ended December 31
                                                   1996      1995      1994
-----------------------------------------------------------------------------
Service cost, benefits earned during the year ...  $ 6       $ 6       $ 6
Interest cost on projected benefit obligation ...   13        12        13
Actual return on plan assets ....................  (27)      (37)      (13)
Net amortization and deferral ...................    9        20        (4)
                                                   ---       ---       ---
Pension expense .................................  $ 1       $ 1       $ 2
                                                   ===       ===       ===

The following table sets forth the funded status of the plans and amounts as of December 31 recognized in the consolidated balance sheets (in millions):

                                                            1996      1995
---------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested benefit obligation .............................   $201      $205
                                                            ----      ----
Accumulated benefit obligation ..........................   $205      $208
                                                            ====      ====
Projected benefit obligation ............................   $235      $224
Plan assets at fair value ...............................    294       276
                                                            ----      ----
Plan assets in excess of projected benefit obligation ...     59        52
Unrecognized net gain ...................................    (46)      (40)
Unrecognized transition net asset .......................    (17)      (19)
Unrecognized prior service cost .........................      8         9
                                                            ----      ----
Prepaid pension cost ....................................   $  4      $  2
                                                            ====      ====

During 1995, the Company recognized pension plan curtailment gains of $2 million with the sale of the assets and operations of JPDS and the sale of JPF&C (see Note 2).

Certain assumptions used in determining the funded status of the plans were as follows:

                                                   1996     1995       1994
----------------------------------------------------------------------------
Discount rate ..................................     7%       7%      7.75%
Expected long-term rate of return on plan assets     8%       8%         8%
Rate of increase in compensation levels ........     5%       5%      5.75%

Benefits provided to retirees by annuity contracts issued by JP Life approximated $15 million in 1996, $11 million in 1995 and $11 million in 1994.

Other Postretirement Benefit Plans

The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. Substantially all of the Company's employees and qualifying agents may become eligible for these benefits if they reach retirement age or become disabled while employed by the Company and meet certain years-of-service requirements. Most of the postretirement health care and life insurance benefits are provided through JP Life. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service periods.

The components of nonpension postretirement benefits expense were as follows (in millions):

                                                   Year ended December 31
                                                  1996      1995      1994
----------------------------------------------------------------------------
Service cost, benefits earned during the year ....  $1        $1        $1
Interest cost on accumulated benefit obligation ..   2         2         2
Actual return on plan assets .....................  (1)       --        --
Net amortization and deferral ....................  (1)       (2)       (2)
                                                   ---       ---       ---
Nonpension postretirement benefits expense .......  $1        $1        $1
                                                   ===       ===       ===

The following table sets forth the funded status of the Company's postretirement health care and life insurance plans as of December 31 recognized in the consolidated balance sheets (in millions):

                                                             1996      1995
---------------------------------------------------------------------------
Plan assets at fair value ................................   $ 7      $  5
Accumulated postretirement benefit obligation:
  Retirees and surviving spouses .........................    23        20
  Fully eligible active ..................................     3         2
  Other active participants ..............................     6         6
                                                            ----      ----
                                                              32        28
                                                            ----      ----
Accumulated postretirement benefit obligation
  in excess of plan assets ...............................   (25)      (23)
Unrecognized prior service benefit .......................   (10)      (11)
Unrecognized net loss ....................................     4         1
                                                            ----      ----
Accrued postretirement benefit cost ......................  $(31)     $(33)
                                                            ====      ====

Curtailment gains totaling $1 million were recognized during 1995, substantially all of which resulted from the sale of the assets and operations of JPDS (see Note 2).

Certain assumptions used in determining the funded status of the plans were as follows:

                                                   1996      1995      1994
---------------------------------------------------------------------------
Discount rate ..................................   7.5%        7%        8%
Expected long-term rate of return on plan assets     9%        9%        9%

Benefits do not take into consideration compensation increases. The Company's postretirement health care plan limits annual benefit increases to a maximum rate of 4%. Because future health care cost trend rates of 4% have been assumed in determining the accumulated postretirement benefit obligation as of December 31, 1996, future health care cost increases exceeding 4% per year will have no effect on the Company's obligation.

Defined Contribution Plan

Effective January 1, 1995, the Company adopted defined contribution retirement plans covering most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $3 million and $2 million during 1996 and 1995, respectively.


Note 14.  Reinsurance

The Company attempts to reduce its exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. The Company reinsures the portion of an individual life insurance risk in excess of the Company's retention, which ranges from $300,000 to $1,000,000 for various individual life and annuity products. The Company also attempts to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. JP Life assumes portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.
     AH Life and FAHL reinsured 100% of the PPA, COLI and Affiliated business written prior to their acquisition with affiliates of Household on a coinsurance basis. Balances are settled monthly, and AH Life is compensated by the reinsurers for administrative services related to the reinsured business. On September 30, 1996, the Company recaptured a portion of the PPA reinsurance from affiliates of Household. This recapture was completed by Household's transferring approximately $463 million of assets and $489 million of reserves to the Company. The Company also established a $29 million deferred tax asset on this recapture, and issued $3 million of mandatorily redeemable preferred stock of one of the Company's life insurance subsidiaries to Household (see Note 8). The amount due from reinsurers as reported in the consolidated balance sheet includes $1.213 billion and $1.404 billion due from the Household affiliates under these reinsurance agreements at December 31, 1996 and 1995, respectively.
     Assets related to the reinsured PPA and COLI business have been placed in irrevocable trusts formed to hold the assets for the benefit of AH Life and FAHL and are subject to investment guidelines which identify (1) the types and quality standards of securities in which new investments are permitted, (2) prohibited new investments, (3) individual credit exposure limits and (4) portfolio characteristics. Household has unconditionally and irrevocably guaranteed, as primary obligor, full payment and performance by its affiliated reinsurers. AH Life has the right to terminate the PPA and COLI reinsurance agreements by recapture of the related assets and liabilities if Household does not take a required action under the guarantee agreements within 90 days of a triggering event. AH Life has the option to terminate the PPA and COLI reinsurance agreements on the seventh anniversary of the acquisition, by recapturing the related assets and liabilities at an agreed-upon price or their then current fair values as independently determined.

     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer that is party to a contract with a subsidiary to discharge its reinsurance obligations could result in a loss to the affected subsidiary. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 1996.

The effects of reinsurance on total premiums and other considerations and total benefits are as follows (in millions):

                                                     Year ended December 31
                                                     1996      1995      1994
------------------------------------------------------------------------------
Premiums and other considerations, before effect
 of reinsurance ceded ..........................    $1,314      $872      $670
Less premiums and other considerations ceded ...       320        62        15
                                                    ------      ----      ----
Net premiums and other considerations ..........    $  994      $810      $655
                                                    ======      ====      ====
Benefits, before reinsurance recoveries ........    $2,696      $901      $642
Less reinsurance recoveries ....................     1,485        59        14
                                                    ------      ----      ----
Net benefits ...................................    $1,211      $842      $628
                                                    ======      ====      ====


Note 15.  Segment Information

The Company's operations are conducted principally through the following business segments:

     Life insurance -- Life insurance operations include the writing of individual and group life insurance, accident and health insurance, disability insurance and annuity products.

     Communications -- Communications operations consist principally of radio and television broadcasting and sports program production.

Amounts related to all operations which do not constitute reportable business segments have been combined with realized investment gains and consolidating adjustments in the lines described as "Corporate and other". Corporate operations consist of certain management and treasury activities and include income, gains and expenses that have not been allocated to reportable business segments. Amounts related to the discontinued other insurance segment are not included in segment information pertaining to results of operations. Depreciation and amortization includes amortization of cost in excess of net assets acquired and amortization of other intangible assets related to communications operations, but does not include depreciation of real estate investments, amortization of deferred policy acquisition costs or amortization of value of business acquired.

Certain information about reportable business segments follows (in millions):

                                                     Year ended December 31
                                                      1996      1995      1994
------------------------------------------------------------------------------
Revenue
Life Insurance ................................    $ 1,897   $ 1,345    $1,026
Communications ................................        187       166       173
Corporate and other ...........................         41        57        70
                                                   -------   -------    ------
Consolidated ..................................    $ 2,125   $ 1,568    $1,269
                                                   =======   =======    ======

Income from continuing operations before income taxes
Life Insurance ................................    $   373   $   294    $  250
Communications ................................         45        39        36
Corporate and other ...........................         25        48        62
                                                   -------   -------    ------
Consolidated ..................................    $   443   $   381    $  348
                                                   =======   =======    ======

Identifiable assets at December 31
Life Insurance ................................    $16,827   $15,912    $5,654
Communications ................................        212       142       149
Discontinued operations .......................         --        --       146
Corporate and other ...........................        523       424       191
                                                   -------   -------    ------
Consolidated ..................................    $17,562   $16,478    $6,140
                                                   =======   =======    ======

Depreciation and amortization
Life Insurance ................................    $    10   $     6    $    5
Communications ................................          9         9        10
Corporate and other ...........................          1         1        --
                                                   -------   -------    ------
Consolidated ..................................    $    20   $    16    $   15
                                                   =======   =======    ======

Additions to property and equipment totaled $20 million in 1996, $30 million in 1995 (including amounts resulting from the AH Life acquisition) and $17 million in 1994. Included in the preceding amounts are additions related to the communications industry segment totaling $12 million, $7 million and $14 million in 1996, 1995 and 1994, respectively. Other additions to property and equipment related primarily to the life insurance segment. During 1995, equity securities carried at $327 million were transferred from the life insurance segment to the corporate segment.


Note 16.  Disclosures About Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31 are summarized as follows (in millions):

                                                           1996                     1995
                                                    ------------------       ------------------
                                                    Carrying     Fair        Carrying     Fair
                                                      Value      Value         Value      Value
-----------------------------------------------------------------------------------------------
Financial Assets
Debt securities available for sale ................   $6,673    $6,673         $6,458    $6,458
Debt securities held to maturity ..................    3,877     3,903          3,527     3,649
Equity securities available for sale ..............      906       906            816       816
Equity securities trading portfolio ...............       23        23             46        46
Mortgage loans ....................................    1,323     1,353          1,049     1,133
Policy loans ......................................    1,212     1,204          1,152     1,154

Financial Liabilities
Annuity contract liabilities in accumulation phase     4,836     4,639          4,815     4,596
Commercial paper and revolving credit borrowings ..      222       222            230       230
ACES and other debt ...............................      148       165            137       138
Securities sold under repurchase agreements .......      244       244            196       196
Mandatorily redeemable preferred stock ............       53        53             50        50

The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term maturity or availability. Assets and liabilities related to the Company's separate accounts are reported at fair value in the accompanying consolidated balance sheets.
     The fair values of debt and equity securities have been determined from nationally quoted market prices and by using values supplied by independent pricing services and discounted cash flow techniques. These fair values are disclosed together with carrying amounts in Note 3.
     The fair value of the mortgage loan portfolio has been estimated by discounting expected future cash flows using the interest rate currently offered for similar loans.
     The fair value of policy loans outstanding for traditional life products has been estimated using a current risk-free interest rate applied to expected future loan repayments projected based on historical repayment patterns. The fair values of policy loans on universal life-type and annuity products approximate carrying values due to the variable interest rates charged on those loans.
     Annuity contracts issued by the Company do not generally have defined maturities. Therefore, fair values of the Company's liabilities under annuity contracts, the carrying amounts of which are included with policyholder contract deposits in the accompanying consolidated balance sheets, are estimated to equal the cash surrender values of the underlying contracts.
     The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature and interest rates approximating those currently available. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amounts, which amounts include accrued interest. The fair value of the ACES is based on its nationally quoted market price.
     The fair value of the Company's mandatorily redeemable preferred stock approximates its stated amount because its dividend rate is adjustable.
     Interest rate swaps that hedge direct investments classified as available for sale are recorded at fair value (1996 -- loss of $1 million; 1995 -- no hedges) and are included in the carrying value of debt securities available for sale. The fair value of interest rate swaps that hedge direct investments classified as held to maturity, that hedge anticipated transactions and that hedge annuity contract deposits (1996 -- $0; 1995 -- loss of $2 million) have not been recorded on the balance sheet.


Note 17.  Commitments and Contingent Liabilities

The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheets, approximates $222 million as of December 31, 1996.
     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

     JPCC has commitments for purchases of syndicated television programming, future sports programming rights, and guaranteed revenues of approximately $101 million as of December 31, 1996. These commitments are not reflected as an asset or liability in the accompanying 1996 consolidated balance sheet because these programs are not currently available for use.
     JP Life is a defendant in a proposed class action suit alleging deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position
     In the normal course of business, the Company and its subsidiaries are parties to various lawsuits. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.


Note 18.  Subsequent Events

Radio Station Acquisition

On January 9, 1997, JPCC purchased the assets and operations of a radio station in Denver for $15 million, bringing the number of Denver radio stations owned to four.

Sale of Capital Securities

On January 21, 1997 and March 11, 1997, Jefferson-Pilot Capital Trust A and Jefferson-Pilot Capital Trust B (Trusts) sold $200 million of 8.14% Capital Securities, Series A and $100 million of 8.285% Capital Securities, Series B (Capital Securities), respectively, in offerings pursuant to SEC Rule 144A. The Company purchased all of the Common Securities of the Trusts, which are Delaware Business Trusts that are treated as subsidiaries. Proceeds were used by the Trusts to purchase from the Company its unsecured Junior Subordinated Deferrable Interest Debentures 8.14% Series A and 8.285% Series B (Debentures) which mature, respectively, on January 15, 2046 and March 1, 2046. The Capital Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures are callable after 10 years with a declining premium, or earlier with a make whole payment upon the occurrence of an adverse tax event or investment company event. The Company also has the right to distribute the Debentures to holders of Capital Securities in liquidation of the Trusts. Semi-annual distributions on the Capital Securities will be recorded as preferred stock dividends.

Agreement to Acquire Chubb Life Insurance Company of America

On February 23, 1997, the Company entered into an agreement with The Chubb Corporation (Chubb) to acquire all outstanding shares of Chubb Life Insurance Company of America (Chubb Life) for $875 million. Chubb Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company. Closing is expected to occur as soon as regulatory approvals are obtained, in the second quarter of 1997.
     A dividend of up to $100 million may be paid by Chubb Life to Chubb prior to closing. A portion or all of the funds would be provided through dividends from Chubb Life's insurance subsidiaries. Any such dividend from Chubb Life, if all necessary approvals are obtained from state insurance regulators for such dividends, would reduce the purchase price by the amount of such dividend.
     The Company expects to finance the purchase primarily through internally available resources including liquidation of invested assets, which may include a securities issuance similar to the Company's outstanding ACES, and available proceeds from the two recent issues of Capital Securities. The balance will be funded from borrowings. In excess of $200 million of the after tax proceeds is expected to come from the sale of securities which are currently held by JP Life, which is applying for approval from the North Carolina Department of Insurance to pay an extraordinary dividend to the Company.

Exhibit 21

                                                  As of 12/31/96
Jefferson-Pilot Corporation (North Carolina corp.)

     Alexander Hamilton Life Insurance Company of America (Michigan corp.)
        AH (Michigan) Life Insurance Company (Michigan corp.)
        Alexander Hamilton Capital Management, Inc. ( Michigan corp.) Alexander Hamilton Variable Insurance Trust (Massachusetts business trust)
        First Alexander Hamilton Life Insurance Company (New York corp.)

     ETRE Capital Corp. (Delaware corp.)
     GARCO Capital Corp. (Delaware corp.)
     HARCO Capital Corp. (Delaware corp.)  (See note 2)
     Omega Jefferson Pilot Seguros de Vida S.A. (Argentina corp.)

     JP Investment Management Company (North Carolina corp.)
     Jefferson-Pilot Communications Company (North Carolina corp.) Jefferson-Pilot Communications Company of California (North Carolina corp. San Diego Broadcasting Corporation (California corp.)
       Jefferson-Pilot Communications Company of Virginia (Virginia corp.) WCSC, Inc. (South Carolina corp.)
       Tall Tower, Inc. (South Carolina corp.)

     Jefferson-Pilot Health Care Delivery Systems, Inc. (North Carolina corp Community Choice of North Carolina, Inc. (North Carolina
     Medselect, Inc. (North Carolina corp.)
     Jefferson-Pilot Investments, Inc. (North Carolina corp.)
     Jefferson-Pilot Investor Services, Inc. (North Carolina corp.) Jefferson-Pilot Investor Services of Nevada, Inc. (Nevada corp.) Jefferson-Pilot Life Insurance Company (North Carolina corp.)
       Jefferson Standard Life Insurance Company (North Carolina corp.) Jefferson-Pilot Property Insurance Company (North Carolina co

Notes: (1) Each indentation reflects another tier of ownership. All entities more than 50% owned are listed.
     (2) The immediate parent owns 100% of the voting securities of each entity except that HARCO owns 70% of Omega.

EXHIBIT 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Jefferson-Pilot Corporation of our report dated March 14, 1997, included in the 1996 Annual Report to Shareholders of Jefferson-Pilot Corporation.

Our audit also included the financial statement schedules of Jefferson-Pilot Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference of our report dated
March 14, 1997 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Jefferson-Pilot Corporation in the following Registration Statements:

     Form S-8, No.s 2-36778, 2-56410, and 33-30530, pertaining to the Long
       Term Stock Incentive Plan and predecessor stock plans, and outstanding effective registration statements on Form S-16 included in such S-8 filings;
     Form S-8, No. 33-56369, pertaining to the JP Teamshare Plan;
     Form S-8, No. 33-64137, pertaining to the 1995 Non-Employee Directors'
       Stock Option Plan;
     Form S-3, No. 33-63521, pertaining to the debt securities and warrants to purchase securities.

                                                      Ernst & Young LLP

Greensboro, North Carolina
March 27, 1997

EXHIBIT 23

                          ACCOUNTANT'S CONSENT

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K of Jefferson-Pilot Corporation for the year ended December 31, 1995, into the Company's previously filed Registration Statement File Nos. 2-36778, 2-56410, 33-30530, 33-56369, 33-641



                                   Arthur Andersen LLP

Detroit, Michigan
March 27, 1997

EXHIBIT 23

                              ACCOUNTANT'S CONSENT

As independent public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-K of Jefferson-Pilot Corporation for the year ended December 31, 1995, into the Company's previously filed Registration Statement File Nos. 2-36778, 2-56410, 33-30530, 33-56369,
33-64137, and 33-63521.


                                                  McGLADREY & PULLEN LLP

Greensboro, North Carolina
March 27, 1997

EXHIBIT 24 - Form of Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and / or director of Jefferson-Pilot Corporation, a North Carolina holding company, does hereby constitute and appoint Robert A. Reed, John D. Hopkins and
J. Gregory Poole, and each of them, with full power of substitution to appoint any other Senior Officer, Vice President, Secretary or Assistant Secretary of the Corporation, as his true and lawful attorney and agent, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or advisable to enable the said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities Exchange Commission in respect thereof, in connection with the filing of the Annual Report for the year 1996 on Form 10-K, including specifically, but without limiting the generality of the foregoing, the power and authority to sign for and on behalf of the undersigned the name of the undersigned as officer and / or director of the said Corporation to the Form 10-K or to any amendment thereto filed with the Securities and Exchange Commission and to any instrument or document filed as part of, as an exhibit to or in connection with, said Form 10-K or amendment; and the undersigned does hereby ratify and confirm as his own act and deed all that said attorney and agent (or the subsititute) shall do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents this ____ day of March, 1997.


                                 ------------------------
                                 Name: