Form 10-Q
period 1997-03-31
JEFFERSON PILOT CORP
filed 1997-05-15
CIK 53347

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 1997      Commission file number 1-5955



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


Number of shares of common stock outstanding at March 31, 1997    70,771,876

                             JEFFERSON-PILOT CORPORATION


                                       INDEX



                                                                - Page No. -

Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - March 31, 1997 and December 31, 1996                  3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months ended March 31, 1997 and 1996            4


             Consolidated Unaudited Condensed Statements of Cash
             Flows
             - Three Months ended March 31, 1997 and 1996            5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                              6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations           8


Part II.   Other Information                                        21


Signatures                                                          21

                         PART I.   FINANCIAL INFORMATION
                           JEFFERSON-PILOT CORPORATION
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                (In Millions)

                                                       March 31    December 31
                                                         1997          1996
     Assets                                            --------     ---------
Cash and investments:
  Debt securities available for sale, at fair value    $ 6,508      $ 6,673
    (amortized cost $6,595 and $6,607)
  Debt securities held to maturity, at amortized cost    3,868        3,877
    (fair value $3,838 and $3,903)
  Equity securities available for sale, at fair value      823          906
    (cost $111 and $196)
  Equity securities trading portfolio, at fair value         5           23
    (cost $6 and $23)
  Mortgage loans on real estate                          1,347        1,323
  Cash and all other investments                         1,745        1,446
                                                        ------       ------
     Total cash and investments                         14,296       14,248
Accrued investment income                                  165          166
Due from reinsurers                                      1,296        1,260
Deferred policy acquisition costs and value
  of business acquired                                     975          934
Cost in excess of net assets acquired                       85           86
Assets held in separate accounts                           512          492
Accounts receivable, agents' balances, and other assets    409          376
                                                       -------      -------
                                                       $17,738      $17,562
                                                       =======      =======

    Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities                                     $13,742      $13,619
Debt                                                       169          370
Securities sold under repurchase agreements                236          244
Liabilities related to separate accounts                   512          492
Tax liabilities                                            172          173
Accounts payable, accruals and other liabilities           263          314
                                                       -------      -------
                                                        15,094       15,212
Guaranteed preferred beneficial interest in
  subordinated debentures ("Capital Securities")           300           -
Mandatorily redeemable preferred stock                      53           53

Stockholders' Equity:
Common stock                                                89           88
Retained earnings                                        1,788        1,708
Net unrealized gains on securities                         414          501
                                                       -------      -------
                                                       $17,738      $17,562
                                                       =======      =======

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                      (In Millions Except Share Information)


                                                            Three Months Ended
                                                                 March 31
                                                            1997        1996
                                                            ----        ----
Revenue:
Premiums and other considerations                           $240        $260
Net investment income                                        238         213
Realized investment gains                                     61          12
Communications operations                                     51          46
Other                                                          1           3
                                                            ----        ----
  Total Revenue                                              591         534
                                                            ----        ----

Benefits and Expenses:
Insurance and annuity benefits                               296         314
Insurance commissions                                         41          39

General, administrative and other expenses                    50          46
Communications operations                                     34          29
                                                            ----        ----
  Total benefits and expenses                                421         428
                                                            ----        ----

Income from operations before income taxes                   170         106
Provision for income taxes                                    57          35
                                                             ---         ---
Net income                                                   113          71
Dividends on Capital Securities                                3           -
Dividends on mandatorily redeemable preferred stock            1           1
                                                            ----        ----
Net income available to common stockholders                 $109        $ 70
                                                            ====        ====


Average number of shares outstanding                 70,745,700    71,226,949


Income Per Share of Common Stock:
Income available to common stockholders
  before gain from sales of investments                    $ .98       $ .87
Gain from sales of investments, net of income taxes          .56         .11
                                                           -----       -----
Net income available to common stockholders                $1.54       $ .98
                                                           =====       =====
Dividends declared per common share                        $ .40       $ .36
                                                           =====       =====
See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON PILOT CORPORATION
                       CONSOLIDATED UNAUDITED CONDENSED
                           STATEMENTS OF CASH FLOWS
                                (In Millions)


                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                           ----          ----

Net cash provided by operations                            $ 73          $154

Cash Flows from Investing Activities:
Investments sold (purchased), net                           117          (267)
Other investing activities                                    1             2
                                                           -----         -----
Net cash provided (used) by investing activities            118          (265)
                                                           -----         -----

Cash Flows from Financing Activities:
Issuance of Capital Securities                              300             -
Net short-term borrowings (repayments)                     (228)           20
Cash dividends paid                                         (25)          (23)
Issuance of common shares, net                                1             1
Policyholder contract deposits, net                          58            52
                                                           -----         -----
Net cash provided by financing activities                   106            50
                                                           -----         -----

Increase (decrease) in cash and cash equivalents            297           (61)
Cash and cash equivalents at beginning of period            108           122
                                                           -----         -----
Cash and cash equivalents at end of period                 $405          $ 61
                                                           =====         =====

Supplemental Cash Flow Information:
Income taxes paid                                          $  1          $ 19
                                                           ====          ====


Interest paid on borrowed money                            $  7          $  9
                                                           ====          ====

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION

           NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March
31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisition of Chubb Life Insurance Company of America

On May 13, 1997, the Company acquired all the outstanding shares of Chubb Life Insurance Company of America (Chubb Life) from The Chubb Corporation (Chubb). Chubb Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company.
Another of Chubb Life's subsidiaries, Chubb Securities Corporation, is a full service NASD registered broker-dealer.

The purchase price was $875, which was paid by a $100 dividend to Chubb from Chubb Life and $775 cash from Jefferson-Pilot Corporation. The $775 was financed through various securities offerings, from internally available resources including sales of investment securities and from issuance of commercial paper.

3. Issuance of Capital Securities

In January and March 1997, the Company privately placed $200 of 8.14% Capital Securities A and $100 of 8.285% Capital Securities Series B. Net proceeds were invested in the interim before closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program

4. Contingent Liabilities

Jefferson-Pilot Life Insurance Company is a defendant in a proposed class action suit alleging deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified
                                      6
compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position.

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, but could have a material adverse effect on the results of operations for a specified period.

5. Accounting Pronouncement

In February 1997 the FASB issued SFAS 128 "Earnings per Share" which is effective for financial statement periods ending after December 15, 1997.
SFAS 128 simplifies and increases comparability of earnings per share calculations. The Company will adopt the new pronouncement in the fourth quarter of 1997, at which time earnings per share calculations for all periods presented will be restated to conform to SFAS 128. Management does not expect the pronouncement to have a significant impact on reported per share amounts.

                          JEFFERSON-PILOT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of March 31, 1997, changes in financial condition for the three months then ended, and results of operations for the three months ended March 31, 1997 as compared to March 31, 1996. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1996, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except for per share amounts.

Company Profile

The Company (also referred to as JP) has two business segments: insurance and communications. Within the Insurance segment, JP offers Individual
Life Insurance Products, Annuity and Investment Products, and Group
Insurance Products through three principal subsidiaries, Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), and First Alexander Hamilton Life (FAHL). Within the Communications business segment, JP operates television and radio broadcasting stations and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications
Company (JPCC).

Acquisition Summary

On May 13, 1997, the Company acquired all the outstanding shares of Chubb Life Insurance Company of America (Chubb Life) from The Chubb Corporation (Chubb). Chubb Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company.
Another of Chubb Life's subsidiaries, Chubb Securities Corporation, is a full service NASD registered broker-dealer.

The purchase price was $875, which was paid by a $100 dividend to Chubb from Chubb Life and $775 cash from JP. The $775 was financed through liquidation of invested assets, the issuance of $75 of 6.95% Mandatorily Exchangeable Debt Securities ("MEDS"), net proceeds of $297 from the issuance of 8.14% Capital Securities, Series A and 8.285% Capital Securities,
Series B ("Capital Securities"), and the issuance of commercial paper.
In addition, JP Life paid an extraordinary dividend in excess of $200 to JP using proceeds from the sale of securities held by JP Life. See "Capital Resources" for further discussion of these issuances.

JP and Chubb have committed to negotiate in good faith to develop and enter into a mutually beneficial marketing arrangement that would make available to all JP affiliates the property and casualty agency distribution and the bank distribution channels of Chubb. These channels have historically generated approximately 20% of Chubb Life's total production, with the remainder generated principally by independent agents.

The announcement of the agreement to acquire Chubb Life was made on Form 8-K filed with the SEC on February 23, 1997. The closing of the purchase, completed on May 13, 1997, will be reported, together with audited financial statements of the acquired business, on Form 8-K within 15 days of the closing. The Company will file an amendment to the 8-K within 60 days which will include pro forma financial statements of the combined companies.

JP has announced that a major base of operation for Chubb Life will be retained in Concord, New Hampshire.

In January 1997, JPCC acquired the assets of KQKS-FM in Denver for $15 in cash.

RESULTS OF OPERATIONS

The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.
                                                      Three Months Ended
                                                           March 31
                                                     1997            1996
Consolidated Summary of Income                       ----            ----

Operating income                                     $ 69            $ 62
Realized investment gains, net                         40               8
Net income available to                              ----            ----
  common stockholders                                $109            $ 70
                                                     ====            ====

Consolidated Earnings Per Share
Operating income                                   $ 0.98          $ 0.87
Realized investment gains, net                       0.56            0.11
Net income available to                            ------          ------
  common stockholders                              $ 1.54          $  .98
                                                   ======          ======

Net Realized Investment Gains
Common stocks                                         $66             $10
Bonds and preferred stocks                             (5)              1
Other                                                   -               1
                                                      ---             ---
Total investment gains                                 61              12
Less applicable taxes                                  21               4
                                                      ---             ---
Net realized investment gains                         $40             $ 8
                                                      ===             ===

Net income available to common stockholders increased 55.7% over the prior year's first quarter. Operating income, after dividends on preferred stock and capital securities, increased 11.3% to $69 over 1996's first three months. Favorable mortality in Individual Products and improved spreads in Annuity and Investment Products drove the increased profitability in the insurance segment. Group Product results were less than in the prior year primarily due to lower earnings from conventional and alternatively funded accident and health insurance products. JP Communications results declined from the first quarter of 1996. The prior year results were positively impacted by a federal tax refund and related interest of $2.5. Net realized gains increased substantially over the prior year as a result of selling investments to finance the Chubb Life acquisition.

Net income available to common stockholders reflects $3 of dividends paid on the Capital Securities, Series A and B that were issued during the first quarter of 1997. In addition, dividends of $1 were paid in 1997 and 1996 on the preferred stock issued in conjunction with the acquisition of AH Life and the formation of AH (Michigan).

Earnings per share increased 57.1% over the same period in 1996 due to the increased profitability and realized gains noted above and the reacquisition of shares in 1996. Average shares outstanding during the first quarter of 1997 and 1996 were 70.7 and 71.2, respectively. On an operating income basis, earnings per share increased 12.6% over 1996 due primarily to improved operating results in the Insurance segment.

The increase in net investment income of 11.7% over the first quarter of 1996 was achieved principally through the growth in invested assets arising from policyholder contract deposits related to universal life and annuity products.

Income tax provisions increased by 62.9% compared to the same period in 1996 in correlation with the improvement in overall results. Effective tax rates increased slightly to 33.5% versus 33.0% in the first quarter of 1996.

A more detailed discussion of operating results by segment and product follows.

Operating Earnings by Business Segment

Operating income of the business segments includes investment income but excludes net realized investment gains. Operating expenses of the parent company, earnings on investments, consolidation entries, net realized investment gains, interest expense and dividends on preferred stock and Capital Securities are included in the "Other" category. Currently, all corporate capital is allocated to the business segments.

The following table illustrates JP's results by segment and product class.

                                                          Three Months Ended
                                                               March 31
                                                         1997            1996
Consolidated Summary of Income                           ----            ----
by Segment and Classes of Products
Insurance segment:
   Individual Products                                   $ 42            $ 37
   Annuity and Investment Products                         19              14
   Group Products                                           6               7
                                                         ----            ----
                                                           67              58
Communications segment                                     7               9
Other                                                      (1)             (4)
                                                         ----            ----
Operating Income                                           73              63
Net realized investment gains, net                         40               8
                                                         ----            ----
Net income                                                113              71
Dividends on Capital Securities                            (3)              -
Dividends on preferred stock                               (1)             (1)
                                                         ----            ----
Net income available to common stockholders              $109            $ 70
                                                         ====            ====

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions.
Operating results were:
                                                          Three Months Ended
                                                                March 31
                                                         1997            1996
                                                         ----            ----

Premiums, considerations, and other income               $117            $119
Net investment income                                     120             111
                                                         ----            ----
Total revenues                                            237             230

Policy benefits                                           126             129
Expenses                                                   47              45
                                                         ----            ----
Total benefits and expenses                               173             174
                                                         ----            ----
Operating income before income taxes                       64              56
Provision for income taxes                                 22              19
                                                         ----            ----

Operating income                                         $ 42            $ 37
                                                         ====            ====

Individual Products operating income increased $5 or 13.5% over the first quarter of 1996. As a percentage of total revenues, operating income was 17.7% in 1997 versus 16.1% in 1996.

New first-year life insurance premiums and receipts for policyholder accounts dropped 38.4% compared to an increase of 64.6% in 1996.
Receipts in 1996 were positively impacted by $25 of premiums from a bank owned life insurance case. Renewal and single premiums increased 15.8%. Net investment income in this line increased $9 or 8.1% consistent with the increase in policyholder fund balances. Average policyholder fund balances of $4,164 for the first quarter of 1997 represent a 9.1% increase over the $3,815 average fund balance in the first quarter of 1996.

Individual accident and health premiums declined 40.9% or $3 consistent with expectations for this closed block of business. Benefits related to this block of business also declined $1 or 33.2% in correlation with the drop in premiums.

Policy benefits decreased $3 or 2.3% from the prior year primarily due to favorable mortality experience (decline of 13.2%) in the career and regional marketing network distribution channels, and in the acquired blocks.
Increase in reserves declined $4 million as premium revenues declined. Increases in fund balances resulted in interest credited to policyholder funds increasing $5 or 9.4%.

Expenses increased 4.4% or $2 due to unlocking of favorable mortality experience on acquired blocks. General and administrative expenses declined $2 or 10.4% in comparison to 1996. Expenses in 1996 were negatively impacted by integration costs related to the AH Life acquisition.

Annuity and Investment Products

Annuity and Investment Products are offered through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Operating results were:

                                                          Three Months Ended
                                                               March 31
                                                         1997            1996
                                                         ----            ----

Premiums, considerations, and other income               $ 10            $ 23
Net investment income                                     105              92
                                                         ----            ----
Total revenues                                            115             115

Policy benefits                                            75              85
Expenses                                                   11               9
                                                         ----            ----
Total benefits and expenses                                86              94
                                                         ----            ----
Operating income before income taxes                       29              21
Provision for income taxes                                 10               7
                                                         ----            ----
Operating income                                         $ 19            $ 14
                                                         ====            ====

Operating income increased 35.7% or $5 from the first quarter of 1996. In general, this improvement was due to an increase in assets under management and a widening in interest rate spreads. Average assets under management (net of reinsurance) increased 13.2% to $5,460 from the first quarter of 1996 as a result of planned internal growth and the fourth quarter 1996 recapture of a block of periodic payment annuities from affiliates of Household International, Inc. (Household). The average gross spread on general accounts improved 21 basis points from 195 basis points in the first quarter of 1996 to 216 basis points for the same period in 1997.

Premiums, considerations, and other income decreased $13 or 56.5% from the first quarter of 1996 as a result of increased competition for single premium immediate annuity business. Net investment income increased
$13 or 14.1% as assets under management increased. Also, the average investment yield increased 6 basis points to 7.48% for the first quarter of 1997 as compared to 7.42% for the first quarter of 1996.

Policy benefits declined $10 or 11.8% as the change in policy reserves declined consistent with the decrease in premiums for single premium immediate annuities. This decrease was partially offset by an increase in credited interest corresponding to higher levels of policyholder fund balances. Total expenses increased $2 or 22.2%, in part, due to an increase in commissions related to an increase in investment product sales by the affiliated broker/dealer. Both general and administrative expenses and amortization of deferred policy acquisition costs increased in the first quarter of 1997 versus the first quarter of 1996, resulting from the growth in annuity business inforce.

Assets under management (net of reinsurance) increased 0.5% to $5,473 during the first quarter of 1997 compared to an increase of 0.7% for the first quarter of 1996. Fixed annuity receipts were $135 compared to $123 for the same period in 1996. Fixed annuity benefits and surrenders as a percentage of beginning fund balances were 3.4% in the first quarter of 1997 compared to 3.5% for the prior year first quarter.

Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental and retirement plans. Operating results were:
                                                         Three Months Ended
                                                              March 31
                                                        1997            1996
                                                        ----            ----

Premiums, considerations, and other income              $115            $121
Net investment income                                     12              11
                                                        ----            ----
Total revenues                                           127             132

Policy benefits                                           95             100
Expenses                                                  23              22
                                                        ----            ----
Total benefits and expenses                              118             122
                                                        ----            ----
Operating income before income taxes                       9              10
Provision for income taxes                                 3               3
                                                        ----            ----
Operating income                                        $  6            $  7
                                                        ====            ====

Overall, Group operating income declined $1 or 14.3% in the first quarter of 1997 compared to 1996. As a percentage of total revenues, operating income was 4.7% for the quarter in comparison to 5.3% for the same period in 1996. For the quarter, policy benefits as a percentage of premiums, considerations and other income was unchanged between years at 82.6%.

Group Life and Annuity results improved 168.4% to $4 as a result of unexpected favorable mortality on term life for the quarter.

Health and disability results of $2 were 58.0% lower than the first quarter of 1996 due to lower earnings on both conventional and alternatively funded medical coverages. Conventional medical coverages continue to be impacted by increased utilization of health care services and medical inflation. Rate increases for this line of business have slowed a rising loss ratio. Worse than expected claims experience in the first quarter of 1997 had a negative impact on the profitability of alternatively funded medical coverages. Disability results improved during the quarter as claim termination experience improved resulting in lower claim reserve increases.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                                        Three Months Ended
                                                             March 31
                                                       1997            1996
                                                       ----            ----

Communications revenues                                $ 51            $ 43
Net investment income (interest expense)                 (1)              3
                                                       ----            ----
Total revenues                                           50              46

Operating costs                                          34              29
Depreciation and amortization                             3               2
General expenses                                          1               1
                                                       ----            ----
Total expenses                                           38              32
                                                       ----            ----
Operating income before income taxes                     12              14
Provision for income taxes                                5               5
                                                       ----            ----

Operating income                                       $  7            $  9
                                                       ====            ====

Operating income from the Communications segment declined $2 or 22.2% compared to the first quarter of 1996. Although all three operating divisions (Radio, Television and Sports) reported increases in revenues and broadcast cash flow, the first quarter of 1996 was positively impacted by a $2.5 income tax refund including related interest. Excluding the impact of this refund, operating earnings were up 2.6% over the prior year.

Radio revenues increased 27.8% from the first quarter of 1996, due to acquisitions of properties in late 1996 and early 1997 and a favorable advertising environment. On a same station basis, adjusting for the effect of the late 1996 acquisitions in San Diego and the early 1997 acquisition in Denver, Radio revenues are up almost 11.7% while broadcast cash flows are up 13.9%.

Due to continued strong audience levels and the favorable advertising environment, Television properties generated an 8.0% increase in revenues over the prior year. Operating expenses increased only 1.5% resulting in a 21.3% increase in broadcast cash flow.

Revenue from Sports operations increased 18.6% over the prior year's first quarter as a result of continued success in developing gymnastics and skating sporting events. Costs increased 29.6% primarily as a result of producing these additional events, resulting in a 2.9% increase in broadcast cash flow.

Total expenses increased 18.8% over the first quarter of 1996 primarily due to the acquisition of radio properties and the increase in the number of Sports events. For the quarter, expenses as a percent of revenues increased to 76.0% for 1997 compared to 69.6% for 1996. Depreciation and amortization costs increased $1 as a result of acquisitions.

Other

Operating results categorized as "Other" include parent company expenses and earnings on investments. Financing expenses related to acquisitions were $8 and $7 for the first quarter of 1997 and 1996. In total, operating income from the Other segment was $(1) and $(4) for the first quarter of 1997 and 1996, respectively.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES,
AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $176 or 1.0% during the first quarter. Primary sources of this asset growth include cash provided by operating activities, net financing activities and net inflows of policyholder contract deposits. These sources were offset by cash dividends paid to shareholders. Asset values also declined due to changes in market values of assets held in the "available for sale" category resulting from increases in interest rates.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies plus agency office expenses. Deferred acquisition costs were $696 at March 31, 1997 versus $669 at December 31, 1996, an increase of $27, or 4.0%. During the first three months of 1997, the balance increased by $39 for newly capitalized costs and by $11 for the effect of net unrealized investment gains and losses, and was decreased by amortization of $23.

Value of Business Acquired represents the actuarially-determined present value of future gross profits of the business acquired with AH Life. This asset was $279 at March 31, 1997 versus $265 at December 31, 1996, an increase of $14, or 5.3%. During the first three months of 1997, the balance was reduced by $9 for net amortization, offset by a $23 increase for the effect of net unrealized investment gains and losses.

Cost in excess of net assets acquired (goodwill) of $85 at March 31, 1997 and $86 at December 31, 1996 relates to acquisitions of AH Life and Communications properties. It is being amortized over a dollar-weighted average period of 25 years. Goodwill as a percentage of shareholders' equity was 3.7% at March 31, 1997 and December 31, 1996.

JP has reinsurance receivables of $1,229 and $1,185 at March 31, 1997 and December 31, 1996 respectively, and policy loans of $879 as of both periods, which relate to businesses of AH Life that are 100% coinsured to Household. Household has provided payment, performance, and capital maintenance guarantees with respect to the balances receivable.

Capital Resources

Consolidated stockholders' equity was $2,291 at March 31, 1997 and $2,297 at December 31, 1996. Stockholders' equity includes net unrealized gains on securities of $414 at March 31, 1997 and $501 at December 31, 1996.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, such as the Chubb Life acquisition, which would be expected to produce higher returns over time.

Long-term debt outstanding was $168 at March 31, 1997 and $148 at December 31, 1996, and consists of the Automatic Common Exchange
Securities (ACES). The increase in carrying value of the debt from year end was the result of an increase in the market value of NationsBank stock, to which values of the ACES are indexed. The increase in carrying value of the debt, net of deferred income taxes, was charged against net unrealized gains in stockholder's equity. Short-term debt outstanding was $1 at March 31, 1997 and $222 at December 31, 1996. In January and March 1997, the Company privately placed $200 of 8.14% Capital Securities A and $100 of 8.285% Capital Securities Series B. Net proceeds were invested in the interim before closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program. After closing of the Chubb Life acquisition, short-term debt outstanding was $317.

In April 1997, the Company privately placed unsecured 6.95% Mandatorily Exchangeable Debt Securities (MEDS) Due January 10, 2002 having a principal amount of $55.55 per security. Total proceeds were $75. Annual interest of 6.95% is payable quarterly. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank
Corporation (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value. Subject to adjustments to reflect dilution, the exchange rate is equal to (1)
0.8264 shares if the stock price is at least $67.22, (2) a fractional share of the stock having a value equal to $55.55 if the price is more than $55.55 but less than $67.22 or (3) one share if the price is not more than $55.55.

While the Company has made no commitments for additional financing, additional long-term debt securities may be issued to finance acquisitions or for other corporate purposes.

JP has sold U. S. Treasury obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy.

JP's capital adequacy is illustrated by the following table:

                                               March 31        December 31
                                                 1997             1996
                                                 ----             ----

Total assets                                   $17,738           $17,562
Total stockholders' equity                       2,291             2,297
Ratio of stockholders' equity to assets          12.9%             13.1%

The Company's ratio of capital to assets declined during the first quarter of 1997 primarily due to decreases in fair values of securities available for sale. It is expected that the ratio will decline further with the Chubb Life acquisition.

The Insurance segment is subject to regulatory constraints. The National Association of Insurance Commissioners has adopted risk-based capital
(RBC) levels for life insurers, requiring minimum levels of statutory capital based on formulas related to investment risks and business risk. The Company's insurance subsidiaries, including the Chubb Life companies, currently have statutory RBC levels well above required levels.

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

JP Life and AH Life have been assigned the following ratings by the following agencies:
                                    JP Life      AH Life
                                    -------      -------
A.M. Best                            A++          A++
Standard & Poor's                    AAA          AAA
Duff and Phelps                      AAA          AAA
Moody's                              Aa2          Aa3

Following the announced acquisition of Chubb Life, A.M. Best, Standard and Poor's, Moody's, and Duff and Phelps all reaffirmed their ratings for both JP Life and AH Life.


Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements.

Consolidated cash provided by operations for the first quarter was $73 and $154 for 1997 and 1996 respectively. Cash flows provided from increases in policyholder contract deposits were $58 and $52 in 1997 and 1996. Net borrowings/(repayments) from short-term borrowing and securities sold under repurchase agreements were $(228) (reflecting the payoff of short term debt in connection with the issuance of the Capital Securities A and B) and $20 in 1997 and 1996. In the first quarter of 1997 and 1996, net funds were received/(used) from investing activities for $118 and $(265); for the payment of dividends of $(25) and $(23); and from the issuance of Capital Securities A and B in the amount of $297.

Primary sources of cash from the Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, income taxes and investment purchases.

Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

 In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first quarter were $48 in 1997 and $34 in 1996. JP Life has been the primary source of dividends.

Cash and short-term investments were $405 and $61 at March 31, 1997 and 1996. Additionally, debt and equity securities held by the parent company and non-regulated subsidiaries were $497 and $435 at March 31, 1997 and 1996 respectively. These securities, less the value of shares of NationsBank which are covered by the outstanding ACES and the subsequent MEDS issue in April 1997, are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at March 31, 1997 were $7,336.

Investments

JP's strategy for managing the insurance investment portfolio is to dependably meet pricing assumptions while achieving the highest possible after-tax returns over the long term. Cash flows are invested primarily in fixed income securities. The nature and quality of the various types of investments held by insurance subsidiaries must comply with state regulatory requirements. The Company has a formal investment policy that governs overall quality and diversification.

JP held the following carrying amounts of investments:

                                               March 31        December 31
                                                 1997              1996
                                                 ----              ----

Publicly-issued bonds                      $ 8,024    56%    $ 8,249    58%
Privately-placed bonds                       2,314    16       2,249    16
Commercial mortgage loans                    1,347     9       1,323     9
Common stock                                   811     6         906     6
Policy loans                                 1,211     8       1,212     8
Preferred stock                                 55     1          75     1
Real estate                                     75     1          75     1
Cash and other invested assets                 459     3         159     1
                                           -------   ----    -------   ----
Total                                      $14,296   100%    $14,248   100%

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to result in increasing percentages of private placements and commercial mortgage loans.

Carrying amounts of investments categorized as "higher risk" assets were:

                                         March 31             December 31
                                           1997                   1996
                                           ----                   ----

Bonds near or in default             $    13    0.1%        $    12    0.1%
Bonds below investment grade             474    3.3             432    3.0
Mortgage loans 60 days
 delinquent or in foreclosure             10    0.1               9    0.1
Mortgage loans restructured               14    0.1              14    0.1
Foreclosed properties                      2      -               3      -
                                     -------  -----         -------  -----
Sub-total, higher risk assets            513    3.6             470    3.3
All other investments                 13,783   96.4          13,778   96.7
                                     -------  -----         -------  -----
Total cash and investments           $14,296  100.0%        $14,248  100.0%
                                     =======  =====         =======  =====

The level of below investment grade bonds is specifically authorized by the Finance Committee. JP attempts to identify well structured private placements offering enhanced yields and public non-investment grade bonds in the highest tier of ratings just below investment grade.

The investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company uses interest rate swaps to protect against interest rate fluctuations, to protect against yield curve changes between identifying and closing mortgage loan and private placement investments, and to modify the interest characteristics of certain blocks of annuity contracts. As in all investments, the Company is exposed to credit risks when entering into swap agreements. The Company limits credit risk by entering into agreements with multiple counterparties having high credit ratings. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $232 and $254 were open as of March 31, 1997 and December 31, 1996 respectively.
Termination of these arrangements under current interest rates would result in potential exposure of $5. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

JP sells call options on selected common stock holdings to reduce the market risk of these equities and as an additional source of investment returns. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. The Policy permits a portfolio up to $50 in trading securities shares for the primary purpose of writing covered call options to enhance returns. Considerations received were $2 in the first quarter of 1997 and $7 for the year ended December 31, 1996.

Collateralized Mortgage Obligations (CMO's) were:

                                          March 31        December 31
                                            1997             1996
                                            ----             ----
Available for sale, at fair value:
  Federal agency issued CMO's              $2,037            $2,059
  Corporate private-labeled CMO's             797               913
                                           ------            ------
Total                                      $2,834            $2,972

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. CMO holdings are predominantly sequential tranches of federal agency issuers. The interest rates on the underlying mortgage loans are considerably below current rate levels and are expected to produce lower volatility in cash flows. Due to the high quality and liquid nature of these investments, the Company believes that the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.

Asset/Liability Management

The asset/liability management process focuses primarily on the management of interest rate risk. JP monitors the duration (a measure of sensitivity to interest rate changes) of insurance liabilities compared to the duration of assets backing the insurance lines. Responsibility for this monitoring lies with JP's Asset/Liability Management Committee, which monitors and refines the portfolio with a goal of prudently balancing profitability and risk. Separate asset portfolios have been established for different insurance products. The Company also considers the timing of the cash flows arising from the assets and liabilities under different interest rate scenarios. Management's intent is that option-adjusted durations for interest sensitive portfolios such as universal life and annuities remain prudently matched. A wider tolerance is permitted for non-interest sensitive (traditional) portfolios.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, no significant changes have occurred subsequent to management's comments in the 1996 Form 10-K Filing.

Accounting Pronouncements

In February 1997 the FASB issued SFAS 128 "Earnings per Share" which is effective for financial statement periods ending after December 15, 1997.
SFAS 128 simplifies and increases comparability of earnings per share calculations. The Company will adopt the new pronouncement in the fourth quarter of 1997, at which time earnings per share calculations for all periods presented will be restated to conform to SFAS 128. Management does not expect the pronouncement to have a significant impact on reported per share amounts.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "External Trends and Forwarding Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that the business and/or operations of Chubb Life may deteriorate due to its sale, and that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of Chubb Life and other insurance subsidiaries through all existing and acquired distribution channels; and more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations, and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)       Financial Data Schedule

(b)  Reports of Form 8-K

The following reports on Form 8-K were filed during 1997:

     (i)     February 23, 1997 reporting an agreement to acquire Chubb Life.
     (ii)    April 2, 1997 disclosing claims paying rating reaffirmations.


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

                                               JEFFERSON-PILOT CORPORATION

                            By (Signature)   /s/Dennis R. Glass
                            (Name and Title)    Dennis R. Glass, Treasurer


Date     May 15, 1997


                                             /s/Reggie D. Adamson
                            (Name and Title)    Reggie D. Adamson,
                                                Senior Vice President
                                                (Principal Accounting Officer)
Date     May 15, 1997