Form 10-Q
period 1997-06-30
JEFFERSON PILOT CORP
filed 1997-08-14
CIK 53347

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



    For Quarter Ended June 30, 1997       Commission file number 1-5955



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


Number of shares of common stock outstanding at June 30, 1997     70,801,292

                           JEFFERSON-PILOT CORPORATION


                                     INDEX


                                                                   - Page No. -

Part I.   Financial Information
            Consolidated Unaudited Condensed Balance Sheets
            - June 30, 1997 and December 31, 1996                        3


            Consolidated Unaudited Condensed Statements of Income
            - Three Months and Six Months ended June 30, 1997 and 1996   4


            Consolidated Unaudited Condensed Statements of Cash
            Flows
            - Six Months ended June 30, 1997 and 1996                    5


            Notes to Consolidated Unaudited Condensed Financial
            Statements                                                   6


            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9


Part II.  Other Information                                             25


Signatures                                                              25


                          PART I.   FINANCIAL INFORMATION
                            JEFFERSON-PILOT CORPORATION
                   CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                          June 30   December 31
                                                           1997        1996
                                                          -------   -----------
  Assets
Cash and investments:
  Debt securities available for sale, at fair value       $ 9,556     $ 6,673
    (amortized cost $9,472 and $6,607)
  Debt securities held to maturity, at amortized cost       3,814       3,877
    (fair value $3,798 and $3,903)
  Equity securities available for sale, at fair value         914         906
    (cost $119 and $196)
  Equity securities trading portfolio, at fair value            1          23
    (cost $1 and $23)
  Mortgage loans on real estate                             1,442       1,323
  Cash and all other investments                            1,659       1,446
                                                          -------     -------
     Total cash and investments                            17,386      14,248
Accrued investment income                                     215         166
Due from reinsurers                                         1,567       1,260
Deferred policy acquisition costs and value
  of business acquired                                      1,430         934
Cost in excess of net assets acquired                         235          86
Assets held in separate accounts                            1,114         492
Accounts receivable, agents' balances and other assets        520         376
                                                          -------     -------
                                                          $22,467     $17,562
                                                          =======     =======

    Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities                                        $17,201     $13,619
Automatic Common Exchange Securities, Mandatorily
  Exchangeable Debt Securities and other debt                 619         370
Securities sold under repurchase agreements                   198         244
Liabilities related to separate accounts                    1,114         492
Tax liabilities                                               157         173
Accounts payable, accruals and other liabilities              347         314
                                                          -------     -------
                                                           19,636      15,212
Guaranteed preferred beneficial interest in
  subordinated debentures ("Capital Securities")              300          -
Mandatorily redeemable preferred stock                         53          53

Stockholders' Equity:
Common stock                                                   91          88
Retained earnings                                           1,861       1,708
Net unrealized gains on securities                            526         501
                                                          -------     -------
                                                          $22,467     $17,562
                                                          =======     =======


See Notes to Consolidated Unaudited Condensed Financial Statements




                           JEFFERSON-PILOT CORPORATION
                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF
                                     INCOME
                     (In Millions Except Share Information)

                                     Three Months Ended         Six Months Ended
                                           June 30                   June 30
                                       1997        1996         1997       1996
                                     --------    --------     --------   --------
Revenue:
Premiums and other considerations     $  294      $  261      $  534      $  522
Net investment income                    278         220         516         433
Realized investment gains                 41          11         102          23
Communications operations                 41          36          92          82
Other                                     11           -          13           3
                                      ------      ------      ------      ------
  Total revenue                          665         528       1,257       1,063
                                      ------      ------      ------      ------

Benefits and Expenses:
Insurance and annuity benefits           360         305         656         619
Insurance commissions                     71          37         112          76
General, administrative and other
  expenses                                45          53          94          99
Communications operations                 26          23          60          52
                                      ------      ------      ------      ------
  Total benefits and expenses            502         418         922         846
                                      ------      ------      ------      ------

Income before income taxes               164         110         335         217
Provision for income taxes                55          37         113          73
                                      ------      ------      ------      ------
Net income                               109          73         222         144
Dividends on Capital Securities            6           -          10          -
Dividends on mandatorily
  redeemable preferred stock               1           1           2           2
                                      ------      ------      ------      ------
Net income available to common
  stockholders                        $  102      $   72      $  210      $  142
                                      ======      ======      ======      ======



Average number of shares
  outstanding                     70,783,306  71,244,703  70,771,388  71,235,826


Net Income Per Share of
  Common Stock:
Net income available to common
  stockholders before realized
  investment gains, net of
  income taxes                        $ 1.06      $  .92      $ 2.04      $ 1.79
Realized investment gains, net
  of income taxes                        .38         .10         .93         .21
                                      ------      ------      ------      ------
Net income available to common
  stockholders                        $ 1.44      $ 1.02      $ 2.97      $ 2.00
                                      ======      ======      ======      ======

Dividends declared per common
  share                               $  .40      $  .36      $  .80      $  .72
                                      ======      ======      ======      ======


See Notes to Consolidated Unaudited Condensed Financial Statements




                              JEFFERSON-PILOT CORPORATION
                            CONSOLIDATED UNAUDITED CONDENSED
                              STATEMENTS OF CASH FLOWS
                                   (In Millions)

                                                           Six Months Ended
                                                                June 30
                                                            1997       1996
                                                           ------     ------
Net cash provided by operations                             $255       $307

Cash Flows from Investing Activities:
Investments sold (purchased), net                             44       (429)
Acquisitions of subsidiaries, net of cash received          (758)        -
Other investing activities                                     1         -
                                                            ----       ----
Net cash used by investing activities                       (713)      (429)
                                                            ----       ----

Cash Flows from Financing Activities:
Issuance of Capital Securities                               300         -
Net short-term borrowings (repayments)                       (46)        86
Issuance of securities                                       150         -
Cash dividends paid                                          (55)       (50)
Issuance of common shares, net                                 2          1
Policyholder contract deposits, net                          112          4
                                                            ----       ----
Net cash provided by financing activities                    463         41
                                                            ----       ----

Increase (decrease) in cash and cash equivalents               5        (81)
Cash and cash equivalents at beginning of period             108        122
                                                            ----       ----
Cash and cash equivalents at end of period                  $113       $ 41
                                                            ====       ====

Supplemental Cash Flow Information:
Income taxes paid                                           $ 75       $ 31
                                                            ====       ====

Interest paid on borrowed money                             $ 15       $ 16
                                                            ====       ====


See Notes to Consolidated Unaudited Financial Statements


                           JEFFERSON-PILOT CORPORATION

                     NOTES TO CONSOLIDATED UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisition of Chubb Life Insurance Company of America

On May 13, 1997, Jefferson-Pilot Corporation (JP or the Company) acquired all the outstanding shares of Chubb Life Insurance Company of America (Chubb Life) from The Chubb Corporation (Seller). Chubb
Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial Life Insurance Company and
Chubb Sovereign Life Insurance Company. Another of Chubb Life's subsidiaries, Chubb Securities Corporation, is a full service NASD registered broker-dealer. Hereinafter, Chubb and its subsidiaries are collectively referred to as "Chubb Life."

The cost of the acquisition consisted of $775 cash paid by JP Corp to Seller, plus other acquisition costs. In addition, Chubb Life paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through liquidation of invested assets, various securities offerings (see Note 3) and the issuance of commercial paper.

The acquisition, which was effective as of April 30, 1997 for financial reporting and tax purposes, is being accounted for using the purchase method. As a result, Chubb Life's results of operations from May 1, 1997 forward are included in the accompanying financial statements. The purchase price has been allocated to Chubb Life's tangible and identifiable intangible assets and liabilities based on management's preliminary estimate of their respective fair values with the difference, amounting to $150, allocated to cost in excess of net assets acquired (i.e., goodwill). Goodwill arising from the acquisition is being amortized over a period of 35 years.

Under the Stock Purchase Agreement, there may be post closing adjustments based on Closing Date financial Statements to be provided by Chubb Life. The allocation of the purchase price is subject to revision when any post closing adjustments are known and when additional information concerning asset and liability valuations is obtained.

The following pro-forma financial information has been prepared assuming that the Chubb Life acquisition had taken place at the beginning of each period presented. The pro-forma information includes adjustments for interest expense and foregone investment income that would have resulted from financing the acquisition, amortization of adjustments to fair value, amortization of value of business acquired and cost in excess of net assets acquired, and related tax effects. The pro-forma financial information is not necessarily indicative of results of operations that would have been reported had the transaction actually been completed on the dates assumed.

                                                             Six Months Ended
                                                                 June 30
                                                             1997        1996
                                                            ------      ------
Revenue                                                     $1,369      $1,335
                                                            ======      ======

Net income available to common stockholders
   before realized investment gains, net of income taxes    $  156      $  129
Realized investment gains, net of income taxes                  19          19
                                                            ------      ------
Net income available to common stockholders                 $  175      $  148
                                                            ======      ======

Net Income Per Share of Common Stock:
Net income available to common stockholders
   before realized investment gains, net of income taxes    $ 2.20      $ 1.81
Realized investment gains, net of income taxes                 .27         .27
                                                            ------      ------
Net income available to common stockholders                 $ 2.47      $ 2.08
                                                            ======      ======


On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes increased from $144 to $156 from $127 to $129 for the six months ended June 30, 1997 and 1996, respectively.

On a pro-forma basis, realized investment gains, net of income taxes are significantly lower than actual for the six months ended June 30, 1997. The pro-forma amounts eliminate the effect of realized gains on invested assets sold in 1997 to finance the Chubb Life acquisition.

3.  Securities Offerings

In January and March 1997, respectively, the Company privately placed
$200 of 8.14% Capital Securities, Series A and $100 of 8.285% Capital Securities, Series B. Net proceeds of $297 were invested until closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program. In April and June 1997, the Company issued Mandatorily Exchangeable Debt
Securities of $75 at 6.95% and $75 at 6.65%, respectively.

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

5.  Accounting Pronouncements

In February 1997 the FASB issued SFAS 128, "Earnings per Share", which is effective for financial statement periods ending after December 15, 1997. SFAS 128 simplifies and increases comparability of earnings per share calculations. The Company will adopt the new pronouncement in the fourth quarter of 1997, at which time earnings per share calculations for all periods presented will be restated to conform to SFAS
128. Management does not expect the pronouncement to have a significant impact on reported per share amounts.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive
Income", which is effective for fiscal years beginning after December 15, 1997. SFAS 130 sets standards for the reporting and display of comprehensive income and its components in financial statements. The Company expects to adopt this pronouncement in the first quarter of 1998, which will include the presentation of comprehensive income for prior periods presented for comparative purposes, as required by SFAS 130. Application of the new rules will not impact the Company's financial position or results of operations.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about
Segments of an Enterprise and Related Information". This pronouncement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning in the following year. SFAS 131 requires disaggregated disclosures based on internal segments used by a company in managing its business. Adoption will not impact the Company's financial position or results of operation, but will require additional footnote disclosures.

                             JEFFERSON-PILOT CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of financial condition as of June 30, 1997, changes in financial condition for the six months then ended, and results of operations for the three month and six month periods ended June 30, 1997 as compared to the same periods ended June 30, 1996. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1996, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except for per share amounts.

Company Profile

The Company (also referred to as JP) has two business segments:
Insurance and Communications. Within the Insurance segment, JP offers Individual Life Insurance Products, Annuity and Investment Products, and Group Insurance Products through the following subsidiaries:
Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), First Alexander
Hamilton Life Insurance Company (FAHL), and recently acquired Chubb Life Insurance Company of America (Chubb Life) and its subsidiaries, Chubb Colonial Life Insurance Company (Colonial) and Chubb
Sovereign Life Insurance Company (Sovereign). Within the Communications business segment, JP operates television and radio broadcasting stations and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications Company (JPCC) and its subsidiaries.

Acquisition Summary

On May 13, 1997, with an effective date of April 30, 1997 for financial reporting and tax purposes, the Company acquired all the outstanding shares of Chubb Life from The Chubb Corporation (Seller). Chubb
Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Colonial and Sovereign. Another of Chubb Life's subsidiaries, Chubb Securities Corporation, is a full service NASD registered broker-dealer. Chubb Life and its subsidiaries hereinafter are collectively referred to as "Chubb Life."

The transaction was accounted for as a purchase, and as such, the results of operations of Chubb Life from May 1, 1997 forward are included in the Company's results.

The cost of the acquisition was $775 cash paid by JP Corp to Seller, plus other acquisition costs. In addition, Chubb Life paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through liquidation of invested assets, the issuance of $150 of 6.95% and 6.65% Mandatorily Exchangeable Debt Securities ("MEDS"), net proceeds of $297 from the issuance of 8.14%
Capital Securities, Series A and 8.285% Capital Securities, Series B ("Capital Securities"), and the issuance of commercial paper. In addition, JP Life paid an extraordinary dividend in excess of $200 to JP using proceeds from the sale of securities held by JP Life. See "Capital Resources" for further discussion of these issuances.

The agreement to acquire Chubb Life was reported on Form 8-K filed with the SEC for February 23, 1997. The closing of the purchase, completed on May 13, 1997, was reported, together with audited financial statements of the acquired business, on Form 8-K. An amendment to the 8-K was filed including pro-forma financial statements of the combined companies.

In January 1997, JPCC acquired the assets of KQKS-FM in Denver for $15 in cash.

RESULTS OF OPERATIONS

In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated.

The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.

                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                       1997        1996        1997        1996
                                      ------      ------      ------      ------
Consolidated Summary of Income
Operating income                      $  75       $  65       $ 144       $ 127
Realized investment gains, net           27           7          66          15
                                      -----       -----       -----       -----
Net income available to
  common stockholders                 $ 102       $  72       $ 210       $ 142
                                      =====       =====       =====       =====

Consolidated Earnings Per Share
Operating income                      $1.06       $ .92       $2.04       $1.79
Realized investment gains, net          .38         .10         .93         .21
                                      -----       -----       -----       -----
Net income available to
  common stockholders                 $1.44       $1.02       $2.97       $2.00
                                      =====       =====       =====       =====

Net Realized Investment Gains
Common stocks                         $  33       $  13       $  99       $  24
Bonds and preferred stocks                1          (3)         (4)         (2)
Other                                     7           1           7           1
                                      -----       -----       -----       -----
Total investment gains                   41          11         102          23
Less applicable taxes                    14           4          36           8
                                      -----       -----       -----       -----
Net realized investment gains         $  27       $   7       $  66       $  15
                                      =====       =====       =====       =====


Net income available to common stockholders increased 47.9% over the prior year's first six months to $210 and 41.7% over the prior year's second quarter to $102. Operating income increased 13.4% to $144 for the six months and 15.4% to $75 for the quarter, due to increased profitability in the Insurance segment. Excluding the Chubb Life acquisition and related financing costs, operating income increased 10.5% over the first half of 1996 and 8.2% over the second quarter of 1996.

Net realized gains increased approximately four-fold over the prior year due to sales of investments to finance the acquisition of Chubb Life.

Net income available to common stockholders reflects dividends on Capital Securities, Series A and B, issued during the first quarter of 1997, of $10 for the six months and $6 for the second quarter. In addition, dividends of $2 were paid in the first six months of 1997 and 1996 on mandatorily redeemable preferred stock.


Earnings per share increased 48.5% and 41.2% for the first six months and the second quarter of 1997, respectively, over the corresponding periods of 1996, due to the Chubb Life acquisition, the increased profitability and realized gains noted above, and the reacquisition of shares in the third quarter of 1996. Average shares outstanding during the first six months of 1997 declined 0.7% from the first six months of 1996, due to the share repurchase. On an operating income basis, earnings per share increased 14.0% and 15.2% for the first six months and the second quarter of 1997, respectively, over the corresponding periods of 1996, due primarily to improved operating results in the Insurance segment, including the impact of the Chubb Life acquisition.

The increase in net investment income over the prior year of 19.2% for the six months and 26.4% for the second quarter was achieved principally through the growth in invested assets, arising from the acquisition of Chubb Life and from policyholder contract deposits.

Income tax provisions increased by 54.8% and 48.6% for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996 in correlation with the improvement in overall results, including high realized investment gains. Effective tax rates remained relatively unchanged for all periods presented.

A more detailed discussion of operating results by segment and product follows.

Operating Earnings by Business Segment

Earnings on investments of the parent company, dividends on preferred stock and Capital Securities, parent company operating expenses, interest expense and consolidation entries are included in the "Other" category. Currently, all corporate capital is allocated to the business segments.

The following table illustrates JP's results by segment and product class.


                                         Three Months Ended   Six Months Ended
                                                June 30            June 30
                                             1997     1996     1997     1996
                                             ----     ----     ----     ----
Consolidated Summary of Income
by Segment and Classes of Products
Insurance segment:
   Individual Products                       $ 52     $ 38     $ 94     $ 76
   Annuity and Investment Products             18       16       37       29
   Group Products                               5        8       11       15
                                             ----     ----     ----     ----
                                               75       62      142      120
Communications segment                          6        6       13       15
Other                                          (6)      (3)     (11)      (8)
                                             ----     ----     ----     ----
Operating Income                               75       65      144      127
Realized investment gains, net                 27        7       66       15
                                             ----     ----     ----     ----
Net income available to
  common stockholders                        $102     $ 72     $210     $142
                                             ====     ====     ====     ====


Individual Products

The Individual Products distribution system offers a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions. Operating results were:


                                           Three Months Ended  Six Months Ended
                                                 June 30           June 30
                                              1997     1996     1997     1996
                                              ----     ----     ----     ----
Premiums, considerations, and other income    $170     $117     $287     $235
Net investment income                          155      116      275      227
                                              ----     ----     ----     ----
Total revenues                                 325      233      562      462

Policy benefits                                181      125      307      254
Expenses                                        64       51      111       94
                                              ----     ----     ----     ----
Total benefits and expenses                    245      176      418      348
                                              ----     ----     ----     ----
Operating income before income taxes            80       57      144      114
Provision for income taxes                      28       19       50       38
                                              ----     ----     ----     ----

Operating income                              $ 52     $ 38     $ 94     $ 76
                                              ====     ====     ====     ====


Individual Products operating income increased $14 or 36.8% over the second quarter of 1996 and $18 or 23.7% compared to the first half of 1996. Excluding the Chubb Life acquisition, internal growth resulted in operating income increases over the prior year of 11.7% and 11.4% for the second quarter and first half of 1997, respectively.

Excluding the impact of the Chubb Life acquisition, new first-year life insurance premiums and receipts for policyholder accounts for the first half of 1997 of $114 decreased 11.9% compared to an increase of 294.3% in 1996. The 1996 growth was positively impacted by the AH Life acquisition and premiums received from financial institutions marketing. Renewal and single life premiums increased 6.0%, excluding Chubb Life, for the first six months of 1997. Including Chubb Life, total premiums and receipts for policyholder accounts increased 30.5% for the first six months of 1997.

Net investment income in 1997 increased $39 or 33.6% for the second quarter and $48 or 21.1% for the first six months, consistent with the increase in policyholder fund balances and the acquisition of Chubb Life. Average policyholder fund balances, excluding Chubb Life, of $4,200 for the first half of 1997 represent a 9.0% increase over the $3,853 of average fund balances for the same period in 1996.

Policy benefits, excluding Chubb Life, increased $4 or 1.6% from the first half of 1996. Increases in fund balances resulted in interest credited to policyholder funds increasing $11 or 9.3% for the first six months of 1997. This increase was partially offset by continued favorable mortality experience in the career and regional marketing network distribution channels which showed a decline in death benefits of 5.0% for the first six months of 1997 compared to the same period in 1996. The improved mortality experience was partially due to higher reinsurance reimbursements, which were offset by increased reinsurance premiums. In addition, surrender benefits have declined from the prior year by 37.4% and 13.6% for the quarter and the six months, respectively. Much of the decline related to the block of business assumed from Kentucky Central Life (KCL).

Expenses for the first six months of 1997, excluding Chubb Life, decreased 9.6% or $9. General and administrative expenses in 1996 were negatively impacted by integration costs related to the AH Life acquisition. The general and administrative expense reductions were partially offset by accelerated amortization of value of business acquired on AH Life due, in part, to favorable mortality results.
Amortization of deferred acquisition costs was lower for the first six months due to higher amortization in the second quarter of 1996 on the KCL block, caused by a surge in surrender charge income in that period.

Annuity and Investment Products

Annuity and Investment Products are offered through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Operating results were:



                                           Three Months Ended   Six Months Ended
                                                   June 30           June 30
                                                1997     1996     1997     1996
                                                ----     ----     ----     ----
Premiums, considerations, and other income      $ 19     $ 27     $ 29     $ 52
Net investment income                            110       94      215      185
                                                ----     ----     ----     ----
Total revenues                                   129      121      244      237

Policy benefits                                   81       85      156      171
Expenses                                          20       12       31       22
                                                ----     ----     ----     ----
Total benefits and expenses                      101       97      187      193
                                                ----     ----     ----     ----
Operating income before income taxes              28       24       57       44
Provision for income taxes                        10        8       20       15
                                                ----     ----     ----     ----

Operating income                                $ 18     $ 16     $ 37     $ 29
                                                ====     ====     ====     ====


Operating income increased 12.5% or $2 from the second quarter of
1996 and 27.6% or $8 over the first six months of the prior year.  The
acquisition of Chubb Life had minimal impact on operating income.   In
general, this improvement was due to an increase in assets under management. Excluding Chubb Life, average assets under management
(net of reinsurance) increased 13.0% to $5,467 from the first half of 1996 as a result of internal growth and the third quarter 1996 recapture of a block of periodic payment annuities from affiliates of Household International, Inc. (Household). Chubb Life's assets under managment were $355 at June 30, 1997. Fixed annuity receipts, excluding Chubb Life, for the first six months of 1997 were $325 compared to $251 for the same period in 1996. Excluding Chubb Life, fixed annuity benefits and surrenders as a percentage of beginning fund balances were 7.9% and 6.7% in the first half of 1997 and 1996, respectively.

The average gross spread on general accounts contracted 6 basis points from 209 basis points in the second quarter of 1996 to 203 basis points for the same period in 1997. This contraction is due to new sales with higher crediting rates and lapses of older policies having lower renewal crediting rates. The average gross spread for the first six months of 1997 was 206 basis points.

Excluding Chubb Life, premiums, considerations and other income decreased $34 or 65.4% from the first half of 1996 and $19 or 70.4% for the quarter, as a result of increased competition for single premium immediate annuity business. Net investment income increased $16 or 17.0% and $30 or 16.2%, for the quarter and year, respectively, as assets under management increased, including business acquired with Chubb Life. Also, the average investment yield increased 9 basis points to 7.46% for the second quarter of 1997 as compared to the second quarter of 1996. On a year to date basis, average investment yields were 7.47% in 1997, an improvement of 10 basis points over 1996's first half yield.

Policy benefits, excluding acquisitions, declined $19 or 11.1% for the six months and $8 or 9.4% for the quarter, as the change in policy reserves decreased commensurate with fewer sales of single premium immediate annuities. This decrease was partially offset by an increase in credited interest corresponding to higher levels of policyholder fund balances and higher crediting rates. Excluding Chubb Life, expenses decreased $2 or 9.1%, on a year to date basis and declined $3 or 25% for the quarter, driven by deferral of acquisition costs from increased premium receipts, partially offset by increased commissions. Chubb Life expenses of $11 for the period consists primarily of broker/dealer commissions related to sales of variable rate products.

Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest.
It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental and retirement plans. Operating results were:


                                           Three Months Ended   Six Months Ended
                                                  June 30            June 30
                                               1997     1996     1997     1996
                                               ----     ----     ----     ----
Premiums, considerations, and other income     $116     $117     $232     $237
Net investment income                            12       12       24       24
                                               ----     ----     ----     ----
Total revenues                                  128      129      256      261

Policy benefits                                  98       95      194      194
Expenses                                         23       22       46       44
                                               ----     ----     ----     ----
Total benefits and expenses                     121      117      240      238
                                               ----     ----     ----     ----
Operating income before income taxes              7       12       16       23
Provision for income taxes                        2        4        5        8
                                               ----     ----     ----     ----

Operating income                               $  5     $  8     $ 11     $ 15
                                               ====     ====     ====     ====


Overall, Group operating income declined $3 or 37.5% in the second quarter of 1997 compared to 1996 as a result of difficult industry conditions in the accident and health insurance lines. On a year to date basis, operating income remains behind prior year results by $4 or 26.7%. As a percentage of total revenues, operating income was 4.3% for the first six months in comparison to 5.7% for the same period in 1996. Premiums continue to decline, due to policy lapses and the competitive environment. For the first half of 1997, policy benefits as a percentage of premiums, considerations and other income increased to 83.6% from 81.9%.

The favorable mortality trend noted in the first quarter continues to have a positive impact on life results. Group life and annuity results improved 54.1% to $7 for the first six months of 1997 and were flat for the second quarter. Life premiums increased $3 during the six months, primarily due to growth in existing cases.

Group accident and health results of $4 were 65.9% lower for the first six months of 1997 and declined 73.6% to $2 for the second quarter. Conventional medical coverages continue to be impacted by increased utilization of health care services and medical inflation. Rate increases have partially mitigated these factors. Favorable medical experience in alternatively-funded medical coverages in 1996 has returned to more typical levels in 1997. Disability results declined during the quarter as the new claim rate increased and the claims termination rate decreased, resulting in increased claim reserves.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:


                                           Three Months Ended   Six Months Ended
                                                  June 30            June 30
                                                1997     1996     1997     1996
                                                ----     ----     ----     ----
Communications revenues                         $41      $36      $92      $80
Net investment income (interest expense)         (1)      -        (3)       2
                                                ----     ----     ----     ----
Total revenues                                   40       36       89       82

Operating costs                                  26       23       60       52
Depreciation and amortization                     3        2        6        4
General expenses                                  1        1        2        2
                                                ----     ----     ----     ----
Total expenses                                   30       26       68       58
                                                ----     ----     ----     ----
Operating income before income taxes             10       10       21       24
Provision for income taxes                        4        4        8        9
                                                ----     ----     ----     ----

Operating income                                $ 6      $ 6      $13      $15
                                                ====     ====     ====     ====


Operating income from the Communications segment declined $2 or 13.3% compared to the first half of 1996 which was positively impacted by a $2.5 income tax refund including related interest. Excluding the impact of this refund, first half operating earnings for 1997 were slightly higher. Net investment income in 1997 reflects interest expense on debt to finance acquisitions made since June 30, 1996, versus income from the tax refund in 1996. Operating income was flat for the second quarter, with revenues and expenses increasing due to acquisitions and other factors.

Net sale of time for the Radio division increased 25.6% and 26.6%, for the second quarter and first half of 1997, respectively. These increases were the result of acquisitions and a favorable advertising environment. On a same station basis, adjusting for the effect of the late 1996 acquisitions in San Diego and the early 1997 acquisition in Denver, six month Radio revenues are up 9.5% while broadcast cash flows are up
6.8%.

Due to continued strong audience levels and the favorable advertising environment, Television properties generated a 10.0% increase in revenues over the first half of 1996. Second quarter net sales showed a similar increase of 11.6% over the same period in 1996. This trend is expected to slow as the three stations replace non-recurring revenues (i.e., political and Olympic-related) from the second half of 1996. Although cost of sales were up 11.8% consistent with the increase in net sales, operating expenses were flat (0.8% increase) on a year-to-date basis resulting in a 25.3% increase in broadcast cash flow.

Revenue from Sports operations increased 10.9% over the prior year's first half as a result of continued success in developing gymnastics and skating events. Costs increased 30.8% primarily as a result of producing these additional events, resulting in a 12.1% decrease in broadcast cash flow. Second quarter 1997 results were $1 below the prior year, due to non-recurring Olympic programming in 1996.

Total expenses increased 17.2% over the first half and 15.4% over the second quarter of 1996 primarily due to the acquisition of radio properties and the increase in the number of Sports events. On a year-to-date basis, expenses as a percent of communications revenues increased to 73.9% for 1997 compared to 72.5% for 1996, reflecting the increase in acquisition-related amortization costs of $2.

Other

Earnings on investments of the parent company, dividends on preferred stock and Capital Securities, parent company operating expenses, interest expense and consolidation entries are included in the "Other" category. Operating income from the Other segment was a loss of $(11) and $(8) for the first six months of 1997 and 1996, respectively. For the second quarter, operating income was a loss of $(6) and $(3) for 1997 and 1996, respectively. Pre-tax financing expenses were $21 and $13 for the first half of 1997 and 1996, and $13 and $6 for the second quarter of each year. Dividends on Capital Securities, newly issued in 1997, were $6 for the second quarter and $10 year to date.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES,
AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital.
The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $4,905 or 27.9% during the first six months of 1997. Excluding Chubb Life's total assets of $4,681 as of June 30,
1997, the increase was 1.3%. The 1.3% growth represents cash provided by operating activities, net financing activities and net inflows of policyholder contract deposits, offset by the consideration paid for Chubb Life and cash dividends paid to shareholders. Excluding Chubb Life, policyholder fund balances increased $223 or 1.9% from year end. Asset values also increased during the six months due to changes in market values of "available for sale" investments.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, and agency office expenses. Deferred acquisition costs were $707 at June 30, 1997, which includes $9 related to Chubb Life, versus $669 at December 31, 1996, an increase of 5.7%. The balance increased by $95 for newly capitalized costs and was decreased by amortization of $48 and by $9 for the effect of net unrealized investment gains and losses.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of the business acquired. This asset was $723 at June 30, 1997 versus $265 at December 31, 1996, an increase of $458. VOBA of $482 related to Chubb Life was recorded at the purchase. Total net amortization for the first six months of 1997 was $15 and the asset was further decreased by $9 for the effect of net unrealized investment gains and losses.

Cost in excess of net assets acquired (goodwill) was $235 at June 30, 1997 and $86 at December 31, 1996. Goodwill of $150 was recorded as of the Chubb Life purchase date. The pre-Chubb Life goodwill relates to the acquisitions of AH Life and Communications properties. As of June 30, 1997 the remaining amortization period of goodwill was 33 years, on a weighted-average basis. Goodwill as a percentage of shareholders' equity was 9.5% at June 30, 1997 and 3.7% at December 31, 1996.

JP had reinsurance receivables of $1,228 and $1,185 at June 30, 1997 and December 31, 1996 respectively, and policy loans of $878 and $879 as of each date, which relate to businesses of AH Life that are 100% coinsured to Household. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a receivable of $98 at June 30, 1997 from a single reinsurer related to a block of business of Chubb Life that is 50% reinsured. JP and the reinsurer are joint and equal owners of $195 in securities and short-term investments which support the block.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:


                                             June 30       December 31
                                              1997             1996
                                             -------         -------
Total assets                                 $22,467          $17,562
Total stockholders' equity                     2,478            2,297
Ratio of stockholders' equity to assets        11.0%            13.1%


The Company's ratio of capital to assets declined during the second quarter as a result of the increase in total assets due to the Chubb Life acquisition. Stockholders' equity includes net unrealized gains on securities of $526 at June 30, 1997 and $501 at December 31, 1996.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, such as the Chubb Life acquisition, which would be expected to produce higher returns over time. Such available invested resources declined substantially with the Chubb Life acquisition.

The Insurance segment is subject to regulatory constraints. The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) levels for life insurers, requiring minimum levels of statutory capital based on formulas related to investment risks and business risk. The Company's insurance subsidiaries, including the Chubb Life companies, currently have statutory RBC levels well above required levels. The NAIC is in the process of codifying statutory accounting principles. Based on a preliminary review of the draft accounting principles currently available, the Company does not expect the codification to have a materially adverse impact on statutory surplus of its life insurance subsidiaries.

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

JP Life, AH Life and Chubb Life have been assigned the following ratings by the following agencies:


                                   JP Life     AH Life    Chubb Life
                                   -------     -------    ----------
A.M. Best                            A++         A++         A+
Standard & Poor's                    AAA         AAA         AA
Duff and Phelps                      AAA         AAA         AAA
Moody's                              Aa2         Aa3          -


Following the announced acquisition of Chubb Life, A.M. Best, Standard and Poor's, Moody's, and Duff and Phelps all reaffirmed their ratings for both JP Life and AH Life.

Debt

The following table delineates the Company's outstanding securities and debt:


                                                        June 30      December 31
                                                          1997          1996
                                                          ----          ----
Automatic Common Exchange Securities (ACES),
  (cost $132)                                             $195          $148
Mandatorily Exchangeable Debt Securities (MEDS),
  (cost $150)                                              148            -
Other                                                        4            -
                                                          ----          ----
    Total long-term                                        347           148
                                                          ----          ----
Commercial paper                                           221           222
Other                                                       51            -
                                                          ----          ----
    Total short-term                                       272           222
                                                          ----          ----
     Total ACES, MEDS and other debt                      $619          $370
                                                          ====          ====



In April 1997, the Company privately placed unsecured 6.95%
Mandatorily Exchangeable Debt Securities (MEDS) Due January 10,
2002 having a principal amount of $55.55 per security. Total proceeds were $75. Annual interest of 6.95% is payable quarterly. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank Corporation (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least $67.22, (2) a fractional share of the stock having a value equal to $55.55 if the price is more than $55.55 but less than $67.22 or (3) one share if the price is not more than $55.55.

In June 1997, the Company privately placed unsecured 6.65%
Mandatorily Exchangeable Debt Securities (MEDS) Due January 10,
2002 having a principal amount of $66.625 per security. Total proceeds were $75. Annual interest of 6.65% is payable quarterly. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank Corporation (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least $80.62, (2) a fractional share of the stock having a value equal to $66.625 if the price is more than $66.625 but less than $80.62 or (3) one share if the price is not more than $66.625.

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of NationsBank stock. Changes in the carrying value of these securities (which amounted to a year to date increase of $47 for ACES and a decrease of $2 for MEDS), net of deferred income taxes, are recorded to net unrealized gains on securities in stockholders' equity.

Chubb Life had outstanding debt of $55 both as of the effective date of the purchase and as of June 30, 1997. Of this amount, $51 represents borrowings on a $60 short-term revolving line of credit with a bank.

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

Capital Securities

In January and March 1997, the Company privately placed $200 of
8.14% Capital Securities A and $100 of 8.285% Capital Securities Series
B. Net proceeds were temporarily invested prior to closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program.


Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements.

Consolidated cash provided by operations for the first six months and the second quarter of 1997 were $255 and $182, respectively, and $307 and $153 for the corresponding periods of 1996. Chubb Life had no significant impact on such amounts.

The Company used cash of $758 during the second quarter of 1997 to purchase Chubb Life. Such amount represents the purchase price less cash held by Chubb Life at the acquisition date. Exclusive of the $758, net cash provided/(used) in investing cash flows were $45 and $(74) for the six month and three month periods ended June 30, 1997, respectively. For the first six months and the second quarter of 1996, net funds used in investing activities were $(429) and $(164), respectively. The variation in these amounts reflect the liquidation of investments in the months preceding the Chubb Life acquisition, with the proceeds used to partially fund the acquisition. The majority of the liquidation process was completed during 1997's first quarter.

Proceeds from the issuance of securities were $150 for the second quarter of 1997 (MEDS) and $450 for the first six months of 1997 (includes the first quarter 1997 $300 issuance of Capital Securities). Net borrowings/(repayments) from short-term borrowing and securities sold under repurchase agreements were $(46) and $86 for the first six months of 1997 and 1996, respectively. Net borrowings from short-term debt and securities sold under repurchase agreements were $182 and $66 for the second quarter of 1997 and 1996, respectively. These amounts reflect the first quarter 1997 temporary paydown of short-term debt in connection with the issuance of the Capital Securities, prior to the Chubb Life acquisition. Cash flows from changes in policyholder contract deposits were $112 and $4 for the first six months of 1997 and 1996, respectively, and $55 and $(48), respectively, for the second quarter of each year. Chubb Life contributed $56 toward the 1997 net inflow of policyholder deposits. Cash was used to pay common dividends of $(55) and $(50) during the first six months of 1997 and 1996, respectively.

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

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first six months were $351 in 1997 and $77 in 1996. JP Life has been the primary source of dividends. Of the 1997 dividends to JP by its subsidiaries, $219 from JP Life was specifically to assist in funding the Chubb Life acquisition. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner.
Because of the extraordinary dividends paid by JP Life and Chubb Life during the second quarter of 1997, any future dividends by these companies through April 1998 will require regulatory approval.

Cash and short-term investments were $113 and $108 at June 30, 1997 and December 31, 1996, respectively. Additionally, debt and equity securities held by the parent company and non-regulated subsidiaries were $578 and $483 at June 30, 1997 and December 31, 1996, respectively. These securities, less the $343 (at June 30, 1997) of NationsBank stock which supports the outstanding ACES and MEDS, are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at June 30, 1997 were $10,471.

Year 2000 Conversion Costs

The Company has been analyzing the Year 2000 computer systems problem since 1995. During the course of this analysis the Company has ascertained that failure to alleviate Year 2000 systems problems could result in a material disruption to the Company's operations in the year 2000. A centralized oversight and project management process has been put into place to facilitate compliance of all Company information systems prior to the end of 1999. The Company is nearing completion of the assessment phase of the Year 2000 effort (including mainframe and alternative systems) and has brought several information systems into Year 2000 compliance. The Company expects quantification of incremental expenses should be completed by year end.

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

JP held the following carrying amounts of investments:


                                         June 30               December 31
                                          1997                    1996
                                       -----------             -----------
Publicly-issued bonds              $10,910      62.8%      $ 8,249     57.9%
Privately-placed bonds               2,424      13.9         2,249     15.8
Commercial mortgage loans            1,442       8.3         1,323      9.3
Common stock                           904       5.2           906      6.4
Policy loans                         1,442       8.3         1,212      8.5
Preferred stock                         47       0.3            75      0.5
Real estate                             75       0.4            75      0.5
Cash and other invested assets         142       0.8           159      1.1
                                   -------     ------      -------    ------
Total                              $17,386     100.0%      $14,248    100.0%
                                   =======     ======      =======    ======


The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans, which declined in the second quarter as a result of the Chubb Life acquisition.

Carrying amounts of investments categorized as "higher risk" assets were:

                                         June 30              December 31
                                           1997                   1996
                                       ----------             -----------
Bonds near or in default           $     2      0.0%      $    12       0.1%
Bonds below investment grade           628      3.6           432       3.1
Mortgage loans 60 days
 delinquent or in foreclosure           11      0.1             9        -
Mortgage loans restructured             14      0.1            14       0.1
Foreclosed properties                    7       -              3        -
                                   -------    ------      -------     ------
Sub-total, higher risk assets          662      3.8           470       3.3
All other investments               16,724     96.2        13,778      96.7
                                   -------    ------      -------     ------
Total cash and investments         $17,386    100.0%      $14,248     100.0%
                                   =======    ======      =======     ======


The level of below investment grade bonds is specifically authorized by the Finance Committee. JP attempts to identify well structured private placements offering enhanced yields and public non-investment grade bonds in the highest tier of ratings just below investment grade.

The investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company uses interest rate swaps to protect against interest rate fluctuations, to protect against yield curve changes between identifying and closing mortgage loan and private placement investments, and to modify the interest characteristics of certain blocks of annuity contracts. As in all investments, the Company is exposed to credit risks when entering into swap agreements. The
Company limits credit risk by entering into agreements with multiple counterparties having high credit ratings. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $181 and $254 were open as of June 30, 1997 and December 31, 1996 respectively. Termination of these arrangements under then current interest rates would result in a potential gain of $1. The net amount paid or received under these arrangements is reflected as an adjustment to investment income.

JP sells call options on selected common stock holdings to reduce the market risk of these equities and as an additional source of investment returns. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. The Policy permits a portfolio up to $50 in trading securities shares for the primary purpose of writing covered call options to enhance returns. Considerations received were $2 in the first six months of 1997 and $7 for the year ended December 31, 1996.

Collateralized Mortgage Obligations (CMO's) were:


                                               June 30       December 31
                                                 1997            1996
                                                 ----            ----
Available for sale, at fair value:
  Federal agency issued CMO's                   $2,405          $2,059
  Corporate private-labeled CMO's                1,207             913
                                                ------          ------
Total                                           $3,612          $2,972
                                                ======          ======


The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. CMO holdings are predominantly sequential tranches of federal agency issuers. Chubb Life had CMO's of $753 at June 30, 1997, resulting in the overall increase since year end 1996. Excluding CMO's of Chubb Life, interest rates on the underlying mortgage loans are below current rate levels and are expected to produce lower volatility in cash flows. The mortgage loans underlying the Chubb Life CMO portfolio have somewhat higher interest rates. Over time, the Chubb Life CMO's will be brought into line with the rest of the CMO portfolio.

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

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, no significant changes have occurred subsequent to management's comments in the 1996 Form 10-K Filing. Reference is made to the earlier discussion of the NAIC's initiative to codify statutory accounting principles (see Capital Resources).

Accounting Pronouncements

See note 5 of the notes to consolidated unaudited condensed financial statements.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "External Trends and Forwarding Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that the business and/or operations of Chubb Life may deteriorate due to the acquisition, and that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of Chubb Life and other insurance subsidiaries through all existing and acquired distribution channels; and more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations, and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

                             PART II.  OTHER INFORMATION
                             JEFFERSON-PILOT CORPORATION

Item 1.  Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, the ultimate liability will not have a material effect on the financial condition or liquidity of the Company, but could have a material adverse effect on the results of operations for a specified period.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   (10) (iii)  Employment contract between the Registrant and Theresa
               M. Stone, who became an executive officer of the Registrant on July 1, 1997.

   (27)    Financial Data Schedule

(b)  Reports of Form 8-K

The following reports on Form 8-K were filed during the second quarter of 1997:

  (i) For April 2, 1997, disclosing claims paying rating reaffirmations.
  (ii) For May 13, 1997, reporting the closing of the Chubb Life acquisition and providing historical financial statements, and the related Form 8-K/A-1 providing pro-forma financial statements.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   JEFFERSON-PILOT CORPORATION


   By (Signature)   /s/Dennis R. Glass
   (Name and Title)  Dennis R. Glass, Executive Vice President and
                                      Chief Financial Officer and Treasurer

   Date     August 14, 1997


   By (Signature)   /s/Reggie D. Adamson
   (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                        (Principal Accounting Officer)

   Date     August 14, 1997