Form 10-K/A
period 1996-12-31
JEFFERSON PILOT CORP
filed 1997-11-07
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K/A
                               Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1997 are incorporated by reference into Part III and pages 21 through 62 of the annual Shareholders report for the year ended December 31, 1996 are incorporated by reference into Part II.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     (c) This Form 10-K/A (Amendment No. 1) is being filed solely to update Exhibit 2(iii) because the Registrant no longer seeks confidential treatment for certain provisions previously redacted in such Exhibit. Confidential treatment has been granted by the Securities and Exchange Commission for the redacted portions of Exhibit 2(iii) hereto.

Exhibit 2(iii).

           Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and The Chubb Corporation (incorporated by reference to Exhibit c(2) to Form 8-K (earliest event reported May 13, 1997) filed on May 28, 1997). Confidential treatment with respect to certain portions thereof has been granted by the Securities and Exchange Commission. Exhibits and Schedules set forth in the Agreement have been omitted and have been provided supplementally to the Securities and Exchange Commission.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JEFFERSON-PILOT CORPORATION
                                                     (Registrant)



                             BY (SIGNATURE)   /s/ Robert A. Reed
                            (NAME AND TITLE)  Robert A. Reed
                                              Vice President
                             DATE             November 7, 1997