Form 10-Q
period 1997-09-30
JEFFERSON PILOT CORP
filed 1997-11-13
CIK 53347

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For Quarter Ended September 30, 1997    Commission file number 1-5955



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


Number of shares of common stock outstanding at September 30, 1997   70,852,273

                            JEFFERSON-PILOT CORPORATION


                                       INDEX


                                                                 - Page No. -

Part I.    Financial Information
           Consolidated Unaudited Condensed Balance Sheets
           - September 30, 1997 and December 31, 1996                   3


           Consolidated Unaudited Condensed Statements of Income
           - Three Months and Nine Months ended September 30, 1997
           and 1996                                                     4


           Consolidated Unaudited Condensed Statements of Cash
           Flows
           - Nine Months ended September 30, 1997 and 1996              5


           Notes to Consolidated Unaudited Condensed Financial
           Statements                                                   6


           Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10


Part II.   Other Information                                           26


Signatures                                                             26


                       PART I.   FINANCIAL INFORMATION
                         JEFFERSON-PILOT CORPORATION
               CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                (In Millions)

                                                   September 30    December 31
                                                       1997            1996
                                                    ----------      ---------
   Assets
Cash and Investments:
  Debt securities available for sale, at fair value    $ 9,901        $ 6,673
    (amortized cost $9,634 and $6,607)
  Debt securities held to maturity, at amortized cost    3,761          3,877
    (fair value $3,820 and $3,903)
  Equity securities available for sale, at fair value      902            906
    (cost $105 and $196)
  Equity securities trading portfolio, at fair value        -              23
    (cost $1 and $23)
  Mortgage loans on real estate                          1,587          1,323
  Cash and all other investments                         1,548          1,446
                                                       -------        -------
     Total cash and investments                         17,699         14,248

Accrued investment income                                  217            166
Due from reinsurers                                      1,533          1,260
Deferred policy acquisition costs and value
  of business acquired                                   1,380            934
Cost in excess of net assets acquired                      233             86
Assets held in separate accounts                         1,248            492
Accounts receivable, agents' balances and other assets     508            376
                                                       -------        -------
                                                       $22,818        $17,562
                                                       =======        =======
    Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities                                     $17,283        $13,619
Automatic Common Exchange Securities, Mandatorily
  Exchangeable Debt Securities and other debt              582            370
Securities sold under repurchase agreements                160            244
Liabilities related to separate accounts                 1,248            492
Tax liabilities                                            199            173
Accounts payable, accruals and other liabilities           377            314
                                                       -------        -------
                                                        19,849         15,212
                                                       -------        -------
Guaranteed preferred beneficial interest in
  subordinated debentures ("Capital Securities")           300            -
                                                       -------        -------
Mandatorily redeemable preferred stock                      53             53
                                                       -------        -------

Stockholders' Equity:
Common stock                                                92             88
Retained earnings                                        1,912          1,708
Net unrealized gains on securities                         612            501
                                                       -------        -------
                                                         2,616          2,297
                                                       -------        -------
                                                       $22,818        $17,562
                                                       =======        =======

See Notes to Consolidated Unaudited Condensed Financial Statements




                          JEFFERSON-PILOT CORPORATION
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                  (In Millions Except Per Share Information)


                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                      1997       1996        1997       1996
                                     ------     ------      ------     ------
Revenue:
Premiums and other considerations     $ 307      $ 236       $  836     $  757
Net investment income                   290        225          805        658
Realized investment gains                 5         16          108         39
Communications operations                42         37          135        119
Other                                    13          1           21          3
                                      -----      -----       ------     ------
  Total revenue                         657        515        1,905      1,576
                                      -----      -----       ------     ------

Benefits and Expenses:
Insurance and annuity benefits          381        293        1,032        912
Insurance commissions                    71         39          178        114
General, administrative and
  other expenses                         50         41          145        140
Communications operations                28         27           88         79
                                      -----      -----       ------     ------
  Total benefits and expenses           530        400        1,443      1,245
                                      -----      -----       ------     ------

Income before income taxes              127        115          462        331
Provision for income taxes               41         40          154        112
                                      -----      -----       ------     ------
Net income                               86         75          308        219
Dividends on Capital Securities           6         -            16         -
Dividends on mandatorily redeemable
  preferred stock                         1          1            2          2
                                      -----      -----       ------     ------
Net income available to common
  stockholders                        $  79      $  74       $  290     $  217
                                      =====      =====       ======     ======

Average number of shares outstanding   70.9       71.1         70.8       71.2


Net Income Per Share of Common Stock:
Net income available to common
  stockholders before realized
  investment gains, net of income
  taxes                               $1.06      $ .90       $ 3.10     $ 2.69
Realized investment gains,
  net of income taxes                   .06        .14          .99        .35
                                      -----      -----       ------     ------
Net income available to common
  stockholders                        $1.12      $1.04       $ 4.09     $ 3.04
                                      =====      =====       ======     ======

Dividends declared per common share   $ .40      $ .36       $ 1.20     $ 1.08
                                      =====      =====       ======     ======

See Notes to Consolidated Unaudited Condensed Financial Statements



                           JEFFERSON-PILOT CORPORATION
                        CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                           Nine Months Ended
                                                              September 30
                                                            1997       1996
                                                           ------     ------
Net cash provided by operations                            $454       $825
                                                           -----      -----

Cash Flows from Investing Activities:
Investments purchased, net                                 (163)      (630)
Acquisitions of subsidiaries, net of cash received         (758)        -
Other investing activities                                   17          2
                                                           -----      -----
Net cash used by investing activities                      (904)      (628)
                                                           -----      -----

Cash Flows from Financing Activities:
Issuance of Capital Securities                              300          -
Net short-term borrowings (repayments)                     (111)       122
Issuance of Mandatorily Exchangeable Debt Securities        150          -
Cash dividends paid                                         (85)       (76)
Issuance (reacquisition) of common shares, net                4        (21)
Policyholder contract deposits, net                         105         77
                                                           -----      -----
Net cash provided by financing activities                   363        102
                                                           -----      -----

Increase (decrease) in cash and cash equivalents            (87)       299
Cash and cash equivalents at beginning of period            105        123
                                                           -----      -----
Cash and cash equivalents at end of period                 $ 18       $422
                                                           =====      =====

Supplemental Cash Flow Information:
Income taxes paid                                          $ 95       $ 41
                                                           =====      =====
                                                                                                                ==
Interest paid                                              $ 25       $ 25
                                                           =====      =====

See Notes to Consolidate Unaudited Condensed Financial Statements


                          JEFFERSON-PILOT CORPORATION

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The cost of the acquisition consisted of $775 cash paid by JP to Seller, plus other acquisition costs. In addition, Chubb Life paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through the liquidation of invested assets, various securities offerings (see Note 3) and the issuance of commercial paper.

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

                                                          Nine Months Ended
                                                             September 30
                                                          1997        1996
                                                         ------      ------
Revenue                                                  $1,910      $2,001
                                                         ======      ======

Net income available to common stockholders
   before realized investment gains, net of
   income taxes                                          $  231      $  197
Realized investment gains, net of income taxes               24          29
                                                         ------      ------
Net income available to common stockholders              $  255      $  226
                                                         ======      ======

Net Income Per Share of Common Stock:
Net income available to common stockholders
   before realized investment gains, net of
   income taxes                                          $ 3.26      $ 2.76
Realized investment gains, net of income taxes             0.34        0.41
                                                         ------      ------
Net income available to common stockholders              $ 3.60      $ 3.17
                                                         ======      ======

On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $219 to $231 for the nine months ended September 30, 1997, and increased from $191 to $197 for the nine months ended September 30, 1996.

On a pro-forma basis, realized investment gains, net of income taxes, are significantly lower than actual for the nine months ended September 30, 1997. The pro-forma amounts eliminate the effect of realized gains on invested assets sold in 1997 to finance the Chubb Life acquisition.

3.  Securities Offerings

In January and March 1997, respectively, the Company privately placed
$200 of 8.14% Capital Securities, Series A and $100 of 8.285% Capital Securities, Series B. Net proceeds of $297 were invested until closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program. The Capital Securities mature in the year 2046. However, they are redeemable prior to maturity at the option of the Corporation beginning January 15, 2007. The Capital Securities are supported by subordinated indebtedness of the Corporation.

In April and June 1997, the Company issued Mandatorily Exchangeable Debt Securities (referred to as MEDS) of $75 at 6.95% and $75 at 6.65%, respectively. The MEDS are based on NationsBank Corporation common stock. Annual interest is payable quarterly. The MEDS mature January 10, 2002 and represent senior indebtedness of the Corporation.

The 6.95% MEDS issued in April had a principal amount of $55.55 per security. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least $67.22, (2) a fractional share of the stock having a value equal to $55.55 if the price is more than $55.55 but less than $67.22 or (3) one share if the price is not more than $55.55.

The 6.65% MEDS had a principal amount of $66.625 per security. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either (1) a number of shares of the common stock of NationsBank Corporation (stock) determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least $80.62, (2) a fractional share of the stock having a value equal to $66.625 if the price is more than $66.625 but less than $80.62 or (3) one share if the price is not more than $66.625.

The MEDS and the Automatic Common Exchange Securities (ACES) issued during 1995 are collectively referred to as "Exchangeable Securities".

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

5.  Accounting Pronouncements

In February 1997 the FASB issued SFAS 128, "Earnings per Share", which is effective for financial statement periods ending after December
15, 1997. SFAS 128 simplifies and increases comparability of earnings per share calculations. The Company will adopt the new pronouncement in the fourth quarter of 1997, at which time earnings per share calculations for all periods presented will be restated to conform to SFAS 128. Management does not expect the pronouncement to have a material impact on reported per share amounts.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive
Income", which is effective for fiscal years beginning after December 15, 1997. SFAS 130 sets standards for the reporting and display of comprehensive income and its components in financial statements.
Application of the new rules will not impact the Company's financial position or net income. The Company expects to adopt this pronouncement in the first quarter of 1998, which will include the presentation of comprehensive income for prior periods presented for comparative purposes, as required by SFAS 130. The primary element of comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available for sale.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about
Segments of an Enterprise and Related Information". This pronouncement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning in the following year. SFAS 131 requires disaggregated disclosures based on internal segments used by a company in managing its business. Adoption will not impact the Company's financial position or results of operation, but will require additional footnote disclosures and may affect the presentation of operating earnings by business segment.

                          JEFFERSON-PILOT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of September 30, 1997, changes in financial condition for the nine months then ended, and results of operations for the three month and nine month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996. This discussion supplements
Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1996, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

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

Acquisition Summary

On May 13, 1997, the Company acquired Chubb Life and subsidiaries
(collectively referred to as "Chubb Life"). The discussion of this acquisition and its financing contained in Note 2 on page 6 is incorporated herein by reference.

In January 1997, JPCC acquired the assets of KQKS-FM in Denver for $15 in cash.

RESULTS OF OPERATIONS

In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated.

The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.


                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1997       1996          1997       1996
                                  ------     ------        ------     ------
Consolidated Summary of Income
Operating income                  $75.1      $63.8         $219.2     $191.3
Realized investment gains, net      4.1       10.3           70.5       25.3
                                  -----      -----         ------     ------
Net income available to
  common stockholders             $79.2      $74.1         $289.7     $216.6
                                  =====      =====         ======     ======

Consolidated Earnings Per Share
Operating income                  $1.06      $ .90         $ 3.10     $ 2.69
Realized investment gains, net      .06        .14            .99        .35
                                  -----      -----         ------     ------
Net income available to
  common stockholders             $1.12      $1.04         $ 4.09     $ 3.04
                                  =====      =====         ======     ======

Net Realized Investment Gains
Common stocks                     $ 1.3      $13.7         $100.0     $ 37.5
Bonds and preferred stocks          5.2        2.0            1.1        (.2)
Other                              (1.1)        .1            6.6        1.3
                                  -----      -----         ------     ------
Total investment gains              5.4       15.8          107.7       38.6
Less applicable taxes               1.3        5.5           37.2       13.3
                                  -----      -----         ------     ------
Net realized investment gains     $ 4.1      $10.3         $ 70.5     $ 25.3
                                  =====      =====         ======     ======


Net income available to common stockholders increased 6.9% over the prior year's third quarter to $79.2 and 33.7% over the prior year's first nine months to $289.7. Operating income increased 17.7% to $75.1 for the quarter and 14.6% to $219.2 for the nine months, due to increased profitability in the Insurance segment. These results were achieved in spite of declines in earnings in the Group Products class. Excluding the earnings impact of the Chubb Life acquisition and related financing costs as well as the Group Products earnings, operating income increased
6.3% over the third quarter of 1996 and 12.5% over the first nine months of 1996.

Net realized gains increased approximately $45.2 over the prior year nine months due to sales of investments to finance the acquisition of Chubb Life.

Net income available to common stockholders reflects dividends on Capital Securities, Series A and B, issued during the first quarter of 1997, of $6.1 for the third quarter and $15.8 for the nine months. In addition, dividends on mandatorily redeemable preferred stock of $2.8 were paid in the first nine months of 1997 compared to $2.6 in 1996.

Earnings per share increased 7.7% and 34.5% for third quarter and the first nine months of 1997, respectively, over the corresponding periods of 1996, due to the Chubb Life acquisition, the increased profitability and realized gains noted above, and the reacquisition of shares in the third quarter of 1996. Average shares outstanding during the first nine months of 1997 declined 0.5% from the first nine months of 1996, due to the share repurchase. On an operating income basis, earnings per share increased 17.8% and 15.2% for the third quarter and first nine months of 1997, respectively, over the corresponding periods of 1996, due primarily to improved operating results in the Insurance segment, including the impact of the Chubb Life acquisition.

The increase in net investment income over the prior year of 28.9% for the third quarter and 22.3% for the nine months was achieved principally through the growth in invested assets, arising from the acquisition of Chubb Life and from policyholder contract deposits. The increase in other revenue for the third quarter and the year-to-date relates primarily to revenues of Chubb Life's broker-dealer subsidiary.

Income tax provisions increased by 2.5% and 37.5% for the quarter and the nine months ended September 30, 1997, respectively, compared to the same periods in 1996 in correlation with the improvement in overall results, including high realized investment gains during the first six months of 1997. Effective tax rates remained relatively unchanged for all periods presented.

A more detailed discussion of operating results by segment and product follows.

Operating Earnings by Business Segment

Earnings on investments of the parent company, dividends on preferred stock and Capital Securities, parent company operating expenses, interest expense and consolidation entries are included in the "Other" category. Substantially all corporate capital is allocated to the business segments.

The following table illustrates JP's results by segment and product class.


                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                       1997       1996       1997       1996
                                      ------     ------     ------     ------
Consolidated Summary of Income
by Segment and Classes of Products
Insurance segment:
   Individual Products                $60.2      $37.1      $154.3     $111.5
   Annuity and Investment Products     16.0       17.9        53.5       47.9
   Group Products                       2.1        5.5        12.4       20.6
                                      -----      -----      ------     ------
                                       78.3       60.5       220.2      180.0
Communications segment                  5.7        5.8        18.2       20.8
Other                                  (8.9)      (2.5)      (19.2)      (9.5)
                                      -----      -----      ------     ------
Operating income                       75.1       63.8       219.2      191.3
Realized investment gains, net          4.1       10.3        70.5       25.3
                                      -----      -----      ------     ------
Net income available to
  common stockholders                 $79.2      $74.1      $289.7     $216.6
                                      =====      =====      ======     ======

                                     -12-

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions. Operating results were:


                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                      1997       1996        1997       1996
                                     ------     ------      ------     ------
Premiums, considerations,
  and other income                   $193.6     $115.7      $476.0     $349.4
Net investment income                 172.7      116.6       447.8      343.7
                                     ------     ------      ------     ------
Total revenues                        366.3      232.3       923.8      693.1

Policy benefits                       204.0      129.9       506.0      384.2
Expenses                               69.8       45.3       181.1      139.2
                                     ------     ------      ------     ------
Total benefits and expenses           273.8      175.2       687.1      523.4
                                     ------     ------      ------     ------
Operating income before income taxes   92.5       57.1       236.7      169.7
Provision for income taxes             32.3       20.0        82.4       58.2
                                     ------     ------      ------     ------

Operating income                     $ 60.2     $ 37.1      $154.3     $111.5
                                     ======     ======      ======     ======


Individual Products operating income increased $23.1 or 62.3% over the third quarter of 1996 and $42.8 or 38.4% compared to the first nine months of 1996. Excluding the Chubb Life acquisition, internal growth resulted in operating income increases over the prior year of 6.7% and 10.4% for the third quarter and first nine months, respectively.

Excluding the impact of the Chubb Life acquisition, new first-year life insurance premiums and receipts for policyholder accounts for the first nine months of 1997 decreased $34.6 or 18.4% from the prior year nine months, primarily due to a large bank owned life insurance case written in 1996. Renewal and single life premiums increased 4.8%, excluding
Chubb Life, for the first nine months of 1997. Including Chubb Life, total premiums and receipts for policyholder accounts for life products increased 48.4% to $767.3 for the first nine months of 1997.

Net investment income in 1997 increased $56.1 or 48.1% for the third quarter and $104.1 or 30.3% for the first nine months, consistent with the increase in policyholder fund balances and the acquisition of Chubb Life. Average policyholder fund balances of interest sensitive products, excluding Chubb Life, of $4,235 for the first nine months of 1997 represent an 8.8% increase over the $3,893 of average fund balances for the same period in 1996.

Policy benefits, excluding Chubb Life, increased $4.6 or 3.5% over the prior third quarter and $7.3 or 1.9% for the nine months. Increases in fund balances resulted in interest credited to policyholder funds increasing $5.7 or 9.5% for the quarter and $16.3 or 9.4% for the nine months. While death benefits for the third quarter were 0.1% higher than in 1996, year-to-date death benefits declined 2.2%. In addition, surrender benefits on traditional coverages have declined from the prior year by 16.8% and 14.6% for the quarter and the nine months, respectively, due to better persistency in the career distribution channel and in the block of business assumed from Kentucky Central Life (KCL) in 1995.

Excluding Chubb Life, 1997 expenses were down $11.4 or 25.2% for the third quarter and $19.8 or 14.2% for the nine months. General and administrative expenses have declined due to efficiencies realized from the integration of purchased businesses. Amortization of deferred acquisition costs on the KCL block declined $10.7 or 31.1% for the first nine months, due to improved persistency in the block.

Annuity and Investment Products

Annuity and Investment Products (also referred to as the AIP business segment) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:


                                    Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                      1997       1996         1997      1996
                                     ------     ------       ------    ------
Premiums, considerations,
  and other income                   $ 23.1     $  7.4       $ 47.9    $ 59.6
Net investment income                 111.4       95.2        326.7     279.9
                                     ------     ------       ------    ------
Total revenues                        134.5      102.6        374.6     339.5

Policy benefits                        86.0       65.6        242.0     236.4
Expenses                               23.2        9.5         49.7      30.1
                                     ------     ------       ------    ------
Total benefits and expenses           109.2       75.1        291.7     266.5
                                     ------     ------       ------    ------
Operating income before income taxes   25.3       27.5         82.9      73.0
Provision for income taxes              9.3        9.6         29.4      25.1
                                     ------     ------       ------    ------

Operating income                     $ 16.0     $ 17.9       $ 53.5    $ 47.9
                                     ======     ======       ======    ======

Operating income decreased 10.6% or $1.9 from the third quarter of 1996 and increased 11.7% or $5.6 over the first nine months of the prior year. The addition of the Chubb Life companies did not result in a material contribution to AIP operating income. However, funding of the Chubb
Life acquisition involved a reallocation of corporate capital which reduced AIP's net investment income by $0.7 and $1.2, net of tax, for the third quarter and nine months, respectively. This reduction, along with non-recurring expenses related to the relocation of back office functions from Michigan to Greensboro, resulted in the third quarter decline in operating results over the prior year. For the year-to-date period, favorable operating income effects from the increase in assets under management more than offset the third quarter decline. Average assets under management (net of reinsurance) increased 19.6% to $5,825.4 from the first nine months of 1996 as a result of internal growth, the third quarter 1996 recapture of a block of periodic payment annuities from affiliates of Household International, Inc. (Household) and the Chubb Life AIP assets under management of $355.1.

Fixed annuity receipts for the first nine months of 1997 were $474.7 compared to $412.2 for the same period in 1996. Fixed annuity benefits and surrenders as a percentage of beginning fund balances were 11.6% and 10.0% in the first nine months of 1997 and 1996, respectively.
Annuity surrenders may increase as the percentage of the business that can be withdrawn by policyholders without incurring a surrender charge increases.

Reported spreads (the difference between yield on the investment portfolio less interest credited to policyholders) on general account products were relatively flat compared to the prior year for both the third quarter and the nine months.

Excluding Chubb Life, premiums, considerations and other income increased $3.8 or 51.4% from the third quarter of 1996 and decreased
$30.3 or 50.8% for the nine months. The year-to-date decline occurred on record sales of single premium immediate annuities in the first half of 1996 and increased competition in that market in the first half of 1997. Chubb Life's broker-dealer subsidiary has contributed $17.7 of revenue since the acquisition. Net investment income increased $16.2 or 17.0% and $46.8 or 16.7%, for the quarter and year, respectively, as assets under management increased. Also, the average investment yield increased 4 basis points to 7.44% for the third quarter of 1997 as compared to the third quarter of 1996. On a year to date basis, average investment yields were 7.46% in 1997, an improvement of 4 basis points over the yield for the first nine months of 1996.

Policy benefits, excluding Chubb Life, increased $13.4 or 20.4% for the third quarter and decreased $5.2 or 2.2% for the nine months, as the change in policy reserves decreased commensurate with fewer sales of single premium immediate annuities. This decrease was partially offset by an increase in credited interest corresponding to higher levels of policyholder fund balances. Excluding Chubb Life, expenses increased
$1.4 or 14.7% for the quarter and $0.3 or 1.0% on a year to date basis. General and administrative expenses, excluding Chubb Life, were up $1.4 or 35.7% over the prior year third quarter and were up 21.0% year-to-date due in part to the relocation of back office functions. Chubb Life expenses of $19.3 since the acquisition consist primarily of broker/dealer commissions related to sales of variable rate products.


Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest.
It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental and retirement plans. Operating results were:


                                   Three Months Ended      Nine Months Ended
                                      September 30             September 30
                                     1997      1996           1997      1996
                                    ------    ------         ------    ------
Premiums, considerations,
  and other income                  $102.9    $114.4         $333.9    $351.9
Net investment income                 11.7      11.8           36.0      35.6
                                    ------    ------         ------    ------
Total revenues                       114.6     126.2          369.9     387.5

Policy benefits                       90.6      97.4          284.2     291.7
Expenses                              20.8      20.1           67.0      64.4
                                    ------    ------         ------    ------
Total benefits and expenses          111.4     117.5          351.2     356.1
                                    ------    ------         ------    ------
Operating income before income
  taxes                                3.2       8.7           18.7      31.4
Provision for income taxes             1.1       3.2            6.3      10.8
                                    ------    ------         ------    ------

Operating income                    $  2.1    $  5.5         $ 12.4    $ 20.6
                                    ======    ======         ======    ======


Overall, Group operating income declined $3.4 or 61.8% in the third quarter of 1997 compared to 1996 as a result of difficult industry conditions in the accident and health insurance lines. On a year to date basis, operating income remains behind prior year results by $8.2 or 39.8%. As a percentage of total revenues, operating income was 3.4% for the first nine months in comparison to 5.3% for the same period in 1996. Premiums continue to decline due to the competitive environment and as a result of policy lapses, caused in part by rate increases. For the first nine months of 1997, policy benefits as a percentage of premiums, considerations and other income increased to 85.1% from 82.9%.

The favorable mortality trend noted in the first half of 1997 continues to have a positive impact on life results. Group life and annuity results improved 6.3% to $2.7 for the third quarter and 36.5% to $9.3 for the first nine months of 1997. Life premiums increased $1.0 during the nine months, primarily due to growth in existing cases.

Group accident and health results of $3.1 for the nine months were down 77.5% from the same period of 1996. Third quarter results of $(0.6) were $3.6 lower than in 1996. Conventional medical coverages continue to be impacted by increased utilization of health care services and medical inflation, which escalated during the third quarter. Rate increases have partially mitigated these factors. Favorable medical experience in alternatively-funded medical coverages in 1996 has returned to more typical levels in 1997. Disability results improved slightly over the second quarter of 1997, but remain below the prior year due to an increase in the new claims rate and a decrease in the claims termination rate.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:


                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                      1997      1996         1997       1996
                                     ------    ------       ------     ------

Communications revenues              $42.7     $40.7        $135.2     $120.2
Net investment income
  (interest expense)                   (.9)     (0.6)         (4.0)       1.8
                                     ------    ------       -------    -------
Total revenues                        41.8      40.1         131.2      122.0

Operating costs                       28.1      27.0          88.4       79.1
Depreciation and amortization          2.8       2.4           8.7        6.9
General expenses                       1.3       1.0           3.4        2.8
                                     ------    ------       -------    -------
Total expenses                        32.2      30.4         100.5       88.8
                                     ------    ------       -------    -------
Operating income before income taxes   9.6       9.7          30.7       33.2
Provision for income taxes             3.9       3.9          12.5       12.4
                                     ------    ------       -------    -------

Operating income                     $ 5.7     $ 5.8        $ 18.2     $ 20.8
                                     ======    ======       =======    =======

Operating income from the Communications segment declined $2.6 or 12.5% compared to the first nine months of 1996. Results for 1997 and 1996 were positively impacted by interest income of $0.3 and $2.6, respectively, on income tax refunds. Excluding the impact of these refunds, operating income for the first nine months of 1997 were 1.6% behind 1996, due to the substantial Olympic and political revenues in 1996. Net investment income in 1997 reflects interest expense on debt to finance acquisitions made since June 30, 1996, versus income from the tax refund in 1996. Operating income for the third quarter was 1.7% less than in 1996, with revenues and expenses increasing primarily due to acquisitions.

Net sale of time for the Radio division increased 20.4% and 24.4% for the third quarter and first nine months of 1997, respectively. These increases were the result of acquisitions and a favorable advertising environment.
On a same station basis, adjusting for the effect of the late 1996 acquisitions in San Diego and the early 1997 acquisition in Denver, nine month Radio revenues are up 9.8% while broadcast cash flows are up
9.2%.

Due to continued strong audience levels and the favorable advertising environment, Television properties generated a 10.0% increase in revenues over the third quarter and first nine months of 1996. This trend is expected to continue at a similar pace. Although cost of sales were up 13.0% consistent with the increase in net sales, operating expenses were relatively flat on a year-to-date basis resulting in a 22.7% increase in broadcast cash flow.

Revenue from Sports operations decreased 4.1% over the prior year's first nine months as a result of non-recurring Olympic revenues realized in 1996. Cost of sales increased 10.2% primarily as a result of producing a greater number of lower margin events, resulting in a 31.7% decrease in broadcast cash flow. Third quarter 1997 results were $1.5 below the prior year, due to non-recurring Olympic programming in 1996.

Total expenses increased 5.9% over the third quarter and 13.2% over the first nine months of 1996 primarily due to the acquisition of radio properties and the increase in the number of Sports events. On a year-to-date basis, expenses as a percent of communications revenues increased from 73.9% for 1996 to 74.3% for 1997, with the increase attributable to amortization of intangibles due to acquisitions.


Other

Activities of the parent company and passive investment affiliates, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in the "Other" category. The following table summarizes the operating results:


                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                     1997      1996          1997      1996
                                    ------    ------        ------    ------
Earnings on investments             $ 4.5     $ 4.9         $ 16.8    $15.2
Interest expense on debt and
    Exchangeable Securities          (9.5)     (6.2)         (17.9)   (18.5)
Operating expenses                   (3.8)     (2.7)         (13.5)   (11.3)
Federal and state income
  tax benefits                        6.9       2.3           14.0      7.6
                                     -----    ------        -------   ------
                                     (1.9)     (1.7)          (0.6)    (7.0)
Dividends on Capital Securities
  and mandatorily redeemable
  preferred stock                    (7.0)     (0.8)         (18.6)    (2.5)
                                    ------    ------        -------   ------

Operating income                    $(8.9)    $(2.5)        $(19.2)   $(9.5)
                                    ======    ======        =======   ======

                                     -17-

Earnings on investments declined during the third quarter of 1997 due to investment sales to fund acquisitions. Interest expense and dividends on Capital Securities and mandatorily redeemable preferred stock increased for the same reason. Operating expenses represent costs incurred to fund corporate activities and will fluctuate based on the level of those activities. Federal and state income tax benefits include the tax benefits of preferred dividends on Capital Securities, which are recorded gross of related tax effects.

CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES
AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $5,256 or 29.9% during the first nine months of 1997. Excluding Chubb Life's total assets of $4,839 as of September 30, 1997, the increase was 2.4%. The 2.4% growth represents cash provided by operating activities and net financing activities offset by the consideration paid for Chubb Life and cash dividends paid to shareholders. Excluding Chubb Life, policyholder fund balances increased $246 or 2.1% from year end. Asset values also increased during the nine months due to changes in market values of "available for sale" investments.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, and agency office expenses. Deferred acquisition costs were $719 at September 30, 1997, which includes $21 related to Chubb Life, versus
$669 at December 31, 1996, an increase of 7.5%. The balance increased by $146 for newly capitalized costs and was decreased by amortization of $68 and by $28 for the effect of net unrealized investment gains and losses.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. This asset was $661 at September 30, 1997 versus $265 at December 31, 1996, an increase of $396. VOBA of $482 related to Chubb Life was recorded at the purchase. Total net amortization for the first nine months of 1997 was $19 and the asset was further decreased by $67 for the effect of net unrealized investment gains and losses.

Cost in excess of net assets acquired (goodwill) was $233 at September 30, 1997 and $86 at December 31, 1996. Goodwill of $150 was recorded as of the Chubb Life purchase date. The pre-Chubb Life goodwill relates to the acquisitions of AH Life and Communications properties. As of September 30, 1997 the remaining amortization period of goodwill was 32 years, on a weighted-average basis. Goodwill as a percentage of stockholders' equity was 8.9% at September 30, 1997 and 3.7% at December 31, 1996.

JP had reinsurance receivables of $1,230 and $1,185 at September 30, 1997 and December 31, 1996 respectively, and policy loans of $835 and $879 as of each date, which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $97 at September 30, 1997 from a single reinsurer related to a block of business of Chubb Life that is 50% reinsured. JP and the reinsurer are joint and equal owners of $192 in securities which support the block.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:


                                          September 30      December 31
                                              1997              1996
                                             ------            ------

Total assets                                 $22,818           $17,562
Total stockholders' equity                     2,616             2,297
Ratio of stockholders' equity to assets        11.5%             13.1%


The Company's ratio of capital to assets declined as a result of the increase in total assets due to the Chubb Life acquisition. Stockholders' equity includes net unrealized gains on securities of $612 at September 30, 1997 and $501 at December 31, 1996.

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

The Insurance segment is subject to regulatory constraints. The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) levels for life insurers, requiring minimum levels of statutory capital based on formulas related to investment and business risks. The Company's insurance subsidiaries, including the Chubb Life companies, currently have statutory RBC levels well above required levels. The NAIC is in the process of codifying statutory accounting principles. Based on a preliminary review of the draft accounting principles currently available, the Company does not expect the codification to have a materially adverse impact on statutory surplus of its life insurance subsidiaries.

In managing its capital position, JP measures required capital for each of its major product lines in a manner similar to methods utilized by regulatory authorities for RBC requirements. Capital is allocated to product lines in amounts which management believes are prudent and necessary to cover all risks inherent in the book of business. Management also focuses on investment quality and other indications of capital adequacy, such as operating leverage, capital and surplus ratios and the ratio of higher risk assets as a percentage of statutory capital and surplus. Management believes that the ratios it employs are more conservative than those prevailing in the life insurance industry.

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

Debt and Exchangeable Securities

The following table delineates the Company's outstanding debt and Exchangeable Securities:


                                                 September 30     December 31
                                                     1997             1996
                                                    ------           ------

Automatic Common Exchange Securities (ACES),
  (cost $132)                                       $187             $148
Mandatorily Exchangeable Debt Securities (MEDS),
  (cost $150)                                        145               -
Other                                                  3               -
                                                    ----             ----
    Total long-term                                  335              148
                                                    ----             ----
Commercial paper                                     194              222
Other                                                 53               -
                                                    ----             ----
    Total short-term                                 247              222
                                                    ----             ----
Total Exchangeable Securities and other debt        $582             $370
                                                    ====             ====

In April 1997, the Company privately placed $75 of 6.95% MEDS and in June 1997, the Company privately placed $75 of 6.65% MEDS. The discussion of these issuances contained in Note 3 on page 7 is incorporated herein by reference.

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of NationsBank stock. Changes in the carrying value of these securities (which amounted to a year to date increase of $39 for ACES and a decrease of $5 for MEDS), net of deferred income taxes, are recorded to net unrealized gains on securities in stockholders' equity.

Chubb Life had outstanding debt of $55 as of the effective date of the purchase and $56 as of September 30, 1997. Of this amount, $53 represents borrowings on a $60 short-term revolving line of credit with a bank that facilitates a special insurance funding program for policyholders.

While the Company has made no commitments for additional financing, additional securities may be issued to finance acquisitions or for other corporate purposes.

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

Consolidated cash provided by operations for the third quarter and first nine months of 1997 were $196 and $454, respectively, and $518 and $825 for the corresponding periods of 1996. Prior year third quarter and year-to-date cash flows from operations were impacted by cash of approximately $462 received in conjunction with the retrocession assumption of periodic payment annuities from Household.

The Company used cash of $758 during the second quarter of 1997 to purchase Chubb Life. Such amount represents the purchase price less cash held by Chubb Life at the acquisition date. Exclusive of the $758, net cash provided/(used) in investing activities was $(191) and $(146) for the three month and nine month periods ended September 30, 1997, respectively. For the third quarter and first nine months of 1996, such amounts were $(199) and $(628), respectively. The variation in the year-to-date amounts reflects the 1997 liquidation of investments in the months preceding the Chubb Life acquisition, with the proceeds used to partially fund the acquisition. The majority of the liquidation process was completed during 1997's first quarter.

Proceeds from the issuance of securities were $450 for the nine months of 1997 (MEDS of $150 during second quarter and Capital Securities of $300 during first quarter). Net borrowings/(repayments) from short-term debt and securities sold under repurchase agreements were $(65) and $37 for the third quarter of 1997 and 1996, respectively. Net borrowings/(repayments) from short-term borrowing and securities sold under repurchase agreements were $(111) and $122 for the first nine months of 1997 and 1996, respectively. The 1997 amounts reflect maturities of securities sold under reverse repurchase agreements and the fact that in 1997 cash available for short-term investing was instead used to pay down short-term borrowings. Cash inflows/(outflows) from changes in policyholder contract deposits were $(8) and $74 for the third quarter of 1997 and 1996, respectively, and $105 and $77, respectively, for the first nine months of each year. Chubb Life contributed $127 toward the 1997 net inflow of policyholder deposits. Cash was used to pay common dividends of $(85) and $(76) during the first nine months of 1997 and 1996, respectively.

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

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first nine months were $382 in 1997 and $117 in 1996. JP Life has been the primary source of dividends. Of the 1997 dividends to JP by its subsidiaries, $219 from JP Life was specifically to assist in funding the Chubb Life acquisition. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. Because of the extraordinary dividends paid by JP Life and Chubb Life during the second quarter of 1997, any future dividends by these companies through April 1998 will require regulatory approval. During that period the Company estimates it will seek regulatory approval for JP Life dividends of $35. The Company has no reason to believe that such approval will be withheld.

Cash and short-term investments were $18 and $105 at September 30, 1997 and December 31, 1996, respectively. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $560 and $483 at September 30, 1997 and December 31,
1996, respectively.  These securities, less the $332 (at September 30,
1997) of NationsBank stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at September 30, 1997 were $10,803.

Year 2000 Conversion Costs

The Company has been analyzing the Year 2000 computer systems problem since 1995. During the course of this analysis the Company has ascertained that failure to alleviate Year 2000 systems problems could result in a material disruption to the Company's operations in the year 2000. A centralized oversight and project management process has been put into place to facilitate compliance of all Company information systems prior to the end of 1999. The assessment phase of the Year 2000 effort (including mainframe and alternative systems) is complete for the majority of systems and several have been brought into Year 2000 compliance.
The remainder of this effort is expected to be completed over the next eighteen months utilizing internal and external resources, with remaining external costs estimated at approximately $10.


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

JP held the following carrying amounts of investments:


                                         September 30          December 31
                                             1997                  1996
                                           --------              --------

Publicly-issued bonds                   $11,212    63.3%      $ 8,249    57.9%
Privately-placed bonds                    2,416    13.7         2,249    15.8
Commercial mortgage loans                 1,587     9.0         1,323     9.3
Common stock                                893     5.0           906     6.4
Policy loans                              1,410     8.0         1,212     8.5
Preferred stock                              44     0.2            75     0.5
Real estate                                  73     0.4            75     0.5
Cash and other invested assets               64     0.4           159     1.1
                                        -------   -----       -------   -----
Total                                   $17,699   100.0%      $14,248   100.0%
                                        =======   =====       =======   =====

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans, which as a percentage of total investments declined in 1997 due to the Chubb Life acquisition.

Carrying amounts of investments categorized as "higher risk" assets were:



                                         September 30          December 31
                                             1997                  1996
                                           --------              --------

Bonds near or in default               $     2    0.0%        $    12    0.1%
Bonds below investment grade               690    3.9             432    3.1
Mortgage loans 60 days
 delinquent or in foreclosure                6     -                9     -
Mortgage loans restructured                 13    0.1              14    0.1
Foreclosed properties                        6     -                3     -
                                       -------  -----         -------  -----
Sub-total, higher risk assets              717    4.0             470    3.3
All other investments                   16,982   96.0          13,778   96.7
                                       -------  -----         -------  -----
Total cash and investments             $17,699  100.0%        $14,248  100.0%
                                       =======  =====         =======  =====

The level of below investment grade bonds, which has increased slightly during 1997, is within the maximum limitations authorized by the Finance Committee. JP attempts to identify well structured private placements offering enhanced yields and public non-investment grade bonds in the highest tier of ratings just below investment grade.

The investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company uses interest rate swaps to protect against interest rate fluctuations, to modify the interest characteristics of certain blocks of annuity contracts, and, on occasion, to protect against yield curve changes between identifying and closing mortgage loan and private placement investments. As in all investments, the Company is exposed to credit risks when entering into swap agreements. The Company limits credit risk by entering into agreements with multiple counterparties having high credit ratings. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $201 and $254 were open as of September 30, 1997 and December 31, 1996, respectively. Termination of these arrangements under then current interest rates would result in a potential gain of $3. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

JP sells call options on selected common stock holdings to reduce the market risk of these equities and as an additional source of investment returns. Premiums received from these options are applied to reduce the basis of the shares called or are recorded as investment income upon expiry. The Policy permits a portfolio up to $50 in trading securities shares for the primary purpose of writing covered call options to enhance returns. Considerations received were $2 in the first nine months of 1997 and $7 for the year ended December 31, 1996. Currently this program is not being utilized.

Collateralized Mortgage Obligations (CMO's) were:


                                       September 30       December 31
                                           1997               1996
                                         --------           --------
Available for sale, at fair value:
  Federal agency issued CMO's             $2,307             $2,059
  Corporate private-labeled CMO's          1,421                913
                                          ------             ------
Total                                     $3,728             $2,972
                                          ======             ======


The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. The majority of CMO holdings are sequential tranches of federal agency issuers. Chubb Life had CMO's of $783 at September 30, 1997, resulting in the overall increase since year end 1996. The CMO portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

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

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1996 Form 10-K. Reference is made to the earlier discussion of the NAIC's initiative to codify statutory accounting principles (see Capital Resources).

Consolidation in the life insurance industry is expected to continue, and there is an increasing possibility of federal legislation in 1998 that would allow banks, insurance companies and investment banks to affiliate.

During the third quarter of 1997, ten year U.S. Treasury rates decreased approximately 37 basis points after having remained relatively flat for the first six months of the year. As a result, unrealized gains on fixed income securities increased during the third quarter. Further, throughout the first nine months of 1997, competitive forces in the fixed income markets have resulted in compression of risk premiums over Treasury securities that can be earned on new investments. In a falling interest rate environment, the risk of prepayment on some fixed income securities increases, causing funds to be reinvested at lower yields. The Company limits this risk by concentrating the bond portfolio on non-callable securities and through careful selection of CMO's that are structured to minimize cash flow volatility. In addition, the Company reviews interest crediting rates, at least on an annual basis. Where appropriate, the Company adjusts crediting rates to reflect the yield of its investment portfolio and its assumptions for pricing and profitability and to prudently match assets and liabilities. As is typical in the industry, the Company's life and annuity products contain minimum rate guarantees regarding interest credited. For interest sensitive life products the minimum rates range from approximately 4.0% to 6.0%, with an approximate weighted average of 4.5%. For annuity products, the minimum rates range from 3.0% to 5.5%, with the greatest concentration in the 3.5% to 4.0% range.

Falling interest rates can also impact demand for the Company's products, as bank certificates of deposit with no surrender charges and higher average returns from equity markets may become more attractive to potential customers as well as to existing policyholders.

Accounting Pronouncements

See Note 5 on page 8, which is incorporated herein by reference.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   (10) (iii)      Employment Agreement between the Registrant and David
                   A. Stonecipher, President and Chief Executive Officer, effective September 15, 1997.

   (27)            Financial Data Schedule

(b)  Reports of Form 8-K

The following reports on Form 8-K were filed during the third quarter of 1997:

   (i) For May 13, 1997, Form 8-K/A-1 providing pro-forma financial statements related to the Chubb Life acquisition.
  (ii) For February 23, 1997, Form 8-K/A-1 updating Item 7, Exhibit 2 because the Registrant no longer seeks confidential treatment for certain provisions of the Stock Purchase Agreement previously redacted. A corresponding amendment to the Form 10-K for 1996 was also filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     JEFFERSON-PILOT CORPORATION


     By (Signature)   /s/Dennis R. Glass
     (Name and Title)  Dennis R. Glass, Executive Vice President,
                                    Chief Financial Officer and Treasurer
     Date     November 14, 1997

     By (Signature)   /s/Reggie D. Adamson
     (Name and Title)  Reggie D. Adamson, Senior Vice President-Finance
                                          (Principal Accounting Officer)
     Date     November 14, 1997