Form 10-K
period 1997-12-31
JEFFERSON PILOT CORP
filed 1998-03-27
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                          Commission File Number 1-5955

                           JEFFERSON-PILOT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         North Carolina                                  56-0896180
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

100 North Greene Street, Greensboro, North Carolina             27401
     (Address of Principal Executive Offices)                 (Zip Code)

  Registrant's Telephone Number, Including Area Code     336-691-3691

      Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Exchange
    Title of Each Class                            on Which Registered
Common Stock (Par Value $1.25)                    New York, Midwest and
                                                 Pacific Stock Exchange
7.25% Automatic Common Exchange
  Securities, Due January 21, 2000,
  exchangeable into shares of
  NationsBank Corporation common
  stock or equivalent cash                       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $6 billion at March 2, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                  Class                           Outstanding at March 2, 1998
  Common Stock (Par Value $1.25 per share)                 70,888,685

                         DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1998 are incorporated by reference into Part III.

   List of Exhibits appears on page E-1

                           TABLE OF CONTENTS




Part I                                                          -Page-

Item 1.  Business                                                  1
Item 2.  Properties                                                4
Item 3.  Legal Proceedings                                         5
Item 4.  Submission of Matters to a Vote of Security Holders       5
         Executive Officers of the Registrant                      5

Part II

Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters                           6
Item 6.  Selected Financial Data                                   7
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      10
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                              23
Item 8.  Financial Statements and Supplementary Data              24
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                   58

Part III

Item 10.  Directors and Executive Officers of Registrant          58
Item 11.  Executive Compensation                                  58
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                          58
Item 13.  Certain Relationships and Related Transactions          58

Part IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                 58

Undertakings                                                      59

Signatures                                                        59

List of Financial Statements and Financial Statement
 Schedules, followed by the Schedules                            F-1

List and Index of Exhibits, followed by Exhibits                 E-1

                                 PART I

Item 1.   Business.

     (a)  General Development of Business

   Registrant was incorporated under the business laws of the State of North Carolina in 1968 for the purpose of serving as a holding company with broad powers to engage in business and to make investments. Registrant's principal subsidiaries, which are wholly owned, are Jefferson-Pilot Life Insurance Company (JP Life), Chubb Life Insurance Company of America (Chubb Life), Chubb Colonial Life Insurance Company (Chubb Colonial), Chubb Sovereign Life Insurance Company (Chubb Sovereign), Alexander Hamilton Life Insurance Company of America (AH Life) and Jefferson-Pilot Communications Company (JPCC). Through these and other subsidiaries, Registrant is primarily engaged in the business of writing life and accident and health insurance and annuity policies, operating radio and television facilities, and producing sports programming. Most operations are centered in Greensboro, North Carolina. Further detail is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 10 (MD&A).

   On May 13, 1997, Registrant acquired all outstanding shares of Chubb Life from The Chubb Corporation ("Seller"). Chubb Life's life insurance operations are conducted nationwide through Chubb Life and its life insurance subsidiaries, Chubb Colonial and Chubb Sovereign. Chubb Life also owned Chubb Securities Corporation, a full service NASD registered broker dealer, now named Jefferson Pilot Securities Corporation and directly owned by the Registrant. The purchase price was approximately $875 million, reduced by a $100 million dividend paid by Chubb Life to Seller prior to closing. The purchase was financed primarily through internally available resources including sales of invested assets, two issuances of MEDS and two issuances of Capital Securities, and borrowings. The major base of operations for Chubb Life remains in Concord, New Hampshire. Further details are provided in MD&A.

   In October 1995, the Registrant acquired AH Life from a subsidiary of Household International, Inc (HI). The acquisition was effective as of October 1. First Alexander Hamilton Life Insurance Company (FAHL) also was acquired effective October 1, 1995. AH Life Periodic Payment Annuity (PPA) contracts, consisting primarily of structured settlements and lottery business, and Corporate Owned Life Insurance (COLI), written prior to the acquisition, as well as certain pre-acquisition credit life, accident and health and other business written in conjunction with the lending activities of HI, were 100% reinsured with affiliates of HI on a coinsurance basis.

   On September 30, 1996, the Registrant recaptured a portion of the reinsured PPA block of business from HI. This transaction was completed by HI transferring approximately $463 million in assets and reserves of $489 million to AH (Michigan) Life Insurance Company, a newly formed insurance subsidiary of AH Life.

   On May 31, 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in a transaction which was accomplished through an assumption reinsurance agreement that was part of an approved plan of rehabilitation for KCL. Under the agreement, assets consisting primarily of cash, debt securities, policy loans and receivables with aggregate fair value of $872 million were transferred to JP Life, and JP Life assumed liabilities with aggregate fair value of $1.096 billion. On November 30, 1996 JP Life completed the KCL transaction by assuming approximately 4,000 additional policies.

   On December 23, 1994, the Registrant signed a definitive agreement to sell Jefferson-Pilot Fire & Casualty Company (JPF&C), and after regulatory approval, the sale was closed on April 3, 1995. Operations of JPF&C are disclosed as "Discontinued Operations" in the Registrant's Consolidated Financial Statements.

   On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc. were sold. Prior to the sale, it was part of the Company's Communications business segment.

   During 1996 JPCC acquired two additional FM radio stations in San Diego, CA, and in early 1997 it acquired an additional FM station in Denver.

   (b)  Financial Information About Industry Segments

   Industry segment information is presented in Note 16, Segment Information of the Notes to Consolidated Financial Statements included in Item 8.

   (c)  Narrative Description of Business

   Premiums derived from the principal products and services of Registrant's continuing insurance subsidiaries and revenues from the Communications segment for the past three years are as follows (in millions):

                                              1997      1996     1995
                                             ------     ----     ----
Life insurance segment:
  Individual life and annuity premiums       $  184     $179     $150
  Group life premiums                            69       70       68
  Interest-sensitive product considerations     461      310      160
  Other considerations                           36       28       21
                                             ------     ----     ----
Life premiums and other considerations       $  750     $587     $399
Accident and health premiums                    385      407      411
                                             ------     ----     ----
                                             $1,135     $994     $810
                                             ======     ====     ====
Communications segment:
  Broadcast and media services revenue       $  194     $187     $164
                                             ======     ====     ====

      The following is a brief description of the principal wholly-owned subsidiaries of Registrant with a description of the principal products provided and services rendered and the markets for, and methods of distribution of, such products and services.

                        INSURANCE COMPANY SUBSIDIARIES

   JP Life, domiciled in North Carolina, commenced business operations in 1903. It is authorized to write insurance in 49 states, the District of Columbia, the Virgin Islands and Puerto Rico. The Company is primarily engaged in the writing of whole life, term, annuity and endowment policies on an individual ordinary basis, and group life and group accident and health insurance policies. Accident and health insurance is also written on an individual basis.

   Chubb Life, domiciled in New Hampshire, through predecessor companies commenced business in 1903. It is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. The name is being changed to Jefferson Pilot Financial Insurance Company effective May 1, 1998.

   Chubb Colonial, domiciled in New Jersey, commenced business in 1897. It is authorized to write insurance in 50 states, the District of Columbia, four U.S. possessions/territories and Taiwan. The name is being changed to Jefferson Pilot LifeAmerica Insurance Company effective May 1, 1998.

   Chubb Sovereign, domiciled in New Hampshire, commenced business in 1963.
It is authorized to write insurance in 47 states and the District of Columbia.

   The Chubb insurance companies are primarily engaged in writing universal life, variable universal life, variable annuity and term life insurance policies.

   AH Life commenced business in 1977. It is authorized to write insurance in 49 states, the District of Columbia and Canada, and is primarily engaged in writing annuity and universal life policies.

   FAHL, domiciled in New York, commenced business in 1987. It is authorized to write insurance in New York only and is primarily engaged in writing individual annuity policies.

   Life Insurance. Life policies offered by the insurance companies include continuous and limited-pay life and endowment policies, universal life policies and annuity contracts both fixed and variable, retirement income plans, and level and decreasing term insurance. On most policies, accidental death and disability benefits are available in the form of riders. At times, substandard risks are accepted at higher premiums.

   The companies market individual products through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions and a targeted marketing division. Annuities and investment products also are marketed through investment professionals and broker-dealers. Group products are marketed through group brokers, career agents and home service agents. Individual health products are marketed through all of the Company's sales forces and through brokers.

   Accident and Health Insurance. The insurance subsidiaries write substantially all of their accident and health policies on a group basis. Group insurance is generally issued to employers covering their employees and to associations covering their members. Strategies are being implemented to improve group operations as more fully discussed in MD&A.

Other Information Regarding Insurance Company Subsidiaries

   Regulation. Insurance companies are subject to regulation and supervision in the states in which they do business. Although the extent of such regulation varies from state to state, generally the insurance laws establish supervisory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, approval of the forms of policies used, the regulation of trade practices and market conduct, form and content of required financial statements, reserve requirements, permitted investments, the approval of dividends and, in general, the conduct of all insurance activities.

   The companies are also required under these laws to file detailed annual reports with the supervisory agencies in the various states in which each does business, and business and accounts are subject to examination at any time by such agencies. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, companies are examined periodically (usually at three-year intervals) by the supervisory agencies of one or more of the states in which they do business.

     Various states, including North Carolina, Michigan, New Hampshire, New Jersey and New York, have enacted insurance holding company legislation which requires the registration of and periodic reporting by licensed insurance companies which are controlled by other corporations. Registrant's insurance subsidiaries have registered as members of an "insurance holding company system" under applicable statutes. Many statutes require prior approval by state insurance regulators of transactions with affiliates (including prior approval of payment of extraordinary dividends by insurance subsidiaries) and of acquisitions of insurance companies.

   Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

Competition. The insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers. A large number of established insurance companies compete in the states in which the companies transact business. Many of these competing companies are mutual companies, which are considered by some to have an advantage because of the fact that such companies write participating policies exclusively, under which profits may inure to the benefit of the policyholder. The companies provide participating policies which are believed to be generally competitive with analogous policies offered by mutual companies.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions is increasing. Existing tax laws affect the taxation of life insurance and many competing products. Various proposals for changes have been made, some of which could adversely affect the taxation of certain products, and thus impact their marketing and the volume of policies surrendered.

   Employees. As of December 31, 1997, the insurance operations of the Registrant employed approximately 4,200 agents and employees and held contracts with an additional 27,000 independent agents.

                   COMMUNICATIONS COMPANY SUBSIDIARIES

   JPCC owns and operates television and radio stations as well as Jefferson-Pilot Sports, a production and syndication business, and Co-Opportunities, a co-op advertising consulting business.

Television Operations

   JPCC owns and operates three television stations. WBTV, Channel 3, Charlotte, NC, is affiliated with CBS under a Network Affiliation Agreement expiring on December 31, 1998. Absent cancellation by either party, the Agreement will be renewed for successive two-year periods. WWBT, Channel 12, Richmond, VA, is affiliated with NBC under a Network Affiliation Agreement expiring August 15, 2002. Absent cancellation by either party, the Agreement will be renewed for successive five-year periods. WCSC, Channel 5, Charleston, SC, is affiliated with CBS under a Network Affiliation Agreement expiring on December 31, 1998. Absent cancellation by either party, the Agreement will be renewed for successive two-year periods.

Radio Operations

   JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO, one AM and two FM stations in Miami, FL and one AM and three FM stations in San Diego, CA.

Other Information Regarding Communications Companies

   Competition. The radio and television stations compete for programming, talent, and revenues with other radio and television stations in their respective market areas as well as with other advertising and entertainment media. JPCC's other divisions compete with other vendors of similar products and services.

   Employees. As of December 31, 1997, JPCC and its subsidiaries employed approximately 800 persons full time.

   Federal Regulation. Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC, among other things, to issue, revoke, or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the apparatus used by stations, establish areas to be served, adopt such regulations as may be necessary to carry out the provisions of the Act, and to impose certain penalties for violation of such regulations. The Act and present regulations prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

   Future broadcasting licenses will be granted for a period of eight years for both television and radio and, upon application therefor and in the absence of adverse claims as to the licensee's qualifications or performance, will normally be renewed by the FCC for an additional term. All necessary renewal applications have been timely filed, and renewals are expected in due course.

   (d) Foreign Operations

   Substantially all operations are conducted within the United States. Subsidiaries have begun life insurance operations in Argentina and Uruguay, and Chubb Life has a life insurance branch in Taiwan.

Item 2.  Properties

   Registrant utilizes space and personnel of JP Life. JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building. These structures house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. It also owns 233 acres in Guilford County, North Carolina, formerly home office of Pilot Life Insurance Company, and over 400 acres of land in northwestern Guilford County which will be developed. Office space is leased in Lexington, Kentucky for operation of the Kentucky Central Life business assumed.

   AH Life owns an office building in Farmington Hills, Michigan which had been used as its home office.

   Insurance sales office space is leased in various jurisdictions, as is Chubb Life's small computer center in Chattanooga, Tennessee.

   Chubb Life's home office complex, located in Concord, New Hampshire on approximately 196 acres owned by Chubb Life, consists of two buildings. One building is occupied pursuant to an Operating Lease with a third party, which also leases the ground under a Ground Lease running through 2040. Chubb Life acquires ownership of the building at the end of the Ground Lease, and can acquire earlier. Chubb Life also owns a separate non-adjoining seven acre parcel with a building used for printing and off-site storage.

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

   Dennis R. Glass, Executive Vice President, Chief Financial Officer and Treasurer, joined the Registrant in October 1993. From 1991 to October 1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and CFO of the company. From 1983 to 1991, he was associated with the Portman Companies, having last served as Executive Vice President and CFO. Kenneth C. Mlekush, Executive Vice President, joined the Registrant in January 1993. From 1989 through 1992, he was associated with Southland Life Insurance Company and its parent, Georgia US, last serving as President and Chief Operating Officer of Southland Life, and Executive Vice President of Georgia US. E. Jay Yelton, Executive Vice President - Investments, joined the Registrant in October 1993, and for more than five years prior thereto was President of the Investment Centre. John D. Hopkins, Executive Vice President and General Counsel, joined the

Registrant in April
1993, and for more than five years prior thereto was a partner in the Atlanta law firm of King & Spalding.

Theresa M. Stone, Executive Vice President of the Registrant and President of JPCC since July 1, 1997, was previously President and Chief Executive Officer of Chubb Life from December 1994, and Executive Vice President in 1995 to May 13 and Senior Vice President from 1990 to 1994 of The Chubb Corporation.

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


                               PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

                        JEFFERSON-PILOT CORPORATION
                  MARKET VALUE PER SHARE OF COMMON STOCK
                         1997               1996               1995
                   ----------------   ---------------    ----------------
First Quarter      $61 1/2 - 54 3/8   $58 1/4 - 45 1/8   $39 3/8 - 34 3/4
Second Quarter     $71 1/8 - 51 1/2   $55 5/8 - 50 1/4   $39 1/2 - 33 7/8
Third Quarter      $80 1/4 - 67 5/16  $55 1/8 - 49 7/8   $43 3/4 - 35 7/8
Fourth Quarter     $86 3/4 - 72 3/8   $59 5/8 - 51 3/8   $48 1/8 - 42 7/8


     Dividends are included in Item 6.

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A.

Item 6.  Selected Financial Data


               JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                  SUMMARY OF SELECTED FINANCIAL DATA

                                                           1997       1996      1995     1994      1993
                                                       --------------------------------------------------
                                                      (In Millions Except Share and Per Share Information)
Operating income before initial FAS 106
 application and gain from sales of investments:
 Continuing operations                                 $   323   $    263  $    222  $   191   $   173
 Discontinued operations                                     -          -         2        9         8
                                                       ------------------------------------------------
Operating income                                           323        263       224      200       181
Gain from sales of investments, net of taxes:
 Continuing operations                                      73         31        34       39        36
 Discontinued operations                                     -          -        16        -         2
                                                       ------------------------------------------------
Gain from sales of investments                              73         31        50       39        38
                                                       ------------------------------------------------
Income before initial FAS 106 application                  396        294       274      239       219
Dividends on preferred stock                               (26)        (3)       (1)       -         -
Initial effect of FAS 106                                    -          -         -        -       (24)
                                                       ------------------------------------------------
Net income applicable to common shareholders           $   370   $    291  $    273  $   239   $   195
                                                       ================================================


Income per share of common stock:
Operating income before initial FAS 106 application
 and gain from sales of investments:
 Continuing operations                                 $  4.20   $   3.66  $   3.09  $  2.62   $  2.31
 Discontinued operations                                     -          -      0.03     0.13      0.11
                                                       ------------------------------------------------
Operating income                                          4.20       3.66      3.12     2.75      2.42
Gain from sales of investments, net of taxes:
 Continuing operations                                    1.03       0.43      0.46     0.53      0.47
 Discontinued operations                                     -          -      0.23        -      0.02
                                                       ------------------------------------------------
Gain from sales of investments                            1.03       0.43      0.69     0.53      0.49
                                                       ------------------------------------------------
Income before initial FAS 106 application                 5.23       4.09      3.81     3.28      2.91
Initial effect of FAS 106                                    -          -         -        -     (0.32)
                                                       ------------------------------------------------
Net income                                             $  5.23   $   4.09  $   3.81  $  3.28   $  2.59
                                                       ================================================
Income per share of common stock - assuming dilution:
 Operating income                                      $  4.17   $   3.64  $   3.11  $  2.75   $  2.42
                                                       ================================================
Net income                                             $  5.20   $   4.07  $   3.80  $  3.28   $  2.59
                                                       ================================================

Cash dividends paid on common stock                    $   110   $    100  $     88  $    82   $    76
                                                       ================================================

Cash dividends paid per common share:
 First quarter                                         $    .36  $    .32  $    .29  $   .26   $   .23
 Second quarter                                             .40       .36       .32      .29       .26
 Third quarter                                              .40       .36       .32      .29       .26
 Fourth quarter                                             .40       .36       .32      .29       .26
                                                       ------------------------------------------------
      Total                                            $   1.56  $   1.40  $   1.25  $  1.12   $  1.01
                                                       ================================================

Average common shares outstanding (thousands)            70,811    71,074    71,694   72,961    75,375
                                                       ================================================

Assets                                                 $ 23,131  $ 17,562  $ 16,478  $ 6,140   $ 5,641
                                                       ================================================

Debt, capital securities and mandatorily
 redeemable preferred stock                            $    969  $    423  $    417  $    29   $    40
                                                       ================================================

Stockholders' equity                                   $  2,732  $  2,297  $  2,156  $ 1,733   $ 1,733
                                                       ================================================

Stockholders' equity per share of common stock         $  38.56  $  32.47  $  30.28  $ 23.84   $ 23.36
                                                       ================================================


Note: All share information has been restated to reflect a December 1995 3-for-2 (50%) stock split effected in the form of a dividend. Cash dividends per share may not add due to rounding related to this split.

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                           REVENUE BY SOURCES

                                                1997     1996     1995     1994     1993
                                              ------------------------------------------
                                                             (In Millions)
Individual Life                               $1,292   $  927   $  594   $  410   $  408
Annuity and investment products                  510      456      238      119      104
Group insurance                                  481      513      513      497      475
                                              -------------------------------------------
Insurance                                      2,283    1,896    1,345    1,026      987
Communications                                   190      189      164      173      145
Parent and other                                  (6)      (7)      10        9        6
Realized investment gains                        111       47       49       61       54
                                              -------------------------------------------
Revenues, continuing operations                2,578    2,125    1,568    1,269    1,192
Discontinued operations                            -        -       36       65       54
                                              -------------------------------------------
     Total Revenues                           $2,578   $2,125   $1,604   $1,334   $1,246
                                              ===========================================



               JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                         NET INCOME BY SOURCES

                                                1997     1996     1995     1994     1993
                                              -------------------------------------------
                                                             (In Millions)
Individual life                               $  215   $  155   $  119   $   93   $   91
Annuity and investment products                   71       65       41       31       26
Group insurance                                   12       25       38       44       41
                                              -------------------------------------------
Insurance                                        298      245      198      168      158
Communications                                    28       28       22       22       17
Parent and other                                 (29)     (13)       1        1       (2)
Realized investment gains, net of taxes           73       31       34       39       36
                                              -------------------------------------------
Net income, continuing operations                370      291      255      230      209
Discontinued operations                            -        -       18        9       10
Accumulated postretirement benefit obligation      -        -        -        -      (24)
                                              -------------------------------------------
Net Income                                    $  370   $  291   $  273   $  239   $  195
                                              ===========================================

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTAL INSURANCE INFORMATION

                                                        1997       1996       1995       1994       1993
                                                    ----------------------------------------------------
                                                                         (In Millions)
New Life Insurance Written (Excludes
     Annuities):
     Ordinary - life and endowment                  $  8,671  $   5,105    $  3,929   $  2,652  $  1,692
     Ordinary - term                                   3,289      2,914       1,414      1,054       800
                                                    ----------------------------------------------------
     Total individual life                            11,960      8,019       5,343      3,706     2,492
     Group                                             1,578      2,725       3,582      3,199     4,621
                                                    ----------------------------------------------------
Total new life insurance written                    $ 13,538  $  10,744    $  8,925   $  6,905  $  7,113
                                                    ====================================================

Life Insurance In Force (Excludes Annuities):
     Ordinary - life and endowment                  $100,157  $  58,244    $ 58,435   $ 15,559  $ 13,882
     Ordinary - term                                  37,096     13,385      11,511      4,000     3,686
     Weekly premium                                       72         76          80         83        87
                                                    ----------------------------------------------------
     Total individual life                           137,325     71,705      70,026     19,642    17,655
     Group                                            24,771     27,224      26,389     25,417    23,936
                                                    ----------------------------------------------------
Total life insurance in force                       $162,096  $  98,929    $ 96,415   $ 45,059  $ 41,591
                                                    ====================================================

Individual Insurance Premiums *:
     First year life                                $    385  $     240    $    119   $     43  $     29
     Renewal and other life                              804        437         263        169       166
     Annuity                                             647        607         380        250       175
     Accident and health                                  28         21          24         28        28
                                                    ----------------------------------------------------
Total individual insurance premiums                 $  1,864  $   1,305    $    786   $    490  $    398
                                                    ====================================================

Group Insurance Premiums *:
     Group life & annuity                           $    145  $     114    $     88   $     70  $     64
     Group A & H                                         355        386         387        371       358
     Group A & H equivalents                             228        238         285        307       282
                                                    ----------------------------------------------------
Total group premiums and equivalents                $    728  $     738    $    760   $    748  $    704
                                                    ====================================================

Group Net Income by Source:
     Group life & annuity                           $     13  $      10    $     12   $     10  $     13
     Group A & H                                          (1)        15          26         34        28
                                                    ----------------------------------------------------
Total group net income                              $     12  $      25    $     38   $     44  $     41
                                                    ====================================================


    *  Premiums are shown on FAS 60 basis.
       First year life premiums include universal life single premiums.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


                    JEFFERSON-PILOT CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1997 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively referred to as JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.

Company Profile

The Company has two business segments: Insurance and Communications. Within the Insurance segment, JP offers Individual Life Products, Annuity and Investment Products, and Group Products through the following subsidiaries:
Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), and recently acquired Chubb Life Insurance Company of America and its subsidiaries, Chubb Colonial Life Insurance Company (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign). Within the Communications business segment, JP operates 3 television and 17 radio broadcasting stations and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications Company (JPCC) and its subsidiaries.

JP's revenues are derived approximately 88.5% from Insurance (which consists of 50.1% from Individual Life Products, 19.8% from Annuity and Investment Products and 18.6% from Group Products), 7.4% from Communications (2.9% from television, 3.2% from radio, and 1.3% from sports and entertainment) and 4.1% from Other. This composition has shifted more towards Insurance since 1995 as a result of acquisitions.


Acquisition Summary

JP's acquisition strategy is designed to deploy capital to enhance its core business growth. The focus of such acquisitions is to increase distribution, add product offerings, and provide economies of scale. In May 1997, the Company acquired Chubb Life Insurance Company of America and subsidiaries (collectively, Chubb Life). In October 1995, JP acquired Alexander Hamilton Life Insurance Company of America and FAHL (collectively, AH Life). The discussion of these acquisitions and other significant transactions contained in Note 1 is incorporated herein by reference.


Results of Operations

In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated. Also, results discussed as "excluding acquisitions" exclude the effects of Chubb Life in comparisons between 1997 and 1996, and exclude AH Life and the business assumed from Kentucky Central Life (KCL) for comparisons between 1996 and 1995.

Income from continuing operations increased 27.5% in 1997 and 14.2% in 1996 due to increased profitablility in the Insurance segment. The following tables illustrate JP's results before and after the inclusion of realized investment gains.

                                                        1997        1996        1995
                                                      -------------------------------
Consolidated Summary of Income

Income available to common stockholders
 before realized investment gains:
   Continuing operations                              $297.1      $259.8      $221.3
   Discontinued operations                                -           -          2.2
                                                      -------------------------------
Operating income                                       297.1       259.8       223.5
                                                      -------------------------------
Realized investment gains (net of
 applicable income taxes):
   Continuing operations                                73.4        30.7        33.1
   Discontinued operations                                -           -         16.4
                                                      -------------------------------
                                                        73.4        30.7        49.5
                                                      -------------------------------
Net income available to common stockholders           $370.5      $290.5      $273.0
                                                      ===============================

Consolidated Earnings Per Share

Income available to common stockholders
 before realized investment gains:
   Continuing operations                              $ 4.20      $ 3.66      $ 3.09
   Discontinued operations                                -            -        0.03
                                                      ------------------------------
Operating income                                        4.20        3.66        3.12
                                                      ------------------------------
Realized investment gains (net of
 applicable income taxes):
   Continuing operations                                1.03        0.43        0.46
   Discontinued operations                                -           -         0.23
                                                      ------------------------------
                                                        1.03        0.43        0.69
                                                      ------------------------------
Net income available to common stockholders           $ 5.23      $ 4.09      $ 3.81
                                                      ==============================

Net income available to common stockholders
 - assuming dilution                                  $ 5.20      $ 4.07      $ 3.80
                                                      ==============================


These results were achieved in spite of declines in earnings in the Group Products class. Excluding the earnings impact of acquisitions and related financing costs as well as the Group Products earnings, operating income increased 11.4% in 1997 and 16.1% in 1996.

Net realized gains in 1997 increased over historical levels due to sales of investments to finance the acquisition of Chubb Life. Approximately 90% of 1997's realized gains were due to sales of investments in common stocks.

Earnings per share increased 27.9% and 7.3% in 1997 and 1996 due to acquisitions, increased profitability and realized gains noted above, and the reacquisition of shares in the third quarter of 1996. On an operating income basis, earnings per share increased 14.8% and 17.3% in 1997 and 1996, due primarily to improved operating results in the Insurance segment, including the impact of acquisitions. Earnings per share - assuming dilution increased 27.8% and 7.1%.

A more detailed discussion of operating results by segment and product class follows.



Operating Earnings by Business Segment

Operating income of the Insurance and Communications business segments includes investment income but excludes net realized investment gains.

Earnings on investments of the parent company, dividends on preferred stock and Capital Securities, parent company operating expenses, interest expense and consolidation entries are included in the "Other" category.
Substantially all the Company's capital is allocated to the business segments.

The following table illustrates JP's results by segment and product class.

                                                        1997         1996         1995
                                                      ----------------------------------
Insurance:
Individual Life Products                               $214.9       $154.7       $118.5
Annuity and Investment Products                          71.5         65.4         41.8
Group Products                                           11.8         25.0         37.7
                                                       ---------------------------------
                                                        298.2        245.1        198.0
Communications                                           27.5         28.2         23.6
Discontinued operations                                    -            -           2.2
Other                                                   (28.6)       (13.5)        (0.3)
                                                       ---------------------------------
Operating income available to common stockholders       297.1        259.8        223.5
Net realized investment gains                            73.4         30.7         49.5
                                                       ---------------------------------
Net income available to common stockholders            $370.5       $290.5       $273.0
                                                       =================================

Insurance

The Insurance segment includes three product classes: Individual Life Products, Annuity and Investment Products and Group Products.

Individual Life Products

The Individual Life Products distribution systems offer a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions and a targeted marketing division. Operating results were:

                                        1997       1996      1995      1994      1993
                                      ------------------------------------------------
Premiums and other considerations     $  667.0    $463.0    $294.4    $188.9    $184.8
Net investment income                    625.1     464.1     298.9     216.8     218.3
                                      ------------------------------------------------
Total revenues                         1,292.1     927.1     593.3     405.7     403.1
                                      ------------------------------------------------
Policy benefits                          700.8     507.3     309.8     211.2     203.0
Expenses                                 261.3     184.2     107.8      57.3      67.0
                                      ------------------------------------------------
Total benefits and expenses              962.1     691.5     417.6     268.5     270.0
                                      ------------------------------------------------
Operating income before income taxes     330.0     235.6     175.7     137.2     133.1
Provision for income taxes               115.1      80.9      57.2      44.8      42.8
                                      ------------------------------------------------
Operating income                      $  214.9    $154.7    $118.5    $ 92.4    $ 90.3
                                      ================================================

Individual Life operating income increased $60.2 or 38.9% and $36.2 or 30.5% in 1997 and 1996. This growth was largely due to acquisitions.

Total premiums and receipts for policyholder accounts for life products increased 74.2% to $1,216.8 for 1997 and 71.8% to $698.7 in 1996. Excluding
the impact of the Chubb Life acquisition, new first-year life insurance premiums and receipts for policyholder accounts for 1997 increased $45.1 or 18.8% from 1996, primarily due to an increase in bank marketing sales. Renewal and single life premiums for 1997 increased 5%, excluding Chubb Life. Excluding the impact of acquisitions, 1996 total premiums and receipts increased 6.6% from 1995.

Net investment income increased $161.0 or 34.7% in 1997 and $165.2 or 55.3% in 1996, consistent with the increase in policyholder fund balances from internal growth and acquisitions. Average policyholder fund balances of interest sensitive products of $4,280, excluding Chubb Life, represent a 6.8% increase over the $4,008 of average fund balances for 1996. In 1996, average policyholder fund balances increased 91.6% (17.7% excluding acquisitions) over 1995.

Policy benefits, excluding Chubb Life, increased $8.8 or 1.7% over 1996. Excluding acquisitions, policy benefits in 1996 increased $3.5 or 1.6% over 1995. Increases in fund balances resulted in interest credited to policyholder funds increasing $20.8 or 8.8% in 1997 and $7.2 or 14.3% in 1996, excluding acquisitions. Death benefits declined 4.0% from 1996, which was 3.8% higher than in 1995, excluding acquisitions. In addition, surrender benefits on traditional coverages declined by 11.1% in 1997 and increased 10.4% in 1996. The 1997 decline was due to better persistency in the career distribution channel and in the block of business assumed from KCL in 1995.

Excluding acquisitions, 1997 expenses were down $22.7 or 12.3% compared to 1996, which had increased $4.7 or 7.4% compared to 1995. General and administrative expenses declined in 1997 due to efficiencies realized from the integration of purchased businesses. Amortization of deferred acquisition costs on the KCL block declined $15.0 or 31.3% compared to 1996 due to improved persistency in the block. 1996 had shown an increase of $16.1 or 50.3% compared to annualized 1995 amortization, due to higher surrender rates.


Annuity and Investment Products

Annuity and Investment Products (AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                        1997     1996     1995     1994     1993
                                       ------------------------------------------
Premiums and other considerations      $ 34.9   $ 66.5   $ 49.4   $ 14.8   $ 11.3
Net investment income                   440.0    385.6    185.9    104.3     92.8
Other income                             35.0      4.3      3.0      4.4      4.5
                                       ------------------------------------------
Total revenues                          509.9    456.4    238.3    123.5    108.6
                                       ------------------------------------------
Policy benefits                         325.6    316.6    158.4     63.9     57.6
Expenses                                 74.2     40.2     17.8     12.3     11.5
                                       ------------------------------------------
Total benefits and expenses             399.8    356.8    176.2     76.2     69.1
                                       ------------------------------------------
Operating income before income taxes    110.1     99.6     62.1     47.3     39.5
Provision for income taxes               38.6     34.2     20.3     15.5     12.8
                                       ------------------------------------------
Operating income                       $ 71.5   $ 65.4   $ 41.8   $ 31.8   $ 26.7
                                       ==========================================

Operating income increased $6.1 or 9.3% in 1997 and $23.6 or 56.5% in 1996. The results for 1997 were negatively impacted by administrative office restructuring charges and a redeployment of allocated corporate capital. Other than the redeployment of capital, the Chubb Life acquisition did not significantly impact AIP operating earnings. Excluding the impact of acquisitions, 1996 operating income increased 2% from 1995 levels. Average assets under management (net of reinsurance) increased 19.2% to $5,820 in 1997 from $4,882 in 1996 as a result of internal growth, the third quarter 1996 recapture of a block of periodic payment annuities from affiliates of Household International, Inc. (Household) and the acquisition of Chubb Life AIP assets under management of $353.9.

Fixed annuity receipts were $596.3 for 1997 compared to $556.8 for 1996 and $379.7 for 1995. Fixed annuity benefits and surrenders as a percentage of beginning fund balances were 15.0% and 13.4% in 1997 and 1996. Annuity surrenders may increase as the percentage of the business that can be withdrawn by policyholders without incurring a surrender charge increases.

Reported spreads (the difference between yield on the investment portfolio less interest credited to policyholders as reflected in the income statement) were 1.99% and 2.06% for 1997 and 1996. During 1997, first year "bonus" interest credited, net of related amortization, of $4.7 was deferred. The nominal spread, which reflects interest credited before deferral of bonus interest, was 1.87% for 1997. Prior to 1997, deferred bonus interest amounts were insignificant.

Premiums and other considerations decreased 47.5% in 1997 after increasing 34.6% in 1996. The decline occurred on record sales of single premium immediate annuities during 1996 and increased competition in that market in 1997. The increase in other income during 1997 relates to the broker-dealer subsidiary acquired with Chubb Life. Net investment income increased $34.4 or 8.9% in 1997 and $9.1 or 7.5% in 1996, excluding the impact of acquisitions, as assets under management increased. The average investment yield was 7.44% and 7.41% for 1997 and 1996.

Policy benefits excluding acquisitions decreased $6.3 or 2.0% in 1997 versus a 1996 increase of $17.4 or 15.7% as the level of single premium immediate annuities in force continued to decline. Interest credited on policyholder account balances increased 10.5% in 1997 and 9.0% in 1996, excluding acquisitions. The 1997 increase in expenses consists primarily of broker/dealer commissions related to sales of variable rate products.


Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income, dental and retirement plans. Operating results were:

                                        1997     1996     1995     1994     1993
                                       ------------------------------------------
Premiums and other considerations      $432.6   $465.0   $466.2   $451.5   $431.5
Net investment income                    47.9     48.0     46.9     44.9     43.4
Other income                               -        -        -        -       0.3
                                       ------------------------------------------
Total revenues                          480.5    513.0    513.1    496.4    475.2
                                       ------------------------------------------
Policy benefits                         373.0    387.0    374.2    352.8    341.1
Expenses                                 89.7     88.4     83.2     78.0     73.8
                                       ------------------------------------------
Total benefits and expenses             462.7    475.4    457.4    430.8    414.9
                                       ------------------------------------------
Operating income before income taxes     17.8     37.6     55.7     65.6     60.3
Provision for income taxes                6.0     12.6     18.0     21.4     19.2
                                       ------------------------------------------
Operating income                       $ 11.8    $25.0    $37.7    $44.2    $41.1
                                       ==========================================

Premiums and premium equivalents       $728.0   $738.3   $760.3   $748.0   $704.3
                                       ==========================================

Overall, Group operating income declined $13.2 or 52.8% in 1997 and $12.7 or 33.7% in 1996, as a result of difficult industry conditions in the accident and health insurance lines. As a percentage of total revenues, operating income was 2.5% and 4.9% for 1997 and 1996. Premiums continue to decline due to the competitive environment and as a result of policy lapses, caused in part by rate increases. For 1997, policy benefits as a percentage of premiums and other considerations increased to 86.2% from 83.2% in 1996 and 80.3% in 1995.

Group life and annuity operating income was $12.4, $10.3 and $11.8 in 1997, 1996 and 1995. Life and annuity premium receipts increased $30.7 or 27.0% during 1997, primarily due to growth in existing life cases and new annuity sales. Favorable mortality experience had a positive impact on life results for the year.

Group accident and health operating income was $(.6), $14.7 and $25.9 for 1997, 1996 and 1995. Conventional medical coverages continue to be impacted by increased utilization of health care services and medical inflation, which escalated during the year. Rate increases have partially mitigated these factors. Favorable medical experience among alternatively-funded medical coverages in 1996 and 1995 has returned to a more typical level in 1997. Disability results remain below the prior year due to an increase in the new claims rate and a decrease in the claims termination rate.

Recently, the Company implemented certain strategic initiatives to improve earnings in the Group Products class, including an increased emphasis on life and disability products. These products will be marketed through additional distribution channels, including the Company's Individual Life agency channels. With respect to accident and health products, the focus will be on retaining existing profitable business, while sales to new customers will be de-emphasized until such time as health profit targets are being met. Group health marketing efforts will focus on North Carolina and four other Southeastern states, where the Company's presence is strongest. Lastly, the Company is pursuing significant expense reductions in its Group operations.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                               1997     1996     1995     1994     1993
                                              ------------------------------------------
Communications sales and other income         $195.7   $188.8   $163.8   $173.5   $138.3
Net investment income (interest expense)        (5.2)     0.6      0.4     (1.0)     6.7
                                              ------------------------------------------
Total revenues                                 190.5    189.4    164.2    172.5    145.0
                                              ------------------------------------------
Operating costs                                130.6    130.9    113.4    120.8    100.1
Depreciation and amortization                   11.0      9.3      8.8     10.2     10.9
General expenses                                 4.1      3.8      3.0      5.3      6.5
                                              ------------------------------------------
Total expenses                                 145.7    144.0    125.2    136.3    117.5
                                              ------------------------------------------
Operating income before income taxes            44.8     45.4     39.0     36.2     27.5
Provision for income taxes                      17.3     17.2     15.4     14.2     10.2
                                              ------------------------------------------
Operating income                              $ 27.5   $ 28.2   $ 23.6   $ 22.0   $ 17.3
                                              ==========================================

Broadcast cash flow                           $ 65.0   $ 58.0   $ 47.8   $ 44.3   $ 30.5
                                              ==========================================

Operating income from the Communications segment declined $0.7 or 2.5% in 1997 compared to an increase of 19.5% in 1996. Results for 1997 and 1996 were positively impacted by tax refunds and related interest income of $0.3 and $2.6. Excluding the impact of these refunds, operating income for 1997 increased 6.3% over 1996. Net investment income in 1997 reflects increased interest expense on debt to finance acquisitions made since June 30, 1996, versus interest income from the tax refund in 1996.

Net sale of time for the Radio division increased 20.0% and 22.5% for 1997 and 1996. These increases were the result of acquisitions and a favorable advertising environment. On a same station basis, adjusting for the effect of the late 1996 acquisitions in San Diego and the early 1997 acquisition in Denver, annual Radio revenues were up 10.4% and broadcast cash flows increased 9.1% in 1997. In total, Radio broadcast cash flows increased 18.1% and 28.7% in 1997 and 1996.

Due to continued strong audience levels and the favorable advertising environment, Television properties generated increases in revenues of 8.1% and 4.4% during 1997 and 1996. Cost of sales were up 6.6% for 1997, consistent with the increase in net sales, while operating expenses increased 1.9%, resulting in a 17.0% increase in broadcast cash flow for the year. Broadcast cash flow increased 10.6% in 1996.

Revenue from Sports operations decreased 24.7% during 1997 as a result of non-recurring Olympic revenues realized in 1996 and declines in advertising revenue for collegiate properties. The non-recurring Olympic revenues resulted in 1996 revenues exceeding 1995 levels by 33.4%. Cost of sales decreased 25.9% in 1997 and increased 36.1% in 1996, consistent with the changes in revenue in each year. As a result, broadcast cash flows declined 26.1% in 1997, after increasing 44.6% in 1996.

Total expenses increased 1.2% and 15.0% in 1997 and 1996. Expense growth in 1996 was primarily due to the acquisition of radio properties and the increase in the number of Sports events. Expenses as a percent of communication sales and other income for 1996 and 1995 of 76.3% and 76.4% decreased to 74.5% for 1997. The 1997 decrease was attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business.


Discontinued Operations and Other

Discontinued Operations
Discontinued operations include the operations of Jefferson-Pilot Fire & Casualty (JP F&C). In early 1995, JP sold JP F&C for cash of $55 and recorded a gain on sale of $16.4.

Other
Activities of the parent company and passive investment affiliates, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in the "Other" category. The following table summarizes the operating results:

                                          1997       1996       1995       1994       1993
                                         --------------------------------------------------

Earnings on investments                  $ 22.4     $ 19.1     $ 18.7     $13.2      $ 8.5
Interest expense on debt and
Exchangeable Securities                   (26.9)     (24.2)      (7.9)     (1.9)       (.6)
Operating Expenses                        (18.2)     (16.7)     (11.6)    (11.4)     (12.0)
Federal and state income tax benefits      19.8       11.8        1.4       0.7        2.6
                                         --------------------------------------------------
                                           (2.9)     (10.0)       0.6       0.6       (1.5)
Dividends on Capital Securities and
mandatorily redeemable preferred stock    (25.7)      (3.5)      (0.9)        -          -
                                         --------------------------------------------------
Operating income (loss)                  $(28.6)    $(13.5)    $ (0.3)    $ 0.6      $(1.5)
                                         ==================================================

Earnings on investments increased during 1997 as proceeds from issuance of debt securities were invested in interest bearing instruments for a short period prior to the closing of the Chubb Life acquisition. The increase in interest expense and dividends on Capital Securities and mandatorily redeemable preferred stock were both related to acquisition financing. Operating expenses represent costs incurred to fund corporate activities and will fluctuate based on the level of those activities. Federal and state income tax benefits include the tax benefits of preferred dividends on Capital Securities; such dividends are recorded gross of related tax effects.

Financial Position, Capital Resources and Liquidity

JP's resources are primarily represented by investments related to its Insurance segment, properties and other assets used in the Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $5,569 or 31.7% in 1997. Excluding incremental total assets of Chubb Life as of the acquisition date, the increase was $1,689 or 9.6%, which resulted from positive cash flow from operations, increases in Separate Account assets, increases in the market values of "available for sale" investments, increases in net policyholder contract deposits, and net incremental borrowings, partially offset by dividend payments.

The Insurance segment defers the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). Such amounts deferred were $742 and $669 at December 31, 1997 and 1996, an increase of 10.9%.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired, discounted at a risk-adjusted rate of return. This asset is amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the business. VOBA of $482 was recorded during 1997 related to the Chubb Life acquisition. VOBA of $325 was recorded in 1995 related to the AH Life acquisition. Note 6 contains rollforwards of DAC and VOBA for 1997, 1996 and 1995, and is incorporated herein by reference.

Goodwill (representing the cost of acquired businesses in excess of fair value of net assets) of $225 and $86 at December 31, 1997 and 1996 relates to the acquisitions of Chubb Life, AH Life and communication properties and is being amortized over periods ranging from 5 to 40 years, with a dollar-weighted average amortization period of approximately 32 years. Goodwill as a percentage of shareholders' equity was 8.2% and 3.7% at year end 1997 and 1996.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. In 1996, goodwill was decreased $7.9 due to purchase accounting adjustments.

At December 31, 1997 and 1996, JP had recorded reinsurance receivables of $1,250 and $1,213 and policy loans of $834 and $879 which are related to the businesses of AH Life that were coinsured with HI affiliates as described earlier. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $97 as of December 31, 1997 from a single reinsurer related to a block of business of Chubb Life that is 50% reinsured. JP and the reinsurer are joint and equal owners of $195 of securities and short-term investments which support the block.

Capital Resources

JP's capital adequacy is illustrated by the following table:

                                            1997       1996       1995       1994       1993
                                          ---------------------------------------------------
Total assets                              $23,131    $17,562    $16,478     $6,140     $5,641
Total stockholders' equity                $ 2,732    $ 2,297    $ 2,156     $1,733     $1,733
Ratio of stockholders' equity to assets     11.8%      13.1%      13.1%      28.2%      30.7%


The Company's ratio of capital to assets has declined over time as a result of acquisitions. Stockholders' equity includes net unrealized gains on securities of $675 and $501 at December 31, 1997 and 1996.

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

The Insurance segment is subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. This has enabled JP Life, AH Life and Chubb Life to attain the following ratings:

                                     JP Life     AH Life     Chubb Life
                                     -------     -------     ----------
              A.M. Best                A++         A++          A+
              Standard & Poor's        AAA         AAA          AA
              Duff and Phelps          AAA         AAA          AAA


Debt and Exchangeable Securities

In April 1997, the Company privately placed $75 of 6.95% Mandatorily Exchangeable Debt Securities (MEDS) and in June 1997, the Company privately placed $75 of 6.65% MEDS. The discussion of these issuances and the previously issued Adjustable Common Exchange Securities (ACES) contained in
Note 8 is incorporated herein by reference.

Short-term borrowings outstanding as of December 31, 1997 and 1996 consisted of commercial paper. The weighted average interest rates were 6.02% and 5.53%. During 1995, JP utilized uncommitted bank lines of credit to manage parent company cash flows. In October 1995, JP replaced these lines with an unsecured revolving credit agreement. In 1996, the Company began issuing commercial paper. The maximum commercial paper outstanding during 1997 and 1996 was $317 and $250.

JP has sold U. S. Treasury obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy. The maximum amounts outstanding were $242 and $281 during 1997 and 1996. The securities involved had a fair value and amortized cost of $232 and $231 and $241 and $235, as of year end 1997 and 1996.

Capital Securities and Mandatorily Redeemable Preferred Stock

In January and March 1997, the Company privately placed $200 of 8.14% Capital Securities Series A and $100 of 8.285% Capital Securities Series B. Net proceeds were temporarily invested prior to closing of the Chubb Life acquisition, in major part by reducing short-term borrowings under JP's ongoing commercial paper program.

Of the $53 of mandatorily redeemable preferred stock outstanding, $50 is redeemable at the holder's option beginning April 1998 and $3 beginning April 1999. The Company has been notified by the holder that $50 will be redeemed in April 1998.

While the Company has made no commitments for additional financing, additional securities may be issued to finance acquisitions or for other corporate purposes.


Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements. Primary sources of cash from the Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include purchase of investments, payment of benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business and income taxes. Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

Consolidated cash provided by operations for 1997, 1996 and 1995 were $648, $1,077 and $321. 1996 cash flows from operations were impacted by cash of approximately $462 received in conjunction with the retrocession assumption of periodic payment annuities from Household.

The Company used cash of $758 during the second quarter of 1997 to purchase Chubb Life. Such amount represents the purchase price less cash held by Chubb Life at the acquisition date. Exclusive of the $758, net cash used in investing activities was $415, $1,124 and $720 for 1997, 1996 and 1995. The reduction in 1997 reflects the liquidation of investments in the months preceding the Chubb Life acquisition, with the proceeds used to partially fund the acquisition.

Proceeds from the issuance of securities were $450 for 1997 (MEDS of $150 during second quarter and Capital Securities of $300 during first quarter). Net borrowings/(repayments) from short-term debt and securities sold under repurchase agreements were $(138), $40 and $130 for 1997, 1996 and 1995.
The 1997 amount primarily reflects maturities of securities sold under reverse repurchase agreements. Cash inflows/(outflows) from changes in policyholder contract deposits were $242, $114 and $359 for 1997, 1996 and 1995. Chubb Life contributed $217 toward the 1997 net inflow of policyholder deposits. Cash was used to pay dividends of $129, $103 and $89 during 1997, 1996 and 1995.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during 1997, 1996 and 1995 were $391, $156 and $134. JP Life has been the primary source of dividends. Of the 1997 dividends to JP by its subsidiaries, $219 from JP Life was specifically to assist in funding the Chubb Life acquisition. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. Because of the extraordinary dividends paid by JP Life and Chubb Life (to its former parent) during the second quarter of 1997, any future dividends by these companies through April 1998 will require regulatory approval. The Company obtained regulatory approval for a JP Life dividend of $30 which was paid on March 5, 1998. An additional $90 of dividends from JP Life are planned for 1998, a portion of which will require regulatory approval. The Company has no reason to believe that such approval will be withheld. No dividends from Chubb Life are planned for 1998.

Cash and short-term investments were $9, $105 and $122 at December 31, 1997, 1996 and 1995. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were

$564, $483 and $392 at December 31, 1997, 1996 and 1995. These securities, less the $327 (at December 31, 1997) of NationsBank stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at December 31, 1997 were $11,048.

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

JP held the following carrying amounts of investments:

                                          December 31, 1997         December 31, 1996
                                          -----------------         -----------------
Publicly-issued bonds                     $11,088       63%          $ 8,249      58%
Privately-placed bonds                      2,832       14             2,249      16
Commercial mortgage loans                   1,716        9             1,324       9
Common stock                                  893        5               905       6
Policy loans                                1,422        8             1,212       8
Preferred stock                                25        -                75       1
Real estate                                    75        1                75       1
Cash and other invested assets                 52        -               159       1
                                          -----------------          ----------------
Total                                     $18,103      100%          $14,248     100%
                                          =================          ================

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans, which as a percentage of total investments declined in 1997 due to the Chubb Life acquisition.

JP's Investment Policy Statement (Policy) requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A+", excluding mortgage loans. The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The Company monitors "higher risk" investments for compliance with the Policy and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in foreclosure are carried at the net present value of expected future cash flows. The Company has established a reserve to account for impaired mortgage loans which was $27 as of December 31, 1997 and 1996.



Carrying amounts of investments categorized as "higher risk" assets were:

                                       December 31, 1997       December 31, 1996
                                       -----------------       -----------------
Bonds near or in default               $     2       - %       $    12      0.1%
Bonds below investment grade               766      4.2            432      3.0
Mortgage loans 60 days delinquent
or in foreclosure                            7      0.1              9      0.1
Mortgage loans restructured                 13      0.1             14      0.1
Foreclosed properties                        4       -               3       -
                                       -----------------       -----------------
Sub-total, "higher risk assets"            792      4.4            470      3.3
All other investments                   17,311     95.6         13,778     96.7
                                       -----------------       -----------------
Total cash and investments             $18,103    100.0%       $14,248    100.0%
                                       =================       =================

The level of below investment grade bonds, which increased slightly during 1997, is within the guidelines authorized by the Policy. Generally, non-investment grade bonds, whether purchased via private placements or in public markets, are in the highest tier of ratings just below investment grade.

The investment policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company uses interest rate swaps to protect against interest rate fluctuations, to modify the interest characteristics of certain blocks of annuity contracts, and, on occasion, to protect against yield curve changes between identifying and closing mortgage loan and private placement investments. The Company is exposed to credit risks when entering into swap agreements and limits this risk by entering into agreements with multiple counterparties having high credit ratings.
The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $200, $254 and $125 were open as of December 31, 1997, 1996 and 1995. Termination of these arrangements under then current interest rates would have resulted in a gain of $6. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's) as of December 31 were:

                                                     1997           1996
                                                    ------         ------
Available for sale, at fair value:
Federal agency issued CMO's                         $2,398         $2,059
Corporate private-labeled CMO's                      1,485            913
                                                    ------         ------
Total                                               $3,883         $2,972
                                                    ======         ======

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. The majority of CMO holdings are sequential tranches of federal agency issuers. Chubb Life had CMO's of $751 at December 31, 1997, resulting in the overall increase since year end 1996. The CMO portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels. Due to the high quality and liquid nature of these investments, the Company believes that the impairment risks associated with these securities are no greater than those applicable to direct agency or corporate issues.

Net investment income grew 23.5% in 1997 to $1,103 versus 64.5% in 1996 to $893. In 1997 and 1996, net investment income without acquisitions grew 5.8% and 14.8% despite lower investment yields on new investments during the three year period.


Year 2000 Conversion Costs

The Company has been analyzing the Year 2000 computer systems problem since 1995. During the course of this analysis, the Company has ascertained that failure to alleviate Year 2000 systems problems could result in a material disruption to the Company's operations in the year 2000. A centralized oversight and project management process has been put into place to facilitate compliance of all Company information systems prior to the end of 1999. This oversight process includes communications with significant suppliers to the extent the Company's systems are vulnerable to those third parties' failure to remedy Year 2000 issues. The assessment phase of the Year 2000 effort (including mainframe and alternative systems) is complete for the majority of systems and several have been brought into Year 2000 compliance. To date, the Company has incurred external costs of $3. The remainder of this effort is expected to be completed by the third quarter of 1999 utilizing internal and external resources, with remaining external costs estimated at approximately $9. However, there can be no guarantee that these results will be achieved and actual results could differ materially. All costs associated with this effort are being expensed as incurred.


Market Risk Exposures

Since JP's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks. Continued favorable economic conditions in the United States, contributed to a decline in 10 year U.S. Treasury rates of 68 basis points in 1997 versus an 84 basis point increase in 1996. These forces contributed to an increase in unrealized gains on securities available for sale of $173 in 1997 and a decrease of $24 in 1996. Further, throughout 1997, various forces in the fixed income markets have resulted in a compression of risk premiums over Treasury securities that can be earned on new investments.

In a falling interest rate environment, the risk of prepayment on some fixed income securities increases, causing funds to be reinvested at lower yields. The Company limits this risk by concentrating the fixed income portfolio on non-callable securities, through careful selection of CMO's that are structured to minimize cash flow volatility and by purchasing securities that provide for "make-whole" type prepayment fees. Falling interest rates can also impact demand for the Company's products, as bank certificates of deposit with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain spreads between rates credited on interest-sensitive products and portfolio earnings rates, thereby prompting withdrawals by policyholders. The Company manages this risk by adjusting interest crediting rates, at least on an annual basis, with due regard to the yield of its investment portfolio and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

As is typical in the industry, the Company's life and annuity products contain minimum rate guarantees regarding interest credited. For interest sensitive life products the minimum rates range from approximately 4.0% to 5.5%, with an approximate weighted average of 4.5%. For annuity products, the minimum rates range from 3.0% to 5.5%, with the greatest concentration in the 3.5% to 4.0% range.

The Company employs various methodologies to manage its exposure to interest rate risks. The asset/liability management process focuses primarily on the management of interest rate risk of the Company's insurance operations. JP monitors the duration of insurance liabilities compared to the duration of assets backing the insurance lines, giving measurement to the optionality of cash flows. The Company's goal in such analysis is to prudently balance profitability and risk for each insurance product class, and for the Company in whole. At December 31, 1997 and 1996, 84.8% and 81.0% of life insurance invested assets at amortized cost were held for interest-sensitive portfolios and 15.2% and 19.0% were held for traditional portfolios and corporate capital and surplus.

The Company also considers the timing of cash flows arising from market risk sensitive instruments (other than trading) and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments (other than trading) include debt and equity securities available for sale and held to maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps, debt and Exchangeable Securities, and mandatorily redeemable preferred
stock.   The following table shows the estimated impact that various hypothetical interest rate scenarios would be expected to have on the Company's earnings for a calendar year, based on the assumptions contained in the Company's model:

            Change in Interest Rate         Incremental Income or (Loss)
            -----------------------         ----------------------------
              + 100 basis points                         $(2)
              +  50 basis points                          (1)
              -  50 basis points                           3
              - 100 basis points                           8


These estimates were derived by modeling estimated cash flows of the Company's market risk sensitive instruments and insurance portfolios.
Changes in interest rates illustrated above assume parallel shifts in the yield curve graded pro-rata over four quarters. Incremental income or loss is net of taxes at 35%. Estimated cash flows produced in the model assume reinvestments representative of JP's current investment strategy and calls/prepayments include scheduled maturities as well as those expected to occur when issuers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates among insurance portfolios give consideration to relationships expected between credited rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on the Company's existing business in force as of December 31, 1997 and does not consider new sales of life and annuity products or the potential impact (as discussed above) of interest rate fluctuations on sales.

The Company is exposed to equity price risk on its equity securities (other than trading). JP holds common stock with a fair value of $893. Approximately $500 of such value is represented by investments in a single issuer, NationsBank. Additionally, the Company has outstanding debt securities exchangeable into shares of NationsBank stock, referred to as Exchangeable Securities. Had the Exchangeable Securities been redeemable as of year end, the redemption value would have been $327 (see Notes 8 and 17). If the market value of the S&P 500 Index, and of NationsBank stock specifically, decreased 10% from their December 31, 1997 values, the fair value of the Company's common stock and Exchangeable Securities would change as follows:

                               Favorable (Unfavorable)
                                Change in Fair Value
                                --------------------
NationsBank stock                      $(50)
Exchangeable Securities                  26
                                       -----
                                        (24)
Remaining equity securities             (39)
                                       -----
Total change in fair values            $(63)
                                       =====

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 17 presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

External Trends And Forward Looking Information

JP operates largely in the U.S. Financial Services market, which is subject to general economic conditions in the U.S. During 1996 and 1997, the U.S. economy showed signs of improvement and growth evidenced by strong bond and stock markets and a stronger U.S. dollar. However, soft market conditions have continued to have a negative impact on the insurance industry.

In the face of flat premium growth, the U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of business lines. These activities have been driven by a need to reduce costs of distribution and by the need to increase economies of scale in the face of growing competition from larger consolidating traditional insurers, from non-traditional players such as banks, securities brokers and mutual funds and from HMO's and managed care providers. Consolidation is expected to continue, and there is an increasing possibility of federal legislation in 1998 that would allow banks, insurance companies and investment banks to affiliate.

JP has grown at a rate faster than the overall industry because of acquisitions, its strong financial position, superior claims paying ratings, and efforts to increase distribution sources.

Medical Inflation

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

In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. See Note 18, which is incorporated herein by reference, for discussion of the Company's contingent liabilities.

Accounting Pronouncements

See Note 2, which is incorporated herein by reference.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that the business and/or operations of Chubb Life may deteriorate due to the acquisition, and that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of Chubb Life and other insurance subsidiaries through all existing and acquired distribution channels; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information under the heading "Market Risk Exposures" in MD&A is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data


             JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   1997
                                                --------------------------------------------------
                                                March 31    June 30    September 30    December 31
                                                --------    -------    ------------    -----------
                                                     (In Millions Except Share Information)
Revenues, including net investment
  income and realized gains on investments        $ 591      $ 665        $ 657           $ 665
Benefits and expenses                               421        502          530             534
Provision for income taxes                           57         54           41              43
                                                  -----      -----        -----           -----
Income from continuing operations                   113        109           86              88
Dividends on Capital Securities                       3          6            6               7
Dividends on preferred stock                          1          1            1               1
                                                  -----      -----        -----           -----
Net income applicable to common shareholders      $ 109      $ 102        $  79           $  80
                                                  =====      =====        =====           =====
Per share of common stock                         $1.54      $1.44        $1.12           $1.14
                                                  =====      =====        =====           =====
Per share of common stock - assuming dilution     $1.53      $1.43        $1.11           $1.13
                                                  =====      =====        =====           =====

                                                                   1996
                                                --------------------------------------------------
                                                March 31    June 30    September 30    December 31
                                                --------    -------    ------------    -----------
                                                     (In Millions Except Share Information)
Revenues, including net investment
  income and realized gains on investments        $ 534      $ 529        $ 515           $ 547
Benefits and expenses                               428        418          400             436
Provision for income taxes                           35         38           40              36
                                                  -----      -----        -----           -----
Income from continuing operations                    71         73           75              75
Dividends on preferred stock                          1          1            1               1
                                                  -----      -----        -----           -----
Net income applicable to common shareholders      $  70      $  72        $  74           $  74
                                                  =====      =====        =====           =====
Per share of common stock                         $0.98      $1.02        $1.04           $1.05
                                                  =====      =====        =====           =====
Per share of common stock - assuming dilution     $0.98      $1.01        $1.04           $1.04
                                                  =====      =====        =====           =====

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

   We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries for the year ended December 31, 1995 were audited by predecessor auditors, whose report dated February 6, 1996 expressed an unqualified opinion on those statements. The consolidated financial statements for the year ended December 31, 1995 of Alexander Hamilton Life Insurance Company of America and subsidiaries were audited by other auditors whose report was furnished to the predecessor auditors, and the predecessor auditors' opinion, insofar as it relates to the amounts included for Alexander Hamilton Life Insurance Company of America and subsidiaries, is based solely on the report of the other auditors. The consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries reflect total revenue constituting 9% of the related consolidated totals for 1995.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                            ERNST & YOUNG, LLP

Greensboro, North Carolina
February 9, 1998

                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

We have audited the consolidated statements of income, stockholders' equity and cash flows of Jefferson-Pilot Corporation and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries for the three months ended December 31, 1995, which are included in the financial statements of Jefferson-Pilot Corporation and subsidiaries referred to above. The consolidated statement of income of Alexander Hamilton Life Insurance Company of America and subsidiaries for the three months ended December 31, 1995 reflects total revenues constituting 9% of Jefferson-Pilot Corporation and subsidiaries' consolidated revenues for 1995. The consolidated financial statements of Alexander Hamilton Life Insurance Company of America and subsidiaries for the three months ended December 31, 1995 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alexander Hamilton Life Insurance Company of America and subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jefferson-Pilot Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Our audit also included the information contained in financial statement schedules II-Financial Statements of Jefferson-Pilot Corporation, III-Supplementary Insurance Information and IV-Reinsurance insofar as it relates to 1995. These schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. The 1995 information included in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements for 1995 and, in our opinion, when considered in relation to the basic 1995 financial statements taken as a whole, presents fairly in all material respects the information required to be set forth therein.


                                                    McGladrey & Pullen, LLP

Greensboro, North Carolina
February 6, 1996

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                                                    December 31,
                                                                    ------------
                                                                 1997         1996
                                                                --------    --------
                                                                (Dollar amounts in
                                                                  millions except
                                                                 share information)
                           ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost 1997 - $9,748; 1996 - $6,607)               $10,155       $ 6,673
  Debt securities held to maturity, at amortized cost
    (fair value 1997 - $3,892; 1996 - $3,903)                     3,790         3,877
  Equity securities available for sale, at fair value
    (cost 1997 - $88; 1996 - $196)                                  892           906
  Equity securities trading portfolio, at fair value
    (cost 1997 - $1; 1996 - $23)                                      1            23
  Mortgage loans on real estate                                   1,716         1,323
  Policy loans                                                    1,422         1,212
  Real estate                                                        75            75
  Other investments                                                  43            54
                                                                -------       -------
       Total investments                                         18,094        14,143

Cash and cash equivalents                                             9           105
Accrued investment income                                           217           166
Due from reinsurers                                               1,526         1,260
Deferred policy acquisition costs and value of
  business acquired                                               1,364           934
Cost in excess of net assets acquired                               225            86
Assets held in separate accounts                                  1,282           492
Other assets                                                        414           376
                                                                -------       -------
                                                                $23,131       $17,562
                                                                =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                                        $ 2,138       $ 1,509
  Policyholder contract deposits                                 14,703        11,573
  Dividend accumulations and other policyholder
   funds on deposit                                                 181           181
  Policy and contract claims                                        228           226
  Other                                                             247           130
                                                                -------       -------
       Total policy liabilities                                  17,497        13,619
Debt:
  Commercial paper and revolving credit borrowings                  285           222
  Exchangeable Securities and other debt                            331           148
Securities sold under repurchase agreements                          95           244
Currently payable income taxes                                       13            -
Deferred income tax liabilities                                     222           173
Liabilities related to separate accounts                          1,282           492
Accounts payable, accruals and other liabilities                    321           314
                                                                -------       -------
       Total liabilities                                         20,046        15,212
                                                                -------       -------


Commitments and contingent liabilities

Guaranteed preferred beneficial interest in
 subordinated debentures ("Capital Securities")                     300             -
Mandatorily redeemable preferred stock                               53            53

Stockholders' equity:
  Common stock and paid in capital, par value
   $1.25 per share:  authorized 1997 and  1996
   -350,000,000 shares; issued and outstanding
   1997 - 70,852,273 shares; 1996 - 70,746,233 shares                 93           88
  Retained earnings                                                1,964        1,708
  Net unrealized gains on securities                                 675          501
                                                                 -------       ------
                                                                   2,732        2,297
                                                                 -------       ------
                                                                 $23,131      $17,562
                                                                 =======      =======
See Notes to Consolidated Financial Statements


                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                 1997      1996      1995
                                                                ------    ------    ------
                                                               (Dollar amounts in millions
                                                                except share information)
Revenue
Premiums and other considerations                               $1,135    $  994    $  810
Net investment income                                            1,103       893       543
Realized investment gains                                          111        47        48
Communications sales                                               194       187       164
Other                                                               35         4         3
                                                                ------    ------    ------
     Total revenues                                              2,578     2,125     1,568

                                                                ------    ------    ------
Benefits and Expenses
Insurance and annuity benefits                                   1,399     1,211       842
Insurance commissions                                              253       153       109
General and administrative expenses                                237       174       134
Insurance taxes, licenses and fees                                  50        39        29
Net deferral of policy acquisition costs                          (109)      (52)      (48)
Net amortization of value of business acquired                      26        26         8
Communications operations                                          131       131       113
                                                                ------    ------    ------
     Total benefits and expenses                                 1,987     1,682     1,187
                                                                ------    ------    ------

Income from continuing operations before income taxes              591       443       381
Income taxes                                                       195       149       125
                                                                ------    ------    ------
Income from continuing operations                                  396       294       256
Income from discontinued operations, net of income taxes            -         -         18
                                                                ------    ------    ------
Net income                                                         396       294       274
Dividends on Capital Securities and preferred stock                 26         3         1
                                                                ------    ------    ------
Net income available to common stockholders                     $  370    $  291    $  273
                                                                ======    ======    ======

Income Per Share of Common Stock
Income from continuing operations available
 to common stockholders                                         $ 5.23    $ 4.09    $ 3.55
                                                                ======    ======    ======

Net income available to common stockholders                     $ 5.23    $ 4.09    $ 3.81
                                                                ======    ======    ======

Income Per Share of Common Stock - Assuming Dilution
Income from continuing operations available
 to common stockholders                                         $ 5.20    $ 4.07    $ 3.54
                                                                 ======    ======    ======

Net income available to common stockholders                     $ 5.20    $ 4.07    $ 3.80
                                                                 ======    ======    ======

See Notes to Consolidated Financial Statements

                                -28-


                   JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common                       Net
                                    Stock and                  Unrealized     Total
                                     Paid In      Retained     Gains on    Stockholders'
                                     Capital      Earnings    Securities     Equity
                                    ---------    ----------   ----------   -----------
                                   (Dollar amounts in millions except share information)

Balance, January 1, 1995             $  61       $ 1,441      $  231      $ 1,733
  Net income                             -           274           -          274
  Common dividends $1.28 per share       -           (91)          -          (91)
  Preferred dividends                    -            (1)          -           (1)
  Common stock issued                    1             -           -            1
  Common stock reacquired               (3)          (51)          -          (54)
  Three-for-two common stock split      30           (30)          -            -
  Increase during year                   -             -         294          294
                                     ------      --------     -------     --------
Balance, December 31, 1995              89         1,542         525        2,156
  Net income                             -           294           -          294
  Common dividends $1.44 per share       -          (102)          -         (102)
  Preferred dividends                    -            (3)          -           (3)
  Common stock issued                    1             -           -            1
  Common stock reacquired               (2)          (23)          -          (25)
  Decrease during year                   -             -         (24)         (24)
                                     ------      --------     -------     --------
Balance, December 31, 1996              88         1,708         501        2,297
  Net income                             -           396           -          396
  Common dividends $1.60 per share       -          (114)          -         (114)
  Preferred dividends                    -           (26)          -          (26)
  Common stock issued                    5             -           -            5
  Increase during year                   -             -         174          174
                                     ------      --------     -------     --------
Balance, December 31, 1997           $  93       $ 1,964      $  675      $ 2,732
                                     ======      ========     =======     ========

See Notes to Consolidated Financial Statements


                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ended December 31
                                                           1997       1996       1995
                                                          ------     ------     ------
                                                          (Dollar Amounts in Millions)
Cash Flows from Operating Activities
Net income                                               $  396     $  294     $  274
Adjustments to reconcile net income to
 net cash provided by operating activities
  Change in policy liabilities other than deposits           66        336          9
  Credits to policyholder accounts, net                     309        355        145
  Deferral of policy acquisition costs, net                (112)       (52)       (68)
  Change in receivables and asset accruals                   40        134        (43)
  Change in payables and expense accruals                   (28)        50         70
  Realized investment gains and gain on disposal
   of discontinued operations                              (113)       (45)       (69)
  Depreciation and amortization                              71         58         34
  Other                                                      19        (53)       (31)
                                                         -------    -------    -------
       Net cash provided by operating activities            648      1,077        321
                                                         -------    -------    -------

Cash Flows from Investing Activities
Securities available for sale:
  Sales                                                   1,614        500      1,257
  Maturities, calls and redemptions                         462      1,050        301
  Purchases                                              (2,199)    (1,916)    (1,602)
Securities held to maturity:
  Sales                                                      10          -          -
  Maturities, calls and redemptions                         377        226         34
  Purchases                                                (297)      (575)       (58)
Repayments of mortgage loans                                123        115         96
Mortgage loans originated                                  (507)      (389)      (291)
Decrease (increase) in policy loans, net                     12        (60)      (108)
Cash received in assumption reinsurance transaction           -          -        164
Acquisitions of subsidiaries, net of cash received         (758)         -       (505)
Purchase of intangibles                                     (15)       (58)        (1)
Other investing activities, net                               5        (17)        (7)
                                                         -------    -------    -------
       Net cash used in investing activities             (1,173)    (1,124)      (720)
                                                         -------    -------    -------

Cash Flows from Financing Activities
Policyholder contract deposits                            1,750      1,404        741
Withdrawals of policyholder contract deposits            (1,508)    (1,290)      (382)
Borrowings under short-term credit facilities             2,709        222        395
Repayments under short-term credit facilities            (2,699)      (230)      (165)
Issuance of Capital Securities                              300          -          -
Issuance of Exchangeable Securities and other debt          150          -        131
Proceeds (payments) from securities sold under
 repurchase agreements                                     (148)        48        (71)
Cash dividends paid                                        (129)      (103)       (89)
Common stock transactions, net                                4        (24)       (52)
Other financing activities, net                               -          3         (9)
                                                         -------    -------    -------
       Net cash provided by financing activities            429         30        499
                                                         -------    -------    -------
       Net increase (decrease) in cash and
       cash equivalents                                     (96)       (17)       100
Cash and cash equivalents, beginning                        105        122         22
                                                         -------    -------    -------
Cash and cash equivalents, ending                        $    9     $  105     $  122
                                                         =======    =======    =======

Supplemental Cash Flow Information
Income taxes paid                                        $  158     $  162     $  105
                                                         =======    =======    =======
Interest paid                                            $   38     $   37     $   23
                                                         =======    =======    =======

See Notes to Consolidated Financial Statements


            JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997

(Dollar amounts in millions, except share information)


Note 1.  Nature of Operations and Significant Transactions

Nature of Operations: Jefferson-Pilot Corporation (the Company) operates in the life insurance and communications industries. Life insurance, accident and health insurance and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), First Alexander Hamilton Life Insurance Company (FAHL) and recently acquired Chubb Life Insurance Company of America (Chubb Life) and its subsidiaries, Chubb Colonial Life Insurance Company (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign). Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Business Acquisitions: In May 1997, the Company acquired all the outstanding shares of Chubb Life from The Chubb Corporation (Seller). Chubb Life's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through Chubb Life and its life insurance subsidiaries, Colonial and Sovereign. Hereinafter, Chubb Life and its subsidiaries are collectively referred to as "Chubb Life." Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation) is a full service NASD registered broker-dealer. The cost of the acquisition consisted of $775 cash paid by JP to Seller at closing, plus other acquisition costs.
In addition, Chubb Life paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through the liquidation of invested assets, various securities offerings (see Notes 8 and 9) and the issuance of commercial paper. The acquisition, which was effective as of April 30, 1997, is being accounted for using the purchase method. As a result, Chubb Life's results of operations from May 1, 1997 forward are included in the accompanying financial statements. The purchase price has been allocated to Chubb Life's tangible and identifiable intangible assets and liabilities based on management's estimate of their respective fair values. The transaction included the assumption of $3,851 of liabilities and the receipt of assets with a fair value of $4,005 (including $28 in cash).
The acquisition resulted in the recording of value of business acquired of $482 and cost in excess of net assets acquired (i.e., goodwill) of $150. Goodwill arising from the acquisition is being amortized over a period of 35 years.

Under the Stock Purchase Agreement, the purchase price was subject to certain post-closing adjustments, none of which is material. The allocation of the purchase price has been made based on preliminary estimates of the tax bases of assets and liabilities and the assignment of goodwill among affiliates and may be subject to change.

Effective October 1, 1995, the Company acquired AH Life and FAHL from Household International, Inc. (Household). The businesses acquired included substantially all of the life insurance and single premium deferred annuity contracts of AH Life and FAHL that were in force on the acquisition date.
AH Life Periodic Payment Annuity (PPA) contracts, consisting primarily of structured settlements and lottery business, and Corporate-Owned Life Insurance (COLI) written prior to the acquisition, as well as certain pre-acquisition credit life, accident and health and other (Affiliated) business written in conjunction with the lending activities of Household, were 100% reinsured with affiliates of Household on a coinsurance basis. The aggregate purchase price of $575 was paid $475 in cash and $50 in mandatorily redeemable preferred stock of AH Life, plus the purchase from Household of a $50 surplus note of AH Life. The transaction included the assumption of $7,872 of liabilities and the receipt of assets with a fair value of $8,072 (including $20 in cash). The acquisition resulted in value of business acquired of $325, and cost in excess of net assets acquired of $50. This acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated operations of the Company since the date of acquisition.

The following pro forma financial information has been prepared assuming that the acquisition of Chubb Life had taken place at the beginning of each year presented, and assuming that the acquisitions of AH Life and FAHL had taken place at the beginning of 1995:

                                                  1997     1996      1995
                                                 ------------------------
Revenue                                         $2,690   $2,680    $2,249
Income from continuing operations                  335      312       283
Net income available to common stockholders        335      312       298
Net income per common share                       4.74     4.39      4.15
Net income per common share - assuming dilution   4.71     4.38      4.15


On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $297 to $309 for 1997. However, the pro-forma adjustments eliminate the effect of realized gains on invested assets sold in 1997 to finance the Chubb Life acquisition. Thus, 1997 pro-forma realized gains and pro-forma income from continuing operations are lower than actual 1997 results.

In January 1997, JPCC purchased substantially all of the broadcast assets of radio station KQKS-FM in Denver, Colorado for $15 in cash. This acquisition resulted in cost in excess of net assets acquired of $14. The call letters were reassigned to an existing station, and the newly acquired station now operates under the call letters KCKK-FM. In July 1996, JPCC purchased substantially all of the broadcast assets of radio station KIFM-FM in San Diego, California for $29 in cash. In October 1996, JPCC purchased substantially all of the outstanding capital stock of San Diego Broadcasting Corporation, a California corporation that owns and operates radio station KBZT-FM in San Diego, California, for $30 in cash. The 1996 acquisitions resulted in cost in excess of net assets acquired of $26. These acquisitions were accounted for as purchases, and the results of operations of the acquisitions have been included in the consolidated operations of the Company since the respective dates of acquisition. Pro forma financial information for these acquisitions has not been presented, as the pro forma impact on consolidated operations for 1997, 1996 and 1995 is not significant.

Reinsurance Transactions: On May 31, 1995, the Company assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company
(KCL) in a transaction which was accomplished through an assumption reinsurance agreement. Adjusted for the 1996 resolution of certain policies, the Company received assets with an aggregate fair value of $872, including $164 of cash, and the Company assumed liabilities with aggregate fair value of $1,136. The difference between the fair values of assets received and liabilities assumed was recorded as deferred policy acquisition costs.

In September 1996, the Company recaptured $489 of PPA reserves that had previously been reinsured with affiliates of Household on a coinsurance basis. See Note 15 for discussion of this transaction.

Discontinued Operations: On April 3, 1995, the Company sold Jefferson-Pilot Fire & Casualty Company (JPF&C) for $55. Revenue and net income of the discontinued operation prior to the disposition for the year ended December 31, 1995 were $16 and $2 (net of an insignificant amount of income taxes). The Company realized a gain of $16 from the disposition of JPF&C, net of income taxes of $4.

Other Dispositions: On February 14, 1995, substantially all of the assets and the media industry data processing operations of Jefferson-Pilot Data Services, Inc. (JPDS) were sold for $33, resulting in a pre-tax gain of $16. Prior to the sale, JPDS was a part of the Company's communications business segment. JPDS net income prior to the disposition for 1995 was $1.

Supplemental Cash Flow Information of Dispositions: A summary of supplemental cash flow information resulting from disposals in 1995 follows:

     Disposal of noncash assets       $56
     Disposal of liabilities          (50)
                                      ----
     Cash received less cash paid     $ 6
                                      ====

Note 2. Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 12.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are asset valuation allowances, policy liabilities, deferred policy acquisition costs, value of business acquired and the potential effects of resolving litigated matters.

Cash and Cash Equivalents: The Company includes with cash and cash equivalents its holdings of highly liquid investments which mature within three months of the date of acquisition.

Debt and Equity Securities: Debt and equity securities are classified as either 1) securities held to maturity, stated at amortized cost; 2) trading securities, stated at fair value with unrealized gains and losses reflected in income; or 3) securities available for sale, stated at fair value with net unrealized gains and losses included in a separate component of stockholders' equity, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.

Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

Mortgage and Policy Loans: Mortgage loans on real estate are stated at unpaid balances net of allowances for unrecoverable amounts. Policy loans are stated at their unpaid balances.

Real Estate and Other Investments: Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $38 and $37 at December 31, 1997 and 1996. Other investments are stated at equity, or the lower of cost or market, as appropriate.

Property and Equipment: Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over their estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $133 and $129 at December 31, 1997 and 1996.

Deferred Policy Acquisition Costs and Value of Business Acquired: Costs related to obtaining new business, including commissions, certain costs of underwriting and issuing policies, certain agency office expenses, and first year bonus interest on annuities, all of which vary with and are primarily related to the production of new business, have been deferred.

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

Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over periods of 5 to 40 years. Accumulated amortization was $14 and $9 at December 31, 1997 and 1996. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

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

Communications sales are presented net of agency and representative commissions. Concession income of the broker/dealer subsidiaries is recorded as earned and is presented in other revenue.

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

Future Policy Benefits: Liabilities for future policy benefits on traditional life and disability insurance are computed by the net level premium valuation method based on assumptions about future investment yield, mortality, morbidity and persistency. Estimates about future circumstances are based principally on historical experience and provide for possible adverse deviations.

Policyholder Contract Deposits: Policyholder contract deposits consist of policy values that accrue to holders of universal life-type contracts and annuities. The liability is determined using the retrospective deposit method and consists of policy values that accrue to the benefit of the policyholder, before deduction of surrender charges.

Policy and Contract Claims: The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported, which is based on historical experience, adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses.


Reinsurance Balances and Transactions: Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Stock Based Compensation: The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for stock option awards when the option price is equal to the market value of the stock at the date of award.

Income Taxes: The Company and most of its subsidiaries file a consolidated life/nonlife federal income tax return. Currently, AH Life and Chubb Life each file a separate consolidated return with their respective subsidiaries. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Reclassifications: Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentations adopted in the current year. These reclassifications have no effect on net income or stockholders' equity of the prior years.

New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS 130 sets standards for the reporting and display of comprehensive income and its components in financial statements. Application of the new rules will not impact the Company's financial position or net income. The Company expects to adopt this pronouncement in the first quarter of 1998, which will include the presentation of comprehensive income for prior periods presented for comparative purposes, as required by SFAS 130. The primary element of comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available for sale.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning in the following year. SFAS 131 requires disaggregated disclosures based on internal segments used by a company in managing its business. Adoption will not impact the Company's financial position or results of operation, but will require additional footnote disclosures and may affect the presentation of operating earnings by business segment.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement is effective for annual periods beginning after December 15, 1997. SFAS 132 standardizes the disclosure requirements about pensions and other postretirement benefits in order to make the required information easier to prepare and understand. Adoption will not impact the Company's financial position or results of operation, but will require additional footnote disclosures.


Note 3. Income Per Share of Common Stock:

In 1997, the FASB issued SFAS 128, "Earnings Per Share." This pronouncement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, SFAS 128 requires that diluted earnings per share be disclosed even if the difference from basic earnings per share is negligible. Hereinafter, basic earnings per share is referred to as earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                 1997         1996         1995
                                             ------------------------------------
Numerator:
 Income from continuing operations                $ 396        $ 294        $ 256
 Income from discontinued
  operations, net of income taxes                     -            -           18
                                             ------------------------------------
 Net Income                                         396          294          274
 Dividends on Capitol Securities and
  preferred stock                                    26            3            1
                                             ------------------------------------
 Numerator for earnings per share and
  earnings per share -assuming dilution -
  Net income available to common stockholders     $ 370        $ 291        $ 273
                                             ====================================
Denominator:
 Denominator for earnings per share -
  weighted-average shares outstanding        70,811,331   71,074,030   71,693,816
 Effect of dilutive securities:
  Employee stock options                        383,465      222,435      101,234
                                             ------------------------------------
 Denominator for earnings per share -
  assuming dilution - adjusted weighted-
  average shares outstanding and
  assumed conversions                        71,194,796   71,296,465   71,795,050
                                             ====================================


 Earnings per share                               $5.23        $4.09        $3.81
                                             ====================================

 Earnings per share - assuming dilution           $5.20        $4.07        $3.80
                                             ====================================


Note 4.  Investments

Summary Cost and Fair Value Information: Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                        December 31, 1997
                                          -------------------------------------------
                                          Amortized  Gross       Gross       Fair
                                          Cost       Unrealized  Unrealized  Value
                                                     Gains       (Losses)
                                          -------------------------------------------
Available for sale carried at fair value

U. S. Treasury obligations and
 direct obligations of U.S.
 Government agencies                       $  431    $  21     $    -    $   452

Federal agency issued collateralized
 mortgage obligations                       2,304       100        (1)      2403


Obligations of states and political
 subdivisions                                 341         9        (1)       349
 Corporate obligations                      5,219       238       (14)     5,443
 Corporate private-labeled
 collateralized
 mortgage obligations                       1,431        55        (1)     1,485
Redeemable preferred stocks                    22         1         -         23
                                           -------------------------------------
Subtotal, debt securities                   9,748       424       (17)    10,155
Equity securities                              88       804         -        892
                                           -------------------------------------
Securities available for sale              $9,836    $1,228    $  (17)   $11,047
                                           =====================================
Held to maturity carried at amortized cost
Obligations of state and political
subdivisions                               $   10    $    -    $    -    $    10
Corporate obligations                       3,780       107        (5)     3,882
                                           -------------------------------------
Debt securities held to maturity           $3,790    $  107    $   (5)   $ 3,892
                                           =====================================



                                                        December 31, 1996
                                          ------------------------------------------
                                           Amortized  Gross      Gross      Fair
                                           Cost       Unrealized Unrealized Value
                                                      Gains      (Losses)
                                           -----------------------------------------
Available for sale carried at fair value
U. S. Treasury obligations and direct
 obligations of U.S.
 Government agencies                       $  384     $  17      $ (1)     $  400
Federal agency issued
 collateralized mortgage obligations        2,052        25       (18)      2,059
Obligations of states and
 political subdivisions                       167         1        (2)        166
Corporate obligations                       3,057        48       (21)      3,084
Corporate private-labeled
 collateralized mortgage
 obligations                                  893        27        (7)        913
Redeemable preferred stocks                    54         1        (4)         51
                                           --------------------------------------
Subtotal, debt securities                   6,607       119       (53)      6,673
Equity securities                             196       714        (4)        906
                                           --------------------------------------
Securities available for sale              $6,803     $ 833      $(57)     $7,579
                                           ======================================
Held to maturity carried at amortized cost
Obligations of state and
 political subdivisions                    $   16      $  1      $ (1)     $   16
Corporate obligations                       3,861        68       (42)      3,887
                                           --------------------------------------
Debt securities held to maturity           $3,877     $  69      $(43)     $3,903
                                           ======================================


Contractual Maturities: Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 1997, according to contractual maturity date, are as indicated below. Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.


                               Available for Sale            Held to Maturity
                               -------------------------------------------------
                                Amortized   Fair           Amortized     Fair
                                Cost        Value          Cost          Value
Due in one year or less         $  142      $   143        $   136       $   137
Due after one year
 through five years              1,202        1,232            900           913
Due after five years
 through ten years               1,923        2,000            874           900
Due after ten years
 through twenty years              682          744            304           314
Due after twenty years             600          642             46            50
Amounts not due at a
 single maturity date            5,177        5,371          1,530         1,578
                                -------------------------------------------------
                                 9,726       10,132          3,790         3,892
Redeemable preferred stocks         22           23            -             -
                                -------------------------------------------------
                                $9,748      $10,155        $ 3,790       $ 3,892
                                =================================================

Investment Concentration, Risk, and Impairment: Investments in debt and equity securities include 1,500 issuers, with only one corporate issuer representing more than one percent of the aggregate reported amounts of these investments. Included with equity securities available for sale is an investment in common stock of NationsBank Corporation of $500 (3.4%) and $402 (3.5%) as of December 31, 1997 and 1996. Debt securities considered less than investment grade approximated 5.5% and 4.3% of the total debt securities portfolio as of December 31, 1997 and 1996.

The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (44%), apartment (17%), industrial (11%), office (11%) and hotel (10%) properties.

Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 42% of stated mortgage loan balances as of December 31, 1997 are due from borrowers in South Atlantic states and approximately 22% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 1997 mortgage loans.

At December 31, 1997 and 1996, the recorded investment in mortgage loans that are considered to be impaired was $75 and $81. Delinquent loans outstanding as of December 31, 1997 and 1996 totaled $7 and $9. The related allowance for credit losses was $27 at December 31, 1997 and 1996. The average recorded investment in impaired loans was $78, $79 and $79 during the years ended December 31, 1997, 1996 and 1995, on which interest income of $8 was recognized each year.

Changes in Net Unrealized Gains on Securities: Changes during the three year period ended December 31, 1997 in amounts affecting net unrealized gains included in the separate component of stockholders' equity, reduced by deferred income taxes, are as follows:


                                              Net Unrealized Gains (Losses)
                                   ---------------------------------------------
                                     Debt              Equity
                                     Securities        Securities       Total
                                     ----------        ----------      -------
Net unrealized gains (losses)
 on securities available for sale
 as of December 31, 1994              $(55)            $286             $231

Change during year ended
December 31, 1995:
Increase in stated amount of           335              181              516
 securities
Decrease in  value of business
 acquired and deferred
 policy acquisition costs              (65)               -              (65)
Increase in deferred income
 tax liabilities                       (91)             (66)            (157)
                                      ---------------------------------------
Increase in net unrealized gains
 included in stockholders' equity      179              115              294
                                      ---------------------------------------
Net unrealized gains on securities
 available for sale as of
 December 31, 1995                     124              401              525

Change during year ended
December 31, 1996:
Increase (decrease) in stated amount
 of securities                        (184)             102              (82)
Increase in value of business
 acquired and deferred policy
 acquisition costs                      58                -               58
Decrease (increase) in deferred
 income tax liabilities                 48               (32)             16
Increase in carrying value of
 Exchangeable Securities (Note 8)        -               (16)            (16)
                                      ---------------------------------------
Increase (decrease) in net
 unrealized gains included in
 stockholders' equity                  (78)               54             (24)
                                      ---------------------------------------
Net unrealized gains on securities
 available for sale as of
 December 31, 1996                      46               455             501

Change during year ended
December 31, 1997:
Increase in stated amount of
 securities                            341                94             435
Decrease in value of business
 acquired and deferred policy
 acquisition costs                    (138)               -             (138)
Increase in deferred income
 tax liabilities                       (71)              (22)            (93)
Increase in carrying value of
 Exchangeable Securities (Note 8)        -               (30)            (30)
                                      ---------------------------------------
Increase in net unrealized gains
 included in stockholders' equity      132                42             174
                                      ---------------------------------------
Net unrealized gains on securities
 available for sale as of
 December 31, 1997                    $178              $497            $675
                                      =======================================

Net Investment Income: The details of investment income, net of investment expenses follow:

                                                Year ended December 31
                                        1997             1996          1995
                                      ---------------------------------------
Interest on fixed
 income securities                    $  975            $747         $413
Investment income on
 equity securities                        30              41           39
Interest on mortgage loans               130             109           78
Interest on policy loans                  32              21           15
Other investment income                   31              30           36
                                      -------------------------------------
Gross investment income                1,198             948           581
Investment expenses                      (95)            (55)          (38)
                                      -------------------------------------
Net investment income                 $1,103            $893          $543
                                      =====================================

Investment expenses include salaries, taxes, interest, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

Realized Gains and Losses: The details of realized investment gains (losses) follow:

                                 Year ended December 31
                                 1997     1996     1995
                                 ----------------------
Common stocks                    $100     $39      $63
Debt securities                     2      (1)      (4)
Preferred stocks                    2       4       (3)
Other                               7       5       (8)
                                 ----------------------
Realized investment gains        $111     $47      $48
                                 ======================

Information about gross realized gains and losses on available for sale securities transactions follows:

                                  Year ended December 31
                                  1997     1996     1995
                                  ----------------------
Gross realized:
 Gains                            $122     $66      $54
 Losses                           (19)     (15)     (27)
Net realized gains on             ----------------------
available for sale securities     $103     $51      $27
                                  ======================

Other Information: During 1997, the Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness Total proceeds were $10. A held to maturity security with amortized cost of $5 was transferred to the available for sale category during 1995 due to a significant decline in the credit worthiness of the issuer.

On November 30, 1995, the Company transferred certain debt securities between the held to maturity and available for sale classifications concurrent with the adoption of additional SFAS 115 implementation guidance, which permitted a one time reassessment of the appropriateness of classification of securities held. This reassessment resulted in available for sale debt securities with fair value of $393 and amortized cost of $380 being transferred to the held to maturity classification. The excess of transfer date fair value of individual securities over their amortized cost, and the related unrealized net holding gain, is amortized over the period to maturity. In addition, held to maturity debt securities with an amortized cost of $620 and a fair value of $633 were transferred to the available for sale classification, increasing unrealized net holding gains by $13.


During 1996 and 1995, JP Life transferred securities classified as available for sale to the Company's defined benefit pension plans. Equity securities with cost of $5 and fair value of $27 were transferred during 1996, and gains of $22 were recognized. Equity securities with cost of $7 and fair value of $33 were transferred during 1995, and gains of $26 were recognized.

Note 5.  Derivatives

Use of Derivatives: The Company's investment policy permits the use of derivative financial instruments such as interest rate swaps in certain circumstances. The following summarizes open interest rate swaps:

                                               December 31
                                        -----------------------
                                           1997          1996
                                        -----------------------
Receive-fixed swaps held as hedges
of direct investments:
 Notional amount                          $ 170         $ 209
 Average rate received                     6.86%         5.66%
 Average rate paid                         5.91%         5.55%

Receive-fixed swaps held as hedges of
anticipated investments
 Notional amount                             --         $  15
 Average rate received                       --          6.91%
 Average rate paid                           --          5.56%

Receive-fixed swaps held to modify
annuity crediting rates
 Notional amount                          $  30         $  30
 Average rate received                     6.78%         6.78%
 Average rate paid                         5.67%         5.56%


Hedging Direct Investments: Interest rate swaps are used to reduce the impact of interest rate fluctuations on specific floating-rate direct investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. For hedges of investments classified as available for sale, net unrealized losses, net of the effects of income taxes and the impact on deferred policy acquisition costs and the value of business acquired, are not significant and are included in net unrealized gains on securities available for sale in stockholders' equity as of December 31, 1997 and 1996.

Hedging Anticipated Investments: Interest rate swaps are used to hedge anticipated investment transactions, protecting against changes in the yield curve during the time period between identifying and closing mortgage loan and private placement investments. Hedges are terminated on the date the related investment is closed. Until termination of a hedge, interest is exchanged periodically on the notional value, with the Company receiving a fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is deferred. Upon termination of a swap, the realized gain or loss on the closed hedge is also deferred. The deferred amounts are amortized into income over the average duration of the related investment. As of December 31, 1997, there were no open anticipatory hedge positions. Deferred hedging gains as of December 31, 1997 and 1996 were $1.

Modifying Annuity Crediting Rates: Interest rate swaps are used to modify the interest characteristics of certain blocks of annuity contract deposits. Interest is exchanged periodically on the notional value, with the Company receiving a fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to insurance and annuity benefits.

Credit and Market Risk: The Company is exposed to credit risk in the event of non-performance by counterparties to swap agreements. The Company limits this exposure by entering into swap agreements with counterparties having high credit ratings and by regularly monitoring the ratings.

The Company's credit exposure on swaps is limited to the fair value of swap agreements that are favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material adverse effect on the Company's financial position or results of operations.

The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments, anticipated investments and credited interest on annuities. The Company routinely monitors correlation between hedged items and hedging instruments. In the event a hedge relationship was terminated, any related hedging instrument that remained would be marked to market.

Note 6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs: Information about deferred policy acquisition costs follows:

                                         Year ended December 31
                                   1997           1996           1995
                                   -----------------------------------
Beginning balance                  $669           $543           $323

Deferral:
        Commissions                 141            105             71
        Other                        56             36             23
                                   -----------------------------------
                                    197            141             94
Amortization                        (88)           (89)           (46)
Net deferral reflected             -----------------------------------
 in expenses                        109             52             48
Addition for KCL assumption           3             40            224
Adjustment related to
 unrealized losses (gains) on
 debt securities
 available for sale                 (39)            34            (52)
                                   -----------------------------------
Ending balance                     $742           $669           $543
                                   ===================================

Value of Business Acquired: Information about value of business acquired follows:

                                    1997          1996           1995
                                    ---------------------------------
Beginning balance                   $265          $292           $  -
                                    ----------------------------------
Acquisitions                         482             -            325
                                    ----------------------------------
Deferral of commissions and
 accretion of interest                37             6              5
Amortization                         (63)          (32)           (13)
Net amortization reflected          ----------------------------------
 in expenses                         (26)          (26)            (8)
Adjustment related to unrealized    ----------------------------------
 losses (gains) on debt
 securities                          (99)           24            (24)
Adjustment related to realized
losses (gains) on
debt securities                        -             -             (1)
Adjustment related to
 purchase accounting                   -           (25)             -
                                    ----------------------------------
Ending balance                      $622          $265           $292
                                    ==================================

In September 1996, the Company finalized its purchase accounting for the acquisition of AH Life, and an adjustment to reduce the value of business acquired was made for $25 to reflect more appropriate lapse assumptions.


Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                               Amortization
                             Year               Percentage
                             ------------------------------
                             1998                  10.4%
                             1999                   9.4%
                             2000                   8.3%
                             2001                   7.3%
                             2002                   6.6%

Note 7.  Policy Liabilities Information

Interest Rate Assumptions: The liability for future policy benefits associated with ordinary life insurance policies has been determined using initial interest rate assumptions ranging from 2% to 9.9% and, when applicable, uniform grading over 20 to 30 years to ultimate rates ranging from 2% to 6%. Interest rate assumptions for weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to individual life insurance policies.

Credited interest rates for universal life-type products ranged from 4.0% to 7.5% in 1997, 4.2% to 6.75% in 1996, and 5.75% to 6.75% in 1995. The average credited interest rates paid for universal life-type products were 6.02%, 6.03%, and 6.19% for 1997, 1996 and 1995. For annuity products, credited interest rates generally ranged from 4.0% to 9.25% in 1997, 4.4% to 8.65% in 1996 and 4.5% to 14.75% in 1995.

Mortality and Withdrawal Assumptions: Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.

For immediate annuities issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table and the 1969-71 U. S.
Life Tables. For similar products issued after 1986, mortality assumptions are based on blends of the 1983a and 1979-81 U. S. Life Tables.


Accident and Health, and Disability Insurance Liabilities Activity: Activity in the liabilities for accident and health, and disability insurance benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:


                                           1997         1996          1995
                                           --------------------------------
Balance as of January 1                    $287         $274          $266
Less reinsurance recoverables                27           15            12
                                           --------------------------------
Net balance as of January 1                 260          259           254
                                           --------------------------------
Acquired in Chubb Life acquisition           73            -             -

Amount incurred:
 Current year                               389             401           403
 Prior years                                (47)            (63)          (73)
                                           -----------------------------------
                                            342             338           330
                                           -----------------------------------
Less amount paid:
 Current year                               230             246           242
 Prior years                                105              91            82
                                           -----------------------------------
                                            335             337           324
                                           -----------------------------------
Net balance as of December 31               340             260           260
Plus reinsurance recoverables                71              27            14
                                           -----------------------------------
Balance as of December 31                  $411            $287          $274
                                           ===================================
Balance as of December 31 included with:
 Future policy benefits                    $287            $156          $131
 Policy and contract claims                 124             131           143
                                           -----------------------------------
                                           $411            $287          $274
                                           ===================================

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

Note 8.  Debt

Commercial Paper and Revolving Credit Borrowings: The Company has entered into a bank credit agreement for $375 of unsecured revolving credit extending through May 2002, under which the Company has the option to borrow at various interest rates. Subsequent to the establishment of a commercial paper arrangement in 1996, the credit agreement has principally supported the issuance of commercial paper. As of December 31, 1997, outstanding commercial paper had various maturities, with none in excess of 90 days. The Company can issue commercial paper with maturities of up to 270 days. If the Company is not able to remarket its commercial paper on the respective maturity dates, the Company intends to borrow a like amount under the credit agreement. The weighted-average interest rate for commercial paper borrowings outstanding of $285 at December 31, 1997 was 6.02%. The weighted-average interest rate for $222 of commercial paper borrowings outstanding at December 31, 1996 was 5.53%.

Exchangeable Securities

The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as "Exchangeable Securities."

MEDS

In April and June 1997, the Company issued MEDS of $75 at 6.95% and $75 at 6.65%, respectively. The MEDS are based on NationsBank Corporation (NationsBank) common stock. Annual interest is payable quarterly. The MEDS mature January 10, 2002 and represent senior indebtedness of the Corporation.

The MEDS had principal amounts of: 6.95% MEDS, $55.55 per security and 6.65% MEDS, $66.625 per security. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either a number of shares of the common stock of NationsBank (stock) determined based on an exchange rate reflecting the then trading price for the stock, or cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least: 6.95% MEDS, $67.22 and 6.65% MEDS, $80.62, (2) a fractional share of the stock having a value equal to the principal amount if the price is more than the principal amount but less than the amount stated in
(1), or (3) one share if the price is less than or equal to the principal amount.

ACES

In December 1995, the Company publicly sold 1,815,000 unsecured 7.25% ACES Due January 21, 2000, having a principal amount of $72.50 per security. In the 30 days prior to, or at, maturity, the principal amount of the ACES will be mandatorily exchanged into either (1) a number of shares of NationsBank stock determined based on an exchange rate reflecting the then trading price for the stock or (2) cash in an amount of equal value. In February 1997, NationsBank completed a 2-for-1 stock split. The following fractional share and stock price information has been restated for the split. Subject to adjustments to reflect future dilution, the exchange rate is equal to (1) 1.6666 shares if the stock price is at least $43.50, (2) fractional shares of the stock having a value equal to $36.25 if the price is more than $36.25 but less than $43.50 or (3) two shares if the price is not more than $36.25.

Carrying Value of Exchangeable Securities

The Exchangeable Securities are carried at fair value. Changes in the carrying value, net of deferred income taxes, are charged against net unrealized gains in stockholders' equity. At December 31, 1997 and 1996, the combined carrying value of the Exchangeable Securities was $327 and $148, based on the market value of NationsBank stock, which had a market value of $60.81 per share as of year end.

Interest:  Interest expense totaled $76, $39 and $22 for 1997, 1996 and 1995.


Note 9.  Capital Securities and Mandatorily Redeemable Preferred Stock

In January and March 1997, respectively, the Company privately placed $200 of 8.14% Capital Securities, Series A and $100 of 8.285% Capital Securities, Series B. The Capital Securities mature in the year 2046, but are redeemable prior to maturity at the option of the Company beginning January 15, 2007. The Capital Securities are supported by subordinated indebtedness of the Company.

Mandatorily redeemable non-voting floating rate preferred stock (with a par value of $100 per share) of subsidiaries authorized, issued and outstanding at December 31, 1997 and 1996 totaled 530,000 shares. Dividends on $50 of such stock issued by AH Life in 1995 are cumulative at LIBOR plus 1.25% per annum. Beginning April 6, 1998, any holder may require AH Life to redeem its shares at par plus accrued dividends. Beginning October 6, 2000, AH Life may redeem the stock at par plus accrued dividends. An additional $3 of mandatorily redeemable preferred stock was issued in September 1996 related to the PPA recapture (Note 15), with similar terms and the respective redemption dates being April 1, 1999 and October 1, 2001.

Note 10.  Stockholders' Equity

Preferred Stock: The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be fixed by the Board of Directors, subject to certain limitations on voting rights.


Common Stock: On May 6, 1996, the shareholders approved an amendment to the articles of incorporation that increased the number of authorized shares of common stock from 150 million to 350 million.

On November 6, 1995, the Board authorized a three-for-two common stock split which was effected as a 50% stock dividend distributed on December 22, 1995 to shareholders of record as of December 8, 1995. The split-adjusted value of fractional shares was paid in cash. The par value of additional shares issued, which totaled $30, was reclassified from retained earnings to common stock during 1995. All share and per share information gives retroactive effect to the stock split.

Changes in the number of shares outstanding are as follows:


                                                   Year ended December 31
                                       ----------------------------------------------
                                           1997            1996              1995
                                       ----------------------------------------------
Shares outstanding, beginning          70,746,233       71,213,162        72,674,060
Shares issued under
 stock option plans                       106,040           33,071            32,749
Shares reacquired                               -         (500,000)       (1,493,647)
                                       ----------------------------------------------
Shares outstanding, ending             70,852,273       70,746,233        71,213,162
                                       ==============================================

On February 9, 1998, the Board authorized a three-for-two common stock split which will be effected as a 50% stock dividend distributed on April 13, 1998 to shareholders of record as of March 20, 1998.

Shareholders' Rights Plan: Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $123.33 an amount of common stock of the Company, or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 70 million shares of common stock are reserved for the amended rights plan. The rights expire on November 7, 2004 unless extended by the Board, and are redeemable by the Board at a price of $.01 per right at any time before they become exercisable.

Note 11.  Stock Incentive Plans

Long Term Stock Incentive Plan: Under the Long Term Stock Incentive Plan (Employees' Plan), a Committee of disinterested directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company's stock, to employees of the Company and certain full-time life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.

A total of 4,206,505 shares are available for issuance pursuant to outstanding or future awards under the Employees' Plan as of December 31, 1997. The option price may not be less than the market value of the Company's common stock on the date awarded. Options are exercisable for periods determined by the

Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Awards of restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. The Employees' Plan will terminate as to further awards on May 1, 2005, unless terminated by the Board at an earlier date.

Non-Employee Directors' Plan: Under the Non-Employee Directors' Stock Option Plan (Directors' Plan), 285,000 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 1997. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. The Directors' Plan will terminate as to further awards on March 31, 1999.


Summary Stock Option Activity: Summarized information about the Company's stock option activity for the three years in the period ended December 31 follows:

                                    1997                 1996                  1995
                             ------------------- --------------------- ------------------------
                                        Weighted             Weighted
                                        Average              Average
                                        Exercise             Exercise              Exercise
                                        Price                Price                 Price
                             Options    Per       Options    Per        Options    Per
                                        Share                Share                 Share
                            -------------------- --------------------- ------------------------

Outstanding beginning
 of year                    1,411,268   $41.40    906,343    $33.59     463,780   $17.11-37.33
Granted                     1,164,304    68.07    542,875     53.68     483,000    36.42-37.33
Exercised                     (95,922)   30.98    (25,172)    54.11     (26,025)   17.11-36.42
Forfeited                     (29,282)   64.19    (12,778)    32.07     (14,412)   26.83-30.08
                            -------------------- --------------------- ------------------------
Outstanding end of year     2,450,368    54.21   1,411,268     41.40    906,343    26.17-37.33
                            ==================== ===================== ========================

Exercisable at end of year    941,418    39.79     637,643     33.93     494,593   26.17-37.33
                            ==================== ===================== ========================
Weighted-average fair value
 of options granted during
 the year                      $15.10               $11.07
                            =========            =========


The following table summarizes certain stock option information at December
31, 1997:


                                     Options Outstanding                     Options Exercisable
         ---------------------------------------------------------------- ----------------------------
                                             Weighted
                                              Average
                                             Remaining    Weighted                        Weighted
                Range of      Number of      Contractual   Average           Number of     Average
             Exercise Prices   Shares           Life     Exercise Price       Shares    Exercise Price
         ---------------------------------------------------------------- ---------------------------
           $26.17 - $37.33     774,750          6.6        $ 34.30             670,750      $ 33.97
           $46.75 - $57.88   1,070,418          8.7          55.77             270,668        54.22
           $72.75 - $77.75     605,200          9.9          76.92                   -            -
                             ---------                     -------             -------      -------
                             2,450,368                     $ 54.21             941,418      $ 39.79
                             =========                     =======             =======      =======

Pro Forma Information: FASB Statement 123, "Accounting for Stock-Based Compensation", requires the presentation of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 6.2%, 5.9% and 7.6%; volatility factors of the expected market price of the Company's common stock of 0.17; and a weighted-average expected life of the options of 7.7 years for 1997 and 10 years for 1996 and 1995. For purposes of this calculation, dividends are assumed to increase at a rate of 10% annually.

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


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                Year Ended December 31
                                                1997     1996     1995
                                               ------------------------
Pro forma net income available to common
 stockholders                                  $366      $288     $272
Pro forma earnings per share available to
 common stockholders                           $5.17     $4.06    $3.79
Pro forma earnings per share available to
 common stockholders - assuming dilution       $5.14     $4.04    $3.79


Because the options issued generally vest over three years and because
SFAS 123 is applicable only to options granted subsequent to December 31, 1994, 1998 is the first year in which the full pro forma effect will be reflected.

Note 12.  Statutory Financial Information

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

A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries on the basis of GAAP is as follows:


                                                      1997           1996          1995
                                                    -----------------------------------
Statutory Accounting Practices:
 Net income for the year ended December 31          $  462         $  253        $  501
                                                    ===================================
 Statutory capital and surplus as of December 31    $1,470         $1,218        $1,112
                                                    ===================================
Generally Accepted Accounting Principles:
 Net income for the year ended December 31          $  349         $  261        $  221
                                                    ===================================
 Stockholders' equity as of December 31             $3,106         $2,181        $2,114
                                                    ===================================


Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk. As of December 31, 1997, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

The NAIC is in the process of codifying SAP, in order to create uniformity across states. Any resulting changes in SAP would take effect no earlier than 1999, and are expected to result in a net reduction of statutory surplus and RBC industry wide.

The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. At December 31, 1997, any future dividends paid by JP Life and Chubb Life through April 1998 will require regulatory approval.


Note 13.  Income Taxes

Income taxes as reported in the consolidated statements of income are as follows:

                                                              Year ended December 31
                                                         1997          1996          1995
                                                         --------------------------------
Current expense                                          $180          $132          $116
Deferred expense                                           15            17             9
                                                         --------------------------------
Income taxes reported with income from
 continuing operations                                    195           149           125
Income taxes reported with income from
 discontinued operations                                    -             -             4
                                                         --------------------------------
Aggregate reported income taxes                          $195          $149          $129
                                                         ================================

A reconciliation of the federal income tax rate to the Company's effective income tax rate, computed based on income from continuing operations follows:

                                                       Year ended December 31
                                                  1997         1996          1995
                                                 ---------------------------------
Federal income tax rate                          35.0%         35.0%         35.0%
Reconciling items:
Tax exempt interest and dividends
 received deduction                              (1.3)         (4.1)         (2.0)
Other increases (decreases), net                 (0.7)          2.7             -
                                                 ---------------------------------
Effective income tax rate                        33.0%         33.6%         33.0%
                                                 =================================

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:


                                                                 December 31
                                                            1997             1996
                                                            ----------------------
Deferred tax assets:
Difference in policy liabilities                            $457             $352
Obligation for postretirement benefits                         7                7
Deferred compensation                                         19               17
Other deferred tax assets                                     35               28
                                                            ----------------------
Gross deferred tax assets                                    518              404

Deferred tax liabilities:
Net unrealized gains on securities                           355              263
Deferral of policy acquisition costs and value of
 business acquired                                           331              243
Deferred gain recognition for income tax purposes             17               16
Differences in investment bases                               12               15
Depreciation differences                                       4                6
Other deferred tax liabilities                                21               34
                                                            ----------------------
Gross deferred tax liabilities                               740              577
                                                            ----------------------
Net deferred income tax liability                           $222             $173
                                                            ======================


Federal income tax returns for all years through 1993 are closed. In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.

Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus". The Company has approximately $91 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The Company does not believe that any significant portion of the account will be taxed in the foreseeable future and no related deferred tax liability has been recognized. If the entire balance of the account became taxable under the current federal rate, the tax would approximate $32.


Note 14.  Retirement Benefit Plans

Pension Plans: The Company and its subsidiaries have defined benefit pension plans covering substantially all employees and some full-time life insurance agents. The plans provide benefits based on annual compensation and years of service. The plans are noncontributory and are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. The funding policy is to contribute annually no more than the maximum amount deductible for federal income tax purposes.

The components of pension expense were as follows:

                                                      Year ended December 31
                                                1997           1996           1995
                                                -----------------------------------
Service cost, benefits earned during the year   $  8           $  6           $  6
Interest cost on projected benefit obligation     14             13             12
Actual return on plan assets                     (53)           (27)           (37)
Net amortization and deferral                     35              9             20
                                                -----------------------------------
Pension expense                                 $  4           $  1           $  1
                                                ===================================

The following table sets forth the funded status of the plans and amounts as of December 31 recognized in the consolidated balance sheets:

                                                           1997            1996
                                                           ---------------------
Actuarial present value of benefit obligation--
Vested benefit obligation                                  $191             $169
                                                           =====================

Accumulated benefit obligation                             $195             $171
                                                           =====================
ojected benefit obligation                                 $224             $201
Plan assets at fair value                                   302              260
                                                           ---------------------
Plan assets in excess of projected benefit obligation        78               59

Unrecognized net gain                                       (71)             (46)
Unrecognized transition net asset                           (14)             (17)
Unrecognized prior service cost                               9                8
                                                           ---------------------
Prepaid pension cost                                       $  2             $  4
                                                           =====================


Certain assumptions used in determining the funded status of the plans were as follows:

                                                       1997       1996      1995
                                                       -------------------------
Discount rate                                           7%         7%        7%
Expected long-term rate of return on plan
  assets                                                8%         8%        8%
Rate of increase in compensation levels                 5%         5%        5%


Benefits provided to retirees by annuity contracts issued by JP Life approximated $14 in 1997, $15 in 1996 and $11 in 1995.

Other Postretirement Benefit Plans: The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. Substantially all of the Company's employees and qualifying agents may become eligible for these benefits if they reach retirement age or become disabled while employed by the Company and meet certain years-of-service requirements. Most of the postretirement health care and life insurance benefits are provided through JP Life. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service periods.

The components of nonpension postretirement benefits expense were as follows:

                                                           Year ended December 31
                                                         1997        1996      1995
                                                         ---------------------------
Service cost, benefits earned during the year            $ 1        $  1      $  1

Interest cost on accumulated benefit obligation            2           2         2
Actual return on plan assets                              (1)         (1)        -
Net amortization and deferral                             (1)         (1)       (2)
                                                         ---------------------------
Nonpension postretirement benefits expense               $ 1        $  1      $  1
                                                         ===========================

The following table sets forth the funded status of the Company's postretirement health care and life insurance plans as of December 31 recognized in the consolidated balance sheets:

                                                                1997         1996
                                                               -------------------
Plan assets at fair value                                      $   7        $   7
                                                               -------------------
Accumulated postretirement benefit obligation:
Retirees and surviving spouses                                    23           23
Fully eligible active                                              3            3
Other active participants                                          6            6
                                                               -------------------
                                                                  32           32
Accumulated postretirement benefit obligation in excess
 of plan assets                                                  (25)         (25)
Unrecognized prior service benefit                                (9)         (10)
Unrecognized net loss                                              4            4
                                                               -------------------
Accrued postretirement benefit cost                            $ (30)       $ (31)
                                                               ===================

Certain assumptions used in determining the funded status of the plans were as follows:


                                                    1997          1996         1995
                                                   ---------------------------------
Discount rate                                       7.5%          7.5%          7%
Expected long-term rate of return on plan
 assets                                               9%            9%          9%



Benefits do not take into consideration compensation increases. The Company's postretirement health care plan limits annual benefit increases to a maximum rate of 4%. Because future health care cost trend rates of 4% have been assumed in determining the accumulated postretirement benefit obligation as of December 31, 1997, future health care cost increases exceeding 4% per year will have no effect on the Company's obligation.

Defined Contribution Plan: Effective January 1, 1995, the Company adopted defined contribution retirement plans covering most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $4 , $3 and $2 during 1997, 1996 and 1995.


Note 15.  Reinsurance

The Company attempts to reduce its exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. The Company reinsures the portion of an individual life insurance risk in excess of the Company's retention, which ranges from $0.3 to $1.4 for various individual life and annuity products. The Company also attempts to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. The Company assumes portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.

AH Life and FAHL reinsured 100% of the PPA, COLI and Affiliated business written prior to their acquisition with affiliates of Household on a coinsurance basis. Balances are settled monthly, and AH Life is compensated by the reinsurers for administrative services related to the reinsured business. On September 30, 1996, the Company recaptured a portion of the PPA reinsurance from affiliates of Household. This recapture was completed by Household's transferring approximately $463 of assets and $489 of reserves to the Company. The Company also established a $29 deferred tax asset on this recapture, and issued $3 of mandatorily redeemable preferred stock of one of the Company's life insurance subsidiaries to Household (see Note 9). The amount due from reinsurers as reported in the consolidated balance sheet includes $1,250 and $1,213 due from the Household affiliates under these reinsurance agreements at December 31, 1997 and 1996.

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

As of December 31, 1997, Chubb Life had a reinsurance recoverable of $97 from a single reinsurer, pursuant to a 50% coinsurance agreement. Chubb Life and the reinsurer are joint and equal owners in $195 of securities and short-term investments, 50% of which is included in investments as of December 31, 1997.

Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer that is party to a contract with a subsidiary to discharge its reinsurance obligations could result in a loss to the affected subsidiary. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 1997.

The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                           Year ended December 31
                                                      1997          1996          1995
                                                    ----------------------------------
Premiums and other considerations, before
  effect of reinsurance ceded                       $1,233        $1,121          $872
Less premiums and other considerations
  ceded                                                 98           127            62
                                                    ----------------------------------
Net premiums and other considerations               $1,135        $  994          $810
                                                    ==================================


Benefits, before reinsurance recoveries             $1,648        $1,498          $901
Less reinsurance recoveries                            249           287            59
                                                    ----------------------------------
Net benefits                                        $1,399        $1,211          $842
                                                    ==================================



Note 16.  Segment Information

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

Amounts related to all operations which do not constitute reportable business segments have been combined with realized investment gains and consolidating adjustments in the lines described as "Corporate and other." Corporate operations consist of certain management and treasury activities and include income, gains and expenses that have not been allocated to reportable business segments. Amounts related to the discontinued other insurance segment are not included in segment information pertaining to results of operations. Depreciation and amortization includes amortization of cost in excess of net assets acquired and amortization of other intangible assets related to communications operations, but does not include depreciation of real estate investments, amortization of deferred policy acquisition costs or amortization of value of business acquired.

Certain information about reportable business segments follows:


                                       Year ended December 31
                                    1997          1996          1995
                                  ---------------------------------------
Revenue
Life Insurance                    $ 2,283       $ 1,897       $ 1,345
Communications                        190           189           166
Corporate and other                   105            39            57
                                  -----------------------------------
Consolidated                      $ 2,578       $ 2,125       $ 1,568
                                  ===================================

Income from continuing
 operations before income taxes
Life Insurance                    $   458       $   373       $   294
Communications                         45            45            39
Corporate and other                    88            25            48
                                  -----------------------------------
Consolidated                      $   591       $   443       $   381
                                  ===================================

Identifiable assets
 at December 31
Life Insurance                    $22,318       $16,827       $15,912
Communications                        215           212           142
Corporate and other                   598           523           424
Consolidated                      $23,131       $17,562       $16,478

Depreciation and amortization
Life Insurance                    $    15       $    10       $     6
Communications                         11             9             9
Corporate and other                     1             1             1
                                  -----------------------------------
Consolidated                      $    27       $    20       $    16
                                  ===================================

Additions to property and equipment were $41 in 1997, $20 in 1996 and $30 in 1995 (including amounts resulting from acquisitions). Included in the preceding amounts are additions related to the communications industry segment totaling $11, $12 and $7 in 1997, 1996 and 1995. Other additions to property and equipment related primarily to the life insurance segment. During 1995, equity securities carried at $327 were transferred from the life insurance segment to the corporate segment.

Note 17.  Disclosures About Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

                                                     1997                         1996
                                             Carrying      Fair           Carrying     Fair
                                              Value        Value           Value       Value
                                            ------------------------  ------------------------
Financial Assets
Debt securities available for sale          $10,155       $10,155         $6,673        $6,673
Debt securities held to maturity              3,790         3,892          3,877         3,903
Equity securities available for sale            892           892            906           906
Equity securities trading portfolio               1             1             23            23
Mortgage loans                                1,716         1,783          1,323         1,353
Policy loans                                  1,422         1,465          1,212         1,204

Financial Liabilities
Annuity contract liabilities
 in accumulation phase                        4,891         4,693          4,836         4,639
Commercial paper and revolving
 credit borrowings                              285           285            222           222
Exchangeable Securities                         327           337            148           165
Securities sold under repurchase agreements      95            95            244           244
Capital Securities                              300           319              -             -
Mandatorily redeemable preferred stock           53            53             53            53


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

The fair values of debt and equity securities have been determined from nationally quoted market prices and by using values supplied by independent pricing services and discounted cash flow techniques. These fair values are disclosed together with carrying amounts in Note 4.

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

The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest. With respect to the Exchangeable Securities, the fair value of the ACES is based on its nationally quoted market price. The fair value of the MEDS, which are not publicly traded, is estimated based on the value holders would have received had the MEDS been redeemable as of year end (which was derived based on the market price of NationsBank stock as of year end).

The fair value of the Capital Securities was determined based on market quotes for the securities.

The fair value of the Company's mandatorily redeemable preferred stock approximates its stated amount because its dividend rate is adjustable.

Interest rate swaps that hedge direct investments classified as available for sale are recorded at fair value (1997 - gain of $5; 1996 - loss of $1) and are included in the carrying value of debt securities available for sale. The fair value of interest rate swaps that hedge direct investments classified as held to maturity, that hedge anticipated transactions and that hedge annuity contract deposits (1997 - gain of $1; 1996 - $0) have not been recorded on the balance sheet.

Note 18.  Commitments and Contingent Liabilities

The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $176 as of December 31, 1997.

The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

JPCC has commitments for purchases of syndicated television programming, future sports programming rights and guaranteed revenues of approximately $83 as of December 31, 1997. These commitments are not reflected as an asset or liability in the accompanying 1997 consolidated balance sheet because these programs are not currently available for use.

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

   Previously, the financial statements were audited by McGladrey & Pullen, LLP (McGladrey). The change reflects the Corporation's increasing size (assets more than doubled in 1995, principally through acquisitions) and growing needs for nationwide life insurance industry resources for both auditing and other services particularly those related to acquisitions. The change was made following a selection process in which McGladrey chose not to participate although it remained willing to serve as the auditors based on its existing life insurance industry resources.

   The balance of the disclosures required by Item 304 of Regulation S-K is contained in the Registrant's Form 8-K's filed for February 12, 1996 and its definitive proxy statement for the 1998 annual meeting.


                                Part III

Item 10.  Directors and Executive Officers of the Registrant

   Information under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 4, 1998 (Proxy Statement) is incorporated herein by reference. Executive Officers are described in Part I.

   Information under the heading "Stock Ownership" in the Proxy Statement relating to the absence of any delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.


Item 11.  Executive Compensation

   Information under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information under the heading "Stock Ownership" in the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

   Information under the heading "Is the Compensation Committee Independent" in the Proxy Statement is incorporated herein by reference.



                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.) The List and Index of Exhibits is included on page E-1 of this report.

   (b)  No Form 8-K was filed in the fourth quarter 1997.

   (c)  Exhibits are submitted as a separate section of this report.
        (See E-1.)

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

                                       JEFFERSON-PILOT CORPORATION
                                       (Registrant)


                 BY (SIGNATURE)        /s/   David A. Stonecipher
                (NAME AND TITLE)       David A. Stonecipher
                                       President and Director
                                      (Also signing as Principal
                                       Executive Officer)
                 DATE                  March 26, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)        /s/   Dennis R. Glass
NAME AND TITLE)       Dennis R. Glass
                      Executive Vice President and Treasurer
                     (Principal Financial Officer)
DATE                  March 26, 1998


BY (SIGNATURE)        /s/   Reggie D. Adamson
(NAME AND TITLE)      Reggie D. Adamson
                      Senior Vice President, Finance
                     (Principal Accounting Officer)
DATE                  March 26, 1998

BY (SIGNATURE)        *
(NAME AND TITLE)      Edwin B. Borden, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      William H. Cunningham, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Robert G. Greer, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      George W. Henderson, III
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Hugh L. McColl, Jr., Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      E. S. Melvin, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Kenneth C. Mlekush, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      William P. Payne, Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Donald S. Russell, Jr., Director
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Robert H. Spilman, Chairman
DATE                  March 26, 1998


BY (SIGNATURE)        *
(NAME AND TITLE)      Martha A. Walls, Director
DATE                  March 26, 1998


*BY (SIGNATURE)       /s/   Robert A. Reed
(NAME AND TITLE)      Robert A. Reed, Attorney-in-Fact
DATE                  March 26, 1998

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

      Consolidated Balance Sheet - December 31, 1997 and 1996

      Consolidated Statements of Income - Years Ended December 31, 1997,
        1996 and 1995

      Consolidated Statements of Shareholders' Equity - Years Ended
        December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows - Years Ended
        December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements - December 31, 1997

The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).


                                                                     - Pages -

Schedule I  - Summary of Investments - Other Than Investments
   in Related Parties                                                   F-2

Schedule II - Financial Statements of Jefferson-Pilot Corporation:

  Condensed Balance Sheets as of December 31, 1997 and 1996             F-3

  Condensed Statements of Income for the Years Ended
    December 31, 1997, 1996 and 1995                                    F-4

  Condensed Statements of Cash Flows for the Years
    Ended December 31, 1997, 1996 and 1995                              F-5

  Notes to Condensed Financial Statements                               F-6

Schedule III - Supplementary Insurance Information                      F-7

Schedule IV  - Reinsurance                                              F-8

Schedule V   - Valuation and Qualifying Accounts                        F-9

Report of Independent Public Accountant Auditing Significant
   Subsidiary                                                          F-10

List and Index of Exhibits                                        E-1 - E-2

     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


Jefferson-Pilot Corporation and Subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties
December 31, 1997
In millions


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
   Government agencies                     $   431     $   452     $   452
    Federal agency issued collateralized
      mortgage obligations                   2,304       2,403       2,403
    Obligations of states, municipalities
      and political subdivisions (b)           351         359         359
    Obligations of public utilities (b)      1,441       1,508       1,480
    Corporate obligations (b)                7,558       7,817       7,743
    Corporate private-labeled
      collateralized mortgage obligations    1,431       1,485       1,485
  Redeemable preferred stocks                   22          23          23
                                           -------     -------     -------
         Total debt securities              13,538      14,047      13,945
                                           -------     =======     -------
Equity securities:
  Common stocks:
    Public utilities                            47         166         166
    Banks, trust and insurance companies        15         580         580
    Industrial and all other                    25         145         145
  Nonredeemable preferred stocks                 2           2           2
                                           -------     -------     -------
         Total equity securities                89         893         893
                                           -------     =======     -------
Mortgage loans on real estate (c)            1,743                   1,716
Real estate acquired by foreclosure (c)          4                       4
Other real estate held for investment           71                      71
Policy loans                                 1,422                   1,422
Other long-term investments                     43                      43
                                           -------                 -------
         Total investments                 $16,910                 $18,094
                                           =======                 =======


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


Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Balance Sheets of Jefferson-Pilot Corporation
December 31, 1997 and 1996
In millions (except share information)

ASSETS                                         1997        1996
                                              ------      ------
Cash and equivalents:
  Cash and cash equivalents                   $    2      $    9
  Debt securities available for sale              -           12
  Equity securities available for sale            -           53
  Investment in subsidiaries                   3,753       2,689
  Other investments                                3           2
                                              -------      ------
        Total cash and investments             3,758       2,765
  Due from subsidiaries                           -            3
  Other assets                                    20          18
                                              -------      ------
                                              $3,778      $2,786
                                              =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable, short-term                   $  285      $  222
  Exchangeable Securities                        327         148
  Notes payable, subsidiaries                    414          81
  Payables and accruals                            5           6
  Due to subsidiaries                             -           -
  Dividends payable                               28          25
  Income taxes payable                             4          (1)
  Deferred income tax (assets) liabilities       (17)          8
                                              -------     -------
   Total liabilities                           1,046         489
                                              -------     -------
Commitments & contingent liabilities

Stockholders' equity :
  Common stock, par value $1.25 per share,
    authorized 1997and 1996:- 350,000,000;
    issued: 1997 - 70,852,273 shares;
    1996 - 70,746,233 shares                      93          88
  Retained earnings, including equity in
    undistributed net income of subsidiaries
    1997 - $1,489; 1996 - $1,473               1,964       1,708
  Net unrealized gains on securities available
    for sale, less deferred income taxes 1997 -
    $355; 1996 - $263                            675         501
                                              -------     -------
        Total stockholders' equity             2,732       2,297
                                              -------     -------
                                              $3,778      $2,786
                                              =======     =======
See Notes to Condensed Financial Statements.


Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Income of Jefferson-Pilot Corporation
Years Ended December 31, 1997, 1996 and 1995
In millions

                                                1997     1996     1995
                                               -----    -----    -----
Income:
  Dividends from continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company     $ 337    $ 120    $ 169
    Jefferson-Pilot Communications Company        29       23       15
    Other subsidiaries                            25       13       22
                                               -----    -----    -----
                                                 391      156      206
  Dividends from discontinued subsidiary -
    Jefferson-Pilot Fire & Casualty Company       -        -        76
  Other investment income, including interest
    from subsidiaries, net                         4        3        1
  Realized investment gains                       14        2       -
                                               -----    -----    -----
            Total income                         409      161      283

Financing costs                                   55       24        8
Other expenses                                    20       20        3
                                               -----    -----    -----
            Income before income taxes and
            equity in undistributed net
            income of subsidiaries               334      117      272
Income taxes (benefits)                          (20)     (15)      (4)
                                               -----    -----    -----
            Income before equity in
            undistributed net income of
            subsidiaries                         354      132      276
                                               -----    -----    -----
Equity in undistributed net income of
  continuing subsidiaries:
    Jefferson-Pilot Life Insurance Company      (129)      80       32
    Alexander Hamilton Life Insurance Company     88       60       18
    Jefferson-Pilot Communications Company        (1)       5        7
    Chubb Life Insurance Company                  54       -        -
    Other subsidiaries, net                        4       14       (9)
                                               -----    -----    -----
                                                  16      159       48
                                               -----    -----    -----
Equity in undistributed net income of
  discontinued subsidiary -
    Jefferson-Pilot Fire & Casualty
      Company, reflects special
      dividend of $76 in 1995                     -        -       (51)
                                               -----    -----    -----
Net income available to common stockholders    $ 370    $ 291    $ 273
                                               =====    =====    =====
See Notes to Condensed Financial Statements.



Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Cash Flows of Jefferson-Pilot Corporation
Years Ended December 31, 1997, 1996 and 1995
In millions
                                                1997     1996     1995
                                               -----    -----    -----
Cash Flows from Operating Activities
  Net income                                   $ 370    $ 291    $ 273
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Equity in undistributed net income
      of subsidiaries                            (16)    (159)       3
    Noncash dividends received from
      subsidiaries                                -        -      (144)
    Realized investment gains                    (14)      (2)      -
    Change in accrued items and other
      adjustments, net                            12      (13)      17
                                               -----    -----    -----
         Net cash provided by operating
         activities                              352      117      149
                                               -----    -----    -----
Cash Flows from Investing Activities
  Purchases of investments                       (22)      (4)    (264)
  Proceeds from sales of investments              57        6      404
  Acquisition of Alexander Hamilton Life
   Insurance Company                              -        -      (527)
  Acquisition of Chubb Life Insurance
   Company                                      (786)      -        -
  Other returns from (investments in)
   subsidiaries                                  (42)       7      (12)
  Other, net                                      (2)      -        (7)
                                               -----    -----    -----
         Net cash provided by (used in)
         investing activities                   (795)       9     (406)
                                               -----    -----    -----
Cash Flows from Financing Activities
  Cash dividends                                (113)     (99)     (89)
  Common stock reacquired                          -      (25)     (52)
  Proceeds from external borrowings            2,815       -       526
  Repayments of external borrowings           (2,603)      (8)    (194)
  Borrowings from subsidiaries, net              333       12       69
  Other                                            4       -        (2)
                                               -----    -----    -----
         Net cash (used in) provided
         by financing activities                 436     (120)     258
                                               -----    -----    -----
         Net increase (decrease) in
         cash and cash equivalents                (7)       6        1
Cash and cash equivalents:
  Beginning                                        9        3        2
                                               -----    -----    -----
  Ending                                       $   2    $   9    $   3
                                               =====    =====    =====

See Notes to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II- Notes to Condensed Financial Statements of Jefferson-Pilot Corporation

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in Form the 10-K for the year ended December 31, 1997.


Additional information about(1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 2,8 and 18, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in Form the 10-K for the year ended December 31, 1997.

Jefferson-Pilot Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information For the Years Indicated
In millions

   Column A               Column B         Column C          Column D         Column E           Column F
                          Deferred
                           Policy
                        Acquisition      Future Policy        Deferred
                         Costs and        Benefits and      Revenue and       Other Policy
                         Value of        Policyholder        Premiums         Claims and          Premiums
                          Business          Contract          Collected        Benefits          and Other
   Segment                Acquired          Deposits          in Advance       Payable (a)     Considerations
 ------------            ---------        ----------         -----------      ----------        ------------
As of or Year Ended
    December 31, 1997
Life insurance           $1,364             $16,841              $48            $609               $1,135

As of or Year Ended
    December 31, 1996
Life insurance           $  934             $13,082              $40            $497               $  994

As of or Year Ended
  December 31, 1995
Life insurance           $  835             $12,234              $34            $454               $  810



   Column A               Column G           Column H          Column I          Column J
                                                              Amortization
                                                               of Deferred
                                                                  Policy
                                             Benefits,         Acquisition
                                              Claims,           Costs and
                             Net            Losses and           Value of          Other
                         Investment         Settlement          Business         Operating
    Segment                 Income            Expenses          Acquired         Expenses (b)
  -----------             ---------          ---------        -----------       ------------
As of or Year Ended
  December 31, 1997
Life insurance             $1,110             $1,399             $151           $ 240
Communications                 (5)                 -                -             146
Corporate and other            (2)                 -                -              51

As of or Year Ended
  December 31, 1996
Life insurance             $  897             $1,211             $115           $ 189
Communications                  1                  -                -             144
Corporate and other            (5)                 -                -              23

As of or Year Ended
  December 31, 1995
Life insurance             $  528             $  842             $ 54           $ 151
Communications                 (2)                 -                -             124
Corporate and other            17                  -                -              16


a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.

b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $95 in 1997, $55 in 1996,and $38 in 1995.

Jefferson-Pilot Corporation and Subsidiaries
Schedule IV - Reinsurance For the Years Indicated
In millions
        Column A              Column B     Column C     Column D    Column E     Column F
                                                                                 Percentage
                                           Ceded to     Assumed                  of Amount
                                           Other        From Other               Assumed to
                             Gross Amount  Companies    Companies   Net Amount   Net (b)
                             ------------  ---------    ---------   ----------   ----------
Year Ended December 31, 1997:
  Life insurance in force
    at end of year            $ 175,267    $  42,214    $   186     $ 133,239    0.1%

Premiums:  (a)                $     853    $      71    $    12     $     794    1.5%


Year Ended December 31, 1996:
  Life insurance in force
    at end of year            $ 109,407    $  30,486    $    50     $  78,971    0.1%

Premiums:  (a)                $     943    $      99    $     2     $     846    0.2%


Year Ended December 31, 1995:
  Life insurance in force
    at end of year            $ 111,383    $  32,860    $    58     $  78,581    0.1%


Premiums:  (a)                $     804    $      62    $     1     $     743    0.1%


a. Included with life insurance premiums are premiums on ordinary life insurance products and mortality charges on interest-sensitive products.

b. Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.


Jefferson-Pilot Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts December 31, 1997
In millions
   Column A             Column B    Column C                Column D     Column E
                                    Additions


                                    Charged to
                        Balance at  Realized     Charged                 Balance at
                        Beginning   Investment   to Other                End
  Description           of Period   Gains        Accounts   Deductions   of Period
 -------------          ---------   ---------    --------   --------     ---------
1997:
  Valuation allowance
    for mortgage loans
    on real estate      $  27       $   -        $  -       $   -        $   27

1996:
  Valuation allowance
    for mortgage loans
    on real estate      $  27       $   -        $  -       $   -        $   27

1995:
  Valuation allowance
    for mortgage loans
    on real estate      $   2       $  25        $  -       $   -        $   27


               Report of Independent Public Accountants


To Alexander Hamilton Life Insurance Company of America:


We have audited the consolidated statement of income of Alexander Hamilton Life Insurance Company of America (a Michigan corporation and a wholly-owned subsidiary of Jefferson-Pilot Corporation) and subsidiaries for the three months ended December 31, 1995 and the related consolidated statements of stockholder's investment and cash flows for the three months then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operation of Alexander Hamilton Life Insurance Company of America and subsidiaries for the three months ended December 31, 1995, and their cash flows for the three months then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule III - Supplementary Insurance Information and Schedule IV - Reinsurance, of Alexander Hamilton Life Insurance Company of America and subsidiaries (not presented separately herein) are for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP

Detroit, Michigan
  February 6, 1996

                     List and Index of Exhibits

 Reference
Per Exhibit
   Table                Description of Exhibit                     -Page-

      (2)    (i) Plan of acquisition - Life and Health
                 Agreement in Connection with the
                 Rehabilitation of Kentucky Central
                 Life Insurance Company was included
                 in Form 10-Q for the third quarter
                 1994 and is incorporated herein by
                 reference.                                           -

            (ii) Stock Purchase Agreement by and among
                 Household Group, Inc., Household
                 International, Inc., Alexander Hamilton
                 Life Insurance Company of America, and
                 Jefferson-Pilot Corporation dated August
                 9, 1995, was included in Form 8-K for
                 October 6, 1995 and is incorporated herein
                 by reference (confidential treatment
                 requested with respect to certain portions
                 thereof).  Exhibits set forth in the Stock
                 Purchase Agreement have been omitted and
                 will be furnished supplementally to the
                 Commission upon request.                             -

           (iii) Stock Purchase Agreement dated as of February 23,
                 1997 between Jefferson-Pilot Corporation and The
                 Chubb Corporation  (confidential treatment was
                 granted with respect to certain portions thereof),
                 was included in Form 10-K/A for 1996 and is
                 incorporated herein by reference. Exhibits and Schedules to the Stock Purchase Agreement were omitted and were furnished supplementally to the
                 Commission.                                          -

    (3)      (i) Articles of Incorporation including amendments
                 thereto that have been approved by shareholders
                 were included in Form 10-Q for the first quarter
                 1996 and are incorporated herein by reference.       -

            (ii) By laws as amended February 9, 1998 (Provided
                 as part of the electronic filing only)              E-


    (4)      (i) Amended and Restated Rights Agreement
                 dated November 7, 1994 between Jefferson-
                 Pilot Corporation and First Union National
                 Bank of North Carolina, as Rights Agent,
                 was included in Form 8-K dated November 14,
                 1994 and is incorporated herein by reference.        -

            (ii) Amended and Restated Credit Agreement dated as of
                 May 7, 1997 among the Registrant and the banks
                 named therein, and NationsBank N.A. (South),
                 as Agent, is not being filed because the total
                 amount of borrowings available thereunder does
                 not exceed 10% of total consolidated assets.
                 The Registrant agrees to furnish a copy of the
                 Credit Agreement to the Commission upon request.     -

        (10)     The following contracts and plans:

             (i) Employment contract between the
                 Registrant and David A. Stonecipher, an
                 executive officer, effective September
                 15, 1997 was included in Form 10-Q for
                 the third quarter 1997 and is incorporated
                 herein by reference.                                 -

            (ii) Employment contract between the
                 Registrant and Kenneth C. Mlekush, an
                 executive officer, effective January 1,
                 1996 was included in Form 10-K for 1995
                 and is incorporated herein by reference.             -

           (iii) Employment contract between the
                 Registrant and John D. Hopkins, an
                 executive officer, effective April 19,
                 1996 was included in Form 10-Q for the
                 first quarter 1996 and is incorporated
                 herein by reference.                                 -

            (iv) Employment contract between the
                 Registrant and Dennis R. Glass, an
                 executive officer, effective October 18,
                 1996 was included in Form 10-K for 1996
                 and is incorporated herein by reference.             -

             (v) Employment contract between the
                 Registrant and E. J. Yelton, an
                 executive officer, effective October 18,
                 1996 was included in Form 10-K for 1996
                 and is incorporated herein by reference.             -

            (vi) Long Term Stock Incentive Plan,
                 included as Exhibit 2 to the
                 March 24, 1995 Proxy Statement is
                 incorporated herein by reference.                    -

           (vii) 1995 Nonemployee Directors Stock
                 Option Plan, included as Exhibit 3
                 to the March 24, 1995 Proxy Statement
                 is incorporated herein by reference.                 -

          (viii) Jefferson-Pilot Life Insurance
                 Company Supplemental Benefit Plan
                 and Executive Special Supplemental
                 Benefit Plan was included in Form 10-K
                 for 1994 and is incorporated herein by
                 reference.                                           -

            (ix) Management Incentive Compensation
                 Plan for Jefferson-Pilot Corporation
                 and its insurance subsidiaries                      E-

             (x) Deferred Fee Plan for Non-Employee
                 Directors was included in Form 10-K
                 for 1994 and is incorporated herein
                 by reference.                                        -

            (xi) Employment contract between the
                 Registrant and Theresa M. Stone, an
                 executive officer, effective July 1,
                 1997 was included in Form 10-Q for the
                 second quarter 1997 and is incorporated
                 herein by reference.                                 -

   (21)      Subsidiaries of the Registrant                          E-

   (23)      Accountants' Consents                                   E-

   (24)      Power of Attorney form                                  E-

   (27)      Financial Data Schedule  (Provided as part
             of the electronic filing only)                               -