Form 10-Q
period 1998-03-31
JEFFERSON PILOT CORP
filed 1998-05-15
CIK 53347

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998            Commission file number 1-5955



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



                           (336) 691-3691
          (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No


Number of shares of common stock
outstanding at March 31, 1998                                106,385,149

                     JEFFERSON-PILOT CORPORATION

                                INDEX

                                                              - Page No. -

Part I. Financial Information
        Consolidated Unaudited Condensed Balance Sheets
         - March 31, 1998 and December 31, 1997                    3


        Consolidated Unaudited Condensed Statements of Income
         - Three Months ended March 31, 1998 and 1997              4


        Consolidated Unaudited Condensed Statements of Cash Flows
         - Three months ended March 31, 1998 and 1997              5


        Notes to Consolidated Unaudited Condensed Financial
           Statements                                              6


        Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9


Part II. Other Information                                        21

Signatures                                                        21

PART I.  FINANCIAL INFORMATION

                      JEFFERSON-PILOT CORPORATION
            CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                           (In Millions)

                                                    March 31      December 31
                                                      1998           1997
                                                     -------        -------
Debt securities available for sale, at fair value    $10,278        $10,155
  (amortized cost $9,897 and $9,748)
Debt securities held to maturity, at amortized cost    3,721          3,790
  (fair value $3,898 and $3,892)
Equity securities available for sale, at fair value    1,012            892
  (cost $80 and $88)
Equity securities trading portfolio, at fair value         1              1
  (cost $1 and $1)
Mortgage loans on real estate                          1,756          1,716
Other investments                                      1,540          1,540
Cash and cash equivalents                                 66              9
                                                      ------         ------
     Total cash and investments                       18,374         18,103
Accrued investment income                                225            217
Due from reinsurers                                    1,465          1,526
Deferred policy acquisition costs and value
  of business acquired                                 1,395          1,364
Cost in excess of net assets acquired                    236            225
Assets held in separate accounts                       1,486          1,282
Other assets                                             371            414
                                                      ------         ------
     Total assets                                    $23,552        $23,131
                                                      ======         ======

Policy liabilities                                   $17,505        $17,497
Debt:
  Commercial paper and revolving credit borrowings       230            285
  Exchangeable Securities and other debt                 381            331
Securities sold under repurchase agreements               96             95
Liabilities related to separate accounts               1,486          1,282
Tax liabilities                                          331            235
Accounts payable, accruals and other liabilities         317            321
                                                      ------         ------
                                                      20,346         20,046
                                                      ------         ------
Guaranteed preferred beneficial interest in
  subordinated debentures ("Capital Securities")         300            300
                                                      ------         ------
Mandatorily redeemable preferred stock                    53             53
                                                      ------         ------
Stockholders' Equity:
Common stock                                              97             93
Retained earnings                                      2,045          1,964
Accumulated other comprehensive income -
  net unrealized gains on securities                     711            675
                                                      ------         ------
                                                       2,853          2,732
                                                      ------         ------
     Total liabilities and stockholders' equity      $23,552        $23,131
                                                      ======         ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                      JEFFERSON-PILOT CORPORATION
                    CONSOLIDATED UNAUDITED CONDENSED
                          STATEMENTS OF INCOME
               (In Millions Except Per Share Information)
                                                       Three Months Ended
                                                             March 31
                                                           1998    1997
                                                           ----    ----
Revenue:
Premiums and other considerations                          $289    $240
Net investment income                                       301     238
Realized investment gains                                    43      61
Communications sales                                         48      51
Other                                                        16       1
                                                            ---     ---
  Total revenue                                             697     591
                                                            ---     ---
Benefits and Expenses:
Insurance and annuity benefits                              355     296
Insurance commissions                                        71      41
General, administrative and other expenses                   64      50
Communications operations                                    31      34
                                                            ---     ---
  Total benefits and expenses                               521     421
                                                            ---     ---
Income before income taxes                                  176     170
Provision for income taxes                                   57      57
                                                            ---     ---
Net income                                                  119     113
Dividends on Capital Securities                               6       3
Dividends on mandatorily redeemable
  preferred stock                                             1       1
                                                            ---     ---
Net income available to common stockholders                $112    $109
                                                            ===     ===

Comprehensive income                                       $148    $ 22
                                                            ===     ===

Average number of shares outstanding                      106.3   106.1
                                                          =====   =====
Net Income Per Share of Common Stock:

Net income available to common stockholders before
  realized investment gains, net of income taxes          $0.79   $0.65
Realized investment gains, net of income taxes             0.26    0.37
                                                           ----    ----
Net income available to common stockholders               $1.05   $1.02
                                                           ====    ====
Net income available to common stockholders -
  assuming dilution                                       $1.04   $1.02
                                                           ====    ====
Dividends declared per common share                       $.295   $.267
                                                           ====    ====

See Notes to Consolidated Unaudited Condensed Financial Statements


                        JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED UNAUDITED CONDENSED
                        STATEMENTS OF CASH FLOWS
                             (In Millions)
                                                     Three months Ended
                                                          March 31
                                                        1998    1997
                                                        ----    ----
Net cash provided by operations                         $313    $ 78
                                                         ---     ---
Cash Flows from Investing Activities:
Investments sold (purchased), net                        (75)    117
Other investing activities                                 2       1
                                                         ---     ---
Net cash provided by (used in) investing activities	     (73)    118
                                                         ---     ---

Cash Flows from Financing Activities:
Issuance of Capital Securities                            -      300
Net short-term borrowings repayments                     (54)   (228)
Cash dividends paid                                      (38)    (30)
Issuance of common shares, net                             4       1
Policyholder contract deposits, net                      (95)     58
                                                         ---     ---
Net cash provided by (used in) financing activities     (183)    101
                                                         ---     ---

Increase in cash and cash equivalents                     57     297
Cash and cash equivalents at beginning of period           9     108
                                                         ---     ---
Cash and cash equivalents at end of period              $ 66    $405
                                                         ===     ===
Supplemental Cash Flow Information:
Income taxes paid                                       $  2    $  1
                                                         ===     ===
Interest paid                                           $  9    $  7
                                                         ===     ===

See Notes to Consolidated Unaudited Condensed Financial Statements

                        JEFFERSON-PILOT CORPORATION

       NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisition of Chubb Life Insurance Company of America

Effective April 30, 1997 for accounting and tax purposes, Jefferson-Pilot Corporation (JP or the Company) acquired all the outstanding shares of Chubb Life Insurance Company of America, now named Jefferson Pilot Financial Insurance Company (JP Financial), from The Chubb Corporation (Seller). JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through JP Financial and its life insurance subsidiaries, Chubb Colonial Life Insurance Company (now named Jefferson Pilot LifeAmerica Insurance Company) and Chubb Sovereign Life Insurance Company. Hereinafter, JP Financial and its subsidiaries are collectively referred to as "JP Financial." Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation) is a full service NASD registered broker-dealer.

The cost of the acquisition consisted of $775 cash paid by JP to Seller, plus other acquisition costs. In addition, JP Financial paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through the liquidation of invested assets, various securities offerings and the issuance of commercial paper.

The acquisition was accounted for using the purchase method. As a result, JP Financial's results of operations from May 1, 1997 forward are included in the Company's financial statements. During the first quarter of 1998, the final allocation of purchase price to JP Financial's tangible and identifiable intangible assets and liabilities was completed, based on their respective fair values with the difference, amounting to $163, allocated to cost in excess of net assets acquired (i.e., goodwill). Goodwill arising from the acquisition is being amortized over a period of 35 years.

The following pro-forma financial information has been prepared assuming that the JP Financial acquisition had taken place at the beginning of 1997. The pro-forma information includes adjustments for interest expense and foregone investment income that would have resulted from financing the acquisition, amortization of adjustments to fair value, amortization of value of business acquired and cost in excess of net assets acquired, and related tax effects. The pro-forma financial information is not necessarily indicative of results of operations that would have been reported had the transaction actually been completed on the date assumed.

                                                         Three months Ended
                                                           March 31, 1997
                                                           --------------
Revenue                                                         $685
                                                                 ===
Net income available to common stockholders
   before realized investment gains, net of income taxes        $ 81
Realized investment gains, net of income taxes                    11
                                                                 ---
Net income available to common stockholders                     $ 92
                                                                 ===
Net Income Per Share of Common Stock:

Net income available to common stockholders
   before realized investment gains, net of income taxes       $0.76
Realized investment gains, net of income taxes                  0.10
                                                                ----
Net income available to common stockholders                    $0.86
                                                                ====

On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $69 to $81 for the three months ended March 31, 1997. On a pro-forma basis, realized investment gains, net of income taxes, are significantly lower than actual for the three months ended March 31, 1997, because the pro-forma amounts eliminate the effect of realized gains on invested assets sold during the first quarter of 1997 to finance the JP Financial acquisition.

3.  Contingent Liabilities

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

4.  Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income", which sets standards for the reporting and display of comprehensive income and its components in financial statements. Adoption had no impact on the Company's net income or stockholders' equity. Comprehensive income consists of net income plus other comprehensive income. Currently, the only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available for sale. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

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

5.  Stock Split

On February 9, 1998, the Board authorized a three-for-two split of the Company's common stock in the form of a 50% stock dividend distributed on April 13, 1998 to shareholders of record as of March 20, 1998. All share and per share amounts have been restated to give retroactive effect to the stock split.

                    JEFFERSON-PILOT CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of March 31, 1998, changes in financial condition for the three months then ended, and results of operations for the three month period ended March 31, 1998 as compared to the same period of 1997. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1997, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.
All share amounts have been restated to give retroactive effect to the Company's three-for-two stock split, which was effective in April 1998.


Company Profile

The Company (also referred to as JP) has two business segments: Insurance and Communications. Within the Insurance segment, JP offers Individual Life Insurance Products, Annuity and Investment Products, and Group Insurance Products through the following subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), First Alexander Hamilton Life Insurance Company (FAHL), and Chubb Life Insurance Company of America, now named Jefferson Pilot Financial Insurance Company and referred to as JP Financial, and its subsidiary Chubb Colonial Life Insurance Company (now named Jefferson Pilot LifeAmerica and referred to as JPLA), which were acquired in the second quarter of 1997. Within the Communications business segment, JP operates television and radio broadcasting stations and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications Company (JPCC) and its subsidiaries.

Acquisition Summary

In May 1997, the Company acquired JP Financial. The discussion of this acquisition contained in Note 2 on page 6 is incorporated herein by reference.

In January 1997, JPCC acquired the assets of KQKS-FM in Denver for $15 in cash.

RESULTS OF OPERATIONS

In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated.

Operating income increased 21.4% over the first quarter of 1997 due to increased profitability in the Insurance segment. Net income increased 2.8%. The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.

                                               Three Months Ended
                                                    March 31
                                                1998        1997
                                               ------      ------
Consolidated Summary of Income
Operating income                               $ 83.9      $ 69.1
Realized investment gains, net                   27.9        39.7
Net income available to                         -----       -----
  common stockholders                          $111.8      $108.8
                                                =====       =====

Consolidated Earnings Per Share
Operating income                                $ .79       $ .65
Realized investment gains, net                    .26         .37
                                                 ----        ----
Net income available to
  common stockholders                           $1.05       $1.02
                                                 ====        ====
Net income available to
  common stockholders - assuming dilution       $1.04       $1.02
                                                 ====        ====

These results were achieved in spite of declines in earnings in the Group Products class. Excluding the earnings impact of the JP Financial acquisition and related financing costs as well as the Group Products earnings, operating income increased 10.1% over the first three months of 1997.


Operating income per share increased 21.5%, due primarily to improved operating results in the Insurance segment, including the impact of the JP Financial acquisition. Total earnings per share increased 2.9%. Earnings per share - assuming dilution increased 2.0%. Net realized gains decreased $11.8. The higher level of realized gains in 1997 related to the funding of the JP Financial acquisition. The effective tax rate declined in the first quarter of 1998 due to an adjustment related to the tax effects of an equity method investment.

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

The following table illustrates JP's results by segment and product class.

                                                 Three Months Ended
                                                      March 31
                                                    1998    1997
                                                    ----    ----
Insurance segment:
   Individual Products                             $ 60.3   $ 41.8
   Annuity and Investment Products                   19.7     19.2
   Group Products                                     4.5      5.6
                                                    -----    -----
                                                     84.5     66.6
Communications segment                                7.3      6.9
Other                                                (7.9)    (4.4)
                                                    -----    -----
Operating income                                     83.9     69.1
Realized investment gains, net                       27.9     39.7
                                                    -----    -----
Net income available to common stockholders        $111.8   $108.8
                                                    =====    =====

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions. Operating results were:

                                                   Three Months Ended
                                                        March 31
                                                     1998     1997
                                                     ----     ----
Premiums, considerations, and other income          $197.9   $116.9
Net investment income                                182.5    119.6
                                                     -----    -----
Total revenues                                       380.4    236.5

Policy benefits                                      207.5    125.7
Expenses                                              80.7     46.7
                                                     -----    -----
Total benefits and expenses                          288.2    172.4
                                                     -----    -----
Operating income before income taxes                  92.2     64.1
Provision for income taxes                            31.9     22.3
                                                     -----    -----
Operating income                                    $ 60.3   $ 41.8
                                                     =====    =====

Individual Products operating income increased $18.5 or 44.3% over the first quarter of 1997, due largely to the JP Financial acquisition.

Total premiums and receipts for policyholder accounts for life products increased 90.8% to $335.3 for the first three months of 1998. The increase is attributable to sales of variable universal life products, especially through JP Financial's regional marketing distribution channel.

Net investment income in 1998 increased $62.9 or 52.6% over the first three months of 1997, consistent with the increase in policyholder fund balances and the acquisition of JP Financial. Average policyholder fund balances on interest sensitive products, excluding JP Financial, of $4,531.6 for the first three months of 1998 represent an 8.8% increase over the $4,164.0 of average fund balances for the same period in 1997. Total average fund balances were $6,907.9 for the first quarter of 1998, up 65.9% from the first quarter of 1997.

Policy benefits, excluding JP Financial, increased $8.0 or 6.4% over the prior year's three months. Increases in fund balances resulted in interest credited to policyholder funds increasing $5.2 or 8.5% for the quarter. Death benefits increased $5.6 or 15.7%, as favorable experience in the first quarter of 1997 returned to more typical levels in 1998.

Excluding JP Financial, 1998 expenses were down $5.7 or 12.3% for the three months. Commissions have declined due to changes in product mix towards lower commission products. General and administrative expenses have continued to declined due to continued effective cost control.


Annuity and Investment Products

Annuity and Investment Products (also referred to as the AIP business segment) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                      1998     1997
                                                      ----     ----
Premiums and other considerations                    $  4.3   $  8.4
Net investment income                                 112.1    106.1
Other income                                           15.0      1.2
                                                      -----    -----
Total revenues                                        131.4    115.7

Policy benefits                                        76.3     75.8
Expenses                                               24.8     10.8
                                                      -----    -----
Total benefits and expenses                           101.1     86.6
                                                      -----    -----
Operating income before income taxes                   30.3     29.1
Provision for income taxes                             10.6      9.9
                                                      -----    -----
Operating income                                     $ 19.7   $ 19.2
                                                      =====    =====

Operating income increased $0.5 or 2.6% over the first quarter of 1997. Average assets under management (net of reinsurance) of $5,799.2 for the first quarter of 1998 represented an increase of 6.2% from the first three months of 1997 (primarily as a result of the JP Financial acquisition) and were relatively flat compared to the fourth quarter of 1997.

Fixed annuity receipts for the first three months of 1998 were $96.9 compared to $134.7 for the same period in 1997. This decline was due to the low interest environment and the relatively flat yield curve, resulting in increased competition from equity products and bank certificates of deposit. Fixed annuity benefits and surrenders as a percentage of beginning fund balances, on an annualized basis, were 15.0% and 13.6% in the first three months of 1998 and 1997. Annuity surrenders may increase as the percentage of the business that can be withdrawn by policyholders without incurring a surrender charge increases.

Effective spreads represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest. The Company has recently refined its methodology for measuring and reporting spreads. The effective spread for the year ended December 31, 1997 under the refined methodology was 2.12%. The effective spread for the first quarter of 1998 was 2.11%, up 5 basis points from the fourth quarter of 1997.

The growth in other income is attributable to broker-dealer subsidiaries acquired with JP Financial and is offset by corresponding increases in expenses. Net investment income increased $6.0 or 5.7% for the quarter, as assets under management increased.

Policy benefits increased $0.5 or 0.7% over the first quarter of 1997. The growth in total expenses is attributable to broker-dealer operations acquired with JP Financial. General and administrative expenses, excluding JP Financial, declined 1.5% from 1997.


Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest. It offers conventionally-insured and alternatively-funded medical benefits as well as a variety of life, disability income and dental plans. Operating results were:

                                                 Three Months Ended
                                                       March 31
                                                    1998     1997
                                                    ----     ----
Group life premiums and other considerations       $16.4    $ 18.9
Group accident & health premiums and other
  considerations                                    71.8      95.8
Investment income, net of expenses                  11.1      11.6
                                                    ----     -----
Total revenues                                      99.3     126.3

Policy benefits                                     71.5      94.8
Expenses                                            21.0      23.1
                                                    ----     -----
Total benefits and expenses                         92.5     117.9
                                                    ----     -----
Operating income before income taxes                 6.8       8.4
Provision for income taxes                           2.3       2.8
                                                    ----     -----
Operating income                                   $ 4.5    $  5.6
                                                    ====     =====

Group operating income declined $1.1 or 19.6% in the first quarter of 1998 compared to 1997 primarily as a result of mortality experience.
Favorable life experience in the first quarter of 1997 returned to a more typical level in 1998. As a percentage of total revenues, operating income was 4.5% for the first three months in comparison to 4.4% for the same period in 1997.


Group continues to implement the strategic initiatives adopted in the fourth quarter of 1997, with an increased emphasis on marketing life and disability products and efforts to improve the economics of the accident and health business.

Premiums declined during the first quarter due to the decision to withdraw from the small group medical market and as a result of policy lapses, caused primarily by rate increases. Group accident and health premiums and other considerations of $71.8 for the three months were down 25.1% from the same period of 1997. Disability premiums of $7.7 increased 11.3% over the first quarter of 1997, but operating results remain below the prior year due to an increase in the new claims rate and a decrease in the claims termination rate. Life premiums and other considerations decreased $2.5 to $16.4 versus $18.9 in the first quarter of 1997, primarily due to reinsurance ceded effective January 1, 1998 and due to health markets exited during 1997.

For the first three months of 1998, policy benefits as a percentage of premiums, considerations and other income decreased to 81.1% from 82.7%.
The conventional medical loss ratio for the first quarter of 1998 showed a marked improvement over that of a year ago, declining to 84.3% from 90.5%.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:


                                                 Three Months Ended
                                                       March 31
                                                    1997      1998
                                                    ----      ----
Communications sales and other income              $48.5     $51.1
Investment income, net of expenses                   0.1       0.2
Financing costs                                     (1.6)     (1.7)
                                                    ----      ----
Total revenues                                      47.0      49.6

Operating costs                                     30.8      34.0
Depreciation and amortization                        2.9       3.0
General expenses                                     1.3       1.0
                                                    ----      ----
Total expenses                                      35.0      38.0
                                                    ----      ----
Operating income before income taxes                12.0      11.6
Provision for income taxes                           4.7       4.7
                                                    ----      ----
Operating income                                   $ 7.3     $ 6.9
                                                    ====      ====

Operating income from the Communications segment increased $0.4 or 5.8% compared to the first three months of 1997.

The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which we operate. Combined revenues for Radio and Television for the first quarter grew 10.8% over the first quarter of 1997. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising. Ratings gains at certain of our radio properties enhanced revenue growth in that business. Revenues in our Sports business declined as a result of a non-recurring sporting event held in the first quarter of 1997 and due to a decrease in collegiate-related sales.

Broadcast cashflow grew by 4%, as the strong growth of the broadcast properties was partially offset by Sports' decline from their strong prior year results.

Total expenses decreased 7.9% from the first quarter of 1997 primarily due to decreases in Sports. Expenses as a percent of communications sales and other income decreased from 74.4% for 1997 to 72.2% for 1998, which is attributable to the shift away from Sports programming towards the higher margin Radio and Television broadcast activities.

Other

Activities of the parent company and passive investment affiliates, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in the "Other" category. The following table summarizes the operating results:

                                               Three Months Ended
                                                    March 31
                                                 1998      1997
                                                ------    ------
Earnings on investments and other income        $ 5.0     $ 5.2
Interest expense on debt and
Exchangeable Securities                          (9.0)     (3.2)
Operating expenses                               (4.6)     (5.4)
Federal and state income tax benefits             7.8       3.5
                                                 ----      ----
                                                 (0.8)      0.1
Dividends on Capital Securities and
  mandatorily redeemable preferred stock         (7.1)     (4.5)
                                                 ----      ----
Operating income                                $(7.9)    $(4.4)
                                                 ====      ====

Earnings on investments declined due to investment sales during the first six months of 1997 to fund acquisitions. Interest expense and dividends on Capital Securities and mandatorily redeemable preferred stock increased due to the issuance of the Capital Securities and Mandatorily Exchangeable Debt Securities (MEDS) during the first quarter and second quarter, respectively, of 1997. Operating expenses represent costs incurred to fund corporate activities and will fluctuate based on the level of those activities. Federal and state income tax benefits include the tax benefits of preferred dividends on Capital Securities, which are recorded gross of related tax effects.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $421 or 1.8% during the first three months of 1998. This growth resulted from cash provided by operating activities, increases in Separate Account assets, increases in the market values of available for sale investments offset by a decrease in policyholder contract deposits, net repayment of short term borrowings and payment of dividends.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $760 at March 31, 1998, up 2.4% from December 31, 1997.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $635 at March 31, 1998, an increase of 2.1% since year end. The increase is attributable to deferrals of level commissions on purchased blocks and adjustments to net realizable values of purchased assets.

Cost in excess of net assets acquired (goodwill) was $236 at March 31, 1998 and $225 at December 31, 1997. The increase was the result of adjustments in net realizable values of purchased assets. Goodwill as a percentage of stockholders' equity was 8.3% at March 31, 1998 and 8.2% at December 31, 1997.

JP had reinsurance receivables of $1,115 and $1,250 at March 31, 1998 and December 31, 1997 and policy loans of $834 as of each date, which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $96 at March 31, 1998 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured. JP and the reinsurer are joint and equal owners of $194 in securities which support the block.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                          March 31     December 31
                                            1998          1997
                                          --------      --------
Total assets                              $23,552       $23,131
Total stockholders' equity                  2,853         2,732
Ratio of stockholders' equity to assets     12.1%         11.8%

The Company's ratio of capital to assets increased as a result of earnings retained and unrealized gains on available for sale securities.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, such as the JP Financial acquisition, which would be expected to produce higher returns over time. Such available invested resources declined substantially with the JP Financial acquisition.

The Insurance segment is subject to regulatory constraints.  The
Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. This has enabled JP Life, AH Life and JP Financial to attain very strong claims paying ratings. Standard & Poors has recently reaffirmed "AAA" claims paying ratings for JP Life and AH Life and has upgraded JP Financial and JPLA from "AA" to "AAA".

Debt and Exchangeable Securities

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of NationsBank stock. Changes in the carrying value of these securities (which amounted to year to date increases of $36.7 for ACES and $12.9 for MEDS), net of deferred income taxes, are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity.

Mandatorily Redeemable Preferred Stock

Of the $53 of mandatorily redeemable preferred stock outstanding, $50 was redeemable at the holder's option beginning April 1998 and $3 beginning April 1999. $50 was redeemed upon request of the holder in April 1998.

While the Company has made no commitments for additional financing, additional securities may be issued to finance acquisitions or for other corporate purposes.

Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements. Primary sources of cash from the Insurance segment are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include purchase of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, and income taxes. Primary sources of cash from the Communications segment are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

Cash provided by operations was $313 and $78 for the first quarter of 1998 and 1997. Changes in reinsurance receivables and tax liabilities contributed to the increase, along with earnings growth.

Net cash provided/(used) in investing activities was $(73) and $118 for the first three months of 1998 and 1997. The variation in the amounts reflects the 1997 liquidation of investments in the months preceding the JP Financial acquisition, with the proceeds used to partially fund the acquisition. The majority of the liquidation process was completed during 1997's first quarter.

Proceeds from the issuance of securities of $300 and repayments of short-term borrowings of $228 during first quarter 1997 reflect proceeds from the Capital Securities which were used to pay down short-term borrowings during the period preceding the JP Financial acquisition. Cash inflows/(outflows) from changes in policyholder contract deposits were $(95) and $58 for the first quarter of 1998 and 1997. The decrease is a result of lower sales and higher withdrawals of policyholder funds in a period of declining interest rates. However, excluding a $(122) net withdrawal in the AH Life COLI block, which is 100% coinsured to Household, the Company experienced net policyholder deposits of $27 for the first quarter of 1998.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first three months were $51 in 1998 and $48 in 1997. JP Life and AH Life were the primary sources of these dividends in 1998. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. A portion of the remaining dividends planned from life subsidiaries for 1998 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Cash and short-term investments were $66 and $9 at March 31, 1998 and December 31, 1997. The increase reflects preparations for the redemption of $50 of AH Life's preferred stock, which occurred in early April.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $637 and $564 at March 31, 1998 and December 31, 1997. These securities, less the $377 (at March 31, 1998) of
NationsBank stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total trading securities and debt and equity securities available for sale at March 31, 1998 were $11,291.

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

JP held the following carrying amounts of investments:

                                  March 31          December 31
                                    1998               1997
                               --------------      --------------
Publicly-issued bonds          $11,109   60.4%     $11,088   61.3%
Privately-placed bonds           2,868   15.6        2,832   15.6
Commercial mortgage loans        1,756    9.6        1,716    9.5
Common stock                     1,011    5.5          893    4.9
Policy loans                     1,426    7.8        1,422    7.9
Preferred stock                     24    0.1           25    0.1
Real estate                         74    0.4           75    0.4
Other investments                   40    0.2           43    0.2
Cash and cash equivalents           66    0.4            9    0.1
                                ------  -----       ------  -----
Total                          $18,374  100.0%     $18,103  100.0%
                                ======  =====       ======  =====

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans, which as a percentage of total investments declined in 1997 due to the JP
Financial acquisition.

JP's Investment Policy Statement (Policy) requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A+", excluding mortgage loans.

Carrying amounts of investments categorized as "higher risk" assets were:

                                      March 31, 1998      December 31, 1997
                                     ---------------     -----------------
Bonds near or in default             $     2     0.0%    $     2     0.0%
Bonds below investment grade             733     4.0         766     4.2
Mortgage loans 60 days
 delinquent or in foreclosure              4      -            7     0.1
Mortgage loans restructured               13     0.1          13     0.1
Foreclosed properties                      2      -            4      -
Sub-total, higher risk assets            754     4.1         792     4.4
All other investments                 17,620    95.9      17,311    95.6
                                      ------   -----      ------   -----
Total cash and investments           $18,374   100.0%    $18,103   100.0%
                                      ======   =====      ======   =====

The level of below investment grade bonds, which has decreased slightly during 1998, is within guidelines authorized by the Finance Committee.

The Company's use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $200 were open as of March 31, 1998 and December 31, 1997. Termination of these arrangements under then current interest rates would result in a potential gain of $6. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities available for sale, were:

                                           March 31    December 31
                                             1998         1997
                                            ------       ------
Federal agency issued CMO's                 $2,395       $2,398
Corporate private-labeled CMO's              1,473        1,485
                                             -----        -----
Total                                       $3,868       $3,883
                                             =====        =====

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

Year 2000 Conversion Costs

Failure to alleviate Year 2000 systems problems could result in a material disruption to the Company's operations in the year 2000.
Several of the Company's information systems have been brought into Year
2000 compliance. All significant policyholder administration systems are scheduled to be compliant by the end of 1998. Since inception of the project, the Company has incurred external costs of $4. The remainder of this effort is expected to be completed by the third quarter of 1999 utilizing internal and external resources, with remaining external costs estimated at approximately $8. However, there can be no guarantee that these results will be achieved and actual results could differ materially. All costs associated with this effort are being expensed as incurred.

MARKET RISK EXPOSURES

With respect to the Company's exposure to market risks, see management's comments in the 1997 Form 10-K.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1997 Form 10-K.

With respect to accounting pronouncements, see Note 4 on page 8, which is incorporated herein by reference.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Market Risk Exposures", "External Trends and Forwarding Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that the business and/or operations of JP Financial may deteriorate due to the acquisition, and that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of JP Financial and other insurance subsidiaries through all existing and acquired distribution channels; and more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)    Financial Data Schedule

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

     By (Signature)   /s/Dennis R. Glass
     (Name and Title)  Dennis R. Glass, Executive Vice President,
                                        Chief Financial Officer and Treasurer
Date     May 14, 1998

By (Signature)   /s/Reggie D. Adamson
(Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                     (Principal Accounting Officer)
Date     May 14, 1998