Form 10-Q
period 1998-06-30
JEFFERSON PILOT CORP
filed 1998-08-14
CIK 53347

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1998                Commission file number 1-5955



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



                             (336) 691-3691
           (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No
                           -----     -----


Number of shares of common stock
outstanding at June 30, 1998                                     106,090,236

                        JEFFERSON-PILOT CORPORATION


                                    INDEX


                                                                - Page No. -

Part I.  Financial Information
         Consolidated Unaudited Condensed Balance Sheets            3
           - June 30, 1998 and December 31, 1997


         Consolidated Unaudited Condensed Statements of Income
           - Three Months and Six Months ended
             June 30, 1998 and 1997                                 4


         Consolidated Unaudited Condensed Statements of Cash Flows
           - Six Months ended June 30, 1998 and 1997                5


         Notes to Consolidated Unaudited Condensed Financial
             Statements                                             6


         Management's Discussion and Analysis of
             Financial Condition and Results of Operations         10


Part II.   Other Information                                       24


Signatures                                                         24

PART I.  FINANCIAL INFORMATION

                          JEFFERSON-PILOT CORPORATION
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 (In Millions)

                                                        June 30     December 31
                                                         1998           1997
                                                      ----------    -----------
Debt securities available for sale, at fair value
   (amortized cost $10,086 and $9,748)                $   10,537    $   10,155
Debt securities held to maturity, at amortized cost
   (fair value $3,813 and $3,892)                          3,689         3,790
Equity securities available for sale, at fair value
   (cost $79 and $88)                                      1,037           892
Equity securities trading portfolio, at fair value
   (cost $1 and $1)                                            1             1
Mortgage loans on real estate                              1,798         1,716
Other investments                                          1,550         1,540
Cash and cash equivalents                                     38             9
                                                      ----------    ----------
Total cash and investments                                18,650        18,103
Accrued investment income                                    234           217
Due from reinsurers                                        1,409         1,526
Deferred policy acquisition costs and value
   of business acquire                                     1,393         1,364
Cost in excess of net assets acquired                        235           225
Assets held in separate accounts                           1,568         1,282
Other assets                                                 345           414
                                                      ----------    ----------
Total assets                                          $   23,834    $   23,131
                                                      ==========    ==========

Policy liabilities                                    $   17,427    $   17,497
Debt:
   Commercial paper and revolving credit borrowings          289           285
   Exchangeable Securities and other debt                    396           331
Securities sold under repurchase agreements                  293            95
Liabilities related to separate accounts                   1,568         1,282
Tax liabilities                                              321           235
Accounts payable, accruals and other liabilities             295           321
                                                      ----------    ----------
                                                          20,589        20,046
                                                      ----------    ----------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")            300           300
                                                      ----------    ----------
Mandatorily redeemable preferred stock                         3            53
                                                      ----------    ----------
Stockholders' Equity:
Common stock                                                 133            93                                                    13
Retained earnings                                          2,061         1,964
Accumulated other comprehensive income -
   net unrealized gains on securities                        748           675
                                                      ----------    ----------
                                                           2,942         2,732
                                                      ----------    ----------
   Total liabilities and stockholders' equity         $   23,834    $   23,131
                                                      ==========    ==========

See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON-PILOT CORPORATION
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                  (In Millions Except Per Share Information)

                                          Three Months Ended  Six Months Ended
                                                June 30           June 30
                                            1998     1997      1998    1997
                                           ------   ------    ------  ------
Revenue:
Premiums and other considerations          $  265   $  294    $  555  $  534
Net investment income                         301      278       602     516
Realized investment gains                      18       41        61     102
Communications sales                           48       41        95      92
Other                                          18       12        34      13
                                           ------   ------    ------  ------
   Total revenue                              650      666     1,347   1,257
                                           ------   ------    ------  ------

Benefits and Expenses:
Insurance and annuity benefits                331      360       686     656
Insurance commissions                          78       71       149     112
General, administrative and other expenses     50       45       115      94
Communications operations                      29       26        60      60
                                           ------   ------    ------  ------
   Total benefits and expenses                488      502     1,010     922
                                           ------   ------    ------  ------

Income before income taxes                    162      164       337     335
Provision for income taxes                     54       55       111     113
                                           ------   ------    ------  ------
Net income                                    108      109       226     222
Dividends on Capital Securities and
   perferred stock                              6        7        13      12
                                           ------   ------    ------  ------
Net income available to common
   stockholders                            $  102   $  102    $  213  $  210
                                           ======   ======    ======  ======

Comprehensive income                       $  138   $  214    $  286  $  236
                                           ======   ======    ======  ======

Average number of shares outstanding        106.3    106.2     106.3   106.2
                                           ======   ======    ======  ======

Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 0.85   $ 0.71    $ 1.64  $ 1.36
Realized investment gains, net of income
   taxes                                     0.10     0.25      0.37    0.62
                                           ------   ------    ------  ------
Net income available to common
   stockholders                            $ 0.95   $ 0.96    $ 2.01  $ 1.98
                                           ======   ======    ======  ======

Net income available to common
   stockholders - assuming dilution        $ 0.94   $ 0.95    $ 1.99  $ 1.97
                                           ======   ======    ======  ======

Dividends declared per common share        $0.295   $0.267    $ 0.59  $0.533
                                           ======   ======    ======  ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                        JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED UNAUDITED CONDENSED
                         STATEMENTS OF CASH FLOWS
                              (In Millions)



                                                        Six Months Ended
                                                            June 30
                                                         1998      1997
                                                        ------    ------
Net cash provided by operations                         $ 227     $ 289
                                                        ------    ------
Cash Flows from Investing Activities:
Investments sold (purchased), net                        (259)       44
Acquisition of subsidiaries, net of cash received         -        (758)
Other investing activities                                 (3)        1
                                                        ------    ------
Net cash used in investing activities                    (262)     (713)
                                                        ------    ------

Cash Flows from Financing Activities:
Issuance of Capital Securities                            -         300
Net short-term borrowings (repayments)                    202       (46)
Issuance of securities                                    -         150
Cash dividends paid                                       (74)      (57)
Issuance (repurchase) of common shares, net               (14)        2
Policyholder contract deposits, net                       -          80
Redemption of preferred stock                             (50)      -
                                                        ------    ------
Net cash provided by financing activities                  64       429
                                                        ------    ------

Increase in cash and cash equivalents                      29         5
Cash and cash equivalents at beginning of period            9       108
                                                        ------    ------
Cash and cash equivalents at end of period              $  38     $ 113
                                                        ======    ======

Supplemental Cash Flow Information:
Income taxes paid                                       $  90     $  75
                                                        ======    ======
Interest paid                                           $  19     $  15
                                                        ======    ======



See Notes to Consolidated Unaudited Condensed Financial Statements

                          JEFFERSON-PILOT CORPORATION

        NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
             (Dollar Amounts in Millions Except Share Information)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisition of Life Subsidiaries from The Chubb Corporation

Effective April 30, 1997 for accounting and tax purposes, Jefferson-Pilot Corporation (JP or the Company) acquired all the outstanding shares of Jefferson Pilot Financial Insurance Company (JP Financial), formerly named Chubb Life Insurance Company of America, from The Chubb Corporation (Seller). JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through JP Financial and its life insurance subsidiaries, Jefferson Pilot LifeAmerica Insurance Company (formerly named Chubb Colonial Life Insurance Company) and Chubb Sovereign Life Insurance Company (which was merged into JP Financial on July 1, 1998). Hereinafter, JP Financial and its subsidiaries are collectively referred to as "JP Financial." Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation) is a full service NASD registered broker-dealer.

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

                                                            Six Months Ended
                                                              June 30, 1997
                                                            ----------------
Revenue                                                           $1,369
                                                                  ======
Net income available to common stockholders
   before realized investment gains, net of income taxes          $  156
Realized investment gains, net of income taxes                        19
                                                                  ------
Net income available to common stockholders                       $  175
                                                                  ======
Net Income Per Share of Common Stock:

Net income available to common stockholders
   before realized investment gains, net of income taxes          $ 1.47
Realized investment gains, net of income taxes                      0.18
                                                                  ------
Net income available to common stockholders                       $ 1.65
                                                                  ======

On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $144 to $156 for the six months ended June 30, 1997. On a pro-forma basis, realized investment gains, net of income taxes, are significantly lower than actual for the six months ended June 30, 1997, because the pro-forma amounts eliminate the effect of realized gains on invested assets sold during the first quarter of 1997 to finance the JP Financial acquisition.

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

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". This pronouncement is effective for annual periods beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the limited nature of the Company's use of derivatives and hedging activities, adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

5.  Stock Split

On February 9, 1998, the Board authorized a three-for-two split of the Company's common stock in the form of a 50% stock dividend distributed on April 13, 1998 to shareholders of record as of March 20, 1998. Prior share and per share amounts have been restated to give retroactive effect to the stock split.

6. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
Numerator:
 Net Income                        $108         $109         $226         $222
 Dividends on Capital
   Securities and
   preferred stock                    6            7           13           12
                                    ---          ---          ---          ---
 Numerator for earnings
   per share and earnings
   per share - assuming
   dilution - Net income
   available to common
   stockholders                    $102         $102         $213         $210
                                    ===          ===          ===          ===
 Denominator:
  Denominator for earnings
    per share - weighted-
    average shares
    outstanding             106,263,637  106,174,959  106,292,370  106,157,082
  Effect of dilutive
    securities:
     Employee stock options     902,440      460,079      855,654      438,107
                            -----------  -----------  -----------  -----------
  Denominator for earnings
    per share -assuming
    dilution - adjusted
    weighted-average shares
    outstanding and assumed
    conversions             107,166,077  106,635,038  107,148,024  106,595,189
                            ===========  ===========  ===========  ===========

Earnings per share                $0.95        $0.96        $2.01        $1.98
                                   ====         ====         ====         ====
Earnings per share -
  assuming dilution               $0.94        $0.95        $1.99        $1.97
                                   ====         ====         ====         ====

                      JEFFERSON-PILOT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of June 30, 1998, changes in financial condition for the six months then ended, and results of operations for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1997, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts. Prior share amounts have been restated to give retroactive effect to the Company's three-for-two stock split, which was effective in April 1998.


Company Profile

The Company (also referred to as JP) has two business segments:
Insurance and Communications. Within the Insurance segment, JP offers Individual Life Insurance Products, Annuity and Investment Products, and Group Insurance Products through the following subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), First Alexander Hamilton Life Insurance Company (FAHL), and Jefferson Pilot Financial Insurance Company (referred to as JP Financial and formerly named Chubb Life Insurance Company of America), and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (referred to as JPLA and formerly named Chubb Colonial Life Insurance Company), which were acquired in the second quarter of 1997. Within the Communications business segment, JP operates television and radio broadcasting stations and provides sports and entertainment programming. These operations are conducted through Jefferson-Pilot Communications Company (JPCC) and its subsidiaries.

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

Operating income increased 21.1% over the prior year's first six months and 20.7% over the prior year's second quarter due to increased profitability in the Insurance segment, especially from the JP Financial acquisition which had operating results for six months in the current year and two months in the prior year. Group insurance results improved for the quarter and year to date, as well. Excluding the earnings impact of the JP Financial acquisition and related financing costs, as well as Group Products earnings, operating income increased 7.8% over the first six months of 1997 and 7.0% over the second quarter of 1997. Net income increased 1.4% for the six months and declined 0.1% for the quarter, reflecting higher levels of realized investment gains in 1997 related to funding of the JP Financial acquisition. The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                            1998     1997        1998    1997
                                           ------   ------      ------  ------
 Consolidated Summary of Income
 Operating income                           $90.5    $75.0      $174.4  $144.0
 Realized investment gains, net              11.0     26.6        38.9    66.4
                                            -----    -----      ------  ------
 Net income available to
    common stockholders                    $101.5   $101.6      $213.3  $210.4
                                           ======   ======      ======  ======

Consolidated Earnings Per Share

Operating income                           $  .85   $  .71      $ 1.64  $ 1.36
Realized investment gains, net                .10      .25         .37     .62
                                             ----     ----        ----    ----

Net income available to
 common stockholders                       $ 0.95   $ 0.96      $ 2.01  $ 1.98
                                             ====     ====        ====    ====

Net income available to
 common stockholders - assuming dilution   $ 0.94   $ 0.95      $ 1.99  $ 1.97
                                             ====     ====        ====    ====

Operating income per share increased 20.6% over the first half of 1997 and 19.7% over the second quarter of 1997, due primarily to improved operating results in the Insurance segment, including the impact of the JP Financial acquisition. Net income per share increased 1.5% over the first six months of 1997 and decreased 1.0% from the second quarter of 1997. Earnings per share - assuming dilution increased 1.0% over the first six months of 1997 and declined 1.1% from the second quarter of 1997. Net realized gains decreased $27.5 and $15.6 from the first six months and the second quarter of 1997. The higher level of realized gains in 1997 related to the funding of the JP Financial acquisition. The effective tax rate declined in the first half as well as the second quarter of 1998 due to an adjustment related to the tax effects of an equity method investment.

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

The following table illustrates JP's results by segment and product class.

                                        Three Months Ended Six Months Ended
                                             June 30            June 30
                                          1998    1997       1998     1997
                                          ----    ----       ----     ----
  Insurance segment:
   Individual Products                    $64.5    $52.4    $124.8   $94.2
   Annuity and Investment Products         19.3     18.4      39.0    37.6
   Group Products                           6.7      4.6      11.2    10.2
                                          -----    -----    ------   -----
                                           90.5     75.4     175.0   142.0

  Communications segment                    7.3      5.5      14.6    12.5
  Other                                    (7.3)    (5.9)    (15.2)  (10.5)
                                          -----    -----    ------   -----
  Operating income                         90.5     75.0     174.4   144.0
  Realized investment gains, net           11.0     26.6      38.9    66.4
                                          -----    -----    ------   -----
  Net income available to
    common stockholders                  $101.5   $101.6    $213.3  $210.4
                                          =====    =====     =====   =====

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance products through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions. Operating results were:

                                           Three Months Ended Six Months Ended
                                                 June 30           June 30
                                               1998    1997     1998     1997
                                              ------  ------   ------   ------
  Premiums, considerations, and other income  $183.6  $169.9   $381.6   $286.8
  Net investment income                        183.5   155.6    366.0    275.2
                                               -----   -----    -----    -----
  Total revenues                               367.1   325.5    747.6    562.0

  Policy benefits                              195.6   180.8    403.2    306.5
  Expenses                                      72.7    64.6    153.4    111.3
                                               -----   -----    -----    -----
  Total benefits and expenses                  268.3   245.4    556.6    417.8
                                               -----   -----    -----    -----
  Operating income before income taxes          98.8    80.1    191.0    144.2
  Provision for income taxes                    34.3    27.7     66.2     50.0
                                               -----   -----    -----    -----
  Operating income                           $  64.5  $ 52.4   $124.8   $ 94.2
                                               =====   =====    =====    =====

Individual Products operating income increased $12.1 or 23.1% over the second quarter of 1997 and $30.6 or 32.5% over the first six months of 1997, due largely to the JP Financial acquisition.

Total premiums and receipts for policyholder accounts for life products increased $33.5 or 11.6% over the second quarter of 1997 to $322.8 and $193.0 or 41.5% over the first six months of 1998 to $658.5. The increase is primarily attributable to sales of variable universal life products, especially through JP Financial's regional marketing distribution channel, for which 1998 results include six months of operations. Other distribution channels noted increases as well due to the cross selling of insurance products for the various life insurance subsidiaries of the Corporation.

Net investment income in 1998 increased $27.9 or 17.9% over the second quarter of 1997 and $90.8 or 33.0% over the first six months of 1997, consistent with increases in policyholder fund balances and the acquisition of JP Financial. Average policyholder fund balances on interest sensitive products of $6,946.2 for the first half of 1998 represent a 41.6% increase over the $4,904.5 of average fund balances for the same period in 1997.

Policy benefits, excluding JP Financial, decreased $2.1 or 1.6% for the second quarter, but increased $5.9 or 2.3% over the prior year's first half. Increases in fund balances, excluding JP Financial, resulted in interest credited to policyholder funds increasing $3.9 or 6.2% for the second quarter and $9.1 or 7.4% for the first six months of 1998. Death benefits, excluding JP Financial, for the second quarter decreased $1.0 and increased $4.7 or 6.1% year to date, reflecting improved mortality experience for the second quarter of 1998.

Excluding JP Financial, 1998 expenses decreased slightly from the first six months of 1997. Commissions declined due to changes in product sales towards lower commission products. General and administrative expenses continued to decline due to cost control measures.


Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                         Three Months Ended  Six Months Ended
                                              June 30             June 30
                                          1998      1997      1998      1997
                                         ------    ------    ------    ------
  Premiums and other considerations      $  5.5    $  7.7    $  9.8    $ 16.3
  Net investment income                   109.8     110.8     221.9     216.9
  Other income                             17.5      12.0      32.4      13.2
                                          -----     -----     -----     -----
  Total revenues                          132.8     130.5     264.1     246.4

  Policy benefits                          76.5      81.4     152.8     157.4
  Expenses                                 26.5      20.5      51.2      31.3
                                          -----     -----     -----     -----
  Total benefits and expenses             103.0     101.9     204.0     188.7
                                          -----     -----     -----     -----
  Operating income before income taxes     29.8      28.6      60.1      57.7
  Provision for income taxes               10.5      10.2      21.1      20.1
                                          -----     -----     -----     -----
  Operating income                       $ 19.3    $ 18.4    $ 39.0    $ 37.6
                                          =====     =====     =====     =====

Operating income increased $0.9 or 4.9% over the second quarter of 1997 and $1.4 or 3.7% over the first six months of the prior year. Average total assets under management (net of reinsurance) of $6,153.3 for the first half of 1998 represented an increase of 5.7% from the first half of 1997, primarily as a result of the JP Financial acquisition. Average fixed annuity assets under management (net of reinsurance) of $5,749.7 for the first half of 1998 represented an increase of 2.7% from the first half of 1997 while the second quarter amount of $5,724.9 represented a decrease of 0.2%.

Fixed annuity receipts of $96.1 for the second quarter were down from $193.7 in 1997, while receipts for the first six months of 1998 were $193.0 compared to $328.4 for the same period in 1997. This decline was due to the low interest rate environment and the relatively flat yield curve, resulting in increased competition from equity products and bank certificates of deposit. Fixed annuity benefits and surrenders as a percentage of beginning fund balances, on an annualized basis, were 16.9% and 15.4% in the first six months of 1998 and 1997. Annuity surrenders may increase as the percentage of the business that can be withdrawn by policyholders without incurring a surrender charge increases.

Effective spreads represent the yield on the investment portfolio less interest credited to policy-holders, adjusted for net deferral of bonus interest. The effective spread for the year ended December 31, 1997 was 2.13%. The effective spread for the second quarter of 1998 was 2.08%, down 4 basis points from the first quarter of 1998, resulting in a six month 1998 spread of 2.10%.

The growth in other income is attributable to broker-dealer subsidiaries acquired with JP Financial. Net investment income decreased $1.0 or 1.0% for the quarter and increased $5.0 or 2.3% for the six months, following trends in the average fixed annuity assets under management.

Policy benefits decreased $4.9 or 6.0% for the quarter and $4.6 or 2.9% for the first six months. The growth in total expenses is attributable to broker-dealer operations acquired with JP Financial. General and administrative expenses, excluding JP Financial, increased $1.6 for the quarter and $1.6 or 19.3% for the year to date from the same periods of 1997. The year over year increases are indicative of the fact that 1997 general and administrative expenses were higher in the second half of the year. Compared to the third and fourth quarters of 1997, general and administrative expenses, excluding JP Financial, declined during 1998.

Group Products

Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest.
It offers life, disability income and dental plans as well as conventionally-insured and alternatively-funded medical plans. Operating results were:


                                         Three Months Ended   Six Months Ended
                                              June 30              June 30
                                          1998      1997      1998       1997
                                         ------    ------    ------     ------
  Group life premiums and
    other considerations                 $ 15.6    $ 18.9    $ 32.0     $ 37.8
  Group accident & health premiums and
    other considerations                   61.9      97.3     133.7      193.1
  Investment income, net of expenses       10.3      11.0      21.4       22.6
                                          -----     -----     -----      -----
  Total revenues                           87.8     127.2     187.1      253.5

  Policy benefits                          58.4      97.8     129.8      192.6
  Expenses                                 19.2      22.5      40.3       45.6
                                          -----     -----     -----      -----
  Total benefits and expenses              77.6     120.3     170.1      238.2
                                          -----     -----     -----      -----
  Operating income before income taxes     10.2       6.9      17.0       15.3
  Provision for income taxes                3.5       2.3       5.8        5.1
                                          -----     -----     -----      -----
  Operating income                       $  6.7    $  4.6    $ 11.2     $ 10.2
                                          =====     =====     =====      =====

Group operating income increased $2.1 or 45.7% in the second quarter of 1998 compared to 1997 primarily as a result of medical rate increases and expense reductions. On a year to date basis, operating income increased $1.0 or 9.8%. As a percentage of total revenues, operating income was 6.0% for the first six months of 1998 in comparison to 4.0% for the same period in 1997.

Group continues to implement the strategic initiatives adopted in the fourth quarter of 1997, with an increased emphasis on marketing life and disability products, as well as renewal medical rate increases. As a result, Group experienced its highest quarterly earnings in the last two years.

Premiums declined during the first half due to the decision to withdraw from the small group medical market and as a result of anticipated policy lapses, caused primarily by renewal rate increases. Group accident and health premiums and other considerations of $61.9 were down 36.4% for the second quarter and declined 30.8% to $133.7 on a year to date basis. Disability premiums decreased 16.1% to $7.4 in the second quarter of 1998 and decreased 4.1% to $15.1 in the first half of 1998, due to the loss of disability coverage with one large client. Excluding this client, disability premiums increased 3.4% year to date. Life premiums and other considerations decreased 17.5% to $15.6 versus $18.9 in the second quarter of 1997 and decreased 15.3% to $32.0 versus $37.8 in the first half of 1997, primarily due to reinsurance ceded effective January 1, 1998 and markets exited during 1998.

Policy benefits as a percentage of premiums, considerations and other income decreased in the second quarter of 1998 to 75.4% from 84.2%, and to 78.3% from 83.4% for the six months. The conventional medical loss ratio for the first half of 1998 showed a marked improvement over that of a year ago.


Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1998        1997      1998       1997
                                       ------      ------    ------     ------
     Communications sales and other
      income                           $ 47.6      $ 41.3    $ 96.1      $92.5
     Net investment income,
      net of expenses                     -            .1        .2         .2
     Financing costs                     (1.6)       (1.6)     (3.2)      (3.3)
                                        -----       -----     -----      -----
     Total revenues                      46.0        39.8      93.1       89.4

     Operating costs                     29.4        26.2      60.2       60.3
     Depreciation and amortization        2.9         3.0       5.8        5.9
     General expenses                     1.4         1.1       2.7        2.1
                                        -----       -----     -----      -----
     Total expenses                      33.7        30.3      68.7       68.3
                                        -----       -----     -----      -----

     Operating income before
      income taxes                       12.3         9.5       24.4      21.1
     Provision for income taxes           5.0         4.0        9.8       8.6
                                        -----       -----     ------     -----
     Operating income                  $  7.3      $  5.5      $14.6     $12.5
                                        =====       =====       ====      ====

Operating income from the Communications segment increased $2.1 or 16.8% compared to the first half of 1997. Second quarter operating income increased $1.8 or 32.7% compared to the second quarter of 1997.

The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which it operates. Combined revenues for Radio and Television grew 11.5% and 11.2% over the second quarter and first half of 1997, respectively. Radio experienced strong revenue growth in both quarters of 1998, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising during the first quarter. However, Television revenues remained relatively flat for the second quarter as national agency sales continue to be sluggish, consistent with a nationwide trend.

Second quarter revenues in the Sports division increased $1.6 or 105.8% from the 1997 quarter, although year-to-date revenues in the Sports business declined $4.7 or 24.9%. The year-to-date decline is a result of first quarter factors, including a non-recurring sporting event held in the first quarter of 1997 and a decrease in collegiate-related basketball sales in 1998.

Broadcast cashflow grew by 19.9% and 11.3% for the second quarter and six months ended June 30, respectively, as the strong growth of the broadcast properties, particularly Radio, was partially offset by Sports' decline from the strong prior year results.

Total expenses increased 11.2% and 0.6% for the second quarter and six months ended June 30, respectively, consistent with the strong revenue growth, partially offset by the decline in Sports. On a year-to-date basis, expenses as a percent of communications sales and other income decreased from 73.8% for 1997 to 71.5% for 1998, reflecting the shift from Sports programming towards the higher margin Radio and Television broadcast activities.


Other

Activities of the parent company and passive investment affiliates, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in the "Other" category. The following table summarizes the operating results:

                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                         1998       1997       1998      1997
                                         ----       ----       ----      ----
  Earnings on investments                $7.1       $6.7      $12.1     $11.8
  Interest expense on debt and
     Exchangeable Securities             (8.3)      (5.2)     (17.4)     (8.4)
  Operating expenses                     (5.7)      (4.0)     (10.2)     (9.4)
  Federal and state income tax benefits   5.9        3.7       13.6       7.1
                                         ----       ----       ----      ----
                                         (1.0)       1.2       (1.9)      1.1
  Dividends on Capital Securities and
  mandatorily redeemable preferred stock (6.3)      (7.1)     (13.3)    (11.6)
                                         ----       ----       ----      ----
  Operating income                      $(7.3)     $(5.9)    $(15.2)   $(10.5)
                                         ====       ====       ====      ====

Interest expense increased due to the issuance of the Mandatorily Exchangeable Debt Securities (MEDS) during the second quarter of 1997. Operating expenses represent costs incurred to fund corporate activities and will fluctuate based on the level of those activities. Dividends were down for the quarter due to the redemption of $50 of preferred stock, but were up for the six months reflecting the issuance of Capital Securities in the first quarter of 1997. Federal and state income tax benefits include the tax benefits of preferred dividends on Capital Securities, which are recorded gross of related tax effects.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $703 during the first six months of 1998 representing a 6.0% increase on an annualized basis. This growth resulted from cash provided by operating activities,increases in Separate Account assets and increases in the market values of available for sale investments, offset by a decrease in policyholder contract deposits (including a $123 decline related to COLI business that is 100% coinsured to a third party), redemption of $50 of preferred stock and payment of dividends.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $787 at June 30, 1998, up 6.0% from December 31, 1997.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $606 at June 30, 1998, a decrease of 2.6% since year end. The decrease is attributable to net amortization partially offset by purchase accounting adjustments to net realizable values of purchased assets.

Cost in excess of net assets acquired (goodwill) was $235 at June 30, 1998 and $225 at December 31, 1997. The increase was attributable to the final allocation of the purchase price of JP Financial. Goodwill as a percentage of stockholders' equity was 8.0% at June 30, 1998 and 8.2% at December 31, 1997.

JP had reinsurance receivables of $1,117 and $1,250 at June 30, 1998 and December 31, 1997 and policy loans of $833 and $834 as of each date, which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $95 at June 30, 1998 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured. JP and the reinsurer are joint and equal owners of $191 in securities which support the block.

Capital Resources
-----------------

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                            June 30          December 31
                                             1998                1997
                                            -------          -----------
  Total assets                              $23,834             $23,131
  Total stockholders' equity                  2,942               2,732
  Ratio of stockholders' equity to assets     12.3%               11.8%

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

The Insurance segment is subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. This has enabled JP Life, AH Life and JP Financial to attain very strong claims paying ratings. Standard & Poor's has recently reaffirmed "AAA" claims paying ratings for JP Life and AH Life and has upgraded JP Financial and JPLA from "AA" to "AAA."


Debt and Exchangeable Securities

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of NationsBank stock. Changes in the carrying value of these securities (which amounted to year to date increases of $48.0 for ACES and $17.1 for MEDS) are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity, net of deferred income taxes.

Mandatorily Redeemable Preferred Stock

Of the $53 of mandatorily redeemable preferred stock outstanding at December 31, 1997, $50 was redeemed upon request of the holder in April 1998.

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

Cash provided by operations was $227 and $289 for the first six months of 1998 and 1997 as a result of a shift in policy receipts from traditional products (which are reflected in operating cash flows) to interest sensitive products (which are reflected in financing cash flows).

Net cash used in investing activities was $(262) and $(713) for the first six months of 1998 and 1997. The variance in the amounts reflects the acquisition price of JP Financial, partially offset by sales of investments made to partially fund the acquisition. The majority of the investment sales were completed during 1997's first quarter.

Net cash provided by financing activities was $64 and $429 for the first six months of 1998 and 1997. Proceeds from the issuance of securities of $450 related to funding of the JP Financial acquisition drove the 1997 totals, while 1998 reflects the redemption of $50 of preferred stock. The Company made net short-term borrowings of $202 in 1998 versus net repayments of $(46) in 1997. The increased borrowings in 1998 related primarily to securities sold under repurchase agreements, largely due to the expansion of the repurchase program (which is an asset/liability management tool) to JP Financial. Cash outflows from changes in policyholder contract deposits were $0 and $80 for the first half of 1998 and 1997. The decrease is a result of lower sales and higher withdrawals of policyholder funds in a period of declining interest rates.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first six months were $106 in 1998 and $351 in 1997. JP Life and AH Life were the primary sources of these dividends in 1998. The level of dividends in 1997 was driven by funding of the JP Financial acquisition. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. A portion of the remaining dividends planned from life subsidiaries for 1998 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $673 and $564 at June 30, 1998 and December
31, 1997.  These securities, less the $392 (at June 30, 1998) of
NationsBank stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total cash and cash equivalents, trading securities, and debt and equity securities available for sale at June 30, 1998 were $11,613.

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

JP held the following carrying amounts of investments:

                                          June 30           December 31
                                           1998                 1997
                                      ---------------    -----------------
Publicly-issued bonds                 $11,201   60.1%    $11,088     61.3%
Privately-placed bonds                  3,002   16.1       2,832     15.6
Commercial mortgage loans               1,798    9.6       1,716      9.5
Common stock                            1,035    5.6         893      4.9
Policy loans                            1,430    7.7       1,422      7.9
Preferred stock                            24    0.1          25      0.1
Real estate                                80    0.4          75      0.4
Other investments                          42    0.2          43      0.2
Cash and cash equivalents                  38    0.2           9      0.1
                                       ------  -----      ------    -----
Total                                 $18,650  100.0%    $18,103    100.0%
                                       ======  =====      ======    =====

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans.

JP's Investment Policy Statement (Policy) requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A+", excluding mortgage loans.

Carrying amounts of investments categorized as "higher risk" assets were:

                                          June 30          December 31
                                           1998                1997
                                     ---------------    -----------------
Bonds near or in default             $     2    -  %    $     2      -  %
Bonds below investment grade             702    3.8         766      4.2
Mortgage loans 60 days
 delinquent or in foreclosure              3     -            7      0.1
Mortgage loans restructured               12    0.1          13      0.1
Foreclosed properties                      2     -            4       -
                                      ------  -----     -------    -----
Sub-total, higher risk assets            721    3.9         792      4.4
All other investments                 17,929   96.1      17,311     95.6
                                      ------   ----      ------    -----
Total cash and investments           $18,650  100.0%    $18,103    100.0%
                                      ======  =====      ======    =====

The level of below investment grade bonds, which has decreased slightly during 1998, is within the guidelines authorized by the Finance Committee.

The Company's use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $205 and $200 were open as of June 30, 1998 and December 31, 1997. Termination of these arrangements under then current interest rates would result in a potential gain of $9. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities available for sale, were:

                                             June 30        December 31
                                              1998             1997
                                             -------        -----------
Federal agency issued CMO's                  $2,508           $2,398
Corporate private-labeled CMO's               1,476            1,485
                                              -----            -----
  Total                                      $3,984           $3,883
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

Year 2000 Conversion Costs

The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain imbedded hardware or software that may have a time element.

The Company began work on the Year 2000 compliance issue in 1995. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of key business partners.

The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment; and certification that each is Year 2000 compliant. To certify that all IT systems (internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes regression testing, millennium testing, millennium leap year testing and cross over year testing. Certification testing is performed on each system as soon as remediation is completed.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and management of investment portfolios, processing of the Company's operating bank accounts, and sales/distribution. Other partner categories include suppliers of communication services, utilities, materials and supplies. Based on the importance of each relationship, the Company is defining a strategy to determine compliance.

The target for completion of all phases is the third quarter 1999. The Company has completed the assessment and strategy phases for mainframe applications, operating systems and hardware. Currently, approximately 45% of all mainframe systems are compliant. With respect to significant policyholder systems, the Company is on schedule to complete all phases by
the end of 1998.   For PC/LAN systems, the Company intends to complete
remediation and certification during the third quarter of 1999.

The majority of the Company's non-IT related systems and equipment are currently Year 2000 compliant, based primarily on verbal communication with vendors. Compilation of written documentation regarding compliance is underway and is scheduled to be completed by the third quarter 1999. With respect to key business partners, the assessment and strategy phases are in the preliminary stages, with the Company in the process of compiling a list. The Company has conducted surveys of all its software and hardware vendors, and testing is underway. For business partners with whom the Company engages in electronic transfer of information, sample testing will be conducted.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since inception of the project, the Company has incurred external costs of $4 and internal costs of $4. Current estimates, based on actual experience to date, project a total expense for the project of $26, with remaining external costs of $8 and internal costs of $10. Current year costs are expected to be $7, which are expensed as incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

With respect to contingency plans for critical policyholder systems, the Company has long recognized that there is no viable alternative if these systems are non-compliant. Thus, the Company targeted completion of critical policyholder systems by year end 1998, allowing for unanticipated delays. Certification of these systems as compliant remains on schedule. For non-IT systems and equipment and key business partners, the Company intends to assess their compliance and consider alternative providers, where necessary. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

Although the Company expects its critical systems to be compliant by year end 1998, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant policyholder systems or broadcasting inventory management systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process premiums, broadcast commercial spots, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.


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


Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained here or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Conversion Costs","Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of JP Financial and other insurance subsidiaries through all existing and acquired distribution channels; to business interruption risks if the comapny does not timely complete its Year 2000 compliance project; and more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)  Financial Data Schedule

(b)  Reports of Form 8-K

  No reports on Form 8-K were filed during the second quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    JEFFERSON-PILOT CORPORATION

    By (Signature)   /s/Dennis R. Glass

   (Name and Title)  Dennis R. Glass, Executive Vice President,
                                   Chief Financial Officer and Treasurer
   Date     August 14, 1998

   By (Signature)   /s/Reggie D. Adamson
   (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                        (Principal Accounting Officer)
   Date     August 14, 1998