Form 10-Q
period 1998-09-30
JEFFERSON PILOT CORP
filed 1998-11-12
CIK 53347

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1998             Commission file number 1-5955



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


Number of shares of common stock outstanding at September 30, 1998 105,990,060

                            JEFFERSON-PILOT CORPORATION


                                       INDEX


                                                                  - Page No. -
[S]
Part I.  Financial Information
         Consolidated Unaudited Condensed Balance Sheets
         - September 30, 1998 and December 31, 1997                         3


         Consolidated Unaudited Condensed Statements of Income
         - Three Months and Nine Months ended September 30, 1998 and 1997   4

         Consolidated Unaudited Condensed Statements of Cash Flows
         - Nine Months ended September 30, 1998 and 1997                    5


         Notes to Consolidated Unaudited Condensed Financial
         Statements                                                         6


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10


Part II. Other Information                                                 26


Signatures                                                                 26

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)
                                                   September 30    December 31
                                                       1998            1997
                                                   ------------    -----------
Debt securities available for sale, at fair value
   (amortized cost $10,128 and $9,748)                $10,786         $10,155
Debt securities held to maturity, at amortized cost
   (fair value $3,812 and $3,892)                       3,599           3,790
Equity securities available for sale, at fair value
   (cost $79 and $88)                                     830             892
Equity securities trading portfolio, at fair value
   (cost $1 and $1)                                         -               1
Mortgage loans on real estate                           1,862           1,716
Other investments                                       1,552           1,540
Cash and cash equivalents                                  31               9
                                                       ------          ------
     Total cash and investments                        18,660          18,103
Accrued investment income                                 229             217
Due from reinsurers                                     1,389           1,526
Deferred policy acquisition costs and value
   of business acquired                                 1,331           1,364
Cost in excess of net assets acquired                     231             225
Assets held in separate accounts                        1,463           1,282
Other assets                                              379             414
                                                      -------        --------
     Total assets                                     $23,682        $ 23,131
                                                      =======        ========
Policy liabilities                                    $17,462        $ 17,497
Debt:
   Commercial paper and revolving credit borrowings       184             285
   Exchangeable Securities and other debt                 297             331
Securities sold under repurchase agreements               289              95
Liabilities related to separate accounts                1,463           1,282
Tax liabilities                                           373             235
Accounts payable, accruals and other liabilities          286             321
                                                       ------          ------
                                                       20,354          20,046
                                                       ======          ======
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")         300             300
                                                       ------          ------
Mandatorily redeemable preferred stock                      3              53
                                                       ------          ------
Stockholders' Equity:
Common stock                                              132              93
Retained earnings                                       2,132           1,964
Accumulated other comprehensive income -
   net unrealized gains on securities                     761             675
                                                       ------          ------
                                                        3,025           2,732
                                                       ------          ------

     Total liabilities and stockholders' equity       $23,682         $23,131
                                                      =======         =======

See Notes to Consolidated Unaudited Condensed Financial Statements

                          JEFFERSON-PILOT CORPORATION
               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                   (In Millions Except Per Share Information)

                                         Three Months Ended  Nine Months Ended
                                            September 30        September 30
                                           1998     1997       1998     1997
                                          ------   ------     ------   ------
Revenue:
Premiums and other considerations          $ 255    $ 307      $ 809    $ 836
Net investment income                        299      290        901      805
Realized investment gains                     33        5         94      108
Communications sales                          45       42        141      135
Other                                         17       13         52       21
                                           -----    -----      -----    -----
   Total revenue                             649      657      1,997    1,905
                                           =====    =====      =====    =====

Benefits and Expenses:
Insurance and annuity benefits               321      381      1,007    1,032
Insurance commissions                         69       71        218      178
General, administrative and other expenses    50       50        165      145
Communications operations                     28       28         88       88
                                           -----     ----      -----    -----
  Total benefits and expenses                468      530      1,478    1,443
                                           =====     ====      =====    =====
Income before income taxes                   181      127        519      462
Provision for income taxes                    66       41        177      154
                                           -----     ----      -----    -----
Net income                                   115       86        342      308
Dividends on Capital Securities and
   preferred stock                             6        7         20       18
                                           -----     ----      -----    -----
Net income available to common
   stockholders                           $  109    $  79     $  322   $  290
                                          ======    =====     ======   ======
Comprehensive income                      $  122    $ 165     $  409   $  400
                                          ======    =====     ======   ======

Average number of shares outstanding       106.1    106.3      106.2    106.2
                                          ======    =====     ======   ======
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes             $ 0.85   $ 0.71     $ 2.49   $ 2.07
Realized investment gains, net of income
   taxes                                    0.18     0.04       0.54     0.66
                                          ------   ------     ------   ------
Net income available to common
   stockholders                           $ 1.03   $ 0.75     $ 3.03   $ 2.73
                                          ======   ======     ======   ======
Net income available to common
   stockholders - assuming dilution       $ 1.02   $ 0.74     $ 3.01   $ 2.71
                                          ======   ======     ======   ======
Dividends declared per common share       $0.295   $0.267     $ 0.86   $ 0.80
                                          ======   ======     ======   ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                             JEFFERSON-PILOT CORPORATION
                           CONSOLIDATED UNAUDITED CONDENSED
                               STATEMENTS OF CASH FLOWS
                                    (In Millions)

                                                             Nine Months Ended
                                                                September 30
                                                            ------------------
                                                               1998      1997
                                                               ----      ----
Net cash provided by operations                               $ 317     $ 373
                                                               ----      ----
Cash Flows from Investing Activities:
Investments sold (purchased), net                              (259)     (163)
Acquisition of subsidiaries, net of cash received                -       (758)
Other investing activities                                      (13)       17
                                                               ----      ----
Net cash used in investing activities                          (272)     (904)
                                                               ----      ----
Cash Flows from Financing Activities:
Issuance of Capital Securities                                   -        300
Net short-term borrowings (repayments)                           92      (111)
Issuance of Exchangeable Securities                              -        150
Cash dividends paid                                            (112)      (99)
Issuance (repurchase) of common shares, net                     (21)        4
Policyholder contract deposits, net                              68       200
Redemption of preferred stock                                   (50)       -
                                                               ----      ----
Net cash provided by financing activities                       (23)      444
                                                               ----      ----
Increase in cash and cash equivalents                            22       (87)
Cash and cash equivalents at beginning of period                  9       105
                                                               ----      ----
Cash and cash equivalents at end of period                    $  31     $  18
                                                               ====      ====
Supplemental Cash Flow Information:
Income taxes paid                                             $ 113     $  95
                                                               ====      ====
Interest paid                                                 $  30     $  25
                                                               ====      ====


See Notes to Consolidated Unaudited Condensed Financial Statements

                          JEFFERSON-PILOT CORPORATION

           NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisition of Life Subsidiaries from The Chubb Corporation

Effective April 30, 1997, for accounting and tax purposes, Jefferson-Pilot Corporation (JP or the Company) acquired all the outstanding shares of Jefferson Pilot Financial Insurance Company (JP Financial), formerly named Chubb Life Insurance Company of America, from The Chubb Corporation (Seller). JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through JP Financial and its life insurance subsidiaries, Jefferson Pilot LifeAmerica Insurance Company (formerly named Chubb Colonial Life Insurance Company) and Chubb Sovereign Life Insurance Company (which was merged into JP Financial on July 1, 1998). Hereinafter,
JP Financial and its subsidiaries are collectively referred to as "JP Financial." Jefferson Pilot Securities Corporation (formerly named Chubb Securities Corporation) is a full service NASD registered broker-dealer.

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

                                                             Nine Months Ended
                                                                September 30
                                                                    1997
                                                                   ------
Revenue                                                            $1,910
                                                                   ======

Net income available to common stockholders
   before realized investment gains, net of income taxes            $ 231
Realized investment gains, net of income taxes                         24
                                                                    -----
Net income available to common stockholders                         $ 255
                                                                    =====
Net Income Per Share of Common Stock:
Net income available to common stockholders
   before realized investment gains, net of income taxes            $2.17
Realized investment gains, net of income taxes                       0.23
                                                                    -----
Net income available to common stockholders                         $2.40
                                                                    =====

On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $219 to $231 for the nine months ended September 30, 1997. On a pro-forma basis, realized investment gains, net of income taxes, are significantly lower than actual for the nine months ended September 30, 1997, because the pro-forma amounts eliminate the effect of realized gains on invested assets sold during the first quarter of 1997 to finance the JP Financial acquisition.

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

At the beginning of the third quarter, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption, the Company expensed such costs as incurred. Prior quarters have not been restated as the quarterly and year to date amounts were immaterial to the financial statements.

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

6. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                      Three Months Ended       Nine Months Ended
                                        September 30              September 30
                                        ------------              ------------
                                      1998        1997         1998         1997
                                      ----        ----         ----         ----
Numerator:
  Net Income                         $115         $86          $342         $308
  Dividends on Capital
     Securities and
     preferred stock                    6           7            20           18
                                     ----         ---          ----         ----
  Numerator for earnings
     per share and earnings
     per share - assuming
     dilution - Net income
     available to common
     stockholders                    $109         $79          $322         $290
                                     ====         ===          ====         ====

Denominator:
  Denominator for earnings
     per share - weighted-
     average shares
     outstanding              106,060,410  106,275,413  106,214,200  106,196,526
  Effect of dilutive
     securities:
      Employee stock options      894,124      630,484      868,472      501,965
                              -----------  -----------  -----------  -----------
  Denominator for earnings per
     share - assuming
     dilution - adjusted
     weighted-average shares
     outstanding and assumed
     conversions              106,954,534  106,905,897  107,082,672  106,698,491
                              ===========  ===========  ===========  ===========

Earnings per share                  $1.03        $0.75        $3.03        $2.73
                              ===========  ===========  ===========   ==========
Earnings per share -
   assuming dilution                $1.02        $0.74        $3.01        $2.71
                              ===========  ===========  ===========   ==========

                            JEFFERSON-PILOT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of September 30, 1998, changes in financial condition for the nine months then ended, and results of operations for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1997, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts. Prior share amounts have been restated to give retroactive effect to the Company's three-for-two stock split, which was effective in April 1998.

Company Profile
---------------

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

Acquisition Summary
-------------------

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

Operating income increased 20.5% over the prior year's first nine months and 20.9% over the prior year's third quarter due to increased profitability in the Insurance segment, especially from the JP Financial acquisition which had operating results for nine months in the current year and five months in the prior year. Group insurance results also improved for the quarter and year to date. Excluding the earnings impact of the JP Financial acquisition and related financing costs, as well as Group Products earnings, operating income increased 9.5% over the first nine months of 1997 and 13.0% over the third quarter of 1997. Net income increased 11.3% for the nine months and 37.6% for the quarter, despite a higher level of year to date realized investment gains in 1997. The following tables illustrate JP's results and earnings per share before and after the inclusion of realized investment gains.

                                          Three Months Ended  Nine Months Ended
                                             September 30        September  30
                                             ------------        -------------
                                            1998      1997      1998      1997
                                            ----      ----      ----      ----
  Consolidated Summary of Income
  ------------------------------
  Operating income                         $ 90.5     $75.1      $265.0   $219.2
  Realized investment gains, net             18.5       4.1        57.3     70.5
                                           ------     -----      ------   ------
  Net income available to
    common stockholders                    $109.0     $79.2      $322.3   $289.7
                                           ======     =====      ======   ======

  Consolidated Earnings Per Share
  -------------------------------
  Operating income                          $ .85     $ .71       $2.49    $2.07
  Realized investment gains, net              .18       .04         .54      .66
                                            -----     -----       -----    -----
  Net income available to
    common stockholders                     $1.03     $0.75       $3.03    $2.73
                                            =====     =====       =====    =====
  Net income available to
    common stockholders - assuming dilution $1.02     $0.74       $3.01    $2.71
                                            =====     =====       =====    =====

Operating income per share increased 20.3% over the first nine months of 1997 and 19.7% over the third quarter of 1997, due primarily to improved operating results in the Insurance segment, including the impact of the JP Financial acquisition. Net income per share increased 11.0% over the first nine months of 1997 and 37.3% over the third quarter of 1997. Earnings per share - assuming dilution increased 11.1% over the first nine months of 1997 and 37.8% over the third quarter of 1997. Net realized gains decreased $13.2 from the first nine months of 1997 and increased $14.4 over the third quarter of 1997. The higher year to date realized gains in 1997 related to securities sales to fund the JP Financial acquisition.

A more detailed discussion of operating results by segment and product class follows.

Operating Earnings by Business Segment
--------------------------------------

Operating income of the Insurance and Communications business segments includes investment income but excludes net realized investment gains.

Earnings on investments of the parent company and passive investment affiliates, dividends on preferred stock and Capital Securities, parent company operating expenses, interest expense and consolidation entries are included in the "Other" category. Substantially all corporate capital is allocated to the business segments.

The following table illustrates JP's results by segment and product class.

                                       Three Months Ended    Nine Months Ended
                                          September 30         September 30
                                          ------------         ------------
                                         1998      1997        1998      1997
                                         -----     -----      ------    ------
  Insurance segment:
     Individual Products                 $66.1     $60.2      $190.8    $154.3
     Annuity and Investment Products      20.4      16.2        59.4      53.8
     Group Products                        6.8       1.9        18.1      12.1
                                        ------     -----      ------    ------
                                          93.3      78.3       268.3     220.2
  Communications segment                   6.6       5.7        21.2      18.2
  Other                                   (9.4)     (8.9)      (24.5)    (19.2)
                                        ------     -----      ------     -----
  Operating income                        90.5      75.1       265.0     219.2
  Realized investment gains, net          18.5       4.1        57.3      70.5
    Net income available to             ------     -----      ------     -----
    common stockholders                 $109.0     $79.2      $322.3    $289.7
                                        ======     =====      ======    ======

Individual Products
-------------------
The Individual Products distribution system offers a wide array of life and health insurance products through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents and financial institutions. Operating results were:

                                       Three Months Ended    Nine Months Ended
                                           September 30         September 30
                                           ------------         ------------
                                           1998    1997         1998     1997
                                           ----    ----         ----     ----
  Premiums, considerations,
   and other income                       $193.5  $193.6     $  575.0   $476.0
  Net investment income                    184.9   172.7        550.9    447.8
                                           -----   -----      -------    -----
  Total revenues                           378.4   366.3      1,125.9    923.8

  Policy benefits                          202.5   204.0        605.8    506.0
  Expenses                                  72.5    69.8        225.8    181.1
                                           -----   -----      -------    -----
  Total benefits and expenses              275.0   273.8        831.6    687.1
                                           -----   -----      -------    -----
  Operating income before income taxes     103.4    92.5        294.3    236.7
  Provision for income taxes                37.3    32.3        103.5     82.4
                                           -----   -----      -------    -----

  Operating income                        $ 66.1  $ 60.2     $  190.8   $154.3
                                           =====   =====      =======    =====

Individual Products operating income increased $5.9 or 9.8% over the third quarter of 1997 and $36.5 or 23.7% over the first nine months of 1997, due largely to the JP Financial acquisition and subsequent integration cost savings.

Total premiums and receipts for policyholder accounts for life products increased $12.1 or 3.9% over the third quarter of 1997 to $324.8, and $212.8 or 27.3% over the first nine months of 1997 to $991.0. The increase is primarily attributable to sales of variable universal life products, especially through JP Financial's regional marketing distribution channel, for which 1998 results include nine months of operations. Other distribution channels noted increases as well due to the cross selling of variable, interest-sensitive and term insurance products for the various life insurance subsidiaries of the Corporation.

Net investment income increased $12.2 or 7.1% over the third quarter of 1997 and $103.1 or 23.0% over the first nine months of 1997, consistent with increases in policyholder fund balances and the acquisition of JP Financial. Average policyholder fund balances on interest sensitive products of $6,976.5 for the first nine months of 1998 represent a 28.6% increase over the $5,423.4 of average fund balances for the same period in 1997.

Policy benefits, excluding JP Financial, decreased $3.9 or 2.9% for the third quarter, but increased $2.0 or 0.5% over the prior year's first nine months. Increases in fund balances, excluding JP Financial, resulted in interest credited to policyholder funds increasing $1.0 or 1.5% for the third quarter and $10.1 or 5.3% for the first nine months of 1998. Death benefits, excluding JP Financial, increased $0.2 for the third quarter and $4.8 or 4.1% to year to date, reflecting unfavorable mortality experience for 1998.

Excluding JP Financial, 1998 total expenses increased slightly from the first nine months of 1997 due to decreases in net deferrals of policy acquisition costs in certain blocks of business in 1998 for which no new sales were made. Offsetting this expense increase were declines in both commissions and general and administrative expenses. Commissions declined due to changes in product sales towards lower commission products. General and administrative expenses continued to decline due to cost control measures.

Annuity and Investment Products
-------------------------------

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                       ------------           ------------
                                       1998     1997         1998     1997
                                       ----     ----         ----     ----
  Premiums and other considerations  $  3.8    $ 10.2       $ 13.6    $ 26.1
  Net investment income               108.3     112.3        330.2     329.4
  Other income                         15.8      13.1         48.2      21.8
                                      -----     -----        -----     -----
  Total revenues                      127.9     135.6        392.0     377.3

  Policy benefits                      73.8      86.5        226.6     243.6
  Expenses                             22.8      23.5         74.0      50.4
                                      -----     -----        -----     -----
  Total benefits and expenses          96.6     110.0        300.6     294.0
                                      -----     -----        -----     -----
  Operating income before income taxes 31.3      25.6         91.4      83.3
  Provision for income taxes           10.9       9.4         32.0      29.5
                                      -----      ----        -----     -----
  Operating income                   $ 20.4    $ 16.2       $ 59.4    $ 53.8
                                      =====     =====        =====     =====

Operating income increased $4.2 or 25.9% over the third quarter of 1997 and $5.6 or 10.4% over the first nine months of the prior year. Average total assets under management (net of reinsurance) of $6,115.4 for the first nine months of 1998 represented an increase of 4.1% from the first nine months of 1997, primarily as a result of the JP Financial acquisition. Average fixed annuity assets under management (net of reinsurance) of $5,730.3 for the first nine months of 1998 represented an increase of 1.1% from the first nine months of 1997 while the third quarter average of $5,652.3 represented a decrease of 3.4%.

Fixed annuity receipts of $92.0 for the third quarter were down from $146.3 in 1997, while receipts for the first nine months of 1998 were $285.0 compared to $474.7 for the same period in 1997. The decline occurred as fixed rate products were less attractive than commercial bank certificates of deposit and as potential customers chose variable annuities on the strength of United States equity markets. Fixed annuity benefits and surrenders as a percentage of beginning fund balances, on an annualized basis, were 16.2% and 15.5% for 1998 and 1997 on a year to date basis. For the third quarter of 1998, this same percentage was 15.3%. Annuity surrenders may increase as the percentage of the business that can be withdrawn by policyholders without incurring a surrender charge increases.

Effective spreads represent the yield on the investment portfolio less interest credited to policy-holders, adjusted for net deferral of bonus interest. The effective spread for the year ended December 31, 1997 was 2.13%. The effective spread for the third quarter of 1998 was 2.08%, unchanged from the second quarter of 1998. The nine month 1998 spread was 2.09%.

The growth in other income is attributable to broker-dealer subsidiaries acquired with JP Financial. Net investment income decreased $4.0 or 3.6% for the quarter and increased $0.8 or 0.2% for the nine months, following trends in the average fixed annuity assets under management.

Policy benefits decreased $12.7 or 14.7% for the quarter and $17.0 or 7.0% for the first nine months. These declines as well as the declines in premiums are primarily attributable to a reclassification of certain single premium annuity products as interest-sensitive rather than as traditional products. During the first nine months of 1997, $11 of revenue associated with such products was included in premiums and other considerations. The growth in total year to date expenses is attributable to broker-dealer operations acquired with JP Financial. General and administrative expenses, excluding JP Financial, decreased $0.2 for the quarter and increased $1.3 or 9.8% year to date from the same periods of 1997. Expenses in 1997 were lower in the first six months because of lower assignments of general corporate expenses.

Group Products
--------------
Group Products provides a wide range of group insurance products for employers and their employees primarily in the Southeast and Southwest. It offers life, disability income and dental plans as well as conventionally-insured and alternatively-funded medical plans. Operating results were:

                                        Three Months Ended     Nine Months Ended
                                           September 30           September 30
                                           ------------           ------------
                                           1998     1997          1998     1997
                                           ----     ----          ----     ----
 Group life premiums and other
    considerations                         $13.4   $ 15.7        $ 45.4   $ 53.5
 Group accident & health premiums and
    other considerations                    45.4     87.1         179.1    280.2
 Investment income, net of expenses          9.9     10.8          31.3     33.4
                                            ----    -----         -----    -----
 Total revenues                             68.7    113.6         255.8    367.1

 Policy benefits                            44.7     90.1         174.5    282.6
 Expenses                                   13.6     20.6          53.8     66.2
                                            ----    -----         -----    -----
 Total benefits and expenses                58.3    110.7         228.3    348.8
                                            ----    -----         -----    -----
 Operating income before income taxes       10.4      2.9          27.5     18.3
 Provision for income taxes                  3.6      1.0           9.4      6.2
                                            ----    -----         -----    -----
 Operating income                          $ 6.8   $  1.9        $ 18.1   $ 12.1
                                            ====    =====         =====    =====

Group operating income increased $4.9 or 258% in the third quarter of 1998 compared to 1997 primarily as a result of medical rate increases and expense reductions under the Company's strategy to improve the economics of this block of business. On a year to date basis, operating income increased $6.0 or 49.6%. As a percentage of total revenues, operating income was 7.1% for the first nine months of 1998 in comparison to 3.3% for the same period in 1997. For the first nine months of 1998, Group has contributed 6.8% of total Company operating income versus 5.5% in 1997. Group contributed 12.8% and 19.3% of the Company's total revenues for the first nine months of 1998 and 1997.

Group continues to implement the strategic initiatives adopted in the fourth quarter of 1997, with an increased emphasis on marketing life and disability products, renewal medical rate increases and increased emphasis on profitable Group health underwriting. As a result, Group experienced its highest quarterly earnings in the last two years.

Premiums declined during the first nine months due to the decision to withdraw from the small group medical market and as a result of anticipated medical policy lapses, caused primarily by renewal rate increases. Group accident and health premiums and other considerations of $45.4 were down 47.9% for the third quarter and declined 36.1% on a year to date basis. Disability premiums, which are included in accident and health premiums, decreased 8.9% to $6.6 in the third quarter of 1998 and decreased 5.6% to $21.7 in the first nine months of 1998, primarily due to cancellation by a large client. Excluding this client, disability premiums decreased 2.5% year to date. Life premiums and other considerations decreased 14.6% from the third quarter of 1997 and decreased 15.1% for the first nine months, primarily due to reinsurance ceded effective January 1, 1998 and markets exited during 1998.

Policy benefits as a percentage of premiums and other considerations decreased in the third quarter of 1998 to 76.0% from 87.6%, and to 77.7% from 84.7% for the nine months. The conventional medical loss ratio for the first nine months of 1998 showed a marked improvement over that of a year ago due primarily to higher premium rates.

Communications
--------------
JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                        Three Months Ended    Nine Months Ended
                                           September 30          September 30
                                           ------------          ------------
                                           1998      1997        1998    1997
                                           ----      ----        ----    ----
     Communications sales and other
        income                             $45.4     $42.7      $141.5   $135.2
     Net investment income,
        net of expenses                      0.1       0.7         0.3      1.0
     Financing costs                        (1.6)     (1.6)       (4.8)    (5.0)
                                           -----     -----      ------   ------
     Total revenues                         43.9      41.8       137.0    131.2

     Operating costs                        28.0      28.1        88.2     88.4
     Depreciation and amortization           2.9       2.8         8.8      8.7
     General expenses                        1.1       1.3         3.8      3.4
                                           -----      ----       -----    -----
     Total expenses                         32.0      32.2       100.8    100.5
                                           -----      ----       -----    -----
     Operating income before income taxes   11.9       9.6        36.2     30.7
     Provision for income taxes              5.3       3.9        15.0     12.5
                                           -----     -----      ------   ------
     Operating income                      $ 6.6     $ 5.7      $ 21.2   $ 18.2
                                           =====     =====      ======   ======

Operating income from the Communications segment increased $3.0 or 16.5% compared to the first nine months of 1997. Third quarter operating income increased $0.9 or 15.8% compared to the third quarter of 1997.

The Company's radio broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Combined revenues for Radio and Television grew 7.1% and 9.8% over the third quarter and first nine months of 1997, respectively. Radio experienced strong revenue growth in all quarters of 1998, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising during the first quarter. However, Television revenues declined for the third quarter as national agency sales continue to be sluggish, consistent with a nationwide trend.

Third quarter revenues in the Sports division decreased $0.2 or 6.9% from the 1997 quarter, and year-to-date revenues declined $4.9 or 22%. The third quarter decline due to a reduction in the number of ACC games, while the year-to-date decline is primarily a result of first quarter factors, including a non-recurring sporting event held in the first quarter of 1997 and a decrease in collegiate-related basketball sales in 1998.

Broadcast cashflow grew by 18.4% and 13.5% for the third quarter and nine months ended September 30, respectively, as the strong growth of the broadcast properties, particularly Radio, was partially offset by Sports' decline from the strong prior year results.

Total expenses decreased 0.6% and 0.3% for the third quarter and nine months ended September 30, respectively, as the Company limited discretionary spending in an effort to partially offset the decline in Sports. On a year to date basis, expenses as a percent of communications sales and other income decreased from 74.3% for 1997 to 71.2% for 1998, reflecting the shift from Sports programming towards the higher margin Radio and Television broadcast activities.

Other
-----
Activities of the parent company and passive investment affiliates, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in the "Other" category. The following table summarizes the operating results:

<CAPTI0N>
                                        Three Months Ended   Nine Months Ended
                                           September 30         September 30
                                           -------------        -------------
                                           1998     1997        1998     1997
                                           ----     ----        ----     ----
   Earnings on investments                 $ 5.9    $ 4.5       $ 18.0   $ 16.8
   Interest expense on debt and
       Exchangeable Securities              (8.1)    (9.5)       (25.4)   (17.9)
   Operating expenses                       (6.5)    (3.8)       (16.7)   (13.5)
   Federal and state income tax benefits     5.5      6.9         19.1     14.0
                                            -----    -----       ------   ------
                                            (3.2)    (1.9)        (5.0)    (0.6)
   Dividends on Capital Securities and
     mandatorily redeemable preferred stock (6.2)    (7.0)       (19.5)   (18.6)
                                            -----    -----       ------   ------
   Operating income                        $(9.4)   $(8.9)      $(24.5)  $(19.2)
                                            =====    =====       ======   ======

Interest expense increased due to the issuance of the Mandatorily Exchangeable Debt Securities (MEDS) during the second quarter of 1997. Operating expenses represent costs incurred to fund corporate activities and will fluctuate based on the level of those activities. Operating expenses for the third quarter of 1998 included a $2.4 pre-tax charge related to the carrying value of surplus furniture and equipment. Dividends were down for the quarter due to the redemption of $50 of preferred stock, but were up for the nine months reflecting the issuance of Capital Securities in the first quarter of 1997. Federal and state income tax benefits include the tax benefits of preferred dividends on Capital Securities, which are recorded gross of related tax effects.


CONSOLIDATED FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

JP's resources consist primarily of investments related to its Insurance segment, properties and other assets used in its Insurance and Communications segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $551 during the first nine months of 1998. This growth resulted from cash provided by operating activities, increases in Separate Account assets and increases in the market values of available for sale investments, a slight increase in policyholder contract deposits (which was adversely impacted by a $140 decline related to business that is 100% coinsured to a third party), offset in part by redemption of $50 of preferred stock and payment of dividends.

The Insurance segment defers the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $802 at September 30, 1998, up 8.1% from December 31, 1997.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $529 at September 30, 1998, a decrease of 15.0% since year end. The decrease is attributable to net amortization partially offset by purchase accounting adjustments to net realizable values of purchased assets.

Cost in excess of net assets acquired (goodwill) was $231 at September 30, 1998 and $225 at December 31, 1997. The increase was attributable to the final allocation of the purchase price of JP Financial. Goodwill as a percentage of stockholders' equity was 7.6% at September 30, 1998 and 8.2% at December 31, 1997.

JP had reinsurance receivables of $1,082 and $1,250 at September 30, 1998 and December 31, 1997 and policy loans of $832 and $834 as of each date, which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $97 at September 30, 1998 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured. JP and the reinsurer are joint and equal owners of $193 in securities which support the block.

Capital Resources
-----------------
Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                          September 30     December 31
                                              1998             1997
                                              ----             ----
  Total assets                               $23,682          $23,131
  Total stockholders' equity                   3,025            2,732
  Ratio of stockholders' equity to assets      12.8%            11.8%


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

Debt and Exchangeable Securities

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of BankAmerica common stock. Changes in the carrying value of these securities (which amounted to year to date decreases of $22 for ACES and $11 for MEDS) are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity, net of deferred income taxes.

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

Cash provided by operations was $317 and $373 for the first nine months of 1998 and 1997 as a result of a shift in policy receipts from traditional products (which are reflected in operating cash flows) to interest sensitive products (which are reflected in financing cash flows).

Net cash used in investing activities was $(272) and $(904) for the first nine months of 1998 and 1997. The variance in the amounts reflects the acquisition price of JP Financial, partially offset by sales of investments made to partially fund the acquisition.

Net cash provided by financing activities was $(23) and $444 for the first nine months of 1998 and 1997. Proceeds from the issuance of securities of $450 related to funding of the JP Financial acquisition drove the 1997 totals, while 1998 reflects the redemption of $50 of preferred stock and repurchases of Company common stock. The Company made net short-term borrowings of $92 in 1998 versus net repayments of $(111) in 1997. The increased borrowings in 1998 related primarily to securities sold under repurchase agreements, partially due to expansion of the repurchase program (which is an asset/liability management tool) to JP Financial. Cash inflows from changes in policyholder contract deposits were $68 and $200 for the first nine months of 1998 and 1997.

The decrease is a result of higher withdrawals of policyholder funds and slightly lower sales in a period of declining interest rates.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during the first nine months were $162 in 1998 and $382 in 1997. JP Life and AH Life were the primary sources of these dividends in 1998. The level of dividends in 1997 was driven by funding of the JP Financial acquisition. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid with out the prior approval of the respective State's Insurance Commissioner. A majority of the remaining dividends planned from life subsidiaries for 1998 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $470 and $564 at September 30, 1998 and December 31, 1997. These securities, less the $294 (at September 30, 1998) of BankAmerica common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total cash and cash equivalents, trading securities, and debt and equity securities available for sale at September 30, 1998 were $11,647.

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

JP held the following carrying amounts of investments:

                                           September 30       December 31
                                               1998               1997
                                         ---------------    ----------------
Publicly-issued bonds                    $11,380    61.0%    $11,088    61.3%
Privately-placed bonds                     2,984    16.0       2,832    15.6
Commercial mortgage loans                  1,862    10.0       1,716     9.5
Common stock                                 830     4.4         893     4.9
Policy loans                               1,432     7.6       1,422     7.9
Preferred stock                               23     0.1          25     0.1
Real estate                                   87     0.5          75     0.4
Other investments                             31     0.2          43     0.2
Cash and cash equivalents                     31     0.2           9     0.1
                                          ------   ------     ------   ------
Total                                    $18,660   100.0%    $18,103   100.0%
                                          ======   ======     ======   ======

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

Carrying amounts of investments categorized as "higher risk" assets were:

                                              September 30         December 31
                                                  1998                1997
                                              ------------        -------------
Bonds near or in default                     $     6      -%    $     2     - %
Bonds below investment grade                     709    3.8         766    4.2
Mortgage loans 60 days
   delinquent or in foreclosure                    2      -           7    0.1
Mortgage loans restructured                       11    0.1          13    0.1
Foreclosed properties                              3      -           4     -
                                              ------   ----      ------  -----
Sub-total, higher risk assets                    731    3.9         792    4.4
All other investments                         17,929   96.1      17,311   95.6
                                              ------  -----      ------  -----
Total cash and investments                   $18,660  100.0%    $18,103  100.0%
                                              ======  ======     ======  ======


The level of below investment grade bonds, which has decreased slightly during 1998, is within the guidelines authorized by the Finance Committee.

The Company's use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $218 and $200 were open as of September 30, 1998 and December 31, 1997. Termination of these arrangements under then current interest rates would result in a potential gain of $17. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities available for sale, were:

                                           September 30       December 31
                                               1998               1997
                                               ----               ----
Federal agency issued CMO's                   $2,616             $2,398
Corporate private-labeled CMO's                1,413              1,485
                                               -----              -----
  Total                                       $4,029             $3,883
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

Year 2000 Issue

Like most if not all companies, the Company faces certain risks associated with the coming of the year 2000. The Year 2000 issue relates to the way computer systems and programs define calendar dates. By using only two digit dates, they could fail or make miscalculations due to the inability to distinguish between dates in the 1900's and in the 2000's. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain imbedded hardware or software that must handle dates and may not properly perform with dates after 1999.

The Company began work on the Year 2000 compliance issue in 1995. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of key vendors and service providers to the Company (business partners).

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

The target for completion of all phases and categories is September 30, 1999. The Company has completed the assessment and strategy phases for mainframe applications, operating systems and hardware. The Company's new business and policyholder administration systems and the general ledger are on the mainframe. Currently, approximately 45% of all mainframe systems are compliant. This means they have been tested to confirm that their performance will not be affected by dates extending after 1999. With respect to significant policyholder systems, the Company is on schedule to complete all phases by the end of 1998, with the exception of one system, for a closed block of old non-variable life and health policies, which should be completed in the first quarter 1999. For other mainframe systems the project is on schedule.

For PC and LAN systems, the Company has begun the assessment phase and intends to complete remediation and certification during the third quarter of 1999.

For the majority of the Company's non-IT related systems and equipment, the Company has been advised by vendors that the systems and equipment are currently Year 2000 compliant. Written documentation regarding compliance is being obtained. For those material to operations, testing will be conducted where feasible. Completion for non-IT systems and equipment is scheduled for September 1999.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and managing investment portfolios, processing of the Company's operating bank accounts, and sales/distribution.  Other partner categories include insurance agents and marketing organizations, suppliers of communication services, utilities,
materials and supplies.   The Company has conducted surveys of all its software
and hardware vendors, and testing is underway. For business partners with whom the Company engages in electronic transfer of information, sample testing will be conducted. The Company has begun to compile a list of other key business partners. Based on the importance of each relationship, the Company then will define a strategy to determine compliance.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since inception of the project, the Company has incurred external costs of $5.5 and internal costs of $5. Current estimates, based on actual experience to date, project a total expense for the project of $26, with remaining external costs of $6.5 and internal costs of $9. Costs are included in various budgets and expensed as incurred. Current year costs are expected to be $7. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue. Portfolio diversification reduces the overall risk.

Although the Company expects its critical policyholder systems, with one exception, to be compliant by year end 1998, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work (not yet encountered), failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

Specifically, from Year 2000 problems, the Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. In JPCC, from Year 2000 problems, broadcasting could experience an inability to broadcast commercial spots and invoice for them, or to receive TV network programming.

While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant policyholder systems or broadcasting inventory management systems being non-compliant. Such an event could result in a material disruption to the Company's or JPCC's operations. Should the worst case scenario occur (except in JPCC), it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position.

With respect to contingency plans for critical policyholder systems, the Company has long recognized that there is no viable alternative if these systems are non-compliant. Thus, the Company targeted completion of critical policyholder systems by year end 1998, allowing for unanticipated delays. Certification of these systems as compliant remains on schedule with one minor exception noted earlier. For other IT and non-IT systems and equipment and key business partners, the Company intends to assess their compliance and consider alternatives, where necessary. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

MARKET RISK EXPOSURES

With respect to the Company's exposure to market risks, see management's comments in the 1997 Form 10-K. During 1998, 10 year U.S. Treasury rates have declined approximately 130 basis points, primarily occuring during the third quarter. The Company has maintained its spreads through the declining interest rate environment. However, under a scenario of continued and prolonged interest rate declines, minimum crediting rate guarantees may impede the Company's ability to achieve its current spreads.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1997 Form 10-K.

With respect to accounting pronouncements, see Note 4 on page 8, which is incorporated herein by reference.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained here or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Issue", "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete synergistic strategies for cost reductions and for growth in sales of products of JP Financial and other insurance subsidiaries through all existing and acquired distribution channels; to business interruption risks if the Company does not timely complete its Year 2000 compliance project; and more generally, to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations.
The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)  Financial Data Schedule

(b)  Reports of Form 8-K

  No reports on Form 8-K were filed during the third quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                                         Chief Financial
  Officer and Treasurer
  Date     November 12, 1998

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance

  (Principal Accounting Officer)
  Date     November 12, 1998