Form 10-K
period 1998-12-31
JEFFERSON PILOT CORP
filed 1999-03-26
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-K


(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

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

                                                    Name of Exchange(s)
    Title of Each Class                            on Which Registered
Common Stock (Par Value $1.25)                    New York, Midwest and
                                                 Pacific Stock Exchange
7.25% Automatic Common Exchange
  Securities, Due January 21, 2000,
  exchangeable into shares of
  BankAmerica Corporation common
  stock or equivalent cash                       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $7.9 billion at March 15, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                Class                      Outstanding at March 15, 1999
Common Stock (Par Value $1.25 per share)             105,974,062

                    DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1999 are incorporated by reference into Part III.

	List of Exhibits appears on page E-1.

                            TABLE OF CONTENTS


Part I                                                          -Page-

Item 1.  Business                                                 1
Item 2.  Properties                                               4
Item 3.  Legal Proceedings                                        4
Item 4.  Submission of Matters to a Vote of Security Holders      5
         Executive Officers of the Registrant                     5

Part II

Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters                          6
Item 6.  Selected Financial Data                                  6
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      9
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                              25
Item 8.  Financial Statements and Supplementary Data              26
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                   58

Part III

Item 10.  Directors and Executive Officers of the Registrant      58
Item 11.  Executive Compensation                                  58
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                          58
Item 13.  Certain Relationships and Related Transactions          58

Part IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                 58

Undertakings                                                      59

Signatures                                                        59

List of Financial Statements and Financial Statement Schedules,
followed by the Schedules                                         F-1

List and Index of Exhibits, followed by Exhibits                  E-1

                               PART I

Item 1.	Business.

	(a)  General Development of Business

        Jefferson-Pilot Corporation was incorporated in North Carolina in 1968. While it has broad powers to engage in business, it is solely a holding company. Our principal subsidiaries, which are wholly owned, are:

        Jefferson-Pilot Life Insurance Company (JP Life),
        Jefferson Pilot Financial Insurance Company (JPFIC), formerly named
                Chubb Life Insurance Company of America,
        Jefferson Pilot LifeAmerica Insurance Company (JPLA), formerly named
                Chubb Colonial Life Insurance Company,
        Alexander Hamilton Life Insurance Company of America (AH Life), Jefferson Pilot Securities Corporation, a full service NASD registered broker/dealer, and
        Jefferson-Pilot Communications Company (JPCC).

Through these and other subsidiaries, we are primarily engaged in the business of writing life and accident and health insurance policies, writing annuity policies and selling other investment products, operating radio and television facilities, and producing sports programming. Most operations are centered in Greensboro, North Carolina, although a major base of operations in Concord, NH serves JPFIC, JPLA and the broker/dealer. Further detail is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 9 (MD&A).

        Registrant has grown substantially in the past five years both internally and through acquisitions.

        In May 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company in an assumption reinsurance transaction.

	In October 1995, JP acquired AH Life and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), from a subsidiary of Household International, Inc. (HI). With the acquisition, certain blocks of AH Life's existing business were 100% coinsured with affiliates of HI, as more fully discussed in Note 15 on page 53.

        Effective May 1, 1997, JP acquired JPFIC, its subsidiary JPLA, and our full service broker/dealer from The Chubb Corporation.

	(b)	Financial Information About Industry Segments

        Industry segment information is presented in Note 16 on page 54.

	(c)	Narrative Description of Business

	Revenues derived from the principal products and services of Registrant's insurance subsidiaries and revenues from the Communications segment for the past three years are as follows (in millions):

                            Revenues by Product <F1>
                                              1998     1997     1996
                                             ------   ------   ------
Life Insurance Products:
      Individual:
        Traditional                          $  368   $  343   $  264
        Universal life-type                   1,056      882      600
      Group                                     313      473      506
                                             ------   ------   ------
                                             $1,737   $1,698   $1,370
Annuity and Investment Products                 505      500      442
Communications                                  194      190      189
Corporate and Other                             174      190      124
                                             ------   ------   ------
Total revenues                               $2,610   $2,578   $2,125
                                             ======   ======   ======

<F1> Revenues include net investment income

      The following is a brief description of our principal wholly-owned subsidiaries, including their principal products and services, markets and methods of distribution.

                      INSURANCE COMPANY SUBSIDIARIES

	JP Life, domiciled in North Carolina, commenced business operations in 1903. It is authorized to write insurance in 49 states, the District of Columbia, the Virgin Islands and Puerto Rico. It primarily writes whole life, term, annuity and endowment insurance policies on an individual ordinary basis, and group life and group accident and health insurance policies. It also writes accident and health insurance on an individual basis.

        JPFIC, domiciled in New Hampshire, through predecessor companies commenced business in 1903. It is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico.

        JPLA, domiciled in New Jersey, commenced business in 1897. It is authorized to write insurance in 50 states, the District of Columbia, four U.S. possessions/territories and Taiwan.

        JPFIC and JPLA are primarily engaged in writing universal life, variable universal life and term life insurance policies.

        AH Life, domiciled in Michigan, commenced business in 1977. It is authorized to write insurance in 49 states and the District of Columbia, and primarily writes fixed and variable annuities and fixed universal life policies.

        FAHL, domiciled in New York, commenced business in 1987. It is authorized to write insurance in New York only and primarily writes individual fixed annuity policies.

        Life Insurance Products. Life policies offered by insurance subsidiaries include continuous and limited-pay life and endowment policies, universal life policies, variable universal life policies, and level and decreasing term policies. On most policies, accidental death and disability benefits are available in the form of riders, and IRA riders also are available. At times, substandard risks are accepted at higher premiums.

        The companies market individual products through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, and financial institutions. Group products are marketed through group brokers, career agents and home service agents. Individual health products are marketed through all of the Company's sales forces and through brokers.

        The insurance subsidiaries have written substantially all of their accident and health policies on a group basis. Group insurance is generally issued to employers covering their employees and to associations covering their members. The group medical business is being phased out as more fully discussed in MD&A. JP Life continues to pursue group life and disability insurance and has expanded sales efforts through its other distribution channels.

        Annuity and Investment Products. Annuity and investment products offered by insurance subsidiaries include fixed and variable annuity products. They are marketed through the distribution channels discussed above and through investment professionals, annuity marketing organizations and broker/dealers. Registrant's broker/dealer markets variable life insurance and variable annuities written by insurance subsidiaries, and also sells other securities and mutual funds.

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

        Insurance companies are also required to file detailed annual reports with the supervisory agencies in the various states in which each does business, and business and accounts are subject to examination at any time by these agencies. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, companies are examined periodically (usually at three or five year intervals) by the supervisory agencies of one or more states.

        Various states, including Michigan, New Hampshire, New Jersey, New York and North Carolina, have enacted insurance holding company legislation. Registrant's insurance subsidiaries have registered as members of an "insurance holding company system" under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including prior approval of payment of extraordinary dividends by insurance subsidiaries, and of acquisitions of insurance companies.

        Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

        Competition. The insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers. A large number of established insurance companies compete in the states in which our subsidiaries transact business.

        Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions is increasing. Our broker/dealer also operates in a highly competitive environment. Existing tax laws affect the taxation of life insurance and many competing products. Various proposals for changes have been made, some of which could adversely affect the taxation of certain products, and thus impact their marketing and the volume of policies surrendered.

        Employees. As of December 31, 1998, our insurance operations including our broker/dealer employed approximately 2,200 persons and held contracts with 29,000 independent and career agents.


                                COMMUNICATIONS

        JPCC owns and operates television and radio stations as well as Jefferson-Pilot Sports, a production and syndication business.

Television Operations

        JPCC owns and operates three television stations. WBTV, Channel 3, Charlotte, NC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. Absent cancellation by either party, the Agreement will be renewed for successive five-year periods. WWBT, Channel 12, Richmond, VA, is affiliated with NBC under a Network Affiliation Agreement expiring August 15, 2002. Absent cancellation by either party, the Agreement will be renewed for successive five-year periods. WCSC, Channel 5, Charleston, SC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. Absent cancellation by either party, the Agreement will be renewed for successive five-year periods.

Radio Operations

        JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO, one AM and two FM stations in Miami, FL and one AM and three FM stations in San Diego, CA.

Other Information Regarding Communications Companies

        Competition. The radio and television stations compete for programming, talent and revenues with other radio and television stations as well as with other advertising and entertainment media. JPCC's other divisions compete with other vendors of similar products and services.

        Employees. As of December 31, 1998, JPCC and its subsidiaries employed approximately 780 persons full time.

        Federal Regulation. Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC to issue, revoke or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the apparatus used by stations, establish areas to be served, adopt necessary regulations, and impose certain penalties for violation of the regulations. The Act and present regulations prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

        Broadcasting licenses are granted for a period of eight years for both television and radio and, in the absence of adverse claims as to the licensee's qualifications or performance, will normally be renewed by the FCC for an additional term. All our station licenses have been renewed as required.

        (d)     Foreign Operations

        Substantially all operations are conducted within the United States. Subsidiaries have begun life insurance operations in Argentina and Uruguay, which are not material to our operations.

Item 2.	Properties

        JP and other subsidiaries utilize space and personnel of JP Life.
JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building in downtown Greensboro, NC. These buildings house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. JP Life leases office space in Lexington, KY for operation of the KCL business assumed.

        Operations in Concord, NH are conducted in two buildings on approximately 196 acres owned by JPFIC.

        Insurance sales office space is leased in various jurisdictions.

        JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases the towers supporting its radio and television antennas.

Item 3. Legal Proceedings

        JP Life is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. AH Life is a defendant in a separate proposed class action suit, Hallabrin et al vs. Alexander Hamilton Life Insurance Company et al, filed on November 10, 1998 in the Circuit Court for Wayne County, MI. Both suits allege deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. The Hallabrin suit also alleges a conspiracy among our subsidiary and three unaffiliated insurance companies. Unspecified compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position.

        JP and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. Because of the considerable uncertainties that exist, we cannot predict the outcome of pending or future litigation with certainty. Based on consultation with our legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.

        Environmental Proceedings. There are no material administrative proceedings against us involving environmental matters.

Item 4.	Submission of Matters to a Vote of Securities Holders

     None.

Executive Officers of the Registrant

        David A. Stonecipher, Chairman, President and Chief Executive Officer, joined JP as President-Elect and CEO-Elect in September 1992, and became President and CEO in March 1993, and Chairman in May 1998. Previously he was President of the Life Insurance Company of Georgia and Southland Life Insurance Company and their parent company, Georgia US.

        Dennis R. Glass, Executive Vice President, Chief Financial Officer and Treasurer, and also President-Financial Operations from February 1999, joined JP in October 1993. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.

        Kenneth C. Mlekush, Executive Vice President, and also President-Insurance Operations from February 1999, joined JP in January 1993. Previously he was President and Chief Operating Officer of Southland Life Insurance Company and Executive Vice President of its parent, Georgia US.

        E. Jay Yelton, Executive Vice President - Investments, joined JP in October 1993, and previously was President of the Investment Centre.

        John D. Hopkins, Executive Vice President and General Counsel, joined JP in April 1993, and previously was a partner in King & Spalding, an Atlanta law firm.

        Theresa M. Stone, Executive Vice President of JP and President of JPCC since July 1, 1997, was previously President and Chief Executive Officer of JPFIC from December 1994, and Executive Vice President in 1995 to May 13 and Senior Vice President from 1990 to 1994 of The Chubb Corporation.

        There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

(a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

                       1998                   1997                  1996
                -------------------   -------------------   -------------------
First Quarter   $60 1/16 - 48 11/16   $41       - 36 1/4    $38 13/16 - 30 1/16
Second Quarter  $62 1/8  - 54 7/8     $47 7/16  - 34 5/16   $37 1/16  - 33 1/2
Third Quarter   $64 1/16 - 55 1/16    $53 1/2   - 44 7/8    $36 3/4   - 33 1/4
Fourth Quarter  $78 3/8  - 55 3/8     $57 13/16 - 48 1/4    $39 3/4   - 34 1/4


(b) Holders. As of March 15, 1999, our stock was owned by 10,682 shareholders of record, and an even larger number of street name holders.

(c)  Dividends.  They are shown in Item 6 below.

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A on page 19.

Item 6. Selected Financial Data.

                           JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                       REVENUE BY SOURCES
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                    	                      (In Millions)
Life insurance                               $  1,737   $  1,698   $  1,370   $  1,051   $    854
Annuities and investment products                 506        499        442        217        102
Communications                                    195        190        189        164        173
Corporate and other                                79         80         77         87         79
                                             --------   --------   --------   --------   --------
Revenues before investment gains                2,517      2,467      2,078      1,519      1,208
Realized investment gains                          93        111         47         49         61
                                             --------   --------   --------   --------   --------
     Total Revenues                          $  2,610   $  2,578   $  2,125   $  1,568   $  1,269
                                             ========   ========   ========   ========   ========

                                     NET INCOME BY SOURCES
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                    	                      (In Millions)
Life insurance                               $    245   $    194   $    150    $   127   $     98
Annuities and investment products                  71         63         55         29         19
Communications                                     32         28         28         23         22
Corporate and other                                12         12         27         42         52
                                             --------   --------   --------   --------   --------
Net income before investment gains                360        297        260        221        191
Realized investment gains, net of taxes            58         73         31         34         39
                                             --------   --------   --------   --------   --------
Net income, continuing operations                 418        370        291        255        230
Discontinued operations                            -          -          -          18          9
                                             --------   --------   --------   --------   --------
  Net Income Available to
   Common Stockholders                       $    418   $    370   $    291   $    273   $    239
                                             ========   ========   ========   ========   ========

                        JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          SUMMARY OF SELECTED FINANCIAL DATA
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                              (In Millions Except Share and Per Share Information)
Operating income before gain from sales
 of investments:
   Continuing operations                     $    360   $    297   $    260   $    221   $    191
   Discontinued operations                         -          -          -           2          9
                                             --------   --------   --------   --------   --------
Operating income                                  360        297        260        223        200
Gain from sales of investments, net of taxes:
   Continuing operations                           58         73         31         34         39
   Discontinued operations                         -          -          -          16         -
                                             --------   --------   --------   --------   --------
Gain from sales of investments                     58         73         31         50         39
                                             --------   --------   --------   --------   --------
Net income available to common stockholders  $    418   $    370   $    291   $    273   $    239
                                             ========   ========   ========   ========   ========
Income per share of common stock:

Operating income before gain from
 sales of investments:
   Continuing operations                     $   3.39   $   2.80   $   2.44   $   2.06   $   1.75
   Discontinued operations                         -          -          -        0.02       0.09
                                             --------   --------   --------   --------   --------
Operating income                                 3.39       2.80       2.44       2.08       1.84
Gain from sales of investments, net of taxes:
   Continuing operations                         0.55       0.69       0.29       0.31       0.35
   Discontinued operations                         -          -          -        0.15         -
                                             --------   --------   --------   --------   --------
Gain from sales of investments                   0.55       0.69       0.29       0.46       0.35
                                             --------   --------   --------   --------   --------
Net income available to common stockholders  $   3.94   $   3.49   $   2.73   $   2.54   $   2.19
                                             ========   ========   ========   ========   ========

Income per share of common stock -
 assuming dilution:
   Operating income                          $   3.37   $   2.78   $   2.43   $   2.07   $   1.83
                                             ========   ========   ========   ========   ========
   Net income available to
     common stockholders                     $   3.91   $   3.47   $   2.72    $  2.53   $   2.19
                                             ========   ========   ========   ========   ========

Cash dividends paid on common stock          $    122   $    110   $    100   $     88   $     82
                                             ========   ========   ========   ========   ========

Cash dividends paid per common share:
   First quarter                             $   0.27   $   0.24   $   0.21    $  0.19   $   0.17
   Second quarter                                0.30       0.27       0.24       0.21       0.19
   Third quarter                                 0.30       0.27       0.24       0.21       0.19
   Fourth quarter                                0.30       0.27       0.24       0.21       0.19
                                             --------   --------   --------   --------   --------
        Total                                $   1.16   $   1.04   $   0.93   $   0.83   $   0.75
                                             ========   ========   ========   ========   ========

Average common shares outstanding (thousands) 106,134    106,217    106,611    107,541    109,442
                                             ========   ========   ========   ========   ========

Total assets                                 $ 24,338   $ 23,131   $ 17,562   $ 16,478   $  6,140
                                             ========   ========   ========   ========   ========

Debt, capital securities and mandatorily
 redeemable preferred stock                  $    919   $    969   $    423   $    417   $     29
                                             ========   ========   ========   ========   ========

Stockholders' equity                         $  3,052   $  2,732   $  2,297   $  2,156   $  1,733
                                             ========   ========   ========   ========   ========

Stockholders' equity per share
  of common stock                            $  28.82   $  25.70   $  21.65   $  20.19   $  15.89
                                             ========   ========   ========   ========   ========

      Note:  All share information has been restated to reflect an April 1998 3-for-2 stock split and a December 1995 3-for-2 stock split, each effected in the form of a dividend.
            Cash dividends per share may not add due to rounding related to the splits.

                       Jefferson-Pilot Corporation and Subsidiaries

                               Supplemental Information
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                                                (In Millions)
Life Insurance In Force (Excludes Annuties):
  Traditional                                $ 38,928   $ 42,648   $ 19,734   $ 21,256   $  6,615
  Universal Life                               85,649     84,721     52,392     51,199     13,027
  Variable Universal Life                      14,569     11,099         -          -          -
  Group                                        24,415     24,359     27,224     26,389     25,417
                                             --------   --------   --------   --------   --------
     Total Life Insurance In Force           $163,561   $162,827   $ 99,350   $ 98,844   $ 45,059
                                             ========   ========   ========   ========   ========

Life Premiums on a FAS 60 Basis:
  First Year Life (Note)                     $    575   $    418   $    241   $    119   $     43
  Renewal and Other Life                          934        822        507        331        238
                                             --------   --------   --------   --------   --------
  Life Insurance                                1,509      1,240        748        450        281
  Accident and Health, Including
    Premium Equivalents                           422        612        645        696        706
                                             --------   --------   --------   --------   --------
     Total Life Insurance Premiums           $  1,931   $  1,852   $  1,393   $  1,146   $    987
                                             ========   ========   ========   ========   ========

Life Earnings by Product:
  Individual                                 $    221   $    184   $    128   $     93   $     58
  Group                                            24         10         22         34         40
                                             --------   --------   --------   --------   --------
     Total Life Earnings                     $    245   $    194   $    150   $    127   $     98
                                             ========   ========   ========   ========   ========

Annuity Premiums on a FAS 60 Basis:
  Fixed Annuity                              $    376   $    596   $    557   $    338    $   240
  Variable Annuity (including
   separate accounts)                              88         51         50         42         10
                                             --------   --------   --------   --------   --------
     Total Annuity Premiums                  $    464   $    647   $    607   $    380    $   250
                                             ========   ========   ========   ========   ========

Investment Product Sales                     $  1,816   $  1,110   $     70   $     44   $     71
                                             ========   ========   ========   ========   ========

Communications Broadcast Cash Flow           $     76   $     65   $     58   $     48   $     44
                                             ========   ========   ========   ========   ========

                        Note:  First year life premiums include single premiums.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                       JEFFERSON-PILOT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1998 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively referred to as JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except per share amounts. Prior share amounts have been restated to give retroactive effect to the Company's three-for-two stock split, which was effective in April 1998. All references to Notes are to Notes to the Consolidated Financial Statements.

Company Profile

The Company has four business segments: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. Within the Life Insurance Products segment, JP offers individual life and group insurance products. Life insurance, accident and health insurance, and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson -Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America and its subsidiary First Alexander Hamilton Life Insurance Company (collectively, AH Life), and Jefferson Pilot Financial Insurance Company (formerly named Chubb Life Insurance Company of America) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA, formerly named Chubb Colonial Life Insurance Company). Chubb Sovereign Life Insurance Company, formerly a subsidiary of JP Financial, was merged into JP Financial in 1998.

Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting properties located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Corporate and Other contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments.

Excluding realized gains, JP's revenues are derived 69% from Life Insurance Products, 20% from AIP, 8% from Communications and 3% from Corporate and Other.

Acquisition Summary

JP's acquisition strategy is designed to deploy capital to enhance its core business growth. The focus of such acquisitions is to increase distribution, add product offerings, and provide economies of scale. In May 1997, the Company acquired Jefferson Pilot Financial Insurance Company and its subsidiary, JPLA (collectively, JP Financial). The discussion of this acquisition and other significant transactions in Note 1 is incorporated herein by reference.

Results of Operations

In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated.

The following tables illustrate JP's results before and after the inclusion of realized investment gains.

                                                1998     1997     1996
                                               ------   ------   ------
Consolidated Summary of Income
  Operating income                             $360.3   $297.1   $259.8
  Realized investment gains
   (net of applicable income taxes)              58.0     73.4     30.7
                                               ------   ------   ------
  Net income available to common
   stockholders                                $418.3   $370.5   $290.5
                                               ======   ======   ======

Consolidated Earnings Per Share
  Operating income                             $ 3.39   $ 2.80   $ 2.44
  Realized investment gains
   (net of applicable income taxes)              0.55     0.69     0.29
                                               ------   ------   ------
  Net income available to common
   stockholders                                $ 3.94   $ 3.49   $ 2.73
                                               ======   ======   ======
  Net income available to common
   stockholders - assuming dilution            $ 3.91   $ 3.47   $ 2.72
                                               ======   ======   ======

Operating income increased 21.3% in 1998 and 14.4% in 1997 due primarily to increased profitability in the Life Insurance Products and Annuities and Investment Products segments. 1998's results reflected the acquisition of JP Financial for twelve months, whereas 1997's results only included eight months' operations. Also, due to efforts to improve the economics of group health products, 1998's results benefited from a return to profitability of these coverages. Excluding the earnings impact of JP Financial (less related financing costs) and group medical results, operating income increased approximately 10% in 1998 and 1997.

Net realized gains in 1998 declined 21.0% in comparison to the 1997 increase of 139.1% as a result of selling investments in 1997 to finance the acquisition of JP Financial. Approximately 60%, 90% and 60% of pre-tax realized gains in 1998, 1997 and 1996 were due to sales of investments in common stocks.

Earnings per share increased 12.9% and 27.8% in 1998 and 1997 due to the increase in net income. Earnings per share - assuming dilution increased 12.7% and 27.6%. Operating income per share increased 21.1% and 14.8% in 1998 and 1997.


Operating Earnings by Business Segment

Reportable segments are determined in a manner consistent with the way management organizes for purposes of making operating decisions and assessing performance. Invested assets backing insurance liabilities are assigned to segments in relation to policyholder funds and reserves. Net deferred acquisition costs incurred or purchased, reinsurance receivables and communications assets are assigned to segments based on specific identification. Assets are also assigned to back capital allocated to each segment in relation to JP's philosophy for managing business risks, reflecting appropriate conservatism.

A more detailed discussion of operating results by segment follows.

Operating Income by Reportable Segment

                                                1998     1997     1996
                                               ------   ------   ------
Life Insurance Products                        $245.2   $193.7   $149.6
Annuity and Investment Products                  71.1     63.5     55.1
Communications                                   32.3     27.5     28.2
Corporate and Other                              11.7     12.4     26.9
                                               ------   ------   ------
Operating income available to
 common stockholders                            360.3    297.1    259.8
Net realized investment gains                    58.0     73.4     30.7
                                               ------   ------   ------
Net income available to common stockholders    $418.3   $370.5   $290.5
                                               ======   ======   ======

Segment Assets

                                                1998     1997     1996
                                               -------  -------  -------
Life Insurance Products                        $12,579  $11,684  $ 7,083
Annuity and Investment Products                  6,495    6,525    5,917
Communications                                     222      218      215
Corporate and Other                              5,042    4,704    4,347
                                               -------  -------  -------
Total Assets                                   $24,338  $23,131  $17,562
                                               =======  =======  =======

Life Insurance Products

The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions, workplace marketing representatives, and a targeted marketing division.

Individual life insurance products include traditional life and health products, as well as universal life (UL) and variable universal life (VUL), together referred to as UL-type products. The operating cycle for life insurance products is long-term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Rather, revenues and operating income on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Operating income for both traditional and UL-type products also includes earnings on assigned capital.

Group insurance products include life and disability products sold through employers, primarily in the Southeastern U.S. It also includes a block of medical policies which are being underwritten by a national managed care company as policy renewal dates arise over the next twelve months, on an "as-rated" basis. This will result in invested capital formerly assigned to these medical policies being reinvested in other life insurance products or other reportable segments during 1999 and 2000, as the Company exits the group medical business.

Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Premiums and other considerations $1,017.4  $1,080.6  $  910.0  $  756.6  $  641.8
Net investment income                719.2     617.5     459.7     295.3     211.6
                                  --------  --------  --------  --------  --------
Total revenues                     1,736.6   1,698.1   1,369.7   1,051.9     853.4

Policy benefits                      992.8   1,057.1     882.8     676.5     564.0
Expenses                             368.8     345.3     260.7     187.8     139.2
                                  --------  --------  --------  --------  --------
Total benefits and expenses        1,361.6   1,402.4   1,143.5     864.3     703.2
                                  --------  --------  --------  --------  --------
Operating income before
 income taxes                        375.0     295.7     226.2     187.6     150.2
Provision for income taxes           129.8     102.0      76.6      60.5      52.6
                                  --------  --------  --------  --------  --------
Operating income                  $  245.2  $  193.7  $  149.6  $  127.1  $   97.6
                                  ========  ========  ========  ========  ========

Life Insurance recorded increases in operating income of 26.6% in 1998 and 29.5% in 1997. In 1998, individual products contributed a 20.1% increase while group products improved 151.6% due to aggressive rate increases and expense management. In 1997, individual products operating income increased 44.2%, due to acquisitions and internal growth, while group products declined 56.6% in a very competitive marketplace for continuing writers of medical coverages. The following table summarizes operating income for each category:

                                   1998    1997    1996    1995    1994
                                  ------  ------  ------  ------  ------
Individual                        $221.3  $184.2  $127.7  $ 92.5  $ 57.6
Group                               23.9     9.5    21.9    34.6    40.0
                                  ------  ------  ------  ------  ------
Total Life Insurance Products     $245.2  $193.7  $149.6  $127.1  $ 97.6
                                  ======  ======  ======  ======  ======

During 1998, JP took aggressive action to restore the profitability of the in-force group medical business and then announced its intention to cease offering group medical policies beginning April 1, 1999. A full line of group life and disability policies are still offered through existing distribution channels. The following table illustrates amounts included in Life Insurance results attributable to group medical contracts for the years presented:

                                                1998      1997      1996
                                               ------    ------    ------
Premiums and other considerations              $156.0    $294.2    $328.0
Net investment income                            12.1      15.9      16.9
Policy benefits                                (106.8)   (254.7)   (269.2)
Expenses                                        (45.8)    (62.2)    (63.2)
                                               ------    ------    ------
Income before taxes                            $ 15.5    $ (6.8)   $ 12.5
                                               ======    ======    ======

The following table summarizes key information for Life Insurance products:

                                                1998     1997     1996
                                               ------   ------   ------
Annualized Individual life insurance sales     $  178   $  144   $   92
Individual traditional insurance premium income   204      195      137
Group premium income                              269      425      456
Group premium equivalents                         183      228      238
Average UL policyholder fund balances           7,147    5,788    4,008
Average VUL separate account assets               710      352        -
Average assets - individual products           11,639    9,187    6,350
Average assets - group products                   482      523      521

Life Insurance revenues increased only 2.3% in 1998 because of declines in group premiums, and increased 24.0% in 1997 as a result of the JP Financial acquisition. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 16.3% in 1998 and 41.8% in 1997 due to growth in core businesses from acquisitions and internal growth. To a large degree, increases in individual revenues are driven by growth in average policyholder fund balances, which increased 23.5% in 1998 and 44.4% in 1997. Group revenues declined 33.9% in 1998 and 6.4% in 1997, because the medical rate increases implemented resulted in non-renewals by certain customers.

Life Insurance traditional insurance premiums declined 23.6% in 1998 due to group medical products and increased 4.6% in 1997. Individual traditional premiums improved 4.6% in 1998 and 42.3% in 1997 due in large part to the acquisition of JP Financial. Group traditional premiums declined 36.5% in 1998 and 6.9% in 1997. Including equivalent premiums on self-insured health policies, group premiums were down 30.8% and 5.9%. Policy charges improved 18.6% in 1998 and 49.4% in 1997, in relation to growth in UL-type products, especially as a result of the JP Financial acquisition.

Investment income on assets assigned to the Life Insurance segment improved 16.5% and 34.3% in 1998 and 1997, following the growth in segment assets. Total portfolio yields have declined as a result of lower investment rates and credit spreads on new investment opportunities. The portfolio yield on traditional assets declined 12 basis points in 1998 versus 26 basis points in 1997. Due to effective management of asset/liability risks, the average investment spread (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) on UL products decreased 9 basis points in 1998 to 1.63% and remained unchanged in 1997 at 1.72%. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits declined 6.1% in 1998, primarily due to group medical products, and increased 19.7% in 1997, primarily due to the JP Financial acquisition. Traditional policy benefits improved to 85.0% of premiums in 1998 versus 89.3% and 90.1% in 1997 and 1996. The improvement is attributable to aggressive rate actions taken to restore the profitability of group medical policies, which also resulted in the decline in premiums and premium equivalents. As a result of these actions, the group medical incurred loss ratio improved to 72% in 1998 versus 87% and 84% in 1997 and 1996. Policy benefits on UL-type products improved to 8.2% of average policyholder funds in 1998 versus 8.7% in 1997 and 1996. The improvement is due, in approximately equal measure, to favorable mortality and lower credited rates on policyholder accounts.

Expenses (including the net deferral and amortization of policy acquisition costs) increased 6.8% and 32.5% in 1998 and 1997 due to acquisitions. Expenses on individual traditional products were 31.27%, 32.76% and 32.66% of premiums in 1998, 1997 and 1996. For UL-type products, expenses as a percentage of policyholder funds and separate accounts, were 2.94%, 3.14% and 3.20% in 1998, 1997 and 1996. The improvement in 1998's maintenance expenses is a result of integration savings from the JP Financial acquisition. The increase in 1997 is due to the addition of equity-based variable products. For group policies, expenses declined 21.3% in 1998 and increased 1.1% in 1997. The 1998 decline was due to management actions to maintain profitability, and due to lower commissions, as revenues declined. As a percentage of premiums and equivalents, expenses increased to 15.4% in 1998 versus 13.6% and 12.6% in 1997 and 1996, due to severance benefits and lease cancellation costs associated with the non-renewal of health policies.

Average Life Insurance assets grew 24.8% in 1998, primarily due to ownership of JP Financial for all of 1998, sales of UL-type products, and growth in existing policyholder funds, from interest credited and equity returns. 1997 average assets grew 41.3% from internal growth and acquisitions. The return on average Life Insurance assets was 2.02%, 1.99% and 2.18% in 1998, 1997 and 1996. The improvement in 1998 relates to the profitable growth of UL-type assets and the return to profitability of group health policies. The decline in 1997 is due to diminished group health results and the addition of JP Financial equity-based variable products.


Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Premiums and other considerations $   17.6  $   35.1  $   66.7  $   49.5  $   14.8
Net investment income                425.0     429.3     371.1     168.2      86.9
Other income                          63.0      35.1       4.2       -         -
                                  --------  --------  --------  --------  --------
Total revenues                       505.6     499.5     442.0     217.7     101.7
                                  --------  --------  --------  --------  --------
Policy benefits                      299.0     326.3     317.0     158.2      63.9
Expenses                              96.9      75.2      40.9      15.5       8.4
                                  --------  --------  --------  --------  --------
Total benefits and expenses          395.9     401.5     357.9     173.7      72.3
                                  --------  --------  --------  --------  --------
Operating income before income
 taxes                               109.7      98.0      84.1      44.0      29.4
Provision for income taxes            38.6      34.5      29.0      14.4      10.3
                                  --------  --------  --------  --------  --------
Operating income                  $   71.1  $   63.5  $   55.1  $   29.6  $   19.1
                                  ========  ========  ========  ========  ========

Operating income increased 12.0% in 1998 and 15.2% in 1997. The following table summarizes key information for AIP:

                                                1998     1997     1996
                                               ------   ------   ------
Fixed annuity receipts                        $   376  $   596  $   557
Variable annuity receipts                         142      103       73
Average policyholder fund balances              5,730    5,755    5,434
Average separate account policyholder
 fund balances                                    409      243      166
Investment product sales                        1,816    1,110       70
Average assets                                  6,516    6,253    5,526

Revenues increased 1.2% in 1998 and 13.0% in 1997. Annuity revenues are derived from policy charges, investment income on segment assets and from concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker-dealer, and related entities. The increases in revenues are primarily related to increases in average policyholder fund balances including separate accounts which grew
2.4% in 1998 and 7.1% in 1997. The increases in policyholder fund balances results from interest credited and new receipts less benefits paid and withdrawals. The decline in fixed annuity receipts during 1998's low interest rate environment occurred as fixed rate products were perceived less favorably than other fixed interest investments, and as potential customers chose variable annuities on the strength of United States equity markets. Fixed annuity benefits and surrenders as a percentage of beginning fund balances were 15.8%, 15.0% and 13.4% in 1998, 1997 and 1996. Annuity surrenders may increase in relation to the portion of the business that can be withdrawn by policyholders without incurring a surrender charge. Other income includes concession income earned by JPSC and increased substantially in 1998 and 1997, subsequent to JPSC's acquisition as a part of the JP Financial acquisition.

Policy benefits as a percentage of average policyholder fund balances were 5.2%, 5.7% and 5.8% in 1998, 1997 and 1996. These declines as well as the declines in premiums are primarily attributable to a reclassification for 1998 of certain single premium annuity products as interest-sensitive rather than as traditional products. This reclassification had no effect on operating income. During 1997 and 1996, $16 and $54 of premiums associated with such products were reported as revenues, with similar amounts included in policy benefits. Interest credited represented 5.1%, 5.1% and 4.7% of average policyholder fund balances in 1998, 1997 and 1996. Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, remained relatively constant at 2.11%, 2.13% and 2.09% for 1998, 1997 and 1996. This occurred in spite of a decline in portfolio yields to 7.38% in 1998 versus 7.44% in 1997 and 7.43% in 1996, due to effective asset/liability management.

Insurance expenses as a percentage of average policyholder fund balances including separate accounts were 0.64%, 0.68% and 0.67% for 1998, 1997 and 1996. In 1997, expenses were negatively impacted by a one-time expense for the relocation of annuity administrative functions to the Greensboro home office. The growth in AIP expenses in 1998 and 1997 was primarily due to broker/dealer operations, similar to the increases in other income. Broker/ dealer expenses, which include commission expense, as a percentage of concession income were 91.1%, 95.1% and 83.3% for 1998, 1997 and 1996. The percentage for 1996 is not comparable because it precedes the JP Financial acquisition.

Average AIP assets increased 4.2% in 1998. In 1997, average assets increased 13.2%, due largely to the JP Financial acquisition. AIP posted returns on average assets of 1.09% in 1998, 1.02% in 1997 and 1.00% in 1996. The 1998
increase is primarily due to earnings of JPSC which were $3 and $1 in 1998 and 1997, as well as effective expense management.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------

Communications sales              $  199.8  $  195.6    $188.9  $  160.7  $  144.4
Operating costs and expenses         124.1     130.6     130.9     112.9     100.1
                                  --------  --------  --------  --------  --------
Broadcast cash flow                   75.7      65.0      58.0      47.8      44.3
                                  --------  --------  --------  --------  --------
Depreciation and amortization         11.5      11.0       9.3       8.8      10.2
Corporate general and
 administrative expenses               5.1       4.1       3.8       3.0       5.3
Net interest expense (income)
 and other income                      5.1       5.1      (0.5)     (3.0)     (7.4)
                                  --------  --------  --------  --------  --------
Operating income before
 income taxes                         54.0      44.8      45.4      39.0      36.2
Provision for income taxes            21.7      17.3      17.2      15.4      14.2
                                  --------  --------  --------  --------  --------
Operating income                  $   32.3  $   27.5  $   28.2  $   23.6  $   22.0
                                  ========  ========  ========  ========  ========

Operating income from the Communications segment increased $4.8 or 17.5% in 1998 compared to a decline of 2.5% in 1997. Results for 1997 and 1996 were positively impacted by tax refunds and related interest income of $0.3 and $2.6. Excluding the impact of these refunds, operating income for 1998 increased 18.8% over 1997. Net interest expense in 1998 and 1997 reflects increased interest expense on debt to finance acquisitions made since
June 30, 1996, versus interest income from the tax refund in 1996.

The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Combined revenues for Radio and Television grew 8.9% and 14.0% in 1998 and 1997, respectively. Radio experienced strong revenue growth in 1998, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic related advertising during first quarter 1998. However, Television revenues declined for much of 1998 as national agency sales continued to be sluggish, consistent with a nationwide trend.

Revenue from Sports operations decreased 25.6% during 1998. The decline is primarily a result of first quarter factors, including a non-recurring sporting event held in the first quarter of 1997 and a decrease in collegiate-related basketball sales in 1998. Revenues declined 24.7% during 1997 as a result of non-recurring Olympic revenues realized in 1996 and declines in advertising revenues.

Broadcast cashflow grew by 16.5% and 12.1% in 1998 and 1997, respectively, as the strong growth of the broadcast properties, particularly Radio in 1998 and TV in 1997, was partially offset by the results of Sports.

Total expenses (comprised of operating costs and expenses, depreciation and amortization, and corporate general and administrative expenses) decreased 3.4% in 1998 and increased 1.2% in 1997. Expenses as a percent of communication revenues for 1997 and 1996 of 74.5% and 76.2% decreased to 70.4% for 1998. The 1998 and 1997 decreases were attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business, and improved expense control.

Corporate and Other

Activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, and federal and state income taxes not otherwise allocated to business segments are reported in this segment. The following table summarizes the operating results.

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Earnings on investments           $   95.1  $   87.1  $   84.0  $   87.2  $   78.7
Interest expense on debt and
 Exchangeable Securities             (33.1)    (26.9)    (24.2)     (7.9)     (1.9)
Operating Expenses                   (23.3)    (18.6)    (19.2)    (17.8)     (6.4)
Federal and state income
 tax expense                          (1.3)     (3.5)    (10.3)    (19.7)    (18.1)
                                  --------  --------  --------  --------  --------
                                      37.4      38.1      30.3      41.8      52.3
Dividends on Capital Securities
 and mandatorily redeemable
 preferred stock                     (25.7)    (25.7)     (3.4)     (0.9)      -
                                  --------  --------  --------  --------  --------
Operating income                  $   11.7  $   12.4  $   26.9  $   40.9  $   52.3
                                  ========  ========  ========  ========  ========

The following table summarizes assets assigned to this segment.

                                                1998     1997     1996
                                               ------   ------   ------
Parent company, passive investment
 companies and Corporate line assets
 of insurance subsidiaries                     $1,978   $1,582   $1,708
Co-insurance receivables on acquired blocks     1,904    2,061    2,071
Net SFAS 115 adjustments                          352      262       26
Employee benefit plan assets                      448      369      295
Goodwill arising from insurance acquisitions      192      187       42
Other                                             168      243      205
                                               ------   ------   ------
Total                                          $5,042   $4,704   $4,347
                                               ======   ======   ======

Total assets for the Corporate and Other segment grew 7.2% in 1998 and 8.2% in 1997 primarily due to retention of earnings less capital reinvested in the Life Insurance Products and Annuities and Investment Products segments.

Operating income declined 5.6% in 1998, compared to a decline of 53.9% in 1997 which resulted from the redeployment of capital into the Company's core businesses and the acquisition of JP Financial. The results of this segment may vary from year to year due to expenses associated with strategic activities, income recorded on equity-method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

Earnings on investments increased 9.2% in 1998 compared to 3.7% in 1997 primarily due to growth in investment income on surplus not assigned to the other reportable segments and increased income from equity method investments. Acquisition financing accounts for the increase in interest expense and dividends on Capital Securities and mandatorily redeemable preferred stock for both 1998 and 1997. Operating expenses in 1998 increased by non-recurring expenses of $2.5 related to the recording of surplus furniture and equipment at its net realizable value and $3.0 associated with promoting the new brand name, Jefferson Pilot Financial. Federal and state income tax expense includes the tax benefits of preferred dividends on Capital Securities; such dividends are recorded gross of related tax effects.

Financial Position, Capital Resources And Liquidity

JP's primary resources are investments related to its Life Insurance Products and AIP segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $1,207 or 5.2% in 1998. This growth resulted from cash provided by operating activities, increases in Separate Account assets and increases in the market values of available for sale investments, an increase in policyholder contract deposits (despite being adversely impacted by a $146 decline related to business that is 100% coinsured to a third party), offset in part by redemption of $50 of preferred stock and payment of dividends. Total assets increased $5,569 or 31.7% in 1997 due mainly to the JP Financial acquisition. Excluding incremental total assets of JP Financial as of the acquisition date, the 1997 increase was $1,689 or 9.6%.

The Life Insurance Products and Annuities and Investment Products segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). Such amounts deferred were $844 and $742 at December 31, 1998 and 1997, an increase of 13.7%.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA of $482 was recorded during 1997 related to the JP Financial acquisition. Note 6 contains rollforwards of DAC and VOBA for 1998, 1997 and 1996, and is incorporated herein by reference.

Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $229 and $225 at December 31, 1998 and 1997, with the net increase due to final allocation of purchase price related to the JP Financial acquisition. Goodwill as a percentage of shareholders' equity was 7.5% and 8.2% at year end 1998 and 1997.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At December 31, 1998 and 1997, JP had recorded reinsurance receivables of $1,072 and $1,250 and policy loans of $831 and $834 which are related to the businesses of AH Life that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $95 and $97 as of December 31, 1998 and 1997 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured. JP and the reinsurer are joint and equal owners of $191 and $195 of securities and short-term investments as of December 31, 1998 and 1997 which support the block. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during the three years ended December 31, 1998.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                   1998      1997      1996      1995      1994
                                  -------   -------   -------   -------   -------
Total assets                      $24,338   $23,131   $17,562   $16,478   $ 6,140
Total stockholders' equity          3,052     2,732     2,297     2,156     1,733
Ratio of stockholders' equity
 to assets                          12.5%     11.8%     13.1%     13.1%     28.2%

The Company's ratio of capital to assets has declined over time as a result of acquisitions, except in 1998 when no new acquisitions occurred.

JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, such as the JP Financial acquisition, which would be expected to produce higher returns over time.

The Life Insurance and AIP segments are subject to regulatory constraints.
The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled JP Life, AH Life and JP Financial to attain the following claims paying ratings:

                                    JP Life     AH Life     JP Financial
                                    -------     -------     ------------
    A.M. Best                         A++          A++          A+
    Standard & Poor's                 AAA          AAA          AAA
    Duff and Phelps                   AAA          AAA          AAA

Debt and Exchangeable Securities

Short-term borrowings outstanding of $289 and $285 as of December 31, 1998 and 1997 consisted of commercial paper. The weighted average interest rates were 5.61% and 6.02% as of December 31, 1998 and 1997. The maximum commercial paper outstanding during 1998 and 1997 was $302 and $317.

JP has sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy. The maximum amounts outstanding were $290 and $242 during 1998 and 1997. The securities involved had a fair value and amortized cost of $303 and $232, and $287 and $241, as of year end 1998 and 1997.

In April 1997, the Company privately placed $75 of 6.95% Mandatorily Exchangeable Debt Securities (MEDS) and in June 1997, the Company privately placed $75 of 6.65% MEDS. The discussion of these issuances and the previously issued Automatic Common Exchange Securities (ACES) in Note 8 is incorporated herein by reference.

Capital Securities and Mandatorily Redeemable Preferred Stock

In January and March 1997, the Company privately placed $200 of 8.14% Capital Securities Series A and $100 of 8.285% Capital Securities Series B. The discussion of these issuances in Note 9 is incorporated herein by reference.

Of the $53 of mandatorily redeemable preferred stock outstanding at December 31, 1997, $50 was redeemed upon the request of the holder in April 1998 at par plus accrued dividends. The remaining $3 was repurchased and canceled as of January 1, 1999.

While the Company has made no commitments for additional financing, additional securities may be issued to finance acquisitions or for other corporate purposes.



Liquidity

Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements. Primary sources of cash from insurance operations are premiums and other considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include purchase of investments, payment of benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business and income taxes. Primary sources of cash from communications operations are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

Cash provided by operations for 1998, 1997 and 1996 was $435, $516 and $998. In 1996, cash flow from operations was impacted by the receipt of $462 in conjunction with the retrocession assumption of periodic payment annuities from HI. Cash flows from operations may decline as the Company's policy receipts continue to shift from traditional products (which are reflected in operating cash flows) to interest sensitive products (which are reflected in financing cash flows).

Net cash used in investing activities was $716, $1,173 and $1,124 for 1998, 1997 and 1996. The Company used cash of $758 in 1997 to acquire JP Financial. The 1996 amount included the investing of the $462 received from HI mentioned in the preceding paragraph. Sales of securities available for sale were $465, $1,614 and $500 in 1998, 1997 and 1996. Sales of securities in 1997 were used to partially fund the JP Financial acquisition. Total maturities, calls, and redemptions were $1,379, $839 and $1,276 in 1998, 1997 and 1996.

Net cash provided by financing activities was $293, $561 and $109 for 1998, 1997 and 1996. Proceeds from the issuance of securities of $450 related to funding of the JP Financial acquisition drove the 1997 totals, while 1998 reflects the redemption of $50 of preferred stock and repurchases of Company common stock of $27. Net borrowings/(repayments) from short-term debt and securities sold under repurchase agreements were $201, $(138) and $40 for 1998, 1997 and 1996. Cash inflows from changes in policyholder contract deposits were $318, $374 and $193 for 1998, 1997 and 1996. Cash was used to pay dividends of $149, $129 and $103 during 1998, 1997 and 1996.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from the subsidiary companies. Total internal cash dividends paid to the parent company from its subsidiaries during 1998, 1997 and 1996 were $235, $391 and $156. JP Life and AH Life were the primary source of dividends in 1998. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. Approximately 20% of the amount of dividends planned from life subsidiaries for 1999 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Cash and short-term investments were $21, $9 and $105 at December 31, 1998, 1997 and 1996. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $538, $564 and $483 at December 31, 1998, 1997 and 1996. These securities, less the $325 (at December 31, 1998) of BankAmerica Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies. Total trading securities and debt and equity securities available for sale at December 31, 1998 and 1997 were $11,907 and $11,048.

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

JP held the following carrying amounts of investments:

                               December 31, 1998       December 31, 1997
                               -----------------       -----------------
Publicly-issued bonds            $11,356    60%          $11,090    61%
Privately-placed bonds             3,131    16             2,832    16
Commercial mortgage loans          1,969    10             1,716     9
Common stock                         931     5               891     5
Policy loans                       1,439     8             1,422     8
Preferred stock                       34     -                25     -
Real estate                           86     1                75     1
Cash and other invested assets        53     -                52     -
                                 -------   ---           -------   ---
Total                            $18,999   100%          $18,103   100%
                                 =======   ===           =======   ===

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans.

JP's Investment Policy Statement (Policy) requires an average quality fixed
income portfolio (excluding mortgage loans) of "A" or higher.   Currently, the
average quality is "A1", excluding mortgage loans. The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The Company monitors "higher risk" investments for compliance with the Policy and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in foreclosure are carried at the net present value of expected future cash flows. The Company has established a reserve to account for impaired mortgage loans which was $31 and $27 as of December 31, 1998 and 1997.

Carrying amounts of investments categorized as "higher risk" assets were:

                               December 31, 1998       December 31, 1997
                               -----------------       -----------------
Bonds near or in default       $     2        - %      $     2        - %
Bonds below investment grade       659      3.5            757      4.2
Mortgage loans 60 days
 delinquent or in foreclosure        3      -                7      -
Mortgage loans restructured         10      0.1             13      0.1
Foreclosed properties                3      -                4      -
                               -------    -----        -------    -----
Sub-total, "higher risk assets"    677      3.6            783      4.3
All other investments           18,322     96.4         17,320     95.7
                               -------    -----        -------    -----
Total cash and investments     $18,999    100.0%       $18,103    100.0%
                               =======    =====        =======    =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $186, $200 and $254 were open as of December 31, 1998, 1997 and 1996. Termination of these arrangements under year end 1998 interest rates would result in a gain of $13. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities available for sale, as of December 31 were:

                                                1998         1997
                                               ------       ------
Federal agency issued CMO's                    $2,723       $2,398
Corporate private-labeled CMO's                 1,705        1,485
                                               ------       ------
Total                                          $4,428       $3,883
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

Year 2000 Issue

Like most if not all companies, JP faces certain risks associated with the coming of the year 2000. The year 2000 issue relates to the way computer systems and programs define calendar dates. By using only two digit dates, they could fail or make miscalculations due to the inability to distinguish between dates in the 1900's and in the 2000's. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain embedded hardware or software that must handle dates and may not properly perform with dates after 1999.

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

The target for completion of all phases and categories is September 30, 1999. The Company has completed the assessment and strategy phases for mainframe applications, operating systems and hardware and is executing the remediation and certification phases. The Company's new business and policyholder administration systems and the general ledger are on the mainframe. The Company has determined that approximately 62% of all mainframe systems are compliant. The Company does not deem a system to be compliant until the completion of remediation and certification to confirm that its performance will not be affected by dates extending after 1999. With respect to significant policyholder systems, all required remediation has been completed on all systems. The majority of these systems, including all systems which support products the Company is currently marketing, have been certified as Year 2000 compliant. Completion of certification of remaining systems for some closed blocks of business is expected by April 1999. Other non-policyholder mainframe systems have either been certified or are on schedule. For PC and LAN systems, the Company has completed the strategy phases and is executing the assessment, remediation and certification phases concurrently and intends to complete these phases during the third quarter of 1999.

For the majority of the Company's non-IT related systems and equipment, the Company has been advised by vendors that the systems and equipment are currently Year 2000 compliant. Written documentation regarding compliance is being obtained. Where feasible, certification testing will be conducted for systems and equipment that are material to operations. Some systems and equipment, such as electrical power supply, are not feasible for the Company to certify. Completion for non-IT systems and equipment is scheduled for September 1999.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and managing investment portfolios, processing of the Company's operating bank accounts, and sales/distribution. All of the Company's business partner financial institutions that have responded to the Company's inquiries have indicated they are on schedule for Year 2000 compliance. The Company continues to follow up with business partner financial institutions that have not yet responded. Other partner categories include insurance agents and marketing organizations, and suppliers of communication services, utilities, materials and supplies. The Company has conducted surveys of all its software and hardware vendors, and certification is underway. In addition to financial institutions, other critical business partners have been identified and surveys initiated. Results of these surveys are being analyzed in the first quarter of 1999 and appropriate testing or other due diligence will be conducted in the second and third quarters of 1999.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since inception of the project, the Company has incurred external costs of $7 and internal costs of $7. The current estimate, based on actual experience to date, of total project expense is $24, with remaining external costs of $5 and internal costs of $5. Costs are included in various budgets and expensed as incurred. Expected total costs are less than earlier estimates due in part to refinements in estimates as more projects near completion. In addition, remediation/certification costs on projects completed to date have been lower than originally estimated. Total 1998 costs were $8. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue. Portfolio diversification reduces the overall risk. The Company is in compliance with the NAIC Securities Valuation Office's Due Diligence Guidelines for analyzing these risks.

Although the Company expects to certify that its critical policyholder systems are compliant by the end of April 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work (not yet encountered), failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

Specifically, from Year 2000 problems, the Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. JPCC could experience an inability to broadcast commercial spots and invoice them, or to receive TV network programming. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant policyholder systems or broadcasting inventory management systems being non-compliant. Such an event could result in a material disruption to the Company's or JPCC's operations. Should the worst case scenario occur (except in JPCC), it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position.

Although the Company is on schedule to complete certification of all internal systems and non-IT equipment well in advance of January 1, 2000, the Company recognizes the need to plan for unanticipated problems resulting from failure of internal systems or equipment or from failures by the Company's business partners, providers, suppliers or other critical third parties. The Company has begun work on contingency plans for all mission critical functions.

Market Risk Exposures

Since JP's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks. Continued favorable economic conditions in the U.S. contributed to a decline in 10 year U.S. Treasury rates of 110 basis points in 1998 versus a 68 basis point decline in 1997. These forces contributed to an increase in unrealized gains on securities available for sale of $53 and $174 in 1998 and 1997. Further, in 1997, various forces in the fixed income markets resulted in a compression of risk premiums over Treasury securities that can be earned on new investments. In 1998, risk premiums widened significantly in the third and fourth quarters.

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

As is typical in the industry, the Company's life and annuity products contain minimum rate guarantees regarding interest credited. For interest sensitive life products the minimum rates range from approximately 3.0% to 5.5%, with an approximate weighted average of 4.5%. For annuity products, the minimum rates range from 3.0% to 5.5%, with the greatest concentration in the 3.5% to 4.0% range.

The Company employs various methodologies to manage its exposure to interest rate risks. The asset/liability management process focuses primarily on the management of interest rate risk of the Company's insurance operations. JP monitors the duration of insurance liabilities compared to the duration of assets backing the insurance lines, giving measurement to the optionality of cash flows. The Company's goal in such analysis is to prudently balance profitability and risk for each insurance product category, and for the Company as a whole. At December 31, 1998 and 1997, 88% and 87% of policy liabilities related to interest-sensitive portfolios.


The Company also considers the timing of cash flows arising from market risk sensitive instruments (other than trading) and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments (other than trading) include debt and equity securities available for sale and held to maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps, and debt and Exchangeable Securities. The following table shows the estimated impact that various hypothetical interest rate scenarios would be expected to have on the Company's earnings for a calendar year, based on the assumptions contained in the Company's model. The change in these estimates as of year end 1998 versus year end 1997 was due primarily to differences in the yield curve and in the sensitivities they introduced to the Company's model.

                                          Incremental Income
                                                (Loss)
                                          ------------------
    Change in Interest Rate               1998          1997
    -----------------------               ----          ----
    + 100 basis points                    $(8)          $(2)
    +  50 basis points                     (4)           (1)
    -  50 basis points                      4             3
    - 100 basis points                      6             8

These estimates were derived by modeling estimated cash flows of the Company's market risk sensitive instruments and insurance portfolios. Changes in interest rates illustrated above assume parallel shifts in the yield curve graded pro-rata over four quarters. Incremental income or loss is net of taxes at 35%. Estimated cash flows produced in the model assume reinvestments representative of JP's current investment strategy and calls/prepayments include scheduled maturities as well as those expected to occur when issuers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates among insurance portfolios give consideration to relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on the Company's existing business in force as of December 31, 1998 and does not consider new sales of life and annuity products or the potential impact (as discussed above) of interest rate fluctuations on sales.

The Company is exposed to equity price risk on its equity securities (other than trading). JP holds common stock with a fair value of $949.
Approximately $500 of such value is represented by investments in a single issuer, BankAmerica. The Company's Exchangeable Securities are exchangeable into shares of BankAmerica common stock. Had the Exchangeable Securities been redeemable as of year end, the redemption value would have been $325 (see Notes 8 and 18). If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 10% from their December 31, 1998 values, the fair value of the Company's common stock and Exchangeable Securities would change as follows:

                                      Favorable (Unfavorable)
                                       Change in Fair Value
                                       --------------------
                                       1998            1997
                                       ----            ----
BankAmerica common stock               $(50)           $(50)
Exchangeable Securities                  27              26
                                       ----            ----
                                        (23)            (24)
Remaining equity securities             (45)            (39)
                                       ----            ----
Total change in fair values            $(68)           $(63)
                                       ====            ====

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 18 presents additional disclosures concerning fair values of financial assets and financial liabilities, and is incorporated by reference herein.

External Trends And Forward Looking Information

JP operates largely in the U. S. Financial Services market, which is subject to general economic conditions in the U.S. During 1998 and 1997, the U.S. economy exhibited continued favorable trends including low inflation with minimal risk of price increases, moderate business growth and increases in productivity through technological innovation. However, this environment has resulted in a scarcity of quality investments at favorable yields, in part due to abundant liquidity among corporate borrowers. Also, a robust domestic economy creates pressure on wages for skilled workers. There are certain secular forces driving economic results including aging of baby-boomers, an increase in the supply of investable funds, increased global competition and increasing use of technology. These forces impact JP in various ways such as demand for its products (especially savings-oriented products), competition for new investments, mergers and consolidations within the financial services sector and costs inherent in administering complex financial products.

JP has grown at a rate faster than the overall industry because of acquisitions, and its strong financial position, superior claims paying ratings, and efforts to increase distribution sources.

Medical Trends

Medical inflation and utilization of medical services affect the profitability of health products offered through the individual and group distribution systems. In the event that premium rates are not adequately adjusted in anticipation of medical trends, profitability of health insurance products is adversely affected. JP has elected to non-renew its group medical coverages beginning April 1999, but will continue to offer individual and group disability insurance.

Environmental Liabilities

JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate and Communications subsidiaries. Actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

Regulatory and Legal Environment

The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of business lines. These activities have been driven by a need to reduce costs of distribution and by the need to increase economies of scale in the face of growing competition from larger foreign, domestic and mutual insurers, and from non-traditional players such as banks, securities brokers and mutual funds. Consolidation is expected to continue and may be heightened by federal legislation. HR 10 or some variant will likely be passed in Congress, perhaps in 1999, and would allow banks, insurance companies and investment banks to affiliate.

The Clinton Administration has recently recommended $34 billion in new corporate taxes as part of its proposal for next year's budget, and has targeted a substantial share of the new tax burden at the life insurance industry. Several of the Administration's proposals which could impact JP include:

1. An increase in the DAC tax on annuities and life insurance (e.g. life insurance companies are required to defer certain expenses, by formula, attributable to premium revenues from the sale of these products).

2. A proposal to require recapture of policyholder surplus accounts as taxable income over ten years.

3. A proposal to place an additional tax on companies that borrow for any purpose if those companies also own life insurance, including key employee insurance.

If adopted, item 1 would result in an increase in current tax liabilities but would not impact earnings except for lost investment income on accelerated tax payments. Item 2 would result in approximately $37 million of additional tax expense over ten years. Item 3 would limit the attractiveness of life insurance policies for corporate policyholders. JP believes that life insurers already pay higher effective tax rates than the average for corporate America as a whole. It is not possible to predict the outcome of the Administration's proposals at this time.

Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The NAIC has completed the process of codifying SAP (Codification) to promote standardization of methods, and is encouraging each state to adopt Codification as soon as possible, with a proposed implementation date of January 1, 2001. Related statutory accounting changes are not expected to significantly impact the Company's statutory capital requirements, although they are expected to reduce levels of statutory capital industry wide.

Assessments by state guaranty associations are made to cover losses to policyholders of insolvent or rehabilitated insurance companies. Assessments may be partially recovered through a reduction in future premium taxes in most states. The Company has accrued for expected assessments net of estimated future premium tax deductions.

In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. See Note 19, which is incorporated herein by reference, for discussion of the Company's contingent liabilities.

Accounting Pronouncements

See Note 2, which is incorporated herein by reference.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Issue", "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions and for growth in sales of products through all distribution channels; to business interruption risks if the Company does not timely complete its Year 2000 compliance project; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information under the heading "Market Risk Exposures" in MD&A is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                       1998
                                   -----------------------------------------------
                                   March 31    June 30   September 30  December 31
                                   ---------  ---------  ------------  -----------
                                        (In Millions Except Share Information)
Revenues, excluding realized
 investment gains                    $ 654       $ 632       $ 616       $ 615
Realized investment gains               43          18          33          (1)
                                     -----       -----       -----       -----
Revenues                               697         650         649         614
Benefits and expenses                  521         488         468         463
Provision for income taxes              57          54          66          49
                                     -----       -----       -----       -----
Net Income                             119         108         115         102
Dividends on Capital Securities
 and preferred stock                     7           6           6           7
                                     -----       -----       -----       -----
Net income available to common
 stockholders                        $ 112       $ 102       $ 109       $  95
                                     =====       =====       =====       =====
Per share of common stock            $1.05       $0.95       $1.03       $0.91
                                     =====       =====       =====       =====
Per share of common stock -
 assuming dilution                   $1.04       $0.94       $1.02       $0.90
                                     =====       =====       =====       =====
Operating income per common share    $0.79       $0.85       $0.85       $0.90
                                     =====       =====       =====       =====

                                                       1997
                                   -----------------------------------------------
                                   March 31    June 30   September 30  December 31
                                   ---------  ---------  ------------  -----------
                                        (In Millions Except Share Information)
Revenues, excluding realized
 investment gains                    $ 530       $ 624       $ 652       $ 661
Realized investment gains               61          41           5           4
                                     -----       -----       -----       -----
Revenues                               591         665         657         665
Benefits and expenses                  421         502         530         534
Provision for income taxes              57          54          41          43
                                     -----       -----       -----       -----
Net Income                             113         109          86          88
Dividends on Capital Securities
 and preferred stock                     4           7           7           8
                                     -----       -----       -----       -----
Net income available to common
 stockholders                        $ 109       $ 102       $  79       $  80
                                     =====       =====       =====       =====
Per share of common stock            $1.02       $0.96       $0.75       $0.76
                                     =====       =====       =====       =====
Per share of common stock -
 assuming dilution                   $1.02       $0.95       $0.74       $0.75
                                     =====       =====       =====       =====
Operating income per common share    $0.65       $0.71       $0.71       $0.73
                                     =====       =====       =====       =====

                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

        We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG, LLP

Greensboro, North Carolina
February 8, 1999

              JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                                              December 31
                                                         ---------------------
                                                           1998         1997
                                                         -------       -------
                                                           (Dollar Amounts in
                                                             Millions Except
                                                            Share Information)
                           ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost 1998 - $10,500; 1997 - $9,748)       $10,958       $10,155
  Debt securities held to maturity, at amortized cost
    (fair value 1998 - $3,699; 1997 - $3,892)              3,545         3,790
  Equity securities available for sale, at fair value
    (cost 1998 - $94; 1997 - $89)                            949           893
  Mortgage loans on real estate                            1,969         1,716
  Policy loans                                             1,439         1,422
  Real estate                                                 86            75
  Other investments                                           32            43
                                                         -------       -------
       Total investments                                  18,978        18,094

Cash and cash equivalents                                     21             9
Accrued investment income                                    241           217
Due from reinsurers                                        1,342         1,526
Deferred policy acquisition costs and value of
  business acquired                                        1,412         1,364
Cost in excess of net assets acquired                        229           225
Assets held in separate accounts                           1,754         1,282
Other assets                                                 361           414
                                                         -------       -------
                                                         $24,338       $23,131
                                                         =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                                 $ 2,062       $ 2,138
  Policyholder contract deposits                          14,996        14,703
  Dividend accumulations and other policyholder
   funds on deposit                                          184           181
  Policy and contract claims                                 179           228
  Other                                                      246           247
                                                         -------       -------
       Total policy liabilities                           17,667        17,497
Debt:
  Commercial paper and revolving credit borrowings           289           285
  Exchangeable Securities and other debt                     327           331
Securities sold under repurchase agreements                  292            95
Currently payable income taxes                                43            13
Deferred income tax liabilities                              301           222
Liabilities related to separate accounts                   1,754         1,282
Accounts payable, accruals and other liabilities             310           321
                                                         -------       -------
       Total liabilities                                  20,983        20,046
                                                         -------       -------

Commitments and contingent liabilities

Guaranteed preferred beneficial interest in
 subordinated debentures ("Capital Securities")              300           300
Mandatorily redeemable preferred stock                         3            53

Stockholders' equity:
  Common stock and paid in capital, par value
   $1.25 per share:  Authorized
   350,000,000 shares; issued and outstanding
   1998 - 105,896,185 shares; 1997 - 106,278,409 shares      133            93
  Retained earnings                                        2,191         1,964
  Accumulated other comprehensive income -
   net unrealized gains on securities                        728           675
                                                         -------         -----
                                                           3,052         2,732
                                                         -------         -----
                                                         $24,338       $23,131
                                                         =======       =======
See Notes to Consolidated Financial Statements


                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31
                                                    --------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
                                                   (Dollar Amounts in Millions
                                                     Except Share Information)
Revenues
 Premiums and other considerations                  $1,049    $1,135    $  994
 Net investment income                               1,202     1,103       893
 Realized investment gains                              93       111        47
 Communications sales                                  198       194       187
 Other                                                  68        35         4
                                                    ------    ------    ------
     Total revenues                                  2,610     2,578     2,125
                                                    ------    ------    ------
Benefits and Expenses
 Insurance and annuity benefits                      1,307     1,399     1,211
 Insurance commissions                                 290       253       153
 General and administrative expenses                   233       237       174
 Insurance taxes, licenses and fees                     52        50        39
 Net deferral of policy acquisition costs             (112)     (109)      (52)
 Net amortization of value of business acquired         46        26        26
 Communications operations                             124       131       131
                                                    ------    ------    ------
     Total benefits and expenses                     1,940     1,987     1,682
                                                    ------    ------    ------
Income before income taxes                             670       591       443
Income taxes                                           226       195       149
                                                    ------    ------    ------
Net Income                                             444       396       294
Dividends on Capital Securities and
 preferred stock                                        26        26         3
                                                    ------    ------    ------
Net income available to common stockholders         $  418    $  370    $  291
                                                    ======    ======    ======
Net income per share available to
 common stockholders                                $ 3.94    $ 3.49    $ 2.73
                                                    ======    ======    ======
Net income per share available to
 common stockholders - assuming dilution            $ 3.91    $ 3.47    $ 2.72
                                                    ======    ======    ======

See Notes to Consolidated Financial Statements

                                 29

                   JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Common                  Accumulated Other
                             Stock and              Comprehensive Income-    Total
                              Paid in     Retained  Net Unrealized Gains  Stockholders'
                              Capital     Earnings      On Securities        Equity
                             ---------   ---------- --------------------  ------------
                               (Dollar Amounts in Millions Except Share Information)
Balance, January 1, 1996      $  89      $ 1,542         $  525            $ 2,156

  Net income                     -           294             -                 294
  Other comprehensive income     -            -             (24)               (24)
                                                                           -------
  Comprehensive income                                                         270
  Common dividends $.96
   per share                     -          (102)            -                (102)
  Preferred dividends            -            (3)            -                  (3)
  Common stock issued             1           -              -                   1
  Common stock reacquired        (2)         (23)            -                 (25)
                             ------       ------         ------             ------
Balance, December 31, 1996       88        1,708            501              2,297

  Net income                     -           396             -                 396
  Other comprehensive income     -            -             174                174
                                                                            ------
  Comprehensive income                                                         570
  Common dividends
   $1.07 per share               -          (114)            -                (114)
  Preferred dividends            -           (26)            -                 (26)
  Common stock issued             5           -              -                   5
                             ------       ------         ------             ------
Balance, December 31, 1997       93        1,964            675              2,732

  Net income                     -           444             -                 444
  Other comprehensive income     -            -              53                 53
                                                                            ------
  Comprehensive income                                                         497
  Common dividends
   $1.18 per share              -           (125)            -                (125)
  Preferred dividends            -           (26)            -                 (26)
  Common stock issued             6           -              -                   6
  Common stock reacquired       (10)         (22)            -                 (32)
  Three-for-two common
   stock split                   44          (44)            -                  -
                             ------       ------         ------             ------
Balance, December 31, 1998   $  133       $2,191         $  728             $3,052
                             ======       ======         ======             ======

See Notes to Consolidated Financial Statements


                     JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                    --------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
                                                   (Dollar Amounts in Millions)
Cash Flows from Operating Activities
Net income                                          $  444    $  396    $  294
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Change in policy liabilities other
   than deposits                                      (132)       66       336
  Credits to policyholder accounts, net                121       179       188
  Deferral of policy acquisition costs, net           (112)     (112)      (52)
  Change in receivables and asset accruals              20        38       222
  Change in payables and expense accruals               58       (28)       50
  Realized investment gains                            (93)     (111)      (47)
  Depreciation and amortization                         92        71        58
  Other                                                 37        17       (51)
                                                    ------    ------    ------
     Net cash provided by operating activities         435       516       998
                                                    ------    ------    ------

Cash Flows from Investing Activities
Securities available for sale:
  Sales                                                465     1,614       500
  Maturities, calls and redemptions                    884       462     1,050
  Purchases                                         (2,033)   (2,199)   (1,916)
Securities held to maturity:
  Sales                                                 13        10        -
  Maturities, calls and redemptions                    495       377       226
  Purchases                                           (267)     (297)     (575)
Repayments of mortgage loans                           168       123       115
Mortgage loans originated                             (427)     (507)     (389)
Decrease (increase) in policy loans, net               (17)       12       (60)
Acquisitions of subsidiaries, net of cash received      -       (758)       -
Purchase of intangibles                                 -        (15)      (58)
Other investing activities, net                          3         5       (17)
                                                    ------    ------    ------
       Net cash used in investing activities          (716)   (1,173)   (1,124)
                                                    ------    ------    ------

Cash Flows from Financing Activities
Policyholder contract deposits                       1,720     1,693     1,191
Withdrawals of policyholder contract deposits       (1,402)   (1,319)     (998)
Borrowings under short-term credit facilities        5,155     2,709       222
Repayments under short-term credit facilities       (5,151)   (2,699)     (230)
Issuance of Capital Securities                          -        300        -
Issuance of Exchangeable Securities and other debt      -        150        -
Proceeds (payments) from securities sold under
 repurchase agreements                                 197      (148)       48
Cash dividends paid                                   (149)     (129)     (103)
Common stock transactions, net                         (27)        4       (24)
Redemption of mandatorily redeemable preferred
 stock                                                 (50)       -         -
Other financing activities, net                         -         -          3
                                                    ------    ------    ------
       Net cash provided by financing activities       293       561       109
                                                    ------    ------    ------
       Net increase (decrease) in cash and
       cash equivalents                                 12       (96)      (17)
Cash and cash equivalents, beginning                     9       105       122
                                                    ------    ------    ------
Cash and cash equivalents, ending                   $   21    $    9    $  105
                                                    ======    ======    ======

Supplemental Cash Flow Information
Income taxes paid                                   $  169    $  158    $  162
                                                    ======    ======    ======
Interest paid                                       $   37    $   38    $   37
                                                    ======    ======    ======

See Notes to Consolidated Financial Statements


                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollar amounts in millions, except share information)

                          December 31, 1998


Note 1.  Nature of Operations and Significant Transactions

Nature of Operations: Jefferson-Pilot Corporation (the Company) operates in the life insurance and communications industries. Life insurance, accident and health insurance and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life) and its subsidiary First Alexander Hamilton Life Insurance Company (FAHL) and Jefferson Pilot Financial Insurance Company (JP Financial, formerly named Chubb Life Insurance Company of America) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA, formerly named Chubb Colonial Life Insurance Company). Chubb Sovereign Life Insurance Company, formerly a subsidiary of JP Financial, was merged into JP Financial in 1998. Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Business Acquisitions: In May 1997, the Company acquired all the outstanding shares of JP Financial from The Chubb Corporation (Seller). JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through JP Financial and JPLA. JP Financial and its subsidiaries, as of the acquisition date, are collectively referred to as "JP Financial." Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation) is a full service NASD registered broker-dealer. The cost of the acquisition consisted of $775 cash paid by JP to Seller at closing, plus other acquisition costs. In addition, JP
Financial paid a $100 special dividend to Seller which was funded through liquidation of short-term investments. The $775 was financed through the liquidation of invested assets, various securities offerings (see Notes 8 and 9) and the issuance of commercial paper. The acquisition, which was effective as of April 30, 1997, was accounted for using the purchase method. As a result, JP Financial's results of operations from May 1, 1997 forward are included in the accompanying financial statements. The purchase price was subject to certain post-closing adjustments, none of which had a material impact on the balance sheet or results of operations. In 1998, the final allocation of purchase price to JP Financial's tangible and identifiable intangible assets and liabilities was completed, based on their fair values. The resulting adjustments were not material. The acquisition resulted in $163 of cost in excess of net assets acquired (i.e. goodwill) and $494 of value of business acquired. Goodwill arising from the acquisition is being amortized over a period of 35 years.

The following pro-forma financial information has been prepared assuming that the acquisition of JP Financial had taken place at the beginning of each year presented:

                                                           1997       1996
                                                          ------     ------
     Revenue                                              $2,690     $2,680
     Net income available to common stockholders             335        312
     Net income per common share                            3.16       2.93
     Net income per common share - assuming dilution        3.14       2.92

On a pro-forma basis, net income available to common stockholders before realized investment gains, net of income taxes, increased from $297 to $309 for 1997. The pro-forma adjustments eliminate the effect of realized gains on invested assets sold in 1997 to finance the JP Financial acquisition.
Thus, 1997 pro-forma realized gains and pro-forma net income available to common stockholders are lower than actual 1997 results.
In January 1997, JPCC purchased substantially all of the broadcast assets of a radio station in Denver, Colorado for $15 in cash. This acquisition resulted in cost in excess of net assets acquired of $14. In 1996, JPCC purchased substantially all of the broadcast assets of two radio stations in San Diego, California for $59 in cash, resulting in cost in excess of net assets acquired of $26. All three acquisitions were accounted for as purchases, and the results of operations of the acquisitions have been included in the consolidated operations of the Company since the respective dates of acquisition. Pro-forma financial information for these acquisitions has not been presented, as the pro-forma impact on consolidated operations for 1997 and 1996 is not significant.


Note 2. Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 12. All share and per share amounts have been restated to give retroactive effect to the April 1998 three-for-two common stock split. See Note 10.

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

Debt and Equity Securities: Debt and equity securities are classified as either securities held to maturity, stated at amortized cost, or securities available for sale, stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.

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

Real Estate and Other Investments: Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $39 and $38 at December 31, 1998 and 1997. Other investments are stated at equity, or the lower of cost or market, as appropriate.

Property and Equipment: Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $144 and $133 at December 31, 1998 and 1997.

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

Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $21 and $14 at December 31, 1998 and 1997. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

Separate Accounts: Separate account assets and liabilities represent funds segregated by the Company for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Income. Fees charged on policyholders' deposits are included in other considerations.

Recognition of Revenue: Premiums on traditional life insurance products are reported as revenue when received unless received in advance of the due date.

Premiums on accident and health, and disability insurance are reported as earned, over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired coverage terms.

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

Policy and Contract Claims: The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported, which is based on historical experience, adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for claims incurred through the balance sheet date and the associated claims adjustment expenses.

Reinsurance Balances and Transactions: Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Stock Based Compensation: The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option awards when the option price is not less than the market value of the stock at the date of award.

Income Taxes: The Company and most of its subsidiaries file a consolidated life/nonlife federal income tax return. Currently, AH Life and JP Financial each file a separate consolidated return with their respective subsidiaries. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Reclassifications: Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentations adopted in the current year. These reclassifications have no effect on net income or stockholders' equity of the prior years.

New Accounting Pronouncements: As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income", which sets standards for the reporting and display of comprehensive income and its components in financial statements. Adoption had no impact on the Company's net income or stockholders' equity. Comprehensive income consists of net income plus other comprehensive income. Under SFAS 130, one of the items included in other comprehensive income is unrealized gains and losses on available for sale securities. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130. See Note 17.

Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 16.

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

During 1998, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The impact of adoption was not material.

Note 3. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                               1998          1997          1996
                                            -----------   -----------   -----------
     Numerator:
       Net Income                           $       444   $       396   $       294
       Dividends on Capital Securities
        and preferred stock                          26            26             3
                                            -----------   -----------   -----------
     Numerator for earnings per share and
       earnings per share - assuming
       dilution - Net income available to
       common stockholders                  $       418   $       370   $       291
                                            ===========   ===========   ===========
     Denominator:
       Denominator for earnings per share -
       weighted-average shares
       outstanding                          106,134,031   106,216,997   106,611,045
       Effect of dilutive securities:
       Employee stock options                   918,108       562,314       333,653
                                            -----------   -----------   -----------
     Denominator for earnings per share -
       assuming dilution - adjusted
       weighted-average shares
       outstanding                          107,052,139   106,779,311   106,944,698
                                            ===========   ===========   ===========

     Earnings per share                     $      3.94   $      3.49   $      2.73
                                            ===========   ===========   ===========
     Earnings per share - assuming dilution $      3.91   $      3.47   $      2.72
                                            ===========   ===========   ===========

Note 4.  Investments

Summary Cost and Fair Value Information: Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                                  December 31, 1998
                                                    --------------------------------------------
                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized     Fair
                                                      Cost        Gains      (Losses)     Value
                                                    ---------    --------    --------    -------
Available for sale carried at fair value
 U. S. Treasury obligations and direct               $   316     $    23     $     -     $   339
  obligations of U.S. Government agencies
 Federal agency issued mortgage backed securities      2,610         119          (1)      2,728
  (including collateralized mortgage obligations)
 Obligations of states and political subdivisions         18         -             -          18


 Corporate obligations                                 5,908         288         (45)      6,151
 Corporate private-labeled mortgage backed
  securities (including collateralized mortgage
  obligations)                                         1,633          79          (6)      1,706
 Redeemable preferred stocks                              15           1           -          16
                                                     -------     -------     -------     -------
 Subtotal, debt securities                            10,500         510         (52)     10,958
 Equity securities                                        94         855           -         949
                                                     -------     -------     -------     -------
 Securities available for sale                       $10,594      $1,365     $   (52)    $11,907
                                                     -------     -------     -------     -------
Held to maturity carried at amortized cost
 Obligations of state and political subdivisions     $     7     $    -      $     -     $     7
 Corporate obligations                                 3,538         159          (5)      3,692
                                                     -------     -------     -------     -------
 Debt securities held to maturity                    $ 3,545     $   159     $    (5)    $ 3,699
                                                     =======     =======     =======     =======

                                                                  December 31, 1997
                                                    --------------------------------------------
                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized     Fair
                                                      Cost        Gains      (Losses)     Value
                                                    ---------    --------    --------    -------
Available for sale carried at fair value
 U. S. Treasury obligations and direct
  obligations of U.S. Government agencies            $   384     $    18     $    -      $   402
 Federal agency issued mortgage backed securities
  (including collateralized mortgage obligations)      2,634         108         (1)       2,741
 Obligations of states and political subdivisions         27           1         (2)          26
 Corporate obligations                                 5,018         237        (14)       5,241
 Corporate private-labeled mortgage backed
 securities (including collateralized mortgage
  obligations)                                         1,663          59          -        1,722
 Redeemable preferred stocks                              22           1          -           23

                                                     -------     -------     ------      -------
 Subtotal, debt securities                             9,748         424        (17)      10,155
 Equity securities                                        89         804          -          893
                                                     -------     -------     ------      -------
 Securities available for sale                       $ 9,837     $ 1,228     $  (17)     $11,048
                                                     =======     =======     ======      =======

Held to maturity carried at amortized cost
 Obligations of state and political subdivisions     $    10     $    -      $    -      $    10
 Corporate obligations                                 3,780         107        (5)        3,882
                                                     -------     -------     ------      -------
 Debt securities held to maturity                     $3,790     $   107     $  (5)      $ 3,892
                                                     =======     =======     ======      =======

Contractual Maturities: Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 1998, according to contractual maturity date, are as indicated below. Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                          Available for Sale   Held to Maturity
                                                          ------------------  ------------------
                                                          Amortized   Fair    Amortized   Fair
                                                            Cost      Value     Cost      Value
                                                          ---------  -------  ---------  -------
Due in one year or less                                    $   206   $   207   $   231   $   233
Due after one year through five years                        1,481     1,530       988     1,017
Due after five years through ten years                       1,910     1,999       602       636
Due after ten years through twenty years                       626       673       257       276
Due after twenty years                                         746       791        45        50
Amounts not due at a single maturity date                    5,516     5,742     1,422     1,487
                                                           -------   -------   -------   -------
                                                            10,485    10,942     3,545     3,699
Redeemable preferred stocks                                     15        16        -         -
                                                           -------   -------   -------   -------
                                                           $10,500   $10,958   $ 3,545   $ 3,699
                                                           =======   =======   =======   =======

Investment Concentration, Risk, and Impairment: Investments in debt and equity securities include 1,518 issuers, with only one corporate issuer representing more than one percent of the aggregate reported amounts of these investments. Included with equity securities is an investment in BankAmerica Corporation of $500 as of December 31, 1998 and 1997. Debt securities considered less than investment grade approximated 4.5% and 5.4% of the total debt securities portfolio as of December 31, 1998 and 1997.

The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (44%), apartment (15%), industrial (13%), office (11%) and hotel (11%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 39% of stated mortgage loan balances as of December 31, 1998 are due from borrowers in South Atlantic states and approximately 23% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 1998 mortgage loans.

At December 31, 1998 and 1997, the recorded investment in mortgage loans that are considered to be impaired was $65 and $75. Delinquent loans outstanding as of December 31, 1998 and 1997 totaled $3 and $7. The related allowance for credit losses increased from $27 at December 31, 1997 to $31 at December 31, 1998 through a $4 charge to realized gains in 1998. The average recorded investment in impaired loans was $70, $78 and $79 during the years ended December 31, 1998, 1997 and 1996, on which interest income of $7, $8 and $8 was recognized.

Securities Lending: The Company participates in a securities lending program. The Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. At December 31, 1998, the market value of securities loaned and collateral received amounted to $239 and $250, respectively. There was no outstanding securities lending at December 31, 1997.

Changes in Net Unrealized Gains on Securities: Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

                                                             Net Unrealized Gains (Losses)
                                                           --------------------------------
                                                              Debt       Equity
                                                           Securities  Securities   Total
                                                           ----------  ----------  --------
     Net unrealized gains on securities available for sale     $124      $401      $525
      as of December 31, 1995
     Change during year ended December 31, 1996:
     Increase (decrease) in stated amount of securities        (184)      102       (82)
     Increase in value of business acquired and
      deferred policy acquisition costs                          58        -         58
     Increase in carrying value of Exchangeable
      Securities (Note 8)                                        -        (16)      (16)
     Decrease (increase) in deferred income tax
      liabilities                                                48       (32)       16
                                                               ----      ----      ----
     Increase (decrease) in net unrealized gains
      included in other comprehensive income                    (78)       54       (24)
                                                               ----      ----      ----
     Net unrealized gains on securities available
      for sale as of December 31, 1996                           46       455       501

     Change during year ended December 31, 1997:
      Increase in stated amount of securities                   341        94       435
      Decrease in value of business acquired and
       deferred policy acquisition costs                       (138)       -       (138)
     Increase in carrying value of Exchangeable
       Securities (Note 8)                                       -        (30)      (30)
     Increase in deferred income tax liabilities                (71)      (22)      (93)
                                                               ----      ----      ----
     Increase in net unrealized gains included in other
      comprehensive income                                      132        42       174
                                                               ----      ----      ----
     Net unrealized gains on securities available
      for sale as of December 31, 1997                          178       497       675

     Change during year ended December 31, 1998:
      Increase in stated amount of securities                    49        51       100
     Decrease in value of business acquired and
      deferred policy acquisition costs                         (22)       -        (22)
     Decrease in carrying value of Exchangeable
      Securities (Note 8)                                         -         2         2
     Increase in deferred income tax liabilities                 (8)      (19)      (27)
                                                               ----      ----      ----
     Increase in net unrealized gains included in other
      comprehensive income                                       19        34        53
                                                               ----      ----      ----
    Net unrealized gains on securities available for
      sale as of December 31, 1998                             $197      $531      $728
                                                               ====      ====      ====

Net Investment Income: The details of investment income, net of investment expenses, follow:

                                                       Year ended December 31
                                                    ----------------------------
                                                     1998       1997       1996
                                                    ------     ------     ------
     Interest on fixed income securities            $1,020     $  935     $  747
     Investment income on equity securities             27         30         41
     Interest on mortgage loans                        153        130        109
     Interest on policy loans                           40         32         21
     Other investment income                            30         32         30
                                                    ------     ------     ------
     Gross investment income                         1,270     $1,159        948
     Investment expenses                               (68)       (56)       (55)
                                                    ------     ------     ------
     Net investment income                          $1,202     $1,103     $  893
                                                    ======     ======     ======

Investment expenses include salaries, interest, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

Realized Gains and Losses: The details of realized investment gains (losses) follow:

<CAPTION
                                                       Year ended December 31
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
     Common stocks                                    $ 61      $100      $ 39
     Real estate                                        24         9         2
     Debt securities                                    19         2        (1)
     Preferred stocks                                    -         2         4
     Other                                              (3)       (2)        3
     Amortization of deferred policy acquisition
      costs and value of business acquired              (8)        -         -
                                                      ----      ----      ----
     Realized investment gains                        $ 93      $111      $ 47
                                                      ====      ====      ====

Information about gross realized gains and losses on available for sale securities transactions follows:

                                                       Year ended December 31
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
  Gross realized:
   Gains                                              $ 80      $122      $ 66
   Losses                                               (9)      (19)      (15)
   Amortization of deferred policy acquisition
     costs and value of business acquired               (4)       -          -
                                                      ----      ----      ----
  Net realized gains on available for sale securities $ 67      $103      $ 51
                                                      ====      ====      ====

Other Information: During 1998 and 1997, the Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. Total proceeds were $13 and $10 in 1998 and 1997, respectively.

During 1996, JP Life transferred securities classified as available for sale to the Company's defined benefit pension plans. Equity securities with cost of $5 and fair value of $27 were transferred during 1996, and gains of $22 were recognized.

Note 5.  Derivatives

Use of Derivatives: The Company's investment policy permits limited use of derivative financial instruments such as interest rate swaps in certain circumstances. The following summarizes open interest rate swaps:

                                                 December 31
                                                -------------
                                                1998     1997
                                                ----     ----
Receive-fixed swaps held as
 hedges of direct investments:
     Notional amount                            $156     $170
     Average rate received                      7.21%    6.86%
     Average rate paid                          5.46%    5.91%

Receive-fixed swaps held to modify annuity
 crediting rates:
     Notional amount                            $ 30     $ 30
     Average rate received                      6.78%    6.78%
     Average rate paid                          5.31%    5.67%

Hedging Direct Investments: Interest rate swaps are used to reduce the impact of interest rate fluctuations on specific floating-rate direct investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. For hedges of investments classified as available for sale, net unrealized gains, net of the effects of income taxes and the impact on deferred policy acquisition costs and the value of business acquired, are not significant and are included in net unrealized gains on securities available for sale in stockholders' equity as of December 31, 1998 and 1997.

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

Credit and Market Risk: The Company is exposed to credit risk in the event of non-performance by counterparties to swap agreements. The Company limits this exposure by diversifying the counterparties used and by only using counterparties with high credit ratings.

The Company's credit exposure on swaps is limited to the fair value of swap agreements that are favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation. Currently, non-performance by a counterparty would not have a material adverse effect on the Company's financial position or results of operations.

The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments and credited interest on annuities. The Company routinely monitors correlation between hedged items and hedging instruments. In the event a hedge relationship is terminated or loses correlation, any related hedging instrument that remained would be marked to market through income. If the hedging instrument is terminated, any gain or loss is deferred and amortized over the remaining life of the hedged asset or liability.

Note 6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs: Information about deferred policy acquisition costs follows:

                                                       Year ended December 31
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
Beginning balance                                     $742      $669      $543

Deferral:
 Commissions                                           152       141       105
 Other                                                  56        56        36
                                                      ----      ----      ----
                                                       208       197       141
Amortization                                           (96)      (88)      (89)
                                                      ----      ----      ----
Net deferral reflected in expenses                     112       109        52
Addition for KCL assumption                             -          3        40
Adjustment related to unrealized losses (gains) on
 debt securities available for sale                     (4)      (39)       34
Adjustment related to realized losses (gains) on debt
 securities                                             (6)       -         -
                                                      ----      ----      ----
Ending balance                                        $844      $742      $669
                                                      ====      ====      ====

Value of Business Acquired: Information about value of business acquired follows:

                                                     1998      1997      1996
                                                     ----      ----      ----
Beginning balance                                    $622      $265      $292
                                                     ----      ----      ----
Acquisitions                                           -        482        -
                                                     ----      ----      ----
Deferral of commissions and                            37        37         6
 accretion of interest
Amortization                                          (83)      (63)      (32)
                                                     ----      ----      ----
Net amortization reflected in expenses                (46)      (26)      (26)
                                                     ----      ----      ----
Adjustment related to unrealized losses (gains)       (18)      (99)       24
 on debt securities available for sale

Adjustment related to realized losses (gains)
 on debt securities                                    (2)       -         -

Adjustment related to purchase accounting              12        -        (25)
                                                     ----      ----      ----
Ending balance                                       $568      $622      $265
                                                     ====      ====      ====

During 1998, the Company finalized its purchase accounting for the acquisition of JP Financial, resulting in an adjustment to increase the value of business acquired by $12. In September 1996, the Company finalized its purchase accounting for the acquisition of AH Life, and an adjustment of $25 was made to reduce the value of business acquired.

Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                       Amortization
                     Year               Percentage
                     ----              ------------
                     1999                  10.4%
                     2000                   9.0%
                     2001                   7.9%
                     2002                   7.1%
                     2003                   6.5%

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

Credited interest rates for universal life-type products ranged from 3.8% to 6.85% in 1998, 4.0% to 7.5% in 1997 and 4.2% to 6.75% in 1996. The average credited interest rates for universal life-type products were 5.84%, 6.02%, and 6.03% for 1998, 1997 and 1996. For annuity products, credited interest rates generally ranged from 4.0% to 8.15% in 1998, 4.0% to 9.25% in 1997 and 4.4% to 8.65% in 1996.

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

Accident and Health, and Disability Insurance Liabilities Activity:
Activity in the liabilities for accident and health, and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

                                                  1998     1997     1996
                                                  ----     ----     ----
Balance as of January 1                           $385     $265     $261
Less reinsurance recoverables                       62       18       15
                                                  ----     ----     ----
Net balance as of January 1                        323      247      246
                                                  ----     ----     ----
Acquired in JP Financial acquisition                -        73       -
                                                  ----     ----     ----
Amount incurred:
 Current year                                      246      385      401
 Prior years                                       (54)     (47)     (63)
                                                  ----     ----     ----
                                                   192      338      338
Less amount paid:                                 ----     ----     ----
 Current year                                      130      230      246
 Prior years                                        98      105       91
                                                  ----     ----     ----
                                                   228      335      337
                                                  ----     ----     ----
Net balance as of December 31                      287      323      247
Plus reinsurance recoverables                       71       62       18
                                                  ----     ----     ----
Balance as of December 31                         $358     $385     $265
                                                  ====     ====     ====
Balance as of December 31 included with:
Future policy benefits                            $288     $261     $134
Policy and contract claims                          70      124      131
                                                  ----     ----     ----
                                                  $358     $385     $265
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

Note 8.  Debt and Exchangeable Securities

Commercial Paper and Revolving Credit Borrowings: The Company has entered into a bank credit agreement for $375 of unsecured revolving credit extending through May 2002, under which the Company has the option to borrow at various interest rates. Since the establishment of a commercial paper arrangement in 1996, the credit agreement has principally supported the issuance of commercial paper. As of December 31, 1998, outstanding commercial paper had various maturities, with none in excess of 90 days. The Company can issue commercial paper with maturities of up to 270 days. If the Company is not able to remarket its commercial paper on the respective maturity dates, the Company intends to borrow a like amount under the credit agreement. The weighted-average interest rate for commercial paper borrowings outstanding of $289 at December 31, 1998 was 5.61%. The weighted-average interest rate for $285 of commercial paper borrowings outstanding at December 31, 1997 was 6.02%.

Exchangeable Securities: The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as "Exchangeable Securities."

MEDS

In April and June 1997, the Company issued MEDS of $75 at 6.95% and $75 at 6.65%. The MEDS are based on BankAmerica common stock. Interest is payable quarterly. The MEDS mature January 10, 2002 and represent senior indebtedness of the Corporation.

The MEDS had principal amounts of: 6.95% MEDS, $55.55 per security and 6.65% MEDS, $66.625 per security. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either a number of shares of the common stock of BankAmerica (stock) determined based on an exchange rate reflecting the then trading price for the stock, or cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least: 6.95% MEDS, $67.22 and 6.65% MEDS, $80.62, (2) a fractional share of the stock having a value equal to the principal amount if the price is more than the principal amount but less than the amount stated in (1), or (3) one share if the price is less than or equal to the principal amount.

ACES

The Company has issued 1,815,000 unsecured 7.25% ACES due January 21, 2000, having a principal amount of $72.50 per security. In the 30 days prior to, or at, maturity, the principal amount of the ACES will be mandatorily exchanged into either (1) a number of shares of BankAmerica stock determined based on an exchange rate reflecting the then trading price for the stock or
(2) cash in an amount of equal value. Subject to adjustments to reflect future dilution, the exchange rate is equal to (1) 1.66 shares if the stock price is at least $43.50, (2) fractional shares of the stock having a value equal to $72.50 if the price is more than $36.25 but less than $43.50, or (3) two shares if the price is not more than $36.25.

Carrying Value of Exchangeable Securities

The Exchangeable Securities are carried at fair value. Changes in the carrying value, net of deferred income taxes, are recorded in other comprehensive income. At December 31, 1998 and 1997, the combined carrying value of the Exchangeable Securities was $325 and $327, based on the market value of BankAmerica stock, which had a market value of $60.125 per share as of year end 1998.

Interest:  Interest expense totaled $46 for 1998, $37 for 1997 and $39 for
1996.


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

Mandatorily redeemable non-voting floating rate preferred stock (with a par value of $100 per share) of subsidiaries authorized, issued and outstanding at December 31, 1998 and 1997 totaled 30,000 and 530,000 shares. In April 1998, the holder of $50 preferred stock of AH Life redeemed the shares at par plus accrued dividends. The remaining $3 of mandatorily redeemable preferred stock was issued in September 1996 related to the PPA recapture (Note 15), and was repurchased and cancelled as of January 1, 1999.

Note 10.  Stockholders' Equity

Preferred Stock: The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be fixed by the Board of Directors, subject to certain limitations on voting rights.

Common Stock: On February 9, 1998, the Board authorized a three-for-two common stock split which was effected as a 50% stock dividend distributed on April 13, 1998 to shareholders of record as of March 20, 1998. The split-adjusted value of fractional shares was paid in cash. The par value of additional shares issued, which totaled $44, was reclassified from retained earnings to common stock. All share and per share information gives retroactive effect to the stock split.

Changes in the number of shares outstanding are as follows:

                                                 Year Ended December 31
                                         -------------------------------------
                                            1998         1997          1996
                                         -----------  -----------  -----------
Shares outstanding, beginning            106,278,409  106,119,350  106,819,743
Shares issued under stock option plans       207,776      159,059       49,607
Shares reacquired                           (590,000)          -      (750,000)
                                         -----------  -----------  -----------
Shares outstanding, ending               105,896,185  106,278,409  106,119,350
                                         ===========  ===========  ===========

Shareholders' Rights Plan: Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $235.00 an amount of common stock of the Company, or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 105 million shares of common stock are reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.44 cents per right at any time before they become exercisable.

Note 11.  Stock Incentive Plans

Long Term Stock Incentive Plan: Under the Long Term Stock Incentive Plan (Employees' Plan), a Committee of disinterested directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company's stock, to employees of the Company and to life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.

A total of 6,109,001 shares are available for issuance pursuant to outstanding or future awards under the Employees' Plan as of December 31, 1998. The option price may not be less than the market value of the Company's common stock on the date awarded. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Awards of restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. The Employees' Plan will terminate as to further awards on May 1, 2005, unless terminated by the Board at an earlier date.

Non-Employee Directors' Plan: Under the Non-Employee Directors' Stock Option Plan (Directors' Plan), 417,376 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 1998. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. The Directors' Plan will terminate as to further awards on March 31, 1999.

Summary Stock Option Activity: Summarized information about the Company's stock option activity follows:

<CAPTIONS>
                                       1998                 1997               1996
                                -------------------  ------------------  ------------------
                                          Weighted-           Weighted-           Weighted-
                                           Average             Average             Average
                                          Exercise            Exercise            Exercise
                                           Price               Price               Price
                                Options  Per Share   Options  Per Share  Options  Per Share
                                -------  ----------  ------- ----------  -------  ---------
Outstanding beginning of
 year                          3,675,552  $36.14   2,116,902   $27.60   1,359,515   $22.39

Granted                          828,225   53.54   1,746,456    45.38     814,312    35.79
Exercised                       (210,725)  27.75    (143,883)   20.65     (37,758)   36.07
Forfeited                       (254,354)  49.91     (43,923)   42.79     (19,167)   21.38
                               ---------  ------   ---------   -------  ---------   ------
Outstanding end of year        4,038,698  $39.28   3,675,552   $36.14   2,116,902   $27.60
                               =========  ======   =========   ======   =========   ======

Exercisable at end of year     1,801,138  $28.82   1,412,127   $26.53     956,465   $22.62
                               =========  ======   =========   ======   =========   ======
Weighted-average fair value
 of options granted during
 the year                      $   13.54           $   10.07            $    7.38
                               =========           =========            =========

The following table summarizes certain stock option information at December 31, 1998:

                           Options Outstanding                    Options Exercisable
                  ------------------------------------------    --------------------------
                                Weighted-
                                 Average
                                Remaining       Weighted-                     Weighted-
  Range of        Number of    Contractual       Average        Number of      Average
Exercise Prices    Shares         Life        Exercise Price      Shares    Exercise Price
---------------   ---------    -----------    --------------    ---------   --------------
$17.45 - $24.89   1,021,500        6.2            $22.83        1,021,500      $22.83

$31.17 - $38.59   1,497,398        8.5             37.18          779,638       36.68

$48.50 - $58.44   1,519,800        9.5             52.40               -           -
                  ---------                       ------        ---------       ------
                  4,038,698        8.3            $39.28        1,801,138       $28.82
                  =========                       ======        =========       ======

Pro-Forma Information: SFAS 123, "Accounting for Stock-Based Compensation", requires the presentation of pro-forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.8%, 6.2% and 5.9%; volatility factors of the expected market price of the Company's common stock of 0.17; and a weighted-average expected life of the options of 9.9 years for 1998, 7.7 years for 1997 and 10 years for 1996. Dividends were assumed to increase by 10% annually.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro-forma information follows:

                                                       Year Ended December 31
                                                     -------------------------
                                                      1998      1997     1996
                                                     -----     -----     -----
Pro-forma net income available to common
 stockholders                                        $ 411     $ 366     $ 288
Pro-forma earnings per share available to
 common stockholders                                 $3.87     $3.45     $2.71
Pro-forma earnings per share available to
 common stockholders - assuming dilution             $3.84     $3.43     $2.69


Because the options generally vest over three years and because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, 1998 is the first year in which the full pro-forma effect is reflected.

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

A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries on the basis of GAAP is as follows:

                                                      1998      1997      1996
                                                     ------    ------    ------
 Statutory Accounting Practices

    Net income for the year ended December 31        $  384    $  462    $  253
                                                     ======    ======    ======

    Statutory capital and surplus as of
     December 31                                     $1,584    $1,470    $1,218
                                                     ======    ======    ======

 Generally Accepted Accounting Principles

    Net income for the year ended December 31        $  388    $  349    $  261
                                                     ======    ======    ======

    Stockholder's equity as of December 31           $3,342    $3,106    $2,181
                                                     ======    ======    ======


Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to investments, insurance risk, interest rate risk and general business risk. As of December 31, 1998, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

The NAIC Codification of Statutory Accounting Principles (Codification) has been completed. The purpose of Codification is to create uniformity in statutory financial reporting across states. Codification must be adopted by individual states before it will have any bearing on the statutory reporting requirements of companies domiciled in a particular state. The NAIC is encouraging the states to adopt Codification as soon as possible, with an implementation date of January 1, 2001. The Company does not expect implementation to have a material impact on statutory surplus of its insurance subsidiaries; however, implementation is expected to result in a net reduction of statutory surplus and RBC throughout the insurance industry.

The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Approximately $205 of dividends could be paid by the life insurance subsidiaries in 1999 without regulatory approval.


Note 13.  Income Taxes

Income taxes reported are as follows:

                                                Year ended December 31
                                               ------------------------
                                               1998      1997      1996
                                               ----      ----      ----
Current expense                                $195      $180      $132
Deferred expense                                 31        15        17
                                               ----      ----      ----
Total income tax expense                       $226      $195      $149
                                               ====      ====      ====

A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                              Year Ended December 31
                                             ------------------------
                                             1998      1997      1996
                                             ----      ----      ----
Federal income tax rate                      35.0%     35.0%     35.0%
Reconciling items:
  Tax exempt interest and
  dividends received deduction               (1.5)     (1.3)     (4.1)

  Other increases (decreases), net            0.2      (0.7)      2.7
                                             ----      ----      ----
Effective income tax rate                    33.7%     33.0%     33.6%
                                             ====      ====      ====

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                         December 31
                                                        --------------
                                                        1998      1997
                                                        ----      ----
Deferred tax assets:
    Difference in policy liabilities                    $453      $457
    Obligation for postretirement                          5         7
     benefits
    Deferred compensation                                 21        19
    Other deferred tax assets                             61        35
                                                        ----      ----
    Gross deferred tax assets                            540       518

Deferred tax liabilities:
    Net unrealized gains on securities                   385       355
    Deferral of policy acquisition costs and value
     of business acquired                                356       331
    Deferred gain recognition for income                  17        17
     tax purposes
    Differences in investment bases                       19        12
    Depreciation differences                               8         4
    Other deferred tax liabilities                        56        21
                                                        ----      ----
Gross deferred tax liabilities                           841       740
                                                        ----      ----
Net deferred income tax liability                       $301      $222
                                                        ====      ====


Federal income tax returns for all years through 1994 are closed. Tax years 1995 and 1996 are currently under examination by the Internal Revenue Service,
and no assessments have been proposed to date.   In the opinion of management,
recorded income tax liabilities adequately provide for all remaining open years.

Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." The Company has approximately $105 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The current administration has proposed to tax, as part of its 1999 budget initiative, the "Policyholders' Surplus" over a ten year period. No related deferred tax liability has been recognized for the potential tax which would approximate $37 under the current proposal.

Note 14.  Retirement Benefit Plans

Pension Plans

The Company and its subsidiaries have defined benefit pension plans which are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pensions plans is as follows:

                                              Year Ended December 31
                                              -----------------------
                                                   1998    1997
                                                   ----    ----
Change in benefit obligation:
Benefit obligation at beginning of year            $224    $201

Service cost                                         10       8
Interest cost                                        14      14
Actuarial gains                                       7      14
Benefits paid                                       (14)    (13)
                                                   ----    ----
Benefit obligation at end of year                   241     224
                                                   ----    ----

Change in plan assets:
Fair value of assets at beginning of year           302     260
Actual return on plan assets                         57      53
Transfer in                                           2       2
Benefits paid                                       (14)    (13)
                                                   ----    ----
Fair value of assets at end of year                 347     302
                                                   ----    ----

Funded status of the plans                          106      78
Unrecognized net gain                              (103)    (71)
Unrecognized transition net asset                   (12)    (14)
Unrecognized prior service cost                       8       9
                                                   ----    ----
Prepaid (accrued) benefit cost                     $ (1)   $  2
                                                   ====    ====

                                                   Year Ended December 31
                                                   ----------------------
                                                    1998    1997    1996
                                                    ----    ----    ----
Weighted-average assumptions as of December 31:
  Discount rate                                     6.5%    7.0%    7.0%
  Expected return on plan assets                    8.0%    8.0%    8.0%
  Rate of compensation increase                     4.5%    5.0%    5.0%

Components of net periodic benefit cost:

  Service cost, benefits earned during the year     $ 10    $  8    $  6
  Interest cost on projected benefit obligation       14      14      13
  Expected return on plan assets                     (19)    (17)    (17)
  Net amortization and deferral                       (1)     (1)     (1)
                                                    ----    ----    ----
Benefit cost                                        $  4    $  4    $  1
                                                    ====    ====    ====

Other Postretirement Benefit Plans

The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service period. The non-pension postretirement expense was $1 in 1998, 1997 and 1996.

Defined Contribution Plans

The Company sponsors defined contribution retirement plans covering most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Plan assets were invested under a group variable annuity contract issued by JP Life. Expenses were $3, $4 and $3 during 1998, 1997 and 1996.


Note 15.  Reinsurance

The Company attempts to reduce its exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. The Company reinsures the portion of an individual life insurance risk in excess of the Company's retention, which ranges from $0.3 to $1.5 for various individual life and annuity products. The Company also attempts to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. The Company assumes portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.

In 1995, the Company acquired AH Life and FAHL from Household International, Inc. (Household). AH Life and FAHL reinsured 100% of the PPA, COLI and Affiliated credit insurance business written prior to their acquisition in 1995 with affiliates of Household on a coinsurance basis. Balances are settled monthly, and AH Life is compensated by the reinsurers for administrative services related to the reinsured business. On
September 30, 1996, the Company recaptured a portion of the PPA reinsurance from affiliates of Household. This recapture was completed by these affiliates transferring approximately $463 of assets and $489 of reserves to the Company. The Company also established a $29 deferred tax asset on this recapture, and issued $3 of mandatorily redeemable preferred stock of one of the Company's life insurance subsidiaries to Household. The amount due from reinsurers in the consolidated balance sheets includes $1,072 and $1,250 due from the Household affiliates at December 31, 1998 and 1997.

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

As of December 31, 1998 and 1997, JP Financial had a reinsurance recoverable of $95 and $97 from a single reinsurer, pursuant to a 50% coinsurance agreement. JP Financial and the reinsurer are joint and equal owners in $191 and $195 of securities and short-term investments as of December 31, 1998 and 1997, 50% of which is included in investments in the accompanying consolidated balance sheets.

Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer that is party to a contract with a subsidiary to discharge its reinsurance obligations could result in a loss to the subsidiary. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 1998.

The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                  Year ended December 31
                                                --------------------------
                                                 1998      1997      1996
                                                ------    ------    ------
Premiums and other considerations, before
 effect of reinsurance ceded                    $1,217    $1,233    $1,121
Less premiums and other considerations ceded       168        98       127
                                                ------    ------    ------
Net premiums and other considerations           $1,049    $1,135    $  994
                                                ======    ======    ======
Benefits, before reinsurance recoveries         $1,654    $1,648    $1,498
Less reinsurance recoveries                        347       249       287
                                                ------    ------    ------
Net benefits                                    $1,307    $1,399    $1,211
                                                ======    ======    ======

Note 16.  Segment Information

The Company has four reportable segments which are defined based on the nature of the products and services offered: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. The Life Insurance Products segment offers a wide array of life and health insurance through captive agents (career and home service agency forces), independent agents (recruited through independent marketing organizations and a regional marketing network) and financial institutions, as well as offering group insurance products for employers and their employees primarily in the South and Southeast. AIP offers fixed and variable annuities and investment products through proprietary and independent agents, financial institutions, investment professionals and broker-dealers. The Communications segment consists principally of radio and television broadcasting and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not otherwise allocated to reportable segments including earnings thereon, and all of the Company's realized gains and losses. Surplus is allocated to the Life Insurance Products and AIP reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life insurance, annuity and investment products have been aggregated in the Life Insurance and AIP reporting segments.

The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is operating income or loss, which excludes realized gains and losses. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). Substantially all the Company's revenue is derived from sales within the United States, and foreign assets are not material. The following table summarizes financial information regarding the Company's reportable segments:

                                                        December 31
                                                     -----------------
                                                      1998      1997
                                                     -------   -------
   Assets
     Life Insurance Products                         $12,579   $11,684
     AIP                                               6,495     6,525
     Communications                                      222       218
     Corporate & other                                 5,042     4,704
                                                     -------   -------
          Total assets                               $24,338   $23,131
                                                     =======   =======

                                                   Year Ended December 31
                                                 --------------------------
                                                  1998      1997      1996
                                                 ------    ------    ------
   Revenues
     Life Insurance Products                     $1,737    $1,698    $1,370
     AIP                                            506       499       442
     Communications                                 195       190       189
     Corporate & other                               79        80        77
                                                 ------    ------    ------
                                                  2,517     2,467     2,078
     Realized investment gains, before tax           93       111        47
                                                 ------   -------    ------
          Total revenues                         $2,610    $2,578    $2,125
                                                 ======    ======    ======

   Operating income and reconciliation to
    net income available to common stockholders
     Life Insurance Products                     $  245    $  194    $  150
     AIP                                             71        63        55
     Communications                                  32        28        28
     Corporate & other                               12        12        27
                                                 ------    ------    ------
          Total operating income                    360       297       260
     Realized investment gains, net of tax           58        73        31
                                                 ------    ------    ------
          Net income available to common
            stockholders                         $  418    $  370    $  291
                                                 ======    ======    ======
   Net investment income
     Life Insurance Products                     $  719    $  618    $  460
     AIP                                            425       429       371
     Communications                                  (5)       (5)       -
     Corporate & other                               63        61        62
                                                 ------    ------    ------
          Total net investment income            $1,202    $1,103    $  893
                                                 ======    ======    ======

   Net deferral of deferred policy acquisition costs and
    value of business acquired
     Life Insurance Products                     $  (55)   $  (60)   $  (12)
     AIP                                            (11)      (23)      (14)
                                                 ------    ------    ------
     Net deferral reflected in operating income     (66)      (83)      (26)
     Amortization on realized investment gains        8        -         -
                                                 ------    ------    ------
          Net deferral of deferred policy
           acquisition costs and value of
           business acquired                     $  (58)   $  (83)   $  (26)
                                                 ======    ======    ======

   Income tax expense
     Life Insurance Products                     $  130    $  102    $   77
     AIP                                             38        34        29
     Communications                                  22        17        17
     Corporate & other                                1         4        10
                                                 ------    ------    ------
     Total operating income tax expense             191       157       133
     Income tax expense on realized
      investment gains                               35        38        16
                                                 ------    ------    ------
          Total income tax expense               $  226    $  195    $  149
                                                 ======    ======    ======

The Company allocates depreciation expense to Life Insurance and AIP; however, the related fixed assets are not allocated to these operating segments.

Note 17.  Other Comprehensive Income

Comprehensive income and its components are displayed in the statements of stockholders' equity. Currently, the only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available for sale, which are displayed in the following table, along with related tax effects. See Note 4 for further detail of changes in the Company's unrealized gains on securities available for sale.

                                                          Year Ended December 31,
                                                        --------------------------
                                                         1998      1997      1996
                                                        ------    ------    ------
Unrealized holding gains arising during period,
 before taxes                                            $147       $370     $ 11

Income taxes                                              (51)      (129)      (4)
                                                         ----       ----     ----
Unrealized holding gains arising during period,
 net of taxes                                              96        241        7
                                                         ----       ----     ----
Less: reclassification adjustment
 Gains realized in net income                              67        103       51
 Income taxes                                             (24)       (36)     (20)
                                                         ----       ----     ----
Reclassification adjustment for gains realized
 in net income                                             43         67       31
                                                         ----       ----     ----
Other comprehensive income (loss) - net
 unrealized gains                                        $ 53       $174     $(24)
                                                         ====       ====     ====

Note 18.  Disclosures About Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31 are summarized as follows:


                                                   1998              1997
                                            ---------------    --------------
                                            Carrying  Fair     Carrying  Fair
                                              Value   Value     Value    Value
                                            -------  -------   -------  -------
Financial Assets
 Debt securities available for sale         $10,958  $10,958   $10,155  $10,155
 Debt securities held to maturity             3,545    3,699     3,790    3,892
 Equity securities available for sale           949      949       893      893
 Mortgage loans                               1,969    2,124     1,716    1,783
 Policy loans                                 1,439    1,525     1,422    1,465

Financial Liabilities
 Annuity contract liabilities in              4,959    4,785     5,141    4,939
  accumulation phase
 Commercial paper and revolving credit
  borrowings                                    289      289       285      285
 Exchangeable Securities and other debt         327      338       331      341
 Securities sold under repurchase agreements    292      292        95       95
 Capital Securities                             300      333       300      319
 Mandatorily redeemable preferred stock           3        3        53       53


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

The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest. With respect to the Exchangeable Securities, the fair value of the ACES is based on its nationally quoted market price. The fair value of the MEDS, which are not publicly traded, is estimated based on the value holders would have received had the MEDS been redeemable as of year end (which was derived based on the market price of BankAmerica stock as of year end).

The fair value of the Capital Securities was determined based on market quotes for the securities.

The fair value of the Company's mandatorily redeemable preferred stock approximates its stated amount because its dividend rate is adjustable.

Interest rate swaps that hedge direct investments classified as available for sale are recorded at fair value (1998 - gain of $11; 1997 - gain of $5) and are included in the carrying value of debt securities available for sale. The fair value of interest rate swaps that hedge direct investments classified as held to maturity and that hedge annuity contract deposits (1998 - gain of $2; 1997 - gain of $1) have not been recorded in the consolidated balance sheets.


Note 19.  Commitments and Contingent Liabilities

The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $148 as of December 31, 1998.

The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

JPCC has commitments for purchases of syndicated television programming and future sports programming rights of approximately $121 as of December 31, 1998. These commitments are not reflected as an asset or liability in the accompanying 1998 consolidated balance sheet because these programs are not currently available for use.

JP Life is a defendant in a proposed class action suit, and AH Life is a defendant in a separate proposed class action suit. Each suit alleges deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy illustrations which plaintiffs claim were misleading. Unspecified compensatory and punitive damages, costs and equitable relief are sought in each case.
While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome in either or both cases, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position.

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, although it could have a material adverse effect on the results of operations for a specific period.

------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	None.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

        Information under the heading "Proposal I - Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 3, 1999 (Proxy Statement) is incorporated herein by reference. Executive Officers are described in Part I above. Information under the heading "Stock Ownership" in the Proxy Statement relating to the absence of any delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

        Information under the heading "Is the Compensation Committee Independent?" in the Proxy Statement is incorporated herein by reference.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) The response to this portion of Item 14 is submitted as a separate section of this report. (See F-1.) The List and Index of Exhibits is included on page E-1 of this report.

        (b) No Form 8-K was filed in the fourth quarter 1998. A Form 8-K was filed as of February 8, 1999 to report amendments to the Company's shareholder rights plan, including an increase in the rights exercise price and an extension of the plan.

        (c) Exhibits are submitted as a separate section of this report. (See E-1.)

        (d)  Financial Statement Schedules - The response to this portion of
Item 14 is submitted as a separate section of this report.  (See F-1.)

Undertakings

        For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-36778 (filed March 23, 1970) and 2-56410 (filed May 12, 1976)
and 33-30530 (filed August 15, 1989), and in outstanding effective registration statements on Form S-16 included in such S-8 filings:

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

                                       JEFFERSON-PILOT CORPORATION
                                       (Registrant)

                 BY (SIGNATURE)        /s/   David A. Stonecipher
                (NAME AND TITLE)       David A. Stonecipher
                                       Chairman, President and Director
                                       (Also signing as Principal
                                       Executive Officer)
                 DATE                  March 26, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)        /s/   Dennis R. Glass
NAME AND TITLE)       Dennis R. Glass
                      Executive Vice President and Treasurer
                      (Principal Financial Officer)
DATE 			March 26, 1999


BY (SIGNATURE)        /s/   Reggie D. Adamson
(NAME AND TITLE)      Reggie D. Adamson
                      Senior Vice President, Finance
                      (Principal Accounting Officer)
DATE 			March 26, 1999


BY (SIGNATURE)        /s/   Edwin B. Borden*
(NAME AND TITLE)      Edwin B. Borden, Director
DATE                  March 26, 1999

BY (SIGNATURE)        /s/   William H. Cunningham*
(NAME AND TITLE)      William H. Cunningham, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   Robert G. Greer*
(NAME AND TITLE)      Robert G. Greer, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   George W. Henderson, III*
(NAME AND TITLE)      George W. Henderson, III
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   E. S. Melvin*
(NAME AND TITLE)      E. S. Melvin, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   Kenneth C. Mlekush*
(NAME AND TITLE)      Kenneth C. Mlekush, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   William P. Payne*
(NAME AND TITLE)      William P. Payne, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   Patrick S. Pittard*
(NAME AND TITLE)      Patrick S. Pittard, Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   Donald S. Russell, Jr.*
(NAME AND TITLE)      Donald S. Russell, Jr., Director
DATE                  March 26, 1999


BY (SIGNATURE)        /s/   Robert H. Spilman*
(NAME AND TITLE)      Robert H. Spilman, Director
DATE                  March 26, 1999


*BY /s/   Robert A. Reed
    Robert A. Reed, Attorney-in-Fact
    March 26, 1999

                  FORM 10-K - ITEM 14(A)(1) AND (2) AND (D)

                JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


        The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

      Consolidated Balance Sheets - December 31, 1998 and 1997

      Consolidated Statements of Income - Years Ended December 31, 1998,
        1997 and 1996

      Consolidated Statements of Stockholders' Equity - Years Ended
        December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows - Years Ended
        December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements - December 31, 1998

The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

                                                                    - Pages -

Schedule I  - Summary of Investments - Other Than Investments
   in Related Parties                                                   F-2

Schedule II - Financial Statements of Jefferson-Pilot Corporation:
  Condensed Balance Sheets as of December 31, 1998 and 1997             F-3

  Condensed Statements of Income for the Years Ended
    December 31, 1998, 1997 and 1996                                    F-4

  Condensed Statements of Cash Flows for the Years
    Ended December 31, 1998, 1997 and 1996                              F-5

  Note to Condensed Financial Statements                                F-6

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


Jefferson-Pilot Corporation and Subsidiaries
Schedule I - Summary of Investments - Other than Investments in Related Parties
December 31, 1998
In millions


         Column A                          Column B    Column C      Column D
-------------------------------            --------    --------    -------------
                                                                      Amount
                                                                     at Which
                                                                   Shown in the
                                                                   Consolidated
Type of Investment                         Cost (a)    Value       Balance Sheet
-------------------------------            --------    --------    -------------
Debt securities:
 Bonds and other debt instruments:
  United States Treasury obligations
  and direct obligations of U. S.
   Government agencies                     $   316     $   339     $   339
    Federal agency issued collateralized
      mortgage obligations                   2,610       2,728       2,728
    Obligations of states, municipalities
      and political subdivisions (b)            25          25          25
    Obligations of public utilities (b)      1,443       1,531       1,497
    Corporate obligations (b)                8,003       8,312       8,192
    Corporate private-labeled
      collateralized mortgage obligations    1,633       1,706       1,706
  Redeemable preferred stocks                   15          16          16
                                           -------     -------     -------
         Total debt securities              14,045      14,657      14,503
                                           -------     =======     -------
Equity securities:
  Common stocks:
    Public utilities                            42         200         200
    Banks, trust and insurance companies        15         587         587
    Industrial and all other                    19         144         144
  Nonredeemable preferred stocks                18          18          18
                                           -------     -------     -------
         Total equity securities                94         949         949
                                           -------     =======     -------
Mortgage loans on real estate (c)            2,000                   1,969
Real estate acquired by foreclosure (c)          1                       1
Other real estate held for investment           85                      85
Policy loans                                 1,439                   1,439
Other long-term investments                     32                      32
                                           -------                 -------
         Total investments                 $17,696                 $18,978
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


Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Balance Sheets of Jefferson-Pilot Corporation
December 31, 1998 and 1997
In millions (except share information)


                                               1998        1997
                                              ------      ------
            ASSETS
Cash and investments:
  Cash and cash equivalents                   $   -       $    2
  Investment in subsidiaries                   4,019       3,753
  Other investments                                4           3
                                              ------       -----
        Total cash and investments             4,023       3,758
  Deferred income tax assets                      15          17
  Other assets                                    14          20
                                              ------       -----
                                              $4,052      $3,795
                                              ======      ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable, short-term                   $  289      $  285
  Exchangeable Securities                        325         327
  Notes payable, subsidiaries                    343         414
  Payables and accruals                            8           5
  Dividends payable                               31          28
  Income taxes payable                             4           4
                                              ------      ------
   Total liabilities                           1,000       1,063
                                              ------      ------
Commitments & contingent liabilities

Stockholders' equity :
  Common stock, par value $1.25 per share,
    authorized 1998 and 1997: - 350,000,000;
    issued: 1998 - 105,896,185 shares;
    1997 - 106,278,409 shares                    133          93
  Retained earnings, including equity in
    undistributed net income of subsidiaries
    1998 - $1,729, 1997 - $1,489               2,191       1,964
  Accumulated other comprehensive income -
    net unrealized gains on securities           728         675
                                              ------      ------
        Total stockholders' equity             3,052       2,732
                                              ------      ------
                                              $4,052      $3,795
                                              ======      ======
See Note to Condensed Financial Statements.


Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Income of Jefferson-Pilot Corporation
Years Ended December 31, 1998, 1997 and 1996
In millions

                                                1998     1997     1996
                                               -----    -----    -----
Income:
  Dividends from subsidiaries:
    Jefferson-Pilot Life Insurance Company     $ 120    $ 337    $ 120
    Alexander Hamilton Life Insurance Company     70       -        -
    Jefferson-Pilot Communications Company        25       29       23
    Other subsidiaries                            20       25       13
                                               -----    -----    -----
                                                 235      391      156

  Other investment income, including interest
    from subsidiaries, net                         1        4        3
  Realized investment gains                       -        14        2
                                               -----    -----    -----
            Total income                         236      409      161

Financing costs                                   67       55       24
Other expenses                                    20       20       20
                                               -----    -----    -----
            Income before income taxes and
            equity in undistributed net
            income of subsidiaries               149      334      117
Income taxes (benefits)                          (29)     (20)     (15)
                                               -----    -----    -----
            Income before equity in
            undistributed net income of
            subsidiaries                         178      354      132
                                               -----    -----    -----
Equity in undistributed net income of
  subsidiaries:
    Jefferson-Pilot Life Insurance Company        89     (129)      80
    Alexander Hamilton Life Insurance Company     29       88       60
    Jefferson-Pilot Communications Company         7       (1)       5
    Jefferson Pilot Financial Insurance Company   80       54       -
    Other subsidiaries, net                       35        4       14
                                               -----    -----    -----
                                                 240       16      159
                                               -----    -----    -----

Net income available to common stockholders    $ 418    $ 370    $ 291
                                               =====    =====    =====
See Note to Condensed Financial Statements.



Jefferson-Pilot Corporation and Subsidiaries
Schedule II - Condensed Statements of Cash Flows of Jefferson-Pilot Corporation
Years Ended December 31, 1998, 1997 and 1996
In millions
                                                1998     1997     1996
                                               -----    -----    -----
Cash Flows from Operating Activities:
  Net income                                   $ 418    $ 370  $   291
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Equity in undistributed net income
      of subsidiaries                           (240)     (16)    (159)
    Realized investment gains                     -       (14)      (2)
    Change in accrued items and other
      adjustments, net                             8       12      (13)
                                                ----     ----     ----
         Net cash provided by operating
         activities                              186      352      117
                                                ----     ----     ----
Cash Flows from Investing Activities:
  Purchases of investments                        -       (22)      (4)
  Proceeds from sales of investments              -        57        6
  Acquisition of Jefferson Pilot Financial
   Insurance Company                              -      (786)      -
  Other returns from (investments in)
   subsidiaries                                   27      (42)       7
  Other, net                                      -        (2)      -
                                                ----     ----    -----
         Net cash provided by (used in)
         investing activities                     27     (795)       9
                                                ----     ----    -----
Cash Flows from Financing Activities:
  Cash dividends                                (122)    (113)     (99)
  Common stock transactions, net                 (26)       4      (25)
  Proceeds from external borrowings            5,155    2,815       -
  Repayments of external borrowings           (5,151)  (2,603)      (8)
  Borrowings from subsidiaries, net              (71)     333       12
                                               -----    -----    -----
         Net cash (used in) provided
         by financing activities                (215)     436     (120)
                                               -----    -----    -----
         Net increase (decrease) in
         cash and cash equivalents                (2)      (7)       6
Cash and cash equivalents:
  Beginning                                        2        9        3
                                               -----    -----    -----
  Ending                                       $  -     $   2    $   9
                                               =====    =====    =====

See Note to Condensed Financial Statements.

Jefferson-Pilot Corporation and Subsidiaries
Schedule II- Note to Condensed Financial Statements of Jefferson-Pilot Corporation

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended
December 31, 1998.


Additional information about (1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 19, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 1998.

Jefferson-Pilot Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information For the Years Indicated
In millions

   Column A               Column B         Column C          Column D         Column E           Column F
 ----------------        ---------        ----------         -----------      ----------        ------------
                          Deferred
                           Policy
                        Acquisition      Future Policy        Deferred
                         Costs and        Benefits and       Revenue and     Other Policy
                         Value of        Policyholder         Premiums        Claims and          Premiums
                          Business          Contract         Collected         Benefits          and Other
   Segment                Acquired          Deposits         in Advance       Payable (a)      Considerations
 ----------------        ---------        ----------         -----------      ----------        ------------
As of or Year Ended
   December 31, 1998
Life insurance products  $1,234             $10,390              $56            $532               $1,017
AIP                         178               6,668                -              21                   17
Corporate and other           -                   -                -               -                   15
                         ------             -------              ---            ----               ------
   Total                 $1,412             $17,058              $56            $553               $1,049
                         ======             =======              ===            ====               ======

As of or Year Ended
   December 31, 1997
Life insurance products  $1,192             $10,003              $47            $586               $1,081
AIP                         172               6,838                -              23                   35
Corporate and other           -                   -                -               -                   19
                         ------             -------              ---            ----               ------
   Total                 $1,364             $16,841              $47            $609               $1,135
                         ======             =======              ===            ====               ======

As of or Year Ended
   December 31, 1996
Life insurance products  $  777             $ 6,603              $40            $473               $  910
AIP                         157               6,479                -              24                   66
Corporate and other           -                   -                -               -                   18
                         ------             -------              ---            ----               ------
   Total                 $  934             $13,082              $40            $497               $  994
                         ======             =======              ===            ====               ======



   Column A               Column G           Column H          Column I          Column J
 ----------------         ---------          ---------        -----------     ------------
                                                              Amortization
                                                               of Deferred
                                                                 Policy
                                             Benefits,         Acquisition
                                              Claims,           Costs and
                             Net            Losses and           Value of        Other
                         Investment         Settlement          Business       Operating
    Segment                 Income            Expenses          Acquired       Expenses (b)
 ----------------         ---------          ---------        -----------     ------------
As of or Year Ended
  December 31, 1998
Life insurance products    $  719             $  993             $151           $ 217
AIP                           425                299               28              69
Communications                 (5)                 -                -             141
Corporate and other            63                 15                -              27
                           ------             ------             ----            ----
   Total                   $1,202             $1,307             $179            $454
                           ======             ======             ====            ====

As of or Year Ended
  December 31, 1997
Life insurance products    $  618             $1,057             $126           $ 219
AIP                           429                326               25              50
Communications                 (5)                 -                -             146
Corporate and other            61                 16                -              22
                           ------             ------             ----            ----
   Total                   $1,103             $1,399             $151            $437
                           ======             ======             ====            ====

As of or Year Ended
  December 31, 1996
Life insurance             $  460             $  883             $102           $ 159
AIP                           371                317               19              22
Communications                  -                  -                -             144
Corporate and other            62                 11                -              25
                           ------             ------             ----            ----
   Total                   $  893             $1,211             $121            $350
                           ======             ======             ====            ====


a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.

b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $68 in 1998, $56 in 1997,and $55 in 1996.

Jefferson-Pilot Corporation and Subsidiaries
Schedule IV - Reinsurance For the Years Indicated
In millions

        Column A              Column B     Column C     Column D    Column E     Column F
---------------------------  ------------  ---------    ---------   ----------   ----------
                                                                                 Percentage
                                           Ceded to     Assumed                  of Amount
                                           Other        From Other               Assumed to
                             Gross Amount  Companies    Companies   Net Amount   Net <F2>
                             ------------  ---------    ---------   ----------   ----------
Year Ended December 31, 1998:
  Life insurance in force
    at end of year            $ 172,351    $  48,592    $    29     $ 123,788     0.0%

Premiums:  <F1>               $   1,207    $     168    $    10     $   1,049     1.0%


Year Ended December 31, 1997:
  Life insurance in force
    at end of year            $ 175,267    $  42,214    $   186     $ 133,239     0.1%

Premiums:  <F1>               $   1,223    $      98    $    10     $   1,135     1.0%


Year Ended December 31, 1996:
  Life insurance in force
    at end of year            $ 109,407    $  30,486    $    50     $  78,971     0.1%

Premiums:  <F1>               $   1,119    $     127    $     2     $     994     0.2%

<F1> Included with life insurance premiums are premiums on ordinary life insurance products and policy charges on interest-sensitive products.

<F2> Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.


Jefferson-Pilot Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts December 31, 1998
In millions
   Column A             Column B         Column C           Column D     Column E
 ------------------     ---------   ---------    --------   ----------   ---------
                                         Additions
                                    ---------------------
                                    Charged to
                        Balance at   Realized    Charged                 Balance at
                        Beginning   Investment   to Other                   End
  Description           of Period     Gains      Accounts   Deductions   of Period
 ------------------     ---------   ---------    --------   ----------   ---------
1998:
  Valuation allowance
    for mortgage loans
    on real estate      $  27       $   4        $  -       $   -        $   31
                        =========   =========    ========   ==========   =========
1997:
  Valuation allowance
    for mortgage loans
    on real estate      $  27       $   -        $  -       $   -        $   27
                        =========   =========    ========   ==========   =========
1996:
  Valuation allowance
    for mortgage loans
    on real estate      $  27       $   -        $  -       $   -        $   27
                        =========   =========    ========   ==========   =========


                          List and Index of Exhibits

 Reference
Per Exhibit
   Table                      Description of Exhibit                  Page
----------    -------------------------------------------------       -----

      (2)    (i) Plan of acquisition - Life and Health
                 Agreement in Connection with the Rehabilitation
                 of Kentucky Central Life Insurance Company is
                 incorporated by reference to Form 10-Q for the
                 third quarter 1994.                                    -

            (ii) Stock Purchase Agreement by and among
                 Household Group, Inc., Household International,
                 Inc., Alexander Hamilton Life Insurance Company
                 of America, and Jefferson-Pilot Corporation dated
                 August 9, 1995, is incorporated by reference to
                 Form 8-K for October 6, 1995 (confidential treatment requested with respect to certain portions thereof). Exhibits set forth in the Stock Purchase Agreement have been omitted and will be furnished supplementally
                 to the Commission upon request.                        -

           (iii) Stock Purchase Agreement dated as of February 23,
                 1997 between Jefferson-Pilot Corporation and The
                 Chubb Corporation (confidential treatment was
                 granted with respect to certain portions thereof),
                 is incorporated by reference to Form 10-K/A for 1996. Exhibits and Schedules to the Stock Purchase
                 Agreement were omitted and were furnished
                 supplementally to the Commission.                      -

    (3)      (i) Articles of Incorporation and amendments that have
                 been approved by shareholders are incorporated by
                 reference to Form 10-Q for the first quarter 1996.     -

            (ii) By-laws as amended February 9, 1998 are
                 incorporated by reference to Form 10-K for 1997.       -

    (4)      (i) Amended and Restated Rights Agreement dated
                 November 7, 1994 between Jefferson-Pilot Corporation
                 and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, and
                 Amendment to Rights Agreement dated February 8, 1999
                 was included in Form 8-K for February 8, 1999; both
                 are incorporated by reference.                         -

            (ii) Amended and Restated Credit Agreement dated as of
                 May 7, 1997 among the Registrant and the banks
                 named therein, and NationsBank, N.A., as Agent,
                 is not being filed because the total amount of
                 borrowings available thereunder does not exceed
                 10% of total consolidated assets.  The Registrant
                 agrees to furnish a copy of the Credit Agreement
                 to the Commission upon request.                        -


   (10)  The following contracts and plans:

            (i)  Employment contract between the Registrant and
                 David A. Stonecipher, an executive officer,
                 effective September 15, 1997 is incorporated by
                 reference to Form 10-Q for the third quarter 1997.     -

           (ii)  Employment contract between the Registrant and
                 John D. Hopkins, an executive officer, effective
                 April 19, 1996 is incorporated by reference to
                 Form 10-Q for the first quarter 1996.                  -

          (iii)  Employment contract between the Registrant and
                 Dennis R. Glass, an executive officer, effective
                 October 18, 1996 is incorporated by reference to
                 Form 10-K for 1996.                                    -

           (iv)  Employment contract between the Registrant and
                 E.  J. Yelton, an executive officer, effective
                 October 18, 1996 is incorporated by reference to
                 Form 10-K for 1996.                                    -

            (v)  Employment contract between the Registrant and
                 Theresa M. Stone, an executive officer, effective
                 July 1, 1997 is incorporated by reference to
                 Form 10-Q for the second quarter 1997.                 -

           (vi)  Long Term Stock Incentive Plan, as amended,
                 subject to shareholder approval.                      E-

          (vii)  Non-Employee Directors' Stock Option Plan,
                 as amended, subject to shareholder approval.          E-

         (viii)  Jefferson-Pilot Life Insurance Company
                 Supplemental Benefit Plan and Executive Special
                 Supplemental Benefit Plan is incorporated by
                 reference to Form 10-K for 1994.                       -

           (ix)  Management Incentive Compensation Plan for
                 Jefferson-Pilot Corporation and its insurance
                 subsidiaries is incorporated by reference to
                 Form 10-K for 1997.                                    -

            (x)  Deferred Fee Plan for Non-Employee Directors,
                 as amended.                                           E-

           (xi)  Executive Change in Control Severance Plan.           E-

    (21)  Subsidiaries of the Registrant                               E-

    (23)  Consent of Independent Auditors                              E-

    (24)  Power of Attorney Form                                       E-

    (27)  Financial Data Schedule                                      E-