Form 10-Q
period 1999-03-31
JEFFERSON PILOT CORP
filed 1999-05-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1999              Commission file number 1-5955



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



                               (336) 691-3691
             (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X       No
                             ------        ------

Number of shares of common stock outstanding at March 31, 1999	105,976,307

                        JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -
[S]
Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - March 31, 1999 and December 31, 1998                      3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months ended March 31, 1999 and 1998                4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Three Months ended March 31, 1999 and 1998                5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10


Part II.   Other Information                                            26


Signatures                                                              27

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                       March 31    December 31
                                                         1999          1998
                                                       --------    -----------
Debt securities available for sale, at fair value
   (amortized cost $10,775 and $10,500)                 $11,025       $10,958
Debt securities held to maturity, at amortized cost
   (fair value $3,541 and $3,699)                         3,463         3,545
Equity securities available for sale, at fair value
   (cost $95 and $94)                                       957           949
Mortgage loans on real estate                             2,096         1,969
Other investments                                         1,176         1,557
Cash and cash equivalents                                    31            21
                                                        -------       -------
     Total cash and investments                          18,748        18,999

Accrued investment income                                   239           241
Due from reinsurers                                       1,477         1,342
Deferred policy acquisition costs and value
   of business acquired                                   1,486         1,412
Cost in excess of net assets acquired                       227           229
Assets held in separate accounts                          1,751         1,754
Other assets                                                356           361
                                                         ------        ------
     Total assets                                       $24,284       $24,338
                                                         ======        ======

Policy liabilities                                      $17,533       $17,667
Debt:
   Commercial paper and revolving credit borrowings         324           289
   Exchangeable Securities and other debt                   370           327
Securities sold under repurchase agreements                 291           292
Liabilities related to separate accounts                  1,751         1,754
Tax liabilities                                             346           344
Accounts payable, accruals and other liabilities            338           310
                                                         ------        ------
                                                         20,953        20,983
                                                         ------        ------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")           300           300
                                                         ------        ------
Mandatorily redeemable preferred stock                       -              3
                                                         ------        ------
Stockholders' Equity:
Common stock                                                139           133
Retained earnings                                         2,283         2,191
Accumulated other comprehensive income -
   net unrealized gains on securities                       609           728
                                                         ------        ------
                                                          3,031         3,052
                                                         ------        ------
     Total liabilities and stockholders' equity         $24,284       $24,338
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                                   Three Months Ended
                                                        March 31
                                                    1999         1998
                                                   ------       ------
Revenue:
Premiums and other considerations                  $  241       $  289
Net investment income                                 316          301
Realized investment gains                              44           43
Communications sales                                   51           48
Other                                                  18           16
                                                    -----        -----
   Total revenue                                      670          697
                                                    -----        -----
Benefits and Expenses:
Insurance and annuity benefits                        306          355
Insurance commissions                                  70           71
General, administrative and other expenses             57           64
Communications operations                              33           31
                                                    -----        -----
   Total benefits and expenses                        466          521
                                                    -----        -----
Income before income taxes                            204          176
Provision for income taxes                             71           57
                                                    -----        -----
Net income                                            133          119
Dividends on Capital Securities and preferre            6            7
                                                    -----        -----
Net income available to common stockholders        $  127       $  112
                                                    =====        =====
Comprehensive income                               $   14       $  155
                                                    =====        =====

Average number of shares outstanding                105.9        106.3
                                                    =====        =====
Net Income Per Share of Common Stock:

Net income available to common stockholders
   before realized investment gains, net
   of income taxes                                 $ 0.93       $ 0.79
Realized investment gains, net of income tax         0.27         0.26
                                                    -----        -----
Net income available to common stockholders        $ 1.20       $ 1.05
                                                    =====        =====
Net income available to common stockholders -
   assuming dilution                               $ 1.19       $ 1.04
                                                    =====        =====
Dividends declared per common share                $0.330       $0.295
                                                    =====        =====

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                    Three Months Ended
                                                         March 31
                                                    1999         1998
                                                    -----        -----
Net cash provided by operations                     $ 215        $ 154
                                                     ----         ----
Cash Flows from Investing Activities:
Investments sold (purchased), net                    (275)         (75)
Other investing activities                            (30)           1
                                                     ----         ----
Net cash used in investing activities                (305)         (74)
                                                     ----         ----
Cash Flows from Financing Activities:
Policyholder contract deposits, net                   422          427
Policyholder contract withdrawls, net                (316)        (362)
Net short-term borrowings (repayments)                 34          (54)
Issuance (repurchase) of common shares, net             2            4
Cash dividends paid                                   (44)         (38)
Other financing activities                              2           -
                                                     ----         ----
Net cash provided by financing activities             100          (23)
                                                     ----         ----
Increase in cash and cash equivalents                  10           57
Cash and cash equivalents at beginning of period       21            9
                                                     ----         ----
Cash and cash equivalents at end of period          $  31        $  66
                                                     ====         ====
Supplemental Cash Flow Information:
Income taxes paid                                   $   1        $   2
                                                     ====         ====
Interest paid                                       $  12        $   9
                                                     ====         ====

See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON-PILOT CORPORATION

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                         (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The following table summarizes certain financial information regarding the Company's reportable segments:

                                                     March 31
                                                 1999       1998
                                               -------     -------
Assets
 Life Insurance Products                       $12,947     $12,086
 AIP                                             6,504       6,548
 Communications                                    222         214
 Corporate & Other                               4,611       4,704
                                                ------      ------
    Total assets                               $24,284     $23,552
                                                ======      ======

                                                Three Months Ended
                                                     March 31
                                                 1999       1998
                                               -------     -------
Revenues
Life Insurance Products                        $   418     $   461
AIP                                                124         128
Communications                                      51          47
Corporate & other                                   33          18
                                                ------      ------
                                                   626         654
Realized investment gains, before tax               44          43
                                                ------      ------
     Total revenues                            $   670     $   697
                                                ======      ======

Operating income and reconciliation to net
 income available to common stockholders
Life Insurance Products                        $    65     $    57
AIP                                                 17          18
Communications                                       8           7
Corporate & other                                    9           2
                                                ------      ------
     Total operating income                         99          84
Realized investment gains, net of tax               28          28
                                                ------      ------
     Net income available to common
      stockholders                             $   127     $   112
                                                ======      ======

3. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                Three Months Ended
                                                     March 31
                                               1999           1998
                                           -----------     -----------
Numerator:
 Net Income                               $        133    $        119
 Dividends on Capital Securities
  and preferred stock                                6               7
                                           -----------     -----------
 Numerator for earnings per share and
  earnings per share - assuming dilution
  - Net income available to common
  stockholders                            $        127    $        112
                                           ===========     ===========
Denominator:
 Denominator for earnings per share -
  weighted-average shares
  outstanding                              105,924,886     106,321,424
 Effect of dilutive securities:
  Employee stock options                     1,178,916         808,656
                                           -----------     -----------
 Denominator for earnings per
  share - assuming dilution -
  adjusted weighted-average shares
  outstanding and assumed conversions      107,103,802     107,130,080
                                           ===========     ===========
Earnings per share                        $       1.20    $       1.05
                                           ===========     ===========
Earnings per share - assuming dilution    $       1.19    $       1.04
                                           ===========     ===========

4.  Contingent Liabilities

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

                       JEFFERSON-PILOT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of financial condition as of March 31, 1999, changes in financial condition for the three months then ended, and results of operations for the three month period ended March 31, 1999 as compared to the same period of 1998. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1998, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.


Company Profile
---------------
The Company has four business segments: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. Within the Life Insurance Products segment, JP offers individual life and group insurance products. Life insurance, accident and health insurance, and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries:
Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America and its subsidiary First Alexander Hamilton Life Insurance Company (collectively, AH Life), and Jefferson Pilot Financial Insurance Company (formerly named Chubb Life Insurance Company of America) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA, formerly named Chubb Colonial Life Insurance Company), collectively referred to as JP Financial.

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

In the first quarter 1999, JP's revenues were derived 67% from Life Insurance Products, 20% from AIP, 8% from Communications and 5% from Corporate and Other, excluding realized gains.


Results of Operations
---------------------
In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatory redeemable preferred stock, except where otherwise indicated.

The following tables illustrate JP's results before and after the inclusion of realized investment gains.

                                                    Three Months Ended
                                                         March 31
                                                    1999         1998
                                                   ------       ------
Consolidated Summary of Income

Operating income                                   $ 98.7       $ 83.9
Realized investment gains, net                       28.5         27.9
                                                    -----        -----
Net income available to
   common stockholders                             $127.2       $111.8
                                                    =====        =====
Consolidated Earnings Per Share

Operating income                                   $  .93       $  .79
Realized investment gains, net                        .27          .26
                                                    -----        -----
Net income available to
   common stockholders                             $ 1.20       $ 1.05
                                                    -----        -----
Net income available to
common stockholders - assuming dilution            $ 1.19       $ 1.04
                                                    =====        =====

Operating income increased 17.6% over the first quarter of 1998 due to increased profitability in the Life Insurance Products, Communications and Corporate and Other segments. Net realized gains were relatively flat between years. Earnings per share increased 14.3% and earnings per share assuming dilution increased 14.4%. Operating income per share increased 17.7%.


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

A more detailed discussion of operating results by segment follows.

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Life Insurance Products                            $ 65.1       $ 56.8
Annuity and Investment Products                      17.3         17.6
Communications                                        8.0          7.3
Corporate and Other                                   8.3          2.2
                                                    -----        -----
Operating income                                     98.7         83.9
Realized investment gains, net                       28.5         27.9
                                                    -----        -----
Net income available to
  common stockholders                              $127.2       $111.8
                                                    =====        =====

Life Insurance Products

The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions, Group marketing representatives, and a targeted marketing division. Individual life insurance products include traditional life and health products, as well as universal life (UL) and variable universal life
(VUL), together referred to as UL-type products.   Group insurance products
include life and disability products sold through employers, primarily in the Southeastern U.S. It also includes a block of medical policies which are being underwritten by a national managed care company as policy renewal dates arise during 1999, as the Company exits this activity. This will result in invested capital assigned to these medical policies being reinvested in other life insurance products or other reportable segments during 1999 and 2000.


Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Premiums, considerations, and other income          $229.7       $281.1
Net investment income                                188.0        179.8
                                                     -----        -----
Total revenues                                       417.7        460.9

Policy benefits                                      228.9        274.0
Expenses                                              89.5         99.6
                                                     -----        -----
Total benefits and expenses                          318.4        373.6
                                                     -----        -----
Operating income before income taxes                  99.3         87.3
Provision for income taxes                            34.2         30.5
                                                     -----        -----
Operating income                                    $ 65.1       $ 56.8
                                                     =====        =====

Life Insurance operating income increased 14.6% over the first quarter of 1998. Operating results for Individual life insurance products increased 12.7% while Group insurance products improved 39.0% due to aggressive rate increases and expense management. The following table summarizes operating income for each category:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----

Individual                                          $59.4        $52.7
Group                                                 5.7          4.1
                                                    -----        -----
Total Life Insurance Products                       $65.1        $56.8
                                                    =====        =====


The following table summarizes key information for Life Insurance Products:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                 ----------    ---------
Annualized Individual life insurance sales       $     40.5    $    38.5
Annualized Group insurance sales                        5.1          7.5

Individual traditional insurance premium income        50.2         53.3
Individual commissionable premium receipts            320.4        323.4
Group premium income and equivalents                   63.4        142.5

Average UL policyholder fund balances               7,377.1      6,907.9
Average VUL separate account assets                   865.2        651.9

Average face amount insurance in force-
   UL-type policies                               100,245.1     96,122.1

Average assets - Individual products               12,347.4     11,373.8
Average assets - Group products                       415.5        511.1


Life Insurance revenues (excluding realized gains) declined 9.4% over the first quarter of 1998 because of declines in Group accident and health premiums. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 1.4% to $367.5 due to growth in average policyholder funds and separate accounts, which increased 9.0%. On a comparable basis, the first quarter's results were influenced by reinsurance costs. During 1999, one of the Company's subsidiaries converted to annual pay reinsurance coverages and reduced retention limits on certain products due to competitive pricing available in reinsurance markets. Without the influence of such reinsurance premiums, Individual
revenues increased 2.8%.   Individual commissionable premium receipts
(which exclude premium deposits in excess of target or commissionable premiums) declined 0.9% as 1999's receipts included higher premiums in excess of target, especially on VUL sales.

Group revenues declined 49.0% because the medical rate increases implemented resulted in non-renewals by many customers.

Life insurance traditional insurance premium income declined 35.0% from the first quarter of 1998 primarily due to Group medical products. Individual traditional premium income declined 5.8% (2.6% without reinsurance charges discussed above) as recent sales have been more concentrated among UL-type products. Group traditional premium income declined 52.9%. Including equivalent premiums on self-insured health policies, Group premium income was down 55.5%. Policy charges declined 0.8%, but improved 2.1% without reinsurance charges, somewhat lagging the 4.3% increase in average face amount for UL-type products, due to lower expense and surrender charges.

Investment income on invested assets assigned to the Life Insurance segment improved 4.6% following the growth in segment assets. Total portfolio yields improved as a result of higher credit spreads on new investment opportunities. The portfolio yield on Individual traditional assets declined 18 basis points over the first quarter of 1998. Due to effective management of asset/liability risks, the average investment spread (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) on UL products increased 27 basis points to 2.02%. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits declined 16.5% primarily due to Group medical. Traditional policy benefits were 95.0% of premiums in first quarter 1999 compared to 92.1% during first quarter 1998. The deterioration is primarily attributable to increased Individual mortality, as a percentage of premiums, in the first quarter of 1999 versus 1998. The Group health incurred loss ratio improved to 63% versus 78% in the first quarter of the prior year. Policy benefits on UL-type products (annualized) improved to 6.9% of average policyholder funds and separate accounts for first quarter 1999 compared to 7.7% in first quarter 1998. The improvement is due to lower credited rates on policyholder accounts, lower benefit provisions on policy riders and an increase in VUL separate account assets as a percentage of total policy liabilities for UL-type products.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 10.1% due to aggressive expense management. General and administrative expenses on Individual products were 8.7% of commissionable premiums versus 9.1% in the same quarter of the prior year. For Group policies, total expenses were 17.1% of premiums and equivalents versus 14.7% last year. Group expenses declined 48.3%, in response to a 55.5% decline in premiums and equivalents.

Average Life Insurance assets grew 7.4% primarily due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The Life Insurance Products annualized return on average assets was 2.04% for first quarter 1999 compared to 1.91% for first quarter 1998. The improvement in 1999 relates to the profitable growth of UL-type assets and improved profitability of Group health policies.

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                     1999         1998
                                                    ------       ------
Premiums and other considerations                   $  4.1       $  4.2
Net investment income                                103.4        108.6
Other income                                          16.7         15.0
                                                    ------       ------
Total revenues                                       124.2        127.8

Policy benefits                                       72.3         76.0
Expenses                                              25.2         24.7
                                                    ------       ------
Total benefits and expenses                           97.5        100.7
                                                    ------       ------
Operating income before income taxes                  26.7         27.1
Provision for income taxes                             9.4          9.5
                                                    ------       ------
Operating income                                    $ 17.3       $ 17.6
                                                    ======       ======

Operating income decreased 1.7% from the same quarter of last year. The following table summarizes key information for AIP:

                                                      Three Months Ended
                                                           March 31
                                                      1999          1998
                                                    --------      --------
Fixed annuity receipts                              $   92.1      $   96.9
Variable annuity receipts                               27.8          16.2

Average general account policyholder fund balances   5,619.4       5,833.4
Average separate account policyholder fund balances    492.1         341.8

Investment product sales                                 548           360

Average assets                                       6,500.0       6,536.4


Revenues declined 2.8% from the first quarter of 1998, in line with the decline in average policyholder fund balances. Annuity revenues are derived from policy charges, investment income on segment assets and concession income earned on investment product sales by Jefferson Pilot Securities Corporation, a registered broker-dealer, and related entities (collectively referred to as JPSC). The decrease in policyholder fund balances represents the net result of interest credited and new receipts less benefits paid and withdrawals. Fixed annuity receipts declined 5.0% over last year's first quarter as fixed rate products were perceived less favorably than other fixed interest investments, and as potential customers chose variable annuities on the strength of United States equity markets. In total, fixed and variable annuity receipts increased by 6.0% over the first quarter of 1998. Fixed annuity benefits and surrenders as a percentage of beginning fund balances improved to 13.2% for first quarter 1999 compared to 15.0% for first quarter 1998. This moderation reflects a general decline in competitive fixed interest investments; however, annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge grows. Other income, which represents concession income earned by JPSC, increased 11.3% over the same quarter of the prior year.

Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, were 2.10% and 2.11% for first quarters 1999 and 1998. The decline was held to 1 basis point despite a decline in portfolio yields due to effective asset/liability management.

Total annualized insurance expenses as a percentage of average policyholder fund balances including separate accounts were 0.67% for 1999 compared to 0.71% for 1998. Annualized general and administrative expenses as a percentage of average invested assets for fixed annuities improved to 0.23% in 1999 versus 0.25% in 1998. The growth in AIP expenses of 2.0% in 1999 was primarily due to broker/dealer operations, similar to the increase in other income. Broker/dealer expenses increased $0.9 to $14.8, due to increased commission expense.

Average AIP assets decreased 0.6% for the first quarter of 1999 versus the same quarter of the prior year. AIP posted annualized returns on average assets of 1.06% for first quarter 1999 compared to 1.08% for first quarter 1998. Both years included earnings of JPSC which were $1.1 and $0.8 for first quarter 1999 and 1998.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Communications revenues                             $51.7        $48.5
Operating costs and expenses                         32.7         30.8
                                                    -----        -----
Broadcast cash flow                                  19.0         17.7
Depreciation and amortization                         2.9          2.9
Corporate general and administrative expenses         1.2          1.3
Net interest expense (investment income)              1.3          1.5
                                                    -----        -----
Operating revenue before income taxes                13.6         12.0
Provision for income taxes                            5.6          4.7
                                                    -----        -----
Operating income                                    $ 8.0        $ 7.3
                                                    =====        =====

Operating income from the Communications segment increased $0.7 or 9.6% compared to the first quarter of 1998.

The Company's radio broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Combined revenues for Radio and Television grew 0.6% over the first quarter of 1998. Radio experienced strong revenue growth in the first quarter of 1999 and all quarters of 1998, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising during the first quarter of 1998. However, Television was unable to replace the Olympic revenue in the first quarter of 1999 and national sales continue to be sluggish, as they have been for several quarters industry-wide.

First quarter revenues in the Sports division increased $3.0 or 27.5% from the first quarter of 1998. Two-thirds of the increase was the result of improved collegiate basketball sales in 1999 with the remainder attributable to an early first quarter ice skating event followed by the sale of rights to several ice skating and gymnastics events coupled with an agreement not to compete in the production of such events.

Broadcast cash flow grew by 7.3% for the first quarter, as the strong growth of the Radio properties and the improved Sports results were partially offset by TV's decline from the prior year Olympic-influenced results.

Total expenses (operating costs and expenses, depreciation and amortization, and corporate general and administrative expenses) increased
5.1% over 1998.   The majority of the increase is the result of the
relatively high cost of generating the increased Sports revenues. Expenses as a percentage of communication revenues for the first quarter of 1999 and 1998 were 71.2% and 72.2%. The 1999 decline was the result of high margin sales in Radio combined with aggressive cost cutting measures at all divisions.

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

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----

Earnings on investments and other income            $32.6        $22.3
Interest expense on debt and Exchangeable Securities (7.5)        (9.0)
Operating expenses                                   (4.3)        (6.8)
Federal and state income (tax) benefit               (6.4)         2.8
                                                    -----        -----
                                                     14.4          9.3
Dividends on Capital Securities and
    mandatorily redeemable preferred stock           (6.1)        (7.1)
                                                    -----        -----
Operating income                                    $ 8.3        $ 2.2
                                                    =====        =====

The following table summarizes assets assigned to this segment.

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Parent company, passive investment companies and
 Corporate line assets of insurance subsidiaries    $2,145       $1,662
Co-insurance receivables on acquired blocks          1,565        1,926
Net SFAS 115 adjustments                               195          305
Employee benefit plan assets                           344          413
Goodwill arising from insurance acquisitions           190          198
Other                                                  172          200
                                                    ------       ------
Total                                               $4,611       $4,704
                                                    ======       ======

Total assets for the Corporate and Other segment declined 2.0% when compared to first quarter 1998 due to surrenders of 100% co-insured COLI policies. Invested assets assigned to this segment increased $335.0 or 15.9% ($481.5 or 28.9% not including changes in market values of Available for Sale securities) due to accumulation of retained earnings, an increase in reverse repurchase obligations and changes in segment allocations (primarily related to exiting the Group medical business).

Operating income increased $6.1 compared to first quarter 1998. Investment earnings improved due to the accumulation of corporate capital and increased income on equity method investments. A one-time adjustment to an equity method investment resulted in $2.0 additional operating income. Interest expense improved commensurate with a decline in short-term interest rates. Operating expenses may vary with the level of Corporate activities and were down 36.8% from the same quarter of the prior year. Dividends on preferred stock improved due to the retirement of $50 preferred shares early in 1998.


Financial Position, Capital Resources And Liquidity
---------------------------------------------------
JP's resources consist primarily of investments related to its Life Insurance Products and AIP segments, properties and other assets used in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets decreased $54 or 0.2% during the first three months of 1999. Excluding a $365 decrease related to business 100% coinsured to Household International, total assets increased $311. This increase resulted from cash provided from operating activities and increased policyholder contract deposits, partially offset by payment of dividends.

The Life Insurance Products and AIP segments defer the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $877 at March 31, 1999, up 3.9% from December 31, 1998.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $609 at March 31, 1999, an increase of 7.1% since year end. The increase is primarily attributable to changes in unrealized gains on Available for Sale securities underlying purchased insurance blocks.

Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $227 at March 31, 1999 and $229 at December 31, 1998, declining by the amount of amortization for the period. Goodwill as a percentage of stockholders' equity was 7.5% at March 31, 1999 and December 31, 1998.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. No such adjustments were necessary for any of the periods presented herein.

JP had reinsurance receivables of $1,115 and $1,072 at March 31, 1999 and December 31, 1998 and policy loans of $423 and $831 which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Because these blocks are 100% coinsured, declines thereof do not impact JP's operations. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $91 at March 31, 1999 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured. JP and the reinsurer are joint and equal owners of $191 in securities which support the block.

Capital Resources
-----------------

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                                  March 31    December 31
                                                    1999          1998
                                                    ----          ----
Total assets                                       $24,284      $24,338
Total stockholders' equity                           3,031        3,052
Ratio of stockholders' equity to assets              12.5%        12.5%

JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses which would be expected to produce higher returns over time.

The Life Insurance and AIP segments are subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled JP Life, AH Life and JP Financial to attain very strong claims paying ratings.

Debt and Exchangeable Securities

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of BankAmerica common stock. Changes in the carrying value of these securities (which amounted to year to date increases of $32 for ACES and $11 for MEDS) are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity, net of deferred income taxes.

While the Company has made no commitments for additional financing, additional debt may be incurred to finance acquisitions or for other corporate purposes.

Liquidity
---------
Liquidity requirements are met primarily by positive cash flows from the operations of insurance subsidiaries and other consolidated subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements. Primary sources of cash from the insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, and income taxes. Primary sources of cash from the communications operations are revenues from advertising and sports and entertainment production. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

Cash provided by operations was $215 and $154 for the first three months of 1999 and 1998. This increase was attributable to increased net income and increases in accounts payable and liability accruals.

Net cash used in investing activities was $(305) and $(74) for the first three months of 1999 and 1998. The variance in the amounts reflects the purchase of $728 of securities categorized as Available for Sale, partially offset by the sale of $435 of Available for Sale securities.

Net cash provided by financing activities was $100 and $(23) for the first three months of 1999 and 1998. The Company made net short-term borrowings of $34 in 1999 versus net repayments of $(54) in 1998. The increased borrowings in 1999 related primarily to securities sold under repurchase agreements, partially due to expansion of the repurchase program (which is an asset/liability management strategy) to JP Financial. Cash inflows from changes in policyholder contract deposits were $106 and $64 for the first three months of 1999 and 1998. The increase is a result of lower withdrawals of policyholder funds in 1999.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first three months were $73 in 1999 and $51 in 1998. JP Life and AH Life were the primary sources of these dividends in 1999. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. A portion of the remaining dividends planned from life subsidiaries for 1999 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $597 and $538 at March 31, 1999 and December 31, 1998. These securities are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at March 31, 1999 were $11,982.

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

JP held the following carrying amounts of investments:

                                               March 31          December 31
                                                 1999               1998
                                             -------------     --------------
Publicly-issued bonds                        $11,329  60.4%    $ 11,356  59.8%
Privately-placed bonds                         3,144  16.8        3,131  16.4
Commercial mortgage loans                      2,096  11.2        1,969  10.4
Common stock                                     936   5.0          931   4.9
Policy loans                                   1,034   5.5        1,439   7.6
Preferred stock                                   36   0.2           34   0.2
Real estate                                      108   0.6           86   0.4
Cash and other invested assets                    65   0.3           53   0.3
                                             ------- -----      ------- -----
Total                                        $18,748 100.0%     $18,999 100.0%
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

Carrying amounts of investments categorized as "higher risk" assets were:

                                               March 31          December 31
                                                 1999               1998
                                             -------------     --------------
Bonds near or in default                     $    2     - %    $     2     - %
Bonds below investment grade                    618    3.3         659    3.5
Mortgage loans 60 days
 delinquent or in foreclosure                     4    -             3     -
                                             ------  -----      ------  -----
Mortgage loans restructured                       9    0.1          10    0.1
Foreclosed properties                             3    -             3     -
Sub-total, higher risk assets                   636    3.4         677    3.6
All other investments                        18,112   96.6      18,322   96.4
                                             ------  -----      ------  -----
Total cash and investments                  $18,748  100.0%    $18,999  100.0%
                                             ======  =====      ======  =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of March 31, 1999 and December 31, 1998. Termination of these arrangements under then current interest rates would result in a potential gain of $9.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, as of March 31 were:

                                                   March 31     December 31
                                                     1999          1998
                                                    ------        ------
Federal agency issued CMO's                         $2,688        $2,723
Corporate private-labeled CMO's                      1,672         1,705
                                                    ------        ------
Total                                               $4,360        $4,428
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


Year 2000 Issue

Like most if not all companies, JP faces certain risks associated with the coming of the year 2000. The year 2000 issue relates to the way computer systems and programs define calendar dates. By using only two digit dates, they could fail or make miscalculations due to the inability to distinguish between dates in the 1900's and in the 2000's. Also, many systems and equipment that are not typically thought of as "computer-related"(referred to as "non-IT") contain embedded hardware or software that must handle dates and may not properly perform with dates after 1999.

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

The schedule for completion of all phases and categories is September 30, 1999. The Company has completed the assessment and strategy phases for mainframe applications, operating systems and hardware and is executing the remediation and certification phases. The Company's new business and policyholder administration systems and the general ledger are on the mainframe. The Company has determined that approximately 76% of the Company's systems are compliant. The Company does not deem a system to be compliant until the completion of remediation testing and certification to confirm that its performance will not be affected by dates extending after 1999.

All of the Company's significant policyholder systems have been certified as Year 2000 compliant. Two smaller closed blocks of business are currently being administered on non-compliant policyholder systems; conversion of records and administration for one of these blocks to an already certified system, and certification of a vendor software upgrade to the system for the other block will be completed in the 1999 second quarter. Other non-policyholder mainframe systems have either been certified or are on schedule for timely completion. For PC and LAN systems, the Company has completed the strategy phases and is executing the assessment, remediation and certification phases concurrently and intends to complete these phases during the third quarter of 1999.

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

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and managing investment portfolios, processing of the Company's operating bank accounts, and sales/distribution. All of the Company's business partner financial institutions that have responded to the Company's inquiries have indicated they are on schedule for Year 2000 compliance. The Company continues to follow up with business partner financial institutions that have not yet responded. Other partner categories include insurance agents and marketing organizations, and suppliers of communication services, utilities, materials and supplies. The Company has conducted surveys of all its software and hardware vendors, and certification is underway. In addition to financial institutions, other critical business partners have been identified and surveys initiated. Results of these surveys have been analyzed and appropriate testing or other due diligence will be conducted in the second and third quarters of 1999.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since inception of the project, the Company has incurred external costs of $8.4 and internal costs of $8.0. The current estimate, based on actual experience to date, of total project expense is $24.0, with remaining external costs of $4.1 and internal costs of $3.5. Costs are charged to specific business segments and expensed as incurred. Expected total costs are less than earlier estimates due in part to refinements in estimates as more projects near completion. In addition, remediation/certification costs on projects completed to date have been lower than originally estimated.
Total first quarter 1999 costs were $2.4. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue. Portfolio diversification reduces the overall risk. The Company is in compliance with the NAIC Securities Valuation Office's Due Diligence Guidelines for analyzing these risks.

The Company expects to certify that all of its systems are compliant by September 1999. However, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work (not yet encountered), failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

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


Market Risk Exposures
---------------------

With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K.


External Trends And Forward Looking Information
-----------------------------------------------

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1998 Form 10-K.

With respect to accounting pronouncements, see Note 5 on page 9, which is incorporated herein by reference.


Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Issue", "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions and for growth in sales of products through all distribution channels; to business interruption risks if the Company or a critical business partner does not timely complete its Year 2000 compliance project; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.


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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The following information relates to the registrant's Annual Meeting of Shareholders held on May 3, 1999

(b)  Election of Directors

           Class I             Term         Votes For      Withheld
     --------------------     -------       ----------     -------
     Kenneth C. Mlekush       3 years       87,397,043     840,330
     William Porter Payne     3 years       87,290,958     946,415
     David A. Stonecipher     3 years       87,378,224     859,149

(c)  The following matters were voted upon at the meeting:
     (1) A proposal by the registrant's board of directors to approve key amendments to the Long Term Stock Incentive Plan:

          For:                 69,560,866
          Against:              5,503,046
          Abstain:                842,586
          Broker Nonvotes:     12,330,875

     (2) A proposal by the registrant's board of directors to approve the ongoing amended Non-Employee Directors' Stock Option Plan:

          For:                 69,748,873
          Against:              5,187,754
          Abstain:                969,872
          Broker Nonvotes:     12,330,875
          Nonvotes:

     (3) A proposal by the registrant's board of directors to approve the registrant's CEO bonus arrangement:

          For:                 83,514,367
          Against:              3,577,086
          Abstain:              1,145,920


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    (27)  Financiol Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    JEFFERSON-PILOT CORPORATION

    By (Signature)   /s/Dennis R. Glass
    (Name and Title)  Dennis R. Glass, Executive Vice President,
                                       Chief Financial Officer
                                       and Treasurer
    Date     May 14, 1999

    By (Signature)   /s/Reggie D. Adamson
    (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                         (Principal Accounting Officer)
    Date     May 14, 1999