Form 10-Q
period 1999-06-30
JEFFERSON PILOT CORP
filed 1999-08-13
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1999              Commission file number 1-5955



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



                               (336) 691-3691
             (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X       No
                             ------        ------

Number of shares of common stock outstanding at June 30, 1999  105,410,832

                        JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -
[S]
Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - June 30, 1999 and December 31, 1998                       3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months and Six Months ended June 30, 1999 and 1998  4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Six Months ended June 30, 1999 and 1998                   5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10


Part II.   Other Information                                            29


Signatures                                                              29

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                        June 30    December 31
                                                         1999          1998
                                                       --------    -----------
Debt securities available for sale, at fair value
   (amortized cost $11,000 and $10,500)                 $10,979       $10,958
Debt securities held to maturity, at amortized cost
   (fair value $3,275 and $3,699)                         3,282         3,545
Equity securities available for sale, at fair value
   (cost $93 and $94)                                       982           949
Mortgage loans on real estate                             2,198         1,969
Other investments                                           982         1,557
Cash and cash equivalents                                    26            21
                                                        -------       -------
     Total cash and investments                          18,449        18,999

Accrued investment income                                   247           241
Due from reinsurers                                       1,615         1,342
Deferred policy acquisition costs and value
   of business acquired                                   1,620         1,412
Cost in excess of net assets acquired                       226           229
Assets held in separate accounts                          1,930         1,754
Other assets                                                368           361
                                                         ------        ------
     Total assets                                       $24,455       $24,338
                                                         ======        ======

Policy liabilities                                      $17,596       $17,667
Debt:
   Commercial paper and revolving credit borrowings         327           289
   Exchangeable Securities and other debt                   381           327
Securities sold under repurchase agreements                 295           292
Liabilities related to separate accounts                  1,930         1,754
Tax liabilities                                             296           344
Accounts payable, accruals and other liabilities            346           310
                                                         ------        ------
                                                         21,171        20,983
                                                         ------        ------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")           300           300
                                                         ------        ------
Mandatorily redeemable preferred stock                       -              3
                                                         ------        ------
Stockholders' Equity:
Common stock                                                135           133
Retained earnings                                         2,336         2,191
Accumulated other comprehensive income -
   net unrealized gains on securities                       513           728
                                                         ------        ------
                                                          2,984         3,052
                                                         ------        ------
     Total liabilities and stockholders' equity         $24,455       $24,338
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended   Six Months Ended
                                                 June 30             June 30
                                            1999       1998       1999     1998
                                           ------     ------     ------   ------
Revenue:
Premiums and other considerations          $  229     $  265     $  470   $  555
Net investment income                         315        301        631      602
Realized investment gains                      27         18         71       61
Communications sales                           46         48         97       95
Other                                          22         18         40       34
                                            -----      -----      -----    -----
   Total revenue                              639        650      1,309    1,347
                                            -----      -----      -----    -----
Benefits and Expenses:
Insurance and annuity benefits                303        331        609      686
Insurance commissions                          82         78        151      149
General, administrative and other expenses     40         50         98      115
Communications operations                      27         29         60       60
                                            -----      -----      -----    -----
   Total benefits and expenses                452        488        918    1,010
                                            -----      -----      -----    -----
Income before income taxes                    187        162        391      337
Provision for income taxes                     63         54        134      111
                                            -----      -----      -----    -----
Net income                                    124        108        257      226
Dividends on Capital Securities
   and preferred stock                          6          6         12       13
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $  118     $  102     $  245   $  213
                                            =====      =====      =====    =====
Comprehensive income                       $   28     $  145     $   42   $  299
                                            =====      =====      =====    =====

Average number of shares outstanding        105.8      106.3      105.9    106.3
                                            =====      =====      =====    =====
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 0.94     $ 0.85     $ 1.87   $ 1.64
Realized investment gains, net of income
   taxes                                     0.17       0.10       0.44     0.37
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $ 1.11     $ 0.95     $ 2.31   $ 2.01
                                            =====      =====      =====    =====
Net income available to common
   stockholders - assuming dilution        $ 1.10     $ 0.94     $ 2.29   $ 1.99
                                            =====      =====      =====    =====
Dividends declared per common share        $0.330     $0.295     $0.660   $0.590
                                            =====      =====      =====    =====

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                    Six Months Ended
                                                         June 30
                                                    1999         1998
                                                   ------       ------
Net cash provided by operations                     $ 285        $ 179
                                                     ----         ----
Cash Flows from Investing Activities:
Investments purchased, net                           (401)        (259)
Other investing activities                            (30)          (3)
                                                     ----         ----
Net cash used in investing activities                (431)        (262)
                                                     ----         ----
Cash Flows from Financing Activities:
Policyholder contract deposits, net                   874          813
Policyholder contract withdrawals, net               (654)        (764)
Net short-term borrowings                              40          201
Repurchase of common shares, net                      (31)         (14)
Cash dividends paid                                   (79)         (74)
Redemption of preferred stock                          (3)         (50)
Other financing activities                              4           -
                                                     ----         ----
Net cash provided by financing activities             151          112
                                                     ----         ----
Increase in cash and cash equivalents                   5           29
Cash and cash equivalents at beginning of period       21            9
                                                     ----         ----
Cash and cash equivalents at end of period          $  26        $  38
                                                     ====         ====
Supplemental Cash Flow Information:
Income taxes paid                                   $  64        $  90
                                                     ====         ====
Interest paid                                       $  22        $  19
                                                     ====         ====

See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON-PILOT CORPORATION

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                         (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The Company has four reportable segments which are defined based on the nature of the products and services offered: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, capital of the life insurance subsidiaries not otherwise allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, federal and state income taxes not otherwise allocated to business segments, and all of the Company's realized gains and losses. Surplus is allocated to the Life Insurance Products and AIP reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life insurance, annuity and investment products have been aggregated in the Life Insurance and AIP reporting segments.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                               June 30    December 31
                                                 1999         1998
                                               -------       ------
Assets
 Life Insurance Products                       $13,223      $12,579
 AIP                                             6,547        6,495
 Communications                                    209          222
 Corporate & other                               4,476        5,042
                                                ------       ------
    Total assets                               $24,455      $24,338
                                                ======       ======

                                            Three Months Ended  Six Months Ended
                                                  June 30            June 30
                                             1999       1998      1999     1998
                                           -------     -------   ------   ------
Revenues
Life Insurance Products                    $   411     $   434  $   829  $   895
AIP                                            130         129      254      257
Communications                                  44          46       95       93
Corporate & other                               27          23       60       41
                                            ------      ------   ------   ------
                                               612         632    1,238    1,286
Realized investment gains, before tax           27          18       71       61
                                            ------      ------   ------   ------
     Total revenues                        $   639     $   650  $ 1,309  $ 1,347
                                            ======      ======   ======   ======

Operating income and reconciliation to net
 income available to common stockholders
Life Insurance Products                    $    68     $    61  $   133  $   118
AIP                                             18          17       35       35
Communications                                   8           8       16       15
Corporate & other                                5           5       14        7
                                            ------      ------   ------   ------
     Total operating income                     99          91      198      175
Realized investment gains, net of tax           19          11       47       38
                                            ------      ------   ------   ------
     Net income available to common
      stockholders                         $   118     $   102  $   245  $   213
                                            ======      ======   ======   ======

3. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                Three Months Ended          Six Months Ended
                                      June 30                    June 30
                                1999           1998         1999         1998
                               ------         ------       ------       ------
Numerator:
 Net Income                        $  124       $  108       $  257       $  226
 Dividends on Capital
  Securities and preferred
  stock                                 6            6           12           13
                                    -----        -----        -----        -----
 Numerator for earnings per
  share and earnings per share
  - assuming dilution - Net
  income available to common
  stockholders                     $  118       $  102       $  245       $  213
                                    =====        =====        =====        =====
Denominator:
 Denominator for earnings per
 share - weighted-average
 shares outstanding           105,786,357  106,263,637  105,855,239  106,292,370
Effect of dilutive
 securities:
  Employee stock options        1,055,933      902,440    1,117,425      855,654
                              -----------  -----------  -----------  -----------
 Denominator for earnings per
  share - assuming dilution -
  adjusted weighted-average
  shares outstanding          106,842,290  107,166,077  106,972,664  107,148,024
                              ===========  ===========  ===========  ===========
Earnings per share                 $ 1.11       $ 0.95       $ 2.31       $ 2.01
                                    =====        =====        =====        =====
Earnings per share -
 assuming dilution                 $ 1.10       $ 0.94       $ 2.29       $ 1.99
                                    =====        =====        =====        =====

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

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the

Company's financial position or liquidity, although it could have a a material adverse effect on the results of operations for a specified period.


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

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 to be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000.

                       JEFFERSON-PILOT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of financial condition as of June 30, 1999, changes in financial condition for the six months then ended, and results of operations for the three month and six month periods ended June 30, 1999 as compared to the same periods of 1998. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1998, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.


Company Profile
----------------

The Company has four business segments: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. Within the Life Insurance Products segment, JP offers individual life and group insurance products. Life insurance, accident and health insurance, and annuities are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP
Life), Alexander Hamilton Life Insurance Company of America and its subsidiary First Alexander Hamilton Life Insurance Company (collectively, AH Life), and Jefferson Pilot Financial Insurance Company and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company
(JPLA), collectively referred to as JP Financial.

Communications operations are conducted by Jefferson-Pilot
Communications Company (JPCC) and consist of radio and television broadcasting properties located in strategically selected markets in the Southeastern and Western United States, and sports and entertainment program production.

Corporate and Other contains the activities of the parent company and passive investment affiliates, capital of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities and mandatorily redeemable preferred stock, federal and state income taxes not otherwise allocated to business segments, and all of the Company's realized gains and losses.

For the first half of 1999, JP's revenues excluding realized gains were derived 67% from Life Insurance Products, 20% from AIP, 8% from
Communications and 5% from Corporate and Other.


Results of Operations
---------------------
In the following discussion "operating income" means income from operations before realized investment gains, but after dividends on Capital Securities and mandatorily redeemable preferred stock, except where otherwise indicated.

The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                          Three Months Ended    Six Months Ended
                                               June 30               June 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Consolidated Summary of Income

Operating income                          $ 98.9      $ 90.5    $197.6    $174.4
Realized investment gains, net              18.9        11.0      47.4      38.9
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $117.8      $101.5    $245.0    $213.3
                                           =====       =====     =====     =====
Consolidated Earnings Per Share

Operating income                          $ 0.94      $ 0.85    $ 1.87    $ 1.64
Realized investment gains, net              0.17        0.10      0.44      0.37
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $ 1.11      $ 0.95    $ 2.31    $ 2.01
                                           =====       =====     =====     =====
Net income available to
common stockholders - assuming dilution   $ 1.10      $ 0.94    $ 2.29    $ 1.99
                                           =====       =====     =====     =====

Operating income increased 9.3% over the second quarter of 1998 due to increased profitability in the Life Insurance Products, Annuity and Investment Products, and Communication segments. For the first six months, operating income increased 13.3% over the first half of 1998 due to increased profitability in the Life Insurance Products, Communications and Corporate and Other segments. Net realized gains increased 71.8% over the second quarter of 1998 and increased 21.9% over the first six months of 1998, reflecting some opportunistic sales of Available for Sale debt securities in the second quarter of 1999. Earnings per share increased 16.8% from the second quarter of 1998 and 14.9% from the first six months in 1998. Earnings per share assuming dilution increased 17.0% from the second quarter of 1998 and increased 15.1% from the first six months of 1998. Operating income per share increased 10.6% over the second quarter of 1998 and increased 14.0% over the first six months of 1998.


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

A more detailed discussion of operating results by segment follows.

                                       Three Months Ended       Six Months Ended
                                             June 30                 June 30
                                         1999       1998         1999      1998
                                        ------     ------       ------    ------
Life Insurance Products                 $ 67.8     $ 61.2       $132.9    $118.0
Annuity and Investment Products           17.3       17.2         34.6      34.8
Communications                             7.9        7.3         15.9      14.6
Corporate and Other                        5.9        4.8         14.2       7.0
                                         -----      -----        -----     -----
Operating income                          98.9       90.5        197.6     174.4
Realized investment gains, net            18.9       11.0         47.4      38.9
                                         -----      -----        -----     -----
Net income available to
  common stockholders                   $117.8     $101.5       $245.0    $213.3
                                         =====      =====        =====     =====

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


Operating results were:


                                          Three Months Ended    Six Months Ended
                                                June 30              June 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Premiums, considerations,
 and other income                         $221.3      $256.8    $451.0    $537.9
Net investment income                      190.1       177.7     378.1     357.5
                                           -----       -----     -----     -----
Total revenues                             411.4       434.5     829.1     895.4

Policy benefits                            224.3       251.0     453.2     525.0
Expenses                                    83.6        91.0     173.1     190.6
                                           -----       -----     -----     -----
Total benefits and expenses                307.9       342.0     626.3     715.6
                                           -----       -----     -----     -----
Operating income before income taxes       103.5        92.5     202.8     179.8
Provision for income taxes                  35.7        31.3      69.9      61.8
                                           -----       -----     -----     -----
Operating income                          $ 67.8      $ 61.2    $132.9    $118.0
                                           =====       =====     =====     =====

Life Insurance operating income increased 10.8% over the second quarter of 1998 and increased 12.6% over the first half of 1998. Operating results for Individual life insurance products increased 11.3% over the second quarter of 1998 and increased 12.0% over the first half of 1998, while Group insurance products improved 6.3% over the second quarter of 1998 and 19.2% over the first six months of 1998 due to aggressive rate increases and expense management. The following table summarizes operating income for each category:

                                          Three Months Ended    Six Months Ended
                                                June 30              June 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------

Individual                                $ 61.1      $ 54.9    $120.5    $107.6
Group                                        6.7         6.3      12.4      10.4
                                           -----       -----     -----     -----
Total Life Insurance Products             $ 67.8      $ 61.2    $132.9    $118.0
                                           =====       =====     =====     =====


The following table summarizes key information for Life Insurance Products:

                                          Three Months Ended    Six Months Ended
                                                June 30              June 30
                                           1999      1998        1999      1998
                                          ------    ------      ------    ------
Annualized Individual life
 insurance sales                          $ 49.1    $ 43.3      $ 89.6    $ 81.9
Annualized Group insurance sales             3.8       1.2         8.8       8.7

Individual traditional insurance
 premium income                             47.0      50.7        97.2     104.0
Individual commissionable premium
 receipts                                  324.8     267.7       645.2     591.1
Group premium income and equivalents        57.7     119.2       121.1     261.7

Average UL policyholder fund balances    7,527.9   6,950.8     7,641.5   6,946.2
Average VUL separate account assets        954.1     724.7       909.6     688.3

Average face amount insurance in
 force - UL-type policies              100,857.1  97,411.5   100,564.1  96,701.0

Average assets - Individual products    12,694.7  11,609.6    12,521.1  11,491.7
Average assets - Group products            390.5     491.9       403.0     501.5


Life Insurance revenues (excluding realized gains) declined 5.3% from the second quarter of 1998 and declined 7.4% from the first six months of 1998 primarily because of declines in Group accident and health premiums. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 4.9% over the second quarter of 1998 to $364.4 and increased 3.1% over the first six months of 1998 to $731.8 due to growth in average policyholder funds and separate accounts which increased 10.5% over the second quarter of 1998 and 12.0% over the first half of 1998. Individual commissionable premium receipts (which exclude premium deposits in excess of target or commissionable premiums) increased 21.3% over the second quarter of 1998 and 9.2% over the first half of 1998 as the second quarter of 1999 included the commissionable portion of certain single premium receipts related to several significant bank owned life insurance policies.
Group revenues declined 46.0% from the second quarter of 1998 and declined 47.6% from the first six months of 1998 due to the Company's decision not to renew the block of Group medical policies previously mentioned and because the medical rate increases implemented resulted in non-renewals by many customers.

Life insurance traditional insurance premium income declined 32.7% from the second quarter of 1998 and 33.9% from the first half of 1998 primarily due to Group medical products. Individual traditional premium income declined 7.3% from the second quarter of 1998 and 6.5% from the first six months of 1998 as recent sales have been more concentrated among UL-type products. Group traditional premium income declined 49.6% from the second quarter of 1998 and 51.4% from the first half of 1998. Including equivalent premiums on self-insured health policies, group premiums were down 51.6% from the second quarter of 1998 and 53.7% from the first half of 1998. Policy charges on UL-type products improved 4.6% from the second quarter of 1998 and 1.8% from the first half of 1998.

Investment income on invested assets assigned to the Life Insurance segment increased 7.0% over the second quarter of 1998 and 5.8% over the first half of 1998 following the growth in segment assets. Total portfolio yields improved as a result of higher credit spreads on new investment opportunities. The portfolio yield on Individual traditional assets declined 4 basis points from the first six months of 1998. Due to effective management of asset/liability risks, the average investment spread (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) on UL-type products increased to 1.95%, 21 basis points over the first half of 1998. In addition to being impacted by portfolio yields and crediting rates, investment spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits declined 10.6% from the second quarter of 1998 and 13.7% from the first six months of 1998 primarily due to Group medical. Traditional policy benefits were 89.0% of premiums in the second quarter of 1999 compared to 83.3% in the second quarter of 1998 . Traditional policy benefits were 92.1% of premiums in the first half of 1999 compared to 88.0% during the same period of 1998. The deterioration is primarily attributable to refinements made in the segregation of traditional versus UL-type policy benefits. The Group health incurred loss ratio improved to 54.6% in the second quarter of 1999 versus 71.1% in the second quarter of 1998 and improved to 59.2% for the first half of 1999 versus 74.7% in the first half of 1998 due to the aggressive rate increases and the decision to exit the Group medical block of business. Policy benefits on UL-type products (annualized) improved to 6.8% of average policyholder funds and separate accounts for the first half of 1999 compared to 7.6% in the first half of 1998. The improvement is due to lower credited rates on policyholder accounts, lower benefit provisions on policy riders and an increase in VUL separate account assets as a percentage of total policy liabilities for UL-type products.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 8.1% from the second quarter of 1998 and 9.2% from the first six months of 1998 due to continued aggressive expense management. General and administrative expenses on Individual products were 7.6% of commissionable premiums in the second quarter of 1999 versus 11.3% in 1998. For the first six months, these expenses were 8.1% of commissionable premiums in 1999 as compared to 10.1% in 1998. These declines resulted from significant increases in commissionable premium receipts in 1999 combined with continued expense savings from the integration of acquisitions. For Group policies, total expenses were 14.9% of premiums and equivalents in the second quarter of 1999 versus 16.3% in the second quarter of 1998. For the first six months, total expenses were 16.1% of premiums and equivalents versus 15.4% in the prior year due to severance payments made in the first quarter of 1999 related to the decision to exit Group medical activity coupled with the decline in premiums and equivalents mentioned previously. Group expenses declined 55.4% in the second quarter compared to the second quarter of last year, and declined 51.7% compared to the first six months of 1998.

Average Life Insurance assets grew 8.1% over the second quarter of 1998 and 7.8% over the first half of 1998 primarily due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The Life Insurance Products annualized return on average assets was 2.07% and 2.06% for the second quarter and the first half of 1999 compared to 2.02% and 1.97% for the same periods in 1998. The improvements in 1999 relate to the profitable growth of UL-type assets and improved profitability of Group health policies.

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                        Three Months Ended    Six Months Ended
                                             June 30               June 30
                                         1999       1998       1999      1998
                                        ------     ------     ------    ------
Policy charges, premiums
 and other considerations               $  5.3     $  5.6     $  9.4    $  9.8
Net investment income                    103.4      106.5      206.8     215.1
Other income                              20.6       17.4       37.3      32.4
                                        ------     ------     ------    ------
Total revenues                           129.3      129.5      253.5     257.3

Policy benefits                           76.8       76.5      149.1     152.5
Expenses                                  25.8       26.5       51.0      51.2
                                        ------     ------     ------    ------
Total benefits and expenses              102.6      103.0      200.1     203.7
                                        ------     ------     ------    ------
Operating income before income taxes      26.7       26.5       53.4      53.6
Provision for income taxes                 9.4        9.3       18.8      18.8
                                        ------     ------     ------    ------
Operating income                        $ 17.3     $ 17.2     $ 34.6    $ 34.8
                                        ======     ======     ======    ======

Operating income increased 0.6% over the same quarter of last year and declined 0.6% for the first half of 1999 compared to the same period of last year. The following table summarizes key information for AIP:

                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                         1999       1998       1999      1998
                                       --------   --------   --------  --------
Fixed annuity receipts                 $  131.6   $   96.1   $  223.6  $  193.0
Variable annuity receipts                  33.8       25.6       61.6      41.8

Average general account
   policyholder fund balances           5,600.6    5,770.8    5,615.1   5,789.1
Average separate account
   policyholder fund balances             537.2      386.6      514.6     364.2
Investment product sales                  702.8      458.8    1,251.0     818.5
Average assets                          6,522.1    6,518.4    6,509.1   6,527.4



Revenues declined 0.2% from the second quarter of 1998 and 1.5% from the first six months of 1998 in line with the decline in average policyholder fund balances. Annuity revenues are derived from policy charges, investment income on segment assets and concession income earned on investment product sales by Jefferson Pilot Securities Corporation, a registered broker-dealer, and related entities (collectively referred to as JPSC). The decrease in average policyholder fund balances represents the net result of interest credited and new receipts less benefits paid and withdrawals. Although average policyholder fund balances have declined, policyholder fund balances at June 30 increased 0.4% to $6,156.0 in 1999. Fixed annuity receipts increased 36.9% over last year's second quarter and 15.9% over the first half of 1998, due to significant sales through financial institutions in the second quarter. In total, fixed and variable annuity receipts increased by 35.9% over the second quarter of 1998 and 21.5% over the first six months of 1998. Fixed annuity benefits and surrenders as a percentage of beginning fund balances declined to 15.8% for the second quarter of 1999 compared to 18.8% for the second quarter of 1998, and 14.5% for the first half of 1999, compared to 16.9% for the same period of 1998. The 1998 lapse rates were adversely affected by significant withdrawals in a single block of fixed annuities in JP Financial following the acquisition. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge grows. Other income, which represents concession income earned by JPSC, increased 18.4% over the second quarter of 1998, and 15.1% over the first six months of 1998.

Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, were 2.15% and 2.08% for second quarters 1999 and 1998, and 2.14% and 2.10% for the first six months of 1999 and 1998. The increase represents continued effective asset/liability management.

Total insurance expenses as a percentage of average policyholder fund balances including separate accounts were 0.47% and 0.57% for the second quarter and first half of 1999 compared to 0.67% and 0.69% for the same periods of 1998. General and administrative expenses as a percentage of average invested assets for fixed annuities improved to 0.20% during second quarter 1999 versus 0.24% in 1998, and improved to 0.21% for the first six months of 1999 versus 0.25% in 1998. The decreases in AIP expenses of 2.6% for the second quarter of 1999 compared to the second quarter of 1998 and 0.4% for the first half of 1999 as compared to the first half of 1998 were due to continued aggressive expense management.

Average AIP assets increased 0.1% for the second quarter of 1999 and decreased 0.3% for the first six months of 1999 versus 1998. AIP posted annualized returns on average assets of 1.06% for the second quarter and for the first half of 1999 compared to 1.06% and 1.07% for the same periods of 1998. Results for the first half of 1999 include non recurring charges against operating income of $1.3 million primarily related to a valuation system conversion. Earnings of JPSC included in operating income were $1.3 and $2.4 for the second quarter and the first six months of 1999, and $0.9 and $1.6 for the same periods of 1998.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                            Three Months Ended  Six Months Ended
                                                  June 30            June 30      March 31
                                               1999      1998     1999      1998
                                               ----      ----     ----      ----
Communications revenues                       $45.8     $47.5    $97.5     $96.0
Operating costs and expenses                   27.3      29.4     60.0      60.2
                                               ----      ----     ----      ----
Broadcast cash flow                            18.5      18.1     37.5      35.8
Depreciation and amortization                   3.0       3.0      5.9       5.9
Corporate general and administrative expenses   1.2       1.3      2.4       2.6
Net interest expense (investment income)        1.2       1.4      2.5       2.9
                                               ----      ----     ----      ----
Operating revenue before income taxes          13.1      12.4     26.7      24.4
Provision for income taxes                      5.2       5.1     10.8       9.8
                                               ----      ----     ----      ----
Operating income                              $ 7.9     $ 7.3    $15.9     $14.6
                                               ====      ====     ====      ====

Operating income from the Communications segment increased $0.6 or 8.2% compared to the second quarter of 1998. For the first six months, operating income increased $1.3 or 8.9% compared to 1998.

Combined revenues for Radio and Television grew 1.5% and 1.1% over the second quarter and first half of 1998, respectively. The Company's radio broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Radio experienced strong revenue growth in both quarters of 1999, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising during the first quarter of 1998. However, Television was unable to replace the Olympic revenue in the first quarter of 1999 and political revenue in the second quarter of 1999, and national sales continue to be sluggish in 1999, as they have been for several quarters industry-wide.

Second quarter revenues in the Sports division declined $2.3 or 74.3% from the 1998 quarter and year-to-date revenues in the Sports business increased $0.7 or 4.7%. The year-to-date increase is attributable to several first quarter 1999 special events and improved collegiate basketball sales. The second quarter is traditionally a time of low activity and is not a significant contributor to Sports revenues; however, in 1998, Sports results reflected an ice skating event and a gymnastics event which were not repeated in 1999.

Broadcast cash flow grew by 2.2% and 4.7% for the second quarter and the first six months of 1999 as the strong growth of the Radio properties and the improved Sports results were partially offset by TV's decline from the prior year Olympic- and political-influenced results.

Total expenses (operating costs and expenses, depreciation and amortization, and corporate general and administrative expenses) declined 6.5% and 0.6% for the second quarter and the first six months of 1999, reflecting high margin Radio sales combined with aggressive cost cutting measures throughout the company. On a year-to-date basis, expenses as a percent of Communications revenues decreased to 70.1% for 1999 from 71.6% for 1998, reflecting the shift from Sports programming towards the higher margin Radio and Television broadcast activities.

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


                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                   1999       1998        1999       1998
                                  ------     ------      -------    -------

Earnings on investments and
   other income                    $29.4      $26.5       $62.0     $48.8
Interest expense on debt and
   Exchangeable Securities          (6.9)      (8.4)      (14.4)    (17.4)
Operating expenses                  (6.1)      (5.4)      (10.4)    (12.2)
Federal and state income
   (tax) benefit                    (4.3)      (1.7)      (10.7)      1.1
                                    ----       ----        ----      ----
                                    12.1       11.0        26.5      20.3
Dividends on Capital Securities
   and mandatorily redeemable
   preferred stock                  (6.2)      (6.2)      (12.3)    (13.3)

                                    ----       ----        ----      ----
Operating income                   $ 5.9      $ 4.8       $14.2     $ 7.0
                                    ====       ====        ====      ====

The following table summarizes assets assigned to this segment.


                                                           June 30
                                                         -----------                                                     June 30
                                                       1999         1998
                                                      ------       ------
Parent company, passive investment companies and
 Corporate line assets of insurance subsidiaries      $2,145       $1,938
Co-insurance receivables on acquired blocks            1,469        1,921
Net SFAS 115 adjustments                                  33          361
Employee benefit plan assets                             355          420
Goodwill arising from insurance acquisitions             189          196
Other                                                    285          182
                                                       -----        -----
Total                                                 $4,476       $5,018
                                                       =====        =====

Total assets for the Corporate and Other segment declined 10.8% compared to the second quarter of 1998 primarily due to surrenders of 100% co-insured COLI policies. Invested assets assigned to this segment declined $212.5 due to a decline in changes in market values of Available for Sale securities. Excluding such changes, invested assets increased $284.5 or 14.7% due to an accumulation of retained earnings, an increase in reverse repurchase obligations, and changes in segment allocations (primarily related to exiting the Group medical business).

Operating income increased $1.1 compared to the second quarter of 1998, and increased $7.2 compared to the first six months of 1998. Investment earnings improved due to the accumulation of corporate capital, and increased income on equity method investments during the first quarter of 1999. A one-time adjustment to an equity method investment resulted in $2.0 additional operating income in the first quarter of 1999. Net interest expense declined for both the second quarter and the first six months of 1999 as the Corporate and Other segment realized interest income on increased borrowings from the Company's other business segments. Operating expenses may vary with the level of Corporate activities and increased 13.0% from the second quarter of 1998;
however, expenses for the first six months still showed a decline of
14.8% from 1998.   Federal and state income taxes increased due to the
tax effect of higher operating results plus adjustments to effective tax rates on assets assigned to this segment. Dividends on preferred stock remained flat for the second quarter, but improved for the first six months of 1999 due to the retirement of $50 preferred shares early in 1998.

Financial Position, Capital Resources And Liquidity
---------------------------------------------------

JP's resources consist primarily of investments related to its Life Insurance Products and AIP segments, properties and other assets used in all segments and investments backing corporate capital. The
Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $117 or 0.5% during the first six months of 1999. Excluding a $435 decrease related to business 100% coinsured to Household International, total assets increased $552. This increase resulted from cash provided from operating activities, increased policyholder contract deposits, and lower policyholder contract withdrawals, partially offset by payment of dividends.

The Life Insurance Products and AIP segments defer the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $952 at June 30, 1999, up 12.7% from December 31, 1998. Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $668 at June 30, 1999, an increase of 17.6% since year end. The increase is attributable to changes in unrealized gains on Available for Sale securities underlying purchased insurance blocks. Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $226 at June 30, 1999 and $229 at December 31, 1998, declining by the amount of amortization for the period. Goodwill as a percentage of stockholders' equity was 7.6% at June 30, 1999 and 7.5% at December 31, 1998.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. No such adjustments were necessary for any of the periods presented herein.

JP had reinsurance receivables of $1,245 and $1,072 at June 30, 1999 and December 31, 1998 and policy loans of $224 and $831 which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Because these blocks are 100% coinsured, changes do not impact JP's operations. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $90 at June 30, 1999 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured.
JP and the reinsurer are joint and equal owners of $192 in securities which support the block.

Capital Resources
-----------------

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                                  June 30     December 31
                                                    1999          1998
                                                   -------      -------
Total assets                                       $24,455      $24,338
Total stockholders' equity                           2,984        3,052
Ratio of stockholders' equity to assets              12.2%        12.5%

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

Debt and Exchangeable Securities
--------------------------------

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of BankAmerica common stock. Changes in the carrying value of these securities (which amounted to year to date increases in 1999 of $40 for ACES and $14 for MEDS) are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity, net of deferred income taxes. The ACES which had a June 30, 1999 value of $222 are due January 21, 2000, and may be redeemed thirty days prior to this date at the Company's option. The ACES are mandatorily exchangeable into shares of BankAmerica Corporation common stock or, in whole or part, cash, also at the Company's option. The Company has sufficient sources of liquidity to settle the ACES either through existing resources or by obtaining additional financing.

While the Company has made no commitments for additional financing, additional debt may be incurred to finance acquisitions or for other corporate purposes.


Liquidity
----------

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

Cash provided by operations was $285 and $179 for the first six months of 1999 and 1998. This increase was attributable to increased net income and increases in accounts payable and liability accruals.

Net cash used in investing activities was $(431) and $(262) for the first six months of 1999 and 1998. The variance in the 1999 amounts reflects the purchase of $1,478 of securities categorized as Available for Sale, partially offset by the sale of $1,048 of Available for Sale securities.

Net cash provided by financing activities was $151 and $112 for the first six months of 1999 and 1998. The Company made net short-term borrowings of $40 in 1999 versus net short-term borrowings of $201 in 1998. The net short-term borrowings in 1999 were increased to take advantage of interest rate opportunities. In 1998, the Company expanded its repurchase program (which is an asset/liability management strategy), causing the increase in net borrowings for that year. Cash inflows from changes in policyholder contract deposits were $220 and $49 for the first six months of 1999 and 1998. The increase is a result of lower withdrawals of policyholder funds in 1999 combined with increased policyholder contract deposits as sales are focusing more on UL-type products.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first six months were $133 in 1999 and $106 in 1998. JP Life and AH Life were the primary sources of these dividends. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. A major portion of the remaining dividends planned from life subsidiaries for 1999 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $621 and $538 at June 30, 1999 and December 31, 1998. These securities, which include the $379 (at June 30, 1999) of BankAmerica Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at June 30, 1999 were $11,961.

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

JP held the following carrying amounts of investments:

                                               June 30          December 31
                                                 1999               1998
                                             -------------     --------------
Publicly-issued bonds                        $11,046  59.9%    $11,356   59.8%
Privately-placed bonds                         3,201  17.4       3,131   16.4
Commercial mortgage loans                      2,198  11.9       1,969   10.4
Common stock                                     962   5.2         931    4.9
Policy loans                                     845   4.6       1,439    7.6
Preferred stock                                   35   0.2          34    0.2
Real estate                                      117   0.6          86    0.4
Cash and other invested assets                    45   0.2          53    0.3
                                              ------ -----      ------  -----
Total                                        $18,449 100.0%    $18,999  100.0%
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

Carrying amounts of investments categorized as "higher risk" assets were:

                                               June 30          December 31
                                                 1999               1998
                                             -------------     --------------
Bonds near or in default                     $    3     - %    $     2     - %
Bonds below investment grade                    633    3.4         659    3.5
Mortgage loans 60 days
 delinquent or in foreclosure                     -    -             3     -
Mortgage loans restructured                       9    0.1          10    0.1
Foreclosed properties                             1    -             3     -
                                             ------  -----      ------  -----
Sub-total, higher risk assets                   646    3.5         677    3.6
All other investments                        17,803   96.5      18,322   96.4
                                             ------  -----      ------  -----
Total cash and investments                  $18,449  100.0%    $18,999  100.0%
                                             ======  =====      ======  =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of June 30, 1999 and December 31, 1998. Termination of these arrangements under then current interest rates would result in a potential gain of $3.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:

                                                   June 30     December 31
                                                     1999          1998
                                                    ------        ------
Federal agency issued CMO's                         $2,593        $2,723
Corporate private-labeled CMO's                      1,675         1,705
                                                     -----         -----
Total                                               $4,268        $4,428
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

The Company began work on the Year 2000 compliance issue in 1995. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; addressing the compliance of key vendors and service providers to the Company (business partners); and business contingency planning.

The project for platforms and non-IT software and equipment has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment; and certification that each is Year 2000 compliant. To certify that all IT systems (internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes regression testing, millennium testing, millennium leap year testing and cross over year testing. Certification testing is performed on each system as soon as remediation is completed.

The schedule for completion of all phases and categories is September 30, 1999. The Company has completed the assessment and strategy phases for mainframe applications, operating systems and hardware and is executing the remediation and certification phases. The Company's new business and policyholder administration systems and the general ledger are on the mainframe. The Company has determined that approximately 90% of the Company's systems were compliant as of June 30, 1999. The Company does not deem a system to be compliant until the completion of remediation, testing and certification to confirm that its performance will not be affected by dates extending after 1999.

All of the Company's significant policyholder systems have been certified as Year 2000 compliant, following completion for two closed blocks of business in the second quarter. Other non-policyholder mainframe systems have either been certified or are on schedule for timely completion. For PC and LAN systems, the Company has certified 85% of the PC and LAN infrastructure, and testing of critical business applications is ongoing with completion expected in September 1999.

For the majority of the Company's non-IT related systems and equipment, the Company has been advised by vendors that the systems and equipment are currently Year 2000 compliant. Written documentation regarding compliance has been or is being obtained. Where feasible, certification testing is being conducted for systems and equipment that are material to operations. Some systems and equipment, such as electrical power supply, are not feasible for the Company to certify. Completion for non-IT systems and equipment is expected in September 1999.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and managing investment portfolios, processing of the Company's operating bank accounts, and sales/distribution. All of the Company's business partner financial institutions that have responded to the Company's inquiries have indicated they are on schedule for Year 2000 compliance. The Company continues to follow up with business partner financial institutions that have not yet responded. Other partner categories include insurance agents and marketing organizations, and suppliers of communication services, utilities, materials and supplies. The Company has conducted surveys of all its software and hardware vendors, and certification is underway. In addition to financial institutions, other critical business partners have been identified and surveys initiated. Results of these surveys are being analyzed and appropriate testing or other due diligence is being conducted through the third quarter of 1999.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

From inception of the project through June 30, 1999, the Company has incurred external costs of $9.8 and internal costs of $9.2. The current estimate, based on actual experience to date, of total project expense is $23.8, with remaining external costs of $2.9 and internal costs of $1.9. Costs are charged to specific business segments and expensed as incurred. Expected total costs are less than earlier estimates due in part to refinements in estimates as more projects near completion. In addition, remediation/certification costs on projects completed to date have been lower than originally estimated. Total second quarter 1999 costs were $2.6. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue. Portfolio diversification reduces the overall risk. The Company is in compliance with the NAIC Securities Valuation Office's Due Diligence Guidelines for analyzing these risks.

The Company expects to certify that all of its systems are compliant by September 30, 1999. However, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work (not yet encountered), failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

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

Although the Company is on schedule to complete certification of all internal systems and non-IT equipment well in advance of January 1, 2000, the Company recognizes the need to plan for unanticipated problems resulting from failure of internal systems or equipment or from failures by the Company's business partners, providers, suppliers or other critical third parties. The Company has begun work on contingency plans for all mission critical and mission essential functions. These plans should be completed in September 1999.


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


Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Issue", "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions and for growth in sales of products through all distribution channels; to business interruption risks if the Company or a critical business partner does not timely complete its Year 2000 compliance project; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations and changes in stock markets; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

The previously reported proposed class action suit, Hallabrin et al vs. Alexander Hamilton Life Insurance Company et al, filed on November 10, 1998 in the Circuit Court for Wayne County, MI, was removed to the U.S. District Court for the Eastern District of Michigan on motion of the defendants. The suit included allegations of a conspiracy among our subsidiary and three unaffiliated insurance companies. The District Judge asked plaintiffs to file amended complaints individually against each insurer and without the conspiracy allegations. On June 25, 1999, a complaint was filed individually against our subsidiary, with essentially the same allegations as in the original suit except that the conspiracy allegations were omitted, and the case is now Mueller et al vs. Alexander Hamilton Life Insurance Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)  Financial Data Schedule

(b)  Reports of Form 8-K

  No reports on Form 8-K were filed during the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                                         Chief Financial
  Officer and Treasurer
  Date     August 13, 1999

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance

  (Principal Accounting Officer)
Date     August 13, 1999