Form 10-Q
period 1999-09-30
JEFFERSON PILOT CORP
filed 1999-11-15
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1999              Commission file number 1-5955



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



                               (336) 691-3691
             (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X       No
                             ------        ------

Number of shares of common stock outstanding at September 30, 1999  104,726,263

                        JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -
[S]
Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - September 30, 1999 and December 31, 1998                       3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months and Nine Months ended September 30, 1999
             and 1998                                                    4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Nine Months ended September 30, 1999 and 1998             5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11


Part II.   Other Information                                            33


Signatures                                                              33

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                    September 30    December 31
                                                         1999          1998
                                                       --------    -----------
Debt securities available for sale, at fair value
   (amortized cost $11,259 and $10,500)                 $11,092       $10,958
Debt securities held to maturity, at amortized cost
   (fair value $3,115 and $3,699)                         3,149         3,545
Equity securities available for sale, at fair value
   (cost $94 and $94)                                       788           949
Mortgage loans on real estate                             2,275         1,969
Other investments                                           959         1,557
Cash and cash equivalents                                    40            21
                                                        -------       -------
     Total cash and investments                          18,303        18,999

Accrued investment income                                   243           241
Due from reinsurers                                       1,456         1,342
Deferred policy acquisition costs and value
   of business acquired                                   1,700         1,412
Cost in excess of net assets acquired                       224           229
Assets held in separate accounts                          1,888         1,754
Other assets                                                345           361
                                                         ------        ------
     Total assets                                       $24,159       $24,338
                                                         ======        ======

Policy liabilities                                      $17,632       $17,667
Debt:
   Commercial paper and revolving credit borrowings         297           289
   Exchangeable Securities and other debt                   297           327
Securities sold under repurchase agreements                 345           292
Liabilities related to separate accounts                  1,888         1,754
Tax liabilities                                             190           344
Accounts payable, accruals and other liabilities            324           310
                                                         ------        ------
                                                         20,973        20,983
                                                         ------        ------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")           300           300
                                                         ------        ------
Mandatorily redeemable preferred stock                       -              3
                                                         ------        ------
Stockholders' Equity:
Common stock                                                137           133
Retained earnings                                         2,368         2,191
Accumulated other comprehensive income -
   net unrealized gains on securities                       381           728
                                                         ------        ------
                                                          2,886         3,052
                                                         ------        ------
     Total liabilities and stockholders' equity         $24,159       $24,338
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended   Nine Months Ended
                                             September 30         September 30
                                            1999       1998       1999     1998
                                           ------     ------     ------   ------
Revenue:
Premiums and other considerations          $  223     $  255     $  693   $  809
Net investment income                         317        299        948      901
Realized investment gains                      27         33         98       94
Communications sales                           50         45        147      141
Other                                          19         17         59       52
                                            -----      -----      -----    -----
   Total revenue                              636        649      1,945    1,997
                                            -----      -----      -----    -----
Benefits and Expenses:
Insurance and annuity benefits                310        321        919    1,007
Insurance commissions, net of deferrals        26         19         78       74
General and administrative expenses,
 net of deferrals                              44         54        144      174
Amortization of deferred acquisition costs
 and value of business acquired                44         46        141      135
Communications operations                      28         28         88       88
                                            -----      -----      -----    -----
   Total benefits and expenses                452        468      1,370    1,478
                                            -----      -----      -----    -----
Income before income taxes                    184        181        575      519
Provision for income taxes                     62         66        196      177
                                            -----      -----      -----    -----
Net income                                    122        115        379      342
Dividends on Capital Securities
   and preferred stock                          6          6         18       20
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $  116     $  109     $  361   $  322
                                            =====      =====      =====    =====

Net Income                                 $  122     $  115     $  379   $  342
Other comprehensive income - change in
 net unrealized gains on securities          (132)        13       (347)      86
                                            -----      -----      -----    -----
Comprehensive income                       $  (10)    $  128     $   32   $  428

Average number of shares outstanding        105.3      106.1      105.7    106.2
                                            =====      =====      =====    =====
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 0.94     $ 0.85     $ 2.81   $ 2.49
Realized investment gains, net of income
   taxes                                     0.16       0.18       0.61     0.54
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $ 1.10     $ 1.03     $ 3.42   $ 3.03
                                            =====      =====      =====    =====
Net income available to common
   stockholders - assuming dilution        $ 1.09     $ 1.02     $ 3.38   $ 3.01
                                            =====      =====      =====    =====
Dividends declared per common share        $0.330     $0.295     $0.990   $0.890
                                            =====      =====      =====    =====

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                    Nine Months Ended
                                                       September 30
                                                    1999         1998
                                                   ------       ------
Net cash provided by operations                     $ 377        $ 319
                                                     ----         ----
Cash Flows from Investing Activities:
Investments purchased, net                           (585)        (259)
Other investing activities                            (42)         (15)
                                                     ----         ----
Net cash used in investing activities                (627)        (274)
                                                     ----         ----
Cash Flows from Financing Activities:
Policyholder contract deposits, net                 1,433        1,151
Policyholder contract withdrawals, net             (1,025)      (1,083)
Net short-term borrowings                              60           92
Repurchase of common shares, net                      (82)         (21)
Cash dividends paid                                  (120)        (112)
Redemption of preferred stock                          (3)         (50)
Other financing activities                              6           -
                                                     ----         ----
Net cash provided by financing activities             269          (23)
                                                     ----         ----
Increase in cash and cash equivalents                  19           22
Cash and cash equivalents at beginning of period       21            9
                                                     ----         ----
Cash and cash equivalents at end of period          $  40        $  31
                                                     ====         ====
Supplemental Cash Flow Information:
Income taxes paid                                   $ 156        $ 113
                                                     ====         ====
Interest paid                                       $  33        $  30
                                                     ====         ====

See Notes to Consolidated Unaudited Condensed Financial Statements

                            JEFFERSON-PILOT CORPORATION

           NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
              (Dollar amounts in millions except per share information)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.


2. Acquisition Summary

On September 20, 1999, the Company entered into an agreement to acquire The Guarantee Life Companies Inc.(Guarantee) through merger with a newly formed wholly owned subsidiary of the Company. The transaction is intended to be a stock election merger, in which shareholders can elect to receive both cash and Company stock, depending on the price of the Company stock at the time of closing. Guarantee's operations, principally Individual life, Annuity products and Employee Benefit products, are conducted nationwide.

The total purchase price is $296 plus the Company will assume outstanding debt of $115, bringing the total acquisition price to $411. The Company intends to finance the transaction through approximately equal amounts of borrowings and proceeds of securities sales[shortly before closing].

Closing is subject to the approval of Guarantee Life shareholders at a meeting expected to take place in late December, 1999. All necessary state and other regulatory approvals have been obtained, except for SEC clearance of the merger proxy statement-prospectus to be sent to Guarantee Life shareholders.

3.  Segment Reporting

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

The following table summarizes certain financial information regarding the Company's reportable segments:

                                            September 30    December 31
                                                 1999         1998
                                               -------       ------
Assets
 Life Insurance Products                       $13,383      $12,579
 AIP                                             6,662        6,495
 Communications                                    210          222
 Corporate & other                               3,904        5,042
                                                ------       ------
    Total assets                               $24,159      $24,338
                                                ======       ======

3.  Segment Reporting (continued)
                                            Three Months Ended  Nine Months Ended
                                                September 30       September 30
                                             1999       1998      1999     1998
                                           -------     -------   ------   ------
Revenues
Life Insurance Products                    $   407     $   427  $ 1,236  $ 1,323
AIP                                            125         125      379      382
Communications                                  49          44      144      137
Corporate & other                               28          20       88       61
                                            ------      ------   ------   ------
                                               609         616    1,847    1,903
Realized investment gains, before tax           27          33       98       94
                                            ------      ------   ------   ------
     Total revenues                        $   636     $   649  $ 1,945  $ 1,997
                                            ======      ======   ======   ======

Operating income and reconciliation to net
 income available to common stockholders
Life Insurance Products                    $    62     $    62  $   195  $   180
AIP                                             17          18       52       53
Communications                                   9           6       25       21
Corporate & other                               11           4       25       11
                                            ------      ------   ------   ------
     Total operating income                     99          90      297      265
Realized investment gains, net of tax           17          19       64       57
                                            ------      ------   ------   ------
     Net income available to common
      stockholders                         $   116     $   109  $   361  $   322
                                            ======      ======   ======   ======

4. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                Three Months Ended         Nine Months Ended
                                   September 30                September 30
                                1999           1998         1999         1998
                               ------         ------       ------       ------
Numerator:
 Net Income                        $  122       $  115       $  379       $  342
 Dividends on Capital
  Securities and preferred
  stock                                 6            6           18           20
                                    -----        -----        -----        -----
 Numerator for earnings per
  share and earnings per share
  - assuming dilution - Net
  income available to common
  stockholders                     $  116       $  109       $  361       $  322
                                    =====        =====        =====        =====
Denominator:
 Denominator for earnings per
 share - weighted-average
 shares outstanding           105,337,615  106,060,410  105,680,801  106,214,200
Effect of dilutive
 securities:
  Employee stock options        1,054,597      894,124    1,096,483      868,472
                              -----------  -----------  -----------  -----------
 Denominator for earnings per
  share - assuming dilution -
  adjusted weighted-average
  shares outstanding          106,392,212  106,954,534  106,777,284  107,082,672
                              ===========  ===========  ===========  ===========
Earnings per share                 $ 1.10       $ 1.03       $ 3.42       $ 3.03
                                    =====        =====        =====        =====
Earnings per share -
 assuming dilution                 $ 1.09       $ 1.02       $ 3.38       $ 3.01
                                    =====        =====        =====        =====

    5.  Contingent Liabilities

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

6.  Accounting Pronouncements

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

                            JEFFERSON-PILOT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of September 30, 1999, changes in financial condition for the nine months then ended, and results of operations for the three month and nine month periods ended September 30, 1999 as compared to the same periods of 1998. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1998, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.


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

For the first nine months of 1999, JP's revenues excluding realized gains were derived 67% from Life Insurance Products, 20% from AIP, 8% from Communications and 5% from Corporate and Other.

Acquisition Summary

As reported on September 20, 1999, the Company has agreed to acquire The Guarantee Life Companies Inc. through merger with a newly formed wholly-owned subsidiary of the Company. Based on the Guarantee shares now outstanding, at $32.00 per share, the total purchase price would be
$296.   Guarantee Life also has outstanding debt of $115.  The
transaction is intended to be a stock election merger so Guarantee Life shareholders can elect to receive cash of $32.00 per share, or Jefferson-Pilot Corporation common stock worth $32.00 based on a 10-day average trading price shortly before closing. However, proration may be required because only 50% of the merger consideration may be delivered in stock. Further, the transaction may convert to an all cash merger if that 10-day average price is above $75.00, or below $65.00 at the Company's election or under certain other circumstances. The acquisition will be accounted for using purchase accounting. The acquisition is expected to be slightly accretive to the Company's earnings in 2000. Annual corporate wide expense savings related to the acquisition are expected to reach $30 pretax by 2002.

Integration of the individual life insurance businesses of the Company and Guarantee Life provides opportunities to employ the Company's proven expense management capability to achieve significant economies of operation. Guarantee Life's group operations provide opportunities to strengthen Jefferson-Pilot's group life insurance and group disability insurance businesses through Guarantee Life's national sales force and strong systems capabilities. Additionally, the acquisition provides the Company with an effective platform for worksite marketing of life insurance products including variable products.

The Company intends to make open market purchases of its common stock for possible use in the acquisition. Through November 15, 1999, approximately 1.9 million shares have been repurchased for this purpose.

The Company intends to finance the transaction and stock repurchases through a combination of borrowings, proceeds of securities sales, and the positive net cash flow of the parent company and passive investment affiliates.

Closing is subject to the approval of Guarantee Life shareholders at a meeting now expected to take place in late December 1999. All necessary state and other regulatory approvals have been obtained, except for SEC clearance of the merger proxy statement-prospectus to be sent to Guarantee Life shareholders.

Results of Operations

In the following discussion "operating income" includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes. Management strongly believes that operating income is relevant and useful information. Operating income is the basis used by the Company in assessing the performance of its business segments as well as overall performance. Gains from sale of investments may be realized in the sole discretion of management and are often realized in accordance with tax planning strategies. Realized investment gains therefore do not reflect the Company's ongoing earnings capacity. Operating income as described above may not be comparable to similarly titled measures reported by other companies.


The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                          Three Months Ended   Nine Months Ended
                                             September 30          September 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Consolidated Summary of Income

Operating income (1)                      $ 99.4      $ 90.5    $296.9    $265.0
Realized investment gains, net              16.6        18.5      64.1      57.3
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $116.0      $109.0    $361.0    $322.3
                                           =====       =====     =====     =====
Consolidated Earnings Per Share

Operating income (1)                      $ 0.94      $ 0.85    $ 2.81    $ 2.49
Realized investment gains, net              0.16        0.18      0.61      0.54
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $ 1.10      $ 1.03    $ 3.42    $ 3.03
                                           =====       =====     =====     =====
Net income available to
common stockholders - assuming dilution   $ 1.09      $ 1.02    $ 3.38    $ 3.01
                                           =====       =====     =====     =====

  (1) Operating income includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Net income available to common stockholders increased 6.4% from the third quarter of 1998 and 12.0% from the first nine months of 1998 due to increases in profitability in the Company's core business.
Operating income increased 9.8% over the third quarter of 1998 due to increased profitability in the Life Insurance Products, Communications, and Corporate and Other segments. For the first nine months, operating income increased 12.0% over the first nine months of 1998 due to increased profitability in the same segments. Net realized gains decreased 10.3% from the third quarter of 1998 and increased 11.9% over the first nine months of 1998, reflecting some opportunistic sales of Available for Sale debt securities in the second quarter of 1999. Operating income per share increased 10.6% over the third quarter of 1998 and 12.9% over the first nine months of 1998. Earnings per share increased 6.8% from the third quarter of 1998 and 12.9% from the first nine months in 1998. Earnings per share assuming dilution increased 6.9% from the third quarter of 1998 and increased 12.3% from the first nine months of 1998.

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

A more detailed discussion of operating results by segment follows.

                                       Three Months Ended       Nine Months Ended
                                          September 30             September 30
                                         1999       1998         1999      1998
                                        ------     ------       ------    ------
Life Insurance Products                 $ 62.4     $ 62.1       $195.3    $180.1
Annuity and Investment Products           17.0       17.9         51.5      52.6
Communications                             9.6        6.6         25.5      21.2
Corporate and Other                       10.4        3.9         24.6      11.0
                                         -----      -----        -----     -----
Operating income (1)                      99.4       90.5        296.9     264.9
Realized investment gains, net            16.6       18.5         64.1      57.4
                                         -----      -----        -----     -----
Net income available to
  common stockholders                   $116.0     $109.0       $361.0    $322.3
                                         =====      =====        =====     =====

  (1) Operating income includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Life Insurance Products

The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions, Group marketing representatives, and a targeted marketing division. The individual life insurance product portfolio includes traditional life and health products, as well as universal life
(UL) and variable universal life (VUL), together referred to as UL-type products. In 1998, JP announced its intention to cease offering group medical policies beginning April 1, 1999. These medical policies are being underwritten by a national managed care company as policy renewal dates arise during 1999 on an "as-rated" basis, as the Company exits this activity. This will result in invested capital assigned to these medical policies being reinvested in other life insurance products or other reportable segments during 1999 and 2000.

A full line of other group insurance products including life and disability products are still offered to employers, primarily in the Southeastern U.S.

Operating results were:


                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Premiums, considerations,
 and other income                         $213.8      $249.0    $664.9    $786.9
Net investment income                      193.0       178.1     571.1     535.6
                                           -----       -----     -----     -----
Total revenues                             406.8       427.1   1,236.0   1,322.5

Policy benefits                            228.4       244.8     681.6     769.7
Expenses (1)                                83.2        86.6     256.3     277.2
                                           -----       -----     -----     -----
Total benefits and expenses                311.6       331.4     937.9   1,046.9
                                           -----       -----     -----     -----
Operating income before income taxes        95.2        95.7     298.1     275.6
Provision for income taxes                  32.8        33.6     102.8      95.5
                                           -----       -----     -----     -----
Operating income (2)                      $ 62.4      $ 62.1    $195.3    $180.1
                                           =====       =====     =====     =====

(1) Expenses includes deferrals of deferred acquisition costs and value of business acquired of $48.3 and $52.0 for the three months ended September 30, 1999 and 1998 and $157.4 and $156.9 for the nine months ended September 30, 1999 and 1998, net of amortization of $40.3 and $38.5 for the three months ended September 30, 1999 and 1998 and $125.3 and $116.1 for the nine months ended September 30, 1999 and 1998.
(2) Operating income includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Life Insurance operating income increased 0.5% over the third quarter of 1998 and 8.4% over the nine months of 1998. Operating results for Individual life insurance products increased 2.0% over the third quarter of 1998 and increased 8.6% from the first nine months of 1998. The third quarter results were impacted by a $2.6 after tax charge related to a closed individual disability insurance product line. Group operating income declined 12.3% from the third quarter of 1998 due to the decision to non-renew group medical policies. Operating income for Group improved 7.1% over the first nine months of 1998 due to aggressive rate increases and expense management that took place in the first two quarters of 1999. The following table summarizes operating income for each category:

                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------

Individual                                $ 56.7      $ 55.6    $177.2    $163.2
Group                                        5.7         6.5      18.1      16.9
                                           -----       -----     -----     -----
Total Life Insurance Products             $ 62.4      $ 62.1    $195.3    $180.1
                                           =====       =====     =====     =====


The following table summarizes key information for Life Insurance Products:

                                          Three Months Ended   Nine Months Ended
                                            September 30          September 30
                                           1999      1998        1999      1998
                                          ------    ------      ------    ------
Annualized Individual life
 insurance sales                          $ 38.2    $ 38.0      $127.8    $119.8
Annualized Group insurance sales             2.0       1.7        10.8      10.3

Individual traditional insurance
 premium income                             48.0      54.0       145.2     158.0
Individual commissionable premium
 receipts                                  294.6     303.3       939.8     894.4
Group premium income and equivalents        33.7     101.8       154.8     363.5

Average UL policyholder fund balances    7,830.6   7,081.0     7,713.6   6,976.5
Average VUL separate account assets      1,011.7     709.2       943.7     695.3

Average face amount insurance in
 force - UL-type policies              101,467.3  98,232.5   100,856.2  97,177.3

Average assets - Individual products    12,923.9  11,660.3    12,655.4  11,547.9
Average assets - Group products            379.4     474.4       395.1     492.5

Life Insurance revenues (excluding realized gains) declined 4.8% from the third quarter of 1998 and declined 6.5% from the first nine months of 1998 primarily because of declines in Group medical premiums from the decision not to renew group medical policies in 1999. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues declined 1.9% from the third quarter of 1998 to $371.1 and 2.0% from the first nine months of 1998 to $1,103.0, while average policyholder funds and average separate accounts grew 13.5% over the third quarter of 1998 and 12.8% over the first nine months of 1998. This decline in individual revenues is primarily attributed to the runoff of closed blocks of traditional term business acquired in previous acquisitions and changes in the reinsurance program in JP Financial which, while having no effect on net income, do adversely affect gross revenues by $5 for the nine months of 1999 and positively affect benefits in the same amount. Individual commissionable premium receipts (which exclude premium deposits in excess of target or commissionable premiums) decreased 2.9% from the third quarter of 1998 but increased 5.1% over the first nine months of 1998 as the second quarter of 1999 included the commissionable portion of certain single premium receipts related to several significant bank owned life insurance contracts. Group revenues declined 47.4% from the third quarter of 1998 and 47.5% from the first nine months of 1998 due to the Company's decision not to renew the block of Group medical policies previously mentioned and because the medical rate increases implemented resulted in non-renewals by many customers.

Life insurance traditional insurance premium income declined 31.6% from the third quarter of 1998 and 33.3% from the first nine months of 1998 primarily due to decline in premiums of the previously mentioned Group medical products. Individual traditional premium income declined 11.1% from the third quarter of 1998 and 8.4% from the first nine months of 1998 as recent sales have been more concentrated among UL-type products coupled with the aforementioned runoff of closed blocks acquired in previous acquisitions. Group traditional premium income declined 51.0% from the third quarter of 1998 and 51.3% from the first nine months of 1998. Including equivalent premiums on self-insured health policies, group premiums were down 66.9% from the third quarter of 1998 and 57.4% from the first nine months of 1998. These declines were again attributable to the decision not to renew group medical policies in 1999. Including the previously mentioned changes in the reinsurance program of JP Financial that reduced revenues, policy charges on UL-type products improved 1.1% over the third quarter of 1998 and 1.6% over the first nine months of 1998. Without the influence of such a change, policy charges on UL-type products increased 2.4% for the quarter and 2.8% year to date in 1999.

Investment income on invested assets assigned to the Life Insurance segment increased 8.4% over the third quarter of 1998 and 6.6% over the first nine months of 1998 following the growth in segment assets. Total portfolio yields improved as a result of higher credit spreads on new investment opportunities. The portfolio yield on Individual traditional assets increased 1 basis point from the first nine months of 1998. Due to effective spread management, the average investment spread (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) on UL-type products increased to 1.91%, 13 basis points over the first nine months of 1998. In addition to being impacted by portfolio yields and crediting rates, investment spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits declined 6.7% from the third quarter of 1998 and 11.4% from the first nine months of 1998 primarily due to Group medical. Traditional policy benefits were 83.7% of premiums in the third quarter of 1999 compared to 86.7% in the third quarter of 1998 reflecting a one time charge in closed block individual disability reserves of $2.6 after tax in this quarter. Traditional policy benefits were 92.6% of premiums in the first nine months of 1999 compared to 86.7% during the same period of 1998 again reflecting the same charge to disability reserves. The Group health incurred loss ratio improved to 47.7% in the third quarter of 1999 versus 73.9% in the third quarter of 1998 and improved to 56.9% for the first nine months of 1999 versus 74.5% in the first nine months of 1998 due to the aggressive rate increases and the decision to exit the Group medical block of business. Policy benefits on UL-type products (annualized) improved to 6.9% of average policyholder funds and separate accounts for the first nine months of 1999 compared to 7.7% in the first nine months of 1998. The improvement is due to lower credited rates on policyholder accounts and an increase in VUL separate account assets as a percentage of total policy liabilities for UL-type products.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 3.9% from the third quarter of 1998 and 7.5% from the first nine months of 1998 due to continued aggressive expense management. General and administrative expenses on Individual products were 8.8% of commissionable premiums in the third quarter of 1999 versus 9.5% in 1998. For the first nine months, these expenses were 8.3% of commissionable premiums in 1999 compared to 9.9% in 1998. These declines resulted from increases in commissionable premium receipts in 1999 combined with continued expense savings. For Group policies, total expenses were 20.4% of premiums and equivalents in the third quarter of 1999 versus 13.3% in the third quarter of 1998. For the first nine months, total expenses were 17.0% of premiums and equivalents versus 14.8% in the prior year due to severance payments made in the first quarter of 1999 related to the decision to exit Group medical activity coupled with the decline in premiums and equivalents mentioned previously. Group expenses declined 49.3% in the third quarter compared to the third quarter of last year, and declined 51.1% compared to the first nine months of 1998 as the Company exits Group medical activities.

Average Life Insurance assets grew 9.6% over the third quarter of 1998 and 8.4% over the first nine months of 1998 primarily due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The Life Insurance Products annualized return on average assets was 1.9% and 2.0% for the third quarter and the first nine months of 1999 compared to 2.0% and 2.0% for the same periods in 1998. The relative flatness of the annualized return on average assets indicates that asset growth is fueling continuing profitable operating results. The decrease in the third quarter of 1999 is attributable to the decrease in group operating income.

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                        Three Months Ended    Nine Months Ended
                                          September 30           September 30
                                         1999       1998       1999      1998
                                        ------     ------     ------    ------
Policy charges, premiums
 and other considerations               $  4.2     $  3.8     $ 13.6    $ 13.6
Net investment income                    104.0      104.9      310.9     320.0
Other income                              17.5       15.8       54.8      48.2
                                        ------     ------     ------    ------
Total revenues                           125.7      124.5      379.3     381.8

Policy benefits                           79.1       74.4      228.3     227.0
Expenses (1)                              20.4       22.8       71.4      74.0
                                        ------     ------     ------    ------
Total benefits and expenses               99.5       97.2      299.7     301.0
                                        ------     ------     ------    ------
Operating income before income taxes      26.2       27.3       79.6      80.8
Provision for income taxes                 9.2        9.4       28.1      28.2
                                        ------     ------     ------    ------
Operating income (2)                    $ 17.0     $ 17.9     $ 51.5    $ 52.6
                                        ======     ======     ======    ======

(1) Expenses includes deferrals of deferred acquisition costs and value of business acquired of $20.2 and $11.0 for the three months ended September 30, 1999 and 1998 and $40.2 and $29.1 for the nine months ended September 30, 1999 and 1998, net of amortization of $3.7 and $5.6 for the three months ended September 30, 1999 and 1998 and $15.2 and $19.1 for the nine months ended September 30, 1999 and 1998.
(2) Operating income includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Operating income declined 5.0% from the 1998 third quarter and 2.1% for the first nine months of 1999. The following table summarizes key information for AIP:

                                       Three Months Ended    Nine Months Ended
                                         September 30           September 30
                                         1999       1998       1999      1998
                                       --------   --------   --------  --------
Fixed annuity receipts                 $  280.1   $   92.0   $  503.7  $  285.0
Variable annuity receipts                  25.2       27.6       86.8      69.4

Average general account
   policyholder fund balances           5,614.3    5,652.3    5,631.7   5,730.3
Average separate account
   policyholder fund balances             596.6      441.6      551.6     385.1
Investment product sales                  488.8      416.9    1,739.8   1,235.4
Average assets                          6,604.8    6,503.3    6,541.0   6,519.4


Revenues increased 1.0% from the third quarter of 1998 yet declined 0.7% from the first nine months of 1998 as the increase in policyholder fund balances in the third quarter is not yet fully reflected in the nine month average assets or investment income on those assets. Annuity revenues are derived from policy charges, investment income on segment assets and concession income earned on investment product sales by Jefferson Pilot Securities Corporation, a full service registered broker-dealer, and related entities (collectively referred to as JPSC). The decrease in average general account policyholder fund balances represents the net result of interest credited and new receipts less benefits paid and withdrawals. Although average general account policyholder fund balances have declined for 1999, ending policyholder fund balances at September 30 increased 1.4% to $5,681.9 from $5,604.0 in 1998. Fixed annuity receipts increased 204.5% over last year's third quarter and 76.7% over the first nine months of 1998, due to significant sales increases through independent and career agents and financial institutions in the second and third quarters of 1999. The growth in fixed annuity receipts was generated through new and existing products. The leading products generating these receipts feature lower commissions and offer an enhanced crediting rate that compares favorably to current CD rates. In total, fixed and variable annuity receipts increased by 155.2% over the third quarter of 1998 and 66.6% over the first nine months of 1998.

Total AIP benefits and expenses increased 2.4% from the third quarter of 1998 and dropped 0.4% for the first nine months of 1999 versus the same period in 1998. This increase for the quarter in benefits and expenses reflects a nonrecurring reserve correction partially offset by a related true-up of AIP deferred acquisition costs netting to $1 in the second and third quarters of 1999. Fixed annuity benefits and surrenders as a percentage of beginning fund balances increased to 16.8% for the third quarter of 1999 compared to 15.3% for the third quarter of 1998, and decreased to 15.2% for the first nine months of 1999, compared to 16.2% for the same period of 1998. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge grows. Other income, which primarily represents concession income earned by JPSC, increased 10.8% over the third quarter of 1998 and 13.7% over the first nine months of 1998, due to higher sales of the Company's variable products and others' products such as mutual funds.

Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, were 2.15% and 2.08% for third quarters 1999 and 1998, and 2.14% and 2.09% for the first nine months of 1999 and 1998. The increase represents continued effective management of investment spreads.

Total AIP insurance expenses annualized as a percentage of average policyholder fund balances including separate accounts were 1.3% and 1.5% for the third quarter and first nine months of 1999 compared to 1.5% and 1.6% for the same periods of 1998. General and administrative expenses as a percentage of average invested assets for fixed annuities improved to 0.24% during third quarter 1999 versus 0.25% in 1998, and improved to 0.22% for the first nine months of 1999 versus 0.25% in 1998. The decreases in AIP expenses of 10.5% for the third quarter of 1999 compared to the third quarter of 1998 and 3.5% for the nine months compared to the 1998 nine months were due to continued aggressive expense management and the deferred acquisition costs effect of the one-time reserve correction.

Average AIP assets increased 1.6% for the third quarter of 1999 and 0.3% for the nine months. AIP posted annualized returns on average assets of 1.0% for the third quarter and 1.0% for the first nine months of 1999 compared to 1.1% and 1.1% for the same period of 1998. This decline in annualized returns is attributable to the previously mentioned nonrecurring reserve correction. The combined earnings of JPSC included in operating income were $0.9 and $3.3 for the third quarter and the first nine months of 1999, and $1.1 and $3.0 for the same periods of 1998.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                            Three Months Ended   Nine Months Ended
                                               September 30         September 30      March 31
                                               1999      1998      1999      1998
                                               ----      ----      ----      ----
Communications revenues                       $49.7     $45.3    $147.2     $141.3
Operating costs and expenses                   28.2      28.0      88.2       88.2
                                               ----      ----      ----       ----
Broadcast cash flow                            21.5      17.3      59.0       53.1
Depreciation and amortization                   2.9       2.9       8.8        8.7
Corporate general and administrative expenses   1.4       1.1       3.8        3.8
Net interest expense                            1.3       1.4       3.8        4.4
                                               ----      ----      ----       ----
Operating revenue before income taxes          15.9      11.9      42.6       36.2
Provision for income taxes                      6.3       5.3      17.1       15.0
                                               ----      ----      ----       ----
Operating income (1)                          $ 9.6     $ 6.6     $25.5      $21.2
                                               ====      ====      ====       ====

  (1) Operating income includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Operating income from the Communications segment increased $3.0 or 45.5% compared to the third quarter of 1998. For the first nine months, operating income increased $4.3 or 20.3% compared to 1998.

Combined revenues for Radio and Television grew 7.8% and 3.4% over the third quarter and first nine months of 1998, respectively. The Company's radio broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Radio experienced strong revenue growth in all three quarters of 1999, resulting from programming changes made in 1997 and increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic-related advertising during the first quarter of 1998. However, Television was unable to replace the Olympic revenue in the first quarter of 1999 and political revenue in the second quarter of 1999, and national television sales continue to be sluggish in 1999, as they have been for several quarters industry-wide.

Third quarter revenues in the Sports division increased $1.3 or 39.7% from the 1998 quarter and year-to-date revenues increased $2.0 or 11.4%. The year-to-date increase is attributable to several first quarter 1999 special events and improved collegiate basketball sales. The third quarter results with the current year were positively impacted by a Southeastern Conference football game which was shifted forward from the fourth quarter.

Broadcast cash flow grew by 24.3% and 11.1% for the third quarter and the nine months of 1999 as the strong growth of the Radio properties and the improved Sports results were partially offset by TV's decline from the prior year Olympic and political-influenced results.

Total JPCC expenses (operating costs and expenses, depreciation and amortization, and corporate general and administrative expenses) increased 1.6% for the third quarter and have remained flat for the first nine months of 1999. On a year-to-date basis, expenses as a percent of Communications revenues decreased to 68.4% for 1999 from 71.3% for 1998, reflecting the shift from Sports programming towards the higher margin Radio and Television broadcast activities and strong cost control efforts in all divisions to counteract the softness in television revenues.


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


                                 Three Months Ended       Nine Months Ended
                                    September 30            September 30
                                   1999       1998        1999       1998
                                  ------     ------      -------    -------

Earnings on investments and
   other income                    $28.7      $26.0       $90.7     $74.8
Interest expense on debt and
   Exchangeable Securities          (7.3)      (8.1)      (21.7)    (25.4)
Operating expenses                  (2.2)      (4.6)      (12.5)    (16.8)
Federal and state income
   (tax) benefit                    (2.7)      (3.2)      (13.5)     (2.1)
                                    ----       ----        ----      ----
                                    16.5       10.1        43.0      30.5
Dividends on Capital Securities
   and mandatorily redeemable
   preferred stock                  (6.1)      (6.2)      (18.4)    (19.5)

                                    ----       ----        ----      ----
Operating income (1)               $10.4      $ 3.9       $24.6     $11.0
                                    ====       ====        ====      ====

  (1) Operating income includes all elements of net available to common stockholders except realized gains on sales of investments net of related income taxes.

The following table summarizes assets assigned to this segment.


                                                         September 30
                                                         ------------                                                     June 30
                                                       1999         1998
                                                      ------       ------
Parent company, passive investment companies and
 Corporate line assets of insurance subsidiaries      $1,529       $1,025
Co-insurance receivables on acquired blocks            1,584        2,315
Net SFAS 115 adjustments                                 123          678
Employee benefit plan assets                             332          401
Goodwill arising from insurance acquisitions             187          194
Other                                                    149          185
                                                       -----        -----
Total                                                 $3,904       $4,798
                                                       =====        =====

Total assets for the Corporate and Other segment declined 18.6% compared to the third quarter of 1998 primarily due to surrenders of 100% co-insured COLI policies. Invested assets assigned to this segment decreased $420.8 due to a decline in market values of Available for Sale securities. Excluding such changes, invested assets increased $429.2 or 26.9% due to an accumulation of retained earnings, an increase in reverse repurchase obligations, and changes in segment allocations (primarily related to exiting the Group medical business).


Operating income increased $6.5 compared to the third quarter of 1998, and increased $13.6 compared to the first nine months of 1998. Investment earnings improved due to the accumulation of corporate capital and increased income on equity method investments. A one-time adjustment to an equity method investment resulted in $2.0 additional operating income in the first quarter of 1999. Net interest expense decreased during the third quarter and year-to-date as the level of short-term borrowings, net of loans to subsidiaries, declined. The decline occurred as cash flow in the parent company was used to reduce outstanding short-term borrowings. Operating expenses may vary with the level of Corporate activities. Expenses declined $2.4 or 52.2% during
the third quarter and $4.3 or 25.6% year-to-date.   Federal and state
income taxes increased during the first nine months due to increased operating results as well as increases in effective tax rates on assets assigned to this segment. During the third quarter however, income taxes declined as a result of a true-up of the previous year end tax provision of $1.6 and reductions in effective tax rates on equity method investments. Dividends on preferred stock remained flat for the third quarter, but improved for the first nine months of 1999 due to the retirement of $50 preferred shares early in 1998.

Financial Position, Capital Resources And Liquidity

JP's resources consist primarily of investments related to its Life Insurance Products and AIP segments, properties and other assets used in all segments and investments backing corporate capital. The
Investments section reviews the Company's investment portfolio and key strategies.

Total assets decreased $179 or 0.7% during the first nine months of 1999. Excluding a $651 decrease related to business 100% coinsured to an affiliate of Household International, total assets increased $472. This increase resulted from cash provided from operating activities, increased policyholder contract deposits, and lower policyholder contract withdrawals, partially offset by payment of dividends and declines in market values of Available for Sale securities.

The Life Insurance Products and AIP segments defer the costs of acquiring new business, including commissions, certain costs of underwriting and issuing policies, first year bonus interest and agency office expenses. Deferred acquisition costs were $1,005 at September 30, 1999, up 19.1% from December 31, 1998. Value of business acquired
(VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $695 at September 30, 1999, an increase of 22.3% since year end. The increase is attributable to the decline in unrealized gains on Available for Sale securities underlying purchased insurance blocks. Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $224 at September 30, 1999 and $229 at December 31, 1998, declining by the amount of amortization for the period. Goodwill as a percentage of stockholders' equity was 7.8% at September 30, 1999 and 7.5% at December 31, 1998 resulting primarily from a repurchase of common shares and decline in unrealized gains lowering stockholders' equity.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. No such adjustments were necessary for any of the periods presented herein.

JP had reinsurance receivables of $1,060 and $1,072 at September 30, 1999 and December 31, 1998 and policy loans of $192 and $831 which relate to businesses of AH Life that are 100% coinsured to Household, in connection with the acquisition of AH Life from Household in 1995. Because these blocks are 100% coinsured, changes do not impact JP's operations. Household has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP also had a recoverable of $89 at September 30, 1999 from a single reinsurer related to a block of business of JP Financial that is 50% reinsured.
JP and the reinsurer are joint and equal owners of $192 in securities which support the block.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                                September 30   December 31
                                                    1999          1998
                                                   -------      -------
Total assets                                       $24,159      $24,338
Total stockholders' equity                           2,886        3,052
Ratio of stockholders' equity to assets              11.9%        12.5%

Stockholders' equity declined for the first nine months of 1999 due to the change in the market value of Available for Sale securities and the acquisition of 2.6 million shares of its common stock at an average price of $65 per share. JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses which would be expected to produce higher returns over time.

The Life Insurance and AIP segments are subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled JP Life, AH Life and JP Financial to attain very strong claims paying ratings.

Debt and Exchangeable Securities

The ACES and MEDS are carried at fair value, which fluctuates based on the market value of BankAmerica common stock. Changes in the carrying value of these securities (which amounted to year to date decreases in 1999 of $13 for ACES and $16 for MEDS) are recorded to accumulated other comprehensive income - net unrealized gains on securities in stockholders' equity, net of deferred income taxes. The ACES which had a September 30, 1999 value of $168 are due January 21, 2000, and may be redeemed thirty days prior to this date at the Company's option. The ACES are mandatorily exchangeable into shares of BankAmerica Corporation common stock or, in whole or part, cash, also at the Company's option. The Company has sufficient sources of liquidity to settle the ACES either through existing resources or by obtaining additional financing.

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

Cash provided by operations was $377 and $319 for the first nine months of 1999 and 1998. This increase was attributable to increased net income and increases in accounts payable and liability accruals.

The decline in other investments from December 31, 1998 to September
30, 1999 of $598 was attributable to a decrease in policy loans relating to a block of business of AH Life that is 100% coinsured to Household. Household has reimbursed the Company all cash disbursed as required by the coinsurance agreement and therefore this decline had no effect on liquidity during these nine months.

Net cash used in investing activities was $(627) and $(274) for the first nine months of 1999 and 1998. The variance in the 1999 amounts reflects the purchase of $2,254 of securities categorized as Available for Sale, partially offset by the sale of $1,587 of Available for Sale securities.

Net cash provided by (used in) financing activities was $269 and ($23) for the first nine months of 1999 and 1998. The Company made net short-term borrowings of $60 in 1999 versus net short-term borrowings of $92 in 1998. The net short-term borrowings in 1999 were increased to take advantage of investment opportunities in the Company insurance subsidiaries. In 1998, the Company expanded its repurchase program (which is an asset/liability management strategy), causing the increase in net borrowings for that year. Cash inflows from changes in policyholder contract deposits were $408 and $68 for the first nine months of 1999 and 1998. The increase is a result of higher annuity sales, lower withdrawals of policyholder funds in 1999, and increased policyholder contract deposits as sales are focusing more on UL-type products.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first nine months were $195 in 1999 and $162 in 1998. JP Life and AH Life were the primary sources of these dividends. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. A major portion of the remaining dividends planned from life subsidiaries for 1999 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $484 and $538 at September 30, 1999 and December 31, 1998. These securities, which include the $295 (at September 30, 1999) of BankAmerica Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at September 30, 1999 were $11,880.

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

JP held the following carrying amounts of investments:

                                             September 30        December 31
                                                 1999               1998
                                             -------------     --------------
Publicly-issued bonds                        $10,954  59.9%    $11,356   59.8%
Privately-placed bonds                         3,273  17.9       3,131   16.4
Commercial mortgage loans                      2,275  12.4       1,969   10.4
Common stock                                     767   4.2         931    4.9
Policy loans                                     822   4.5       1,439    7.6
Preferred stock                                   35   0.2          34    0.2
Real estate                                      118   0.6          86    0.4
Cash and other invested assets                    59   0.3          53    0.3
                                              ------ -----      ------  -----
Total                                        $18,303 100.0%    $18,999  100.0%
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

Carrying amounts of investments categorized as "higher risk" assets were:

                                             September 30        December 31
                                                 1999               1998
                                             -------------     --------------
Bonds near or in default                     $    5     - %    $     5     - %
Bonds below investment grade                    668    3.6         659    3.5
Mortgage loans 60 days
 delinquent or in foreclosure                     -    -             3     -
Mortgage loans restructured                       9    0.1          10    0.1
Foreclosed properties                             3    -             3     -
                                             ------  -----      ------  -----
Sub-total, higher risk assets                   685    3.7         680    3.6
All other investments                        17,618   96.3      18,319   96.4
                                             ------  -----      ------  -----
Total cash and investments                  $18,303  100.0%    $18,999  100.0%
                                             ======  =====      ======  =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of September 30, 1999 and December 31, 1998. There have been no terminations of derivative financial instruments in 1999 or 1998. Potential termination of these arrangements as of September 30, 1999 under then current interest rates would result in a potential gain of $2, which would be amortized over the remaining life of the hedged asset or liability.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:

                                               September 30     December 31
                                                     1999          1998
                                                    ------        ------
Federal agency issued CMO's                         $2,358        $2,729
Corporate private-labeled CMO's                      1,813         1,705
                                                     -----         -----
Total                                               $4,171        $4,434
                                                     =====         =====

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. The majority of CMO holdings are sequential and PAC tranches of federal agency issuers. The CMO portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

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

The project for platforms and non-IT software and equipment had four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment; and certification that each is Year 2000 compliant. To certify that all IT systems (internally developed or purchased) were Year 2000 compliant, each system was tested using a standard testing methodology which includes regression testing, millennium testing, millennium leap year testing and cross over year testing. Certification testing was performed on each system as soon as remediation was completed.

All phases of this project are now complete.

All of the Company's policyholder systems and other mainframe systems have been certified as Year 2000 compliant. For PC and LAN systems, the Company has certified all of the PC and LAN infrastructure, and completed certification testing of all critical PC business applications.

For the majority of the Company's non-IT related systems and equipment, the Company has been advised by vendors that the systems and equipment are currently Year 2000 compliant. Written documentation regarding compliance has been obtained. Some systems and equipment, such as electrical power supply, are not feasible for the Company to certify.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and managing investment portfolios, processing of the Company's operating bank accounts, and sales/distribution. All of the Company's business partner financial institutions have responded to the Company's inquiries and have indicated they either are already compliant or are on schedule for Year 2000 compliance. Other partner categories include insurance agents and marketing organizations, and suppliers of communication services, utilities, materials and supplies. The Company has conducted surveys of all its software and hardware vendors, and have certified all
software and hardware that will be running in 2000.   In addition to
financial institutions, other critical business partners have been identified and surveys completed. All have responded with 90% indicating they are already compliant and the remaining 10% on schedule for compliance.

The Company has not had an independent review of its overall Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project. Further, JPLA's readiness was examined by an independent firm at the request of state regulators and JP Life's readiness is now being similarly examined.

From inception of the project through September 30, 1999, the Company has incurred external costs of $10.7 and internal costs of $9.9. The current estimate, based on actual experience to date, of total project expense is $23.0, with remaining external costs of $1.7 and internal costs of $0.7. Estimated remaining costs are for the testing of the previously developed contingency plan in the fourth quarter as well as expected year end costs to monitor and implement contingency plans if
these become necessary.    Costs are charged to specific business
segments and expensed as incurred. Expected total costs are less than earlier estimates due in part to refinements in estimates as more projects near completion. Total third quarter 1999 costs were $ 1.6. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue. Portfolio diversification reduces the overall risk. The Company is in compliance with the NAIC Securities Valuation Office's Due Diligence Guidelines for analyzing these risks.

While the Company has completed certification of all of its internal systems and non-IT equipment, disruptions could still occur. Specific factors that give rise to this uncertainty include a possible loss of technical resources to monitor and to implement any contingency plan as may be needed, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

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

Although the Company has completed certification of all internal systems and non-IT equipment well in advance of January 1, 2000, the Company recognizes the need to plan for unanticipated problems resulting from failure of internal systems or equipment or from failures by the Company's business partners, providers, suppliers or other critical third parties. The Company has completed work on contingency plans for all mission critical and mission essential functions. Testing of contingency plans will continue throughout the fourth quarter.


Market Risk Exposures

With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K. Management believes that the plus or minus 100 basis points utilized in the sensitivity analysis in the 1998 Form 10-K continue to reflect reasonably possible near term changes in interest rates.

External Trends And Forward Looking Information

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1998 Form 10-K.

With respect to accounting pronouncements, see Note 5 on page 9, which is incorporated herein by reference.


Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Year 2000 Issue", "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions and for growth in sales of products through all distribution channels in general or related to acquisitions; to business interruption risks if the Company or a critical business partner experiences a Year 2000 systems or other problems; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations and changes in stock markets; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)  Financial Data Schedule

(b)  Reports of Form 8-K

  A report on Form 8-K was filed on September 20, 1999 to report the agreement to acquire The Guarantee Life Companies Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                                         Chief Financial
  Officer and Treasurer
  Date     November 15, 1999

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance

  (Principal Accounting Officer)
      Date     November 15, 1999