Form 10-K/A
period 1998-12-31
JEFFERSON PILOT CORP
filed 1999-11-24
CIK 53347

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

Item 6. Selected Financial Data.

                           JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                       REVENUE BY SOURCES
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                    	                      (In Millions)
Life insurance                               $  1,737   $  1,698   $  1,370   $  1,051   $    854
Annuities and investment products                 506        499        442        217        102
Communications                                    195        190        189        164        173
Corporate and other                                79         80         77         87         79
                                             --------   --------   --------   --------   --------
Revenues before investment gains                2,517      2,467      2,078      1,519      1,208
Realized investment gains                          93        111         47         49         61
                                             --------   --------   --------   --------   --------
     Total Revenues                          $  2,610   $  2,578   $  2,125   $  1,568   $  1,269
                                             ========   ========   ========   ========   ========

                                     NET INCOME BY SOURCES
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                    	                      (In Millions)
Life insurance                               $    245   $    194   $    150    $   127   $     98
Annuities and investment products                  71         63         55         29         19
Communications                                     32         28         28         23         22
Corporate and other                                12         12         27         42         52
                                             --------   --------   --------   --------   --------
Net income before investment gains                360        297        260        221        191
Realized investment gains, net of taxes            58         73         31         34         39
                                             --------   --------   --------   --------   --------
Net income, continuing operations                 418        370        291        255        230
Discontinued operations                            -          -          -          18          9
                                             --------   --------   --------   --------   --------
  Net Income Available to
   Common Stockholders                       $    418   $    370   $    291   $    273   $    239
                                             ========   ========   ========   ========   ========

                        JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          SUMMARY OF SELECTED FINANCIAL DATA
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                              (In Millions Except Share and Per Share Information)
Total reportable segment results before gain
 from sales of investments:
   Continuing operations                     $    360   $    297   $    260   $    221   $    191
   Discontinued operations                         -          -          -           2          9
                                             --------   --------   --------   --------   --------
Total reportable segment results                  360        297        260        223        200
Gain from sales of investments, net of taxes:
   Continuing operations                           58         73         31         34         39
   Discontinued operations                         -          -          -          16         -
                                             --------   --------   --------   --------   --------
Gain from sales of investments                     58         73         31         50         39
                                             --------   --------   --------   --------   --------
Net income available to common stockholders  $    418   $    370   $    291   $    273   $    239
                                             ========   ========   ========   ========   ========
Income per share of common stock:

Total reportable segment results before gain
 from sales of investments:
   Continuing operations                     $   3.39   $   2.80   $   2.44   $   2.06   $   1.75
   Discontinued operations                         -          -          -        0.02       0.09
                                             --------   --------   --------   --------   --------
Total reportable segment results                 3.39       2.80       2.44       2.08       1.84
Gain from sales of investments, net of taxes:
   Continuing operations                         0.55       0.69       0.29       0.31       0.35
   Discontinued operations                         -          -          -        0.15         -
                                             --------   --------   --------   --------   --------
Gain from sales of investments                   0.55       0.69       0.29       0.46       0.35
                                             --------   --------   --------   --------   --------
Net income available to common stockholders  $   3.94   $   3.49   $   2.73   $   2.54   $   2.19
                                             ========   ========   ========   ========   ========

Income per share of common stock -
 assuming dilution:
   Total reportable segment results          $   3.37   $   2.78   $   2.43   $   2.07   $   1.83
                                             ========   ========   ========   ========   ========
   Net income available to
     common stockholders                     $   3.91   $   3.47   $   2.72    $  2.53   $   2.19
                                             ========   ========   ========   ========   ========

Cash dividends paid on common stock          $    122   $    110   $    100   $     88   $     82
                                             ========   ========   ========   ========   ========

Cash dividends paid per common share:
   First quarter                             $   0.27   $   0.24   $   0.21    $  0.19   $   0.17
   Second quarter                                0.30       0.27       0.24       0.21       0.19
   Third quarter                                 0.30       0.27       0.24       0.21       0.19
   Fourth quarter                                0.30       0.27       0.24       0.21       0.19
                                             --------   --------   --------   --------   --------
        Total                                $   1.16   $   1.04   $   0.93   $   0.83   $   0.75
                                             ========   ========   ========   ========   ========

Average common shares outstanding (thousands) 106,134    106,217    106,611    107,541    109,442
                                             ========   ========   ========   ========   ========

Total assets                                 $ 24,338   $ 23,131   $ 17,562   $ 16,478   $  6,140
                                             ========   ========   ========   ========   ========

Debt, capital securities and mandatorily
 redeemable preferred stock                  $    919   $    969   $    423   $    417   $     29
                                             ========   ========   ========   ========   ========

Stockholders' equity                         $  3,052   $  2,732   $  2,297   $  2,156   $  1,733
                                             ========   ========   ========   ========   ========

Stockholders' equity per share
  of common stock                            $  28.82   $  25.70   $  21.65   $  20.19   $  15.89
                                             ========   ========   ========   ========   ========

      Note:  All share information has been restated to reflect an April 1998 3-for-2 stock split and a December 1995 3-for-2 stock split, each effected in the form of a dividend.
            Cash dividends per share may not add due to rounding related to the splits.

                       Jefferson-Pilot Corporation and Subsidiaries

                               Supplemental Information
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                                                (In Millions)
Life Insurance In Force (Excludes Annuties):
  Traditional                                $ 38,928   $ 42,648   $ 19,734   $ 21,256   $  6,615
  Universal Life                               85,649     84,721     52,392     51,199     13,027
  Variable Universal Life                      14,569     11,099         -          -          -
  Group                                        24,415     24,359     27,224     26,389     25,417
                                             --------   --------   --------   --------   --------
     Total Life Insurance In Force           $163,561   $162,827   $ 99,350   $ 98,844   $ 45,059
                                             ========   ========   ========   ========   ========

Life Premiums on a FAS 60 Basis:
  First Year Life (Note)                     $    575   $    418   $    241   $    119   $     43
  Renewal and Other Life                          934        822        507        331        238
                                             --------   --------   --------   --------   --------
  Life Insurance                                1,509      1,240        748        450        281
  Accident and Health, Including
    Premium Equivalents                           422        612        645        696        706
                                             --------   --------   --------   --------   --------
     Total Life Insurance Premiums           $  1,931   $  1,852   $  1,393   $  1,146   $    987
                                             ========   ========   ========   ========   ========

Life Earnings by Product:
  Individual                                 $    221   $    184   $    128   $     93   $     58
  Group                                            24         10         22         34         40
                                             --------   --------   --------   --------   --------
     Total Life Earnings                     $    245   $    194   $    150   $    127   $     98
                                             ========   ========   ========   ========   ========

Annuity Premiums on a FAS 60 Basis:
  Fixed Annuity                              $    376   $    596   $    557   $    338    $   240
  Variable Annuity (including
   separate accounts)                             142        103         74         42         10
                                             --------   --------   --------   --------   --------
     Total Annuity Premiums                  $    518   $    699   $    631   $    380    $   250
                                             ========   ========   ========   ========   ========

Investment Product Sales                     $  1,816   $  1,110   $     70   $     44   $     71
                                             ========   ========   ========   ========   ========

Communications Broadcast Cash Flow           $     76   $     65   $     58   $     48   $     44
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

Results of Operations

In the following discussion "total reportable segment results" includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes (realized investment gains). Realized gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its busines segments. Management believes that reportable segment results is relevant and useful information. Gains from sale of investments arise in majority from its "available for sale" equity and bond portfolios and may be realized in the sole discretion of management or in accordance with tax planning strategies. Total reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains.

                                                1998     1997     1996
                                               ------   ------   ------
Consolidated Summary of Income
  Total reportable segment results (1)         $360.3   $297.1   $259.8
  Realized investment gains
   (net of applicable income taxes)              58.0     73.4     30.7
                                               ------   ------   ------
  Net income available to common
   stockholders                                $418.3   $370.5   $290.5
                                               ======   ======   ======

Consolidated Earnings Per Share
  Total reportable segment results (1)         $ 3.39   $ 2.80   $ 2.44
  Realized investment gains
   (net of applicable income taxes)              0.55     0.69     0.29
                                               ------   ------   ------
  Net income available to common
   stockholders                                $ 3.94   $ 3.49   $ 2.73
                                               ======   ======   ======
  Net income available to common
   stockholders - assuming dilution            $ 3.91   $ 3.47   $ 2.72
                                               ======   ======   ======

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Net income available to common stockholders increased 12.9% in 1998 and 27.5% in 1997 due to increases in profitability in the Company's core business in both years and the acquisition of JP Financial in 1997. Total reportable segment results increased 21.3% in 1998 and 14.4% in 1997 due primarily to increased profitability in the Life Insurance Products and Annuities and Investment Products segments. 1998's results reflected the acquisition of JP Financial for twelve months, whereas 1997's results only included eight months' operations. Also, due to efforts to improve the economics of group health products, 1998's results benefited from a return to profitability of these coverages. Excluding the earnings impact of JP Financial (less related financing costs) and group medical results, total reportable segment results increased approximately 10% in 1998 and 1997.

Net realized gains in 1998 declined 21.0% in comparison to the 1997 increase of 139.1% as a result of selling investments in 1997 to finance the acquisition of JP Financial. Approximately 60%, 90% and 60% of pre-tax realized gains in 1998, 1997 and 1996 were due to sales of investments in common stocks.

Earnings per share increased 12.9% and 27.8% in 1998 and 1997 due to the increase in net income. Earnings per share - assuming dilution increased 12.7% and 27.6%. Total reportable segment results per share increased 21.1% and 14.8% in 1998 and 1997.


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

A more detailed discussion of operating results by segment follows.

Results by Reportable Segment

                                                1998     1997     1996
                                               ------   ------   ------
Life Insurance Products                        $245.2   $193.7   $149.6
Annuity and Investment Products                  71.1     63.5     55.1
Communications                                   32.3     27.5     28.2
Corporate and Other                              11.7     12.4     26.9
                                               ------   ------   ------
Total reportable segment results (1)            360.3    297.1    259.8
Net realized investment gains                    58.0     73.4     30.7
                                               ------   ------   ------
Net income available to common stockholders    $418.3   $370.5   $290.5
                                               ======   ======   ======

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


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

Individual life insurance products include traditional life and health products, as well as universal life (UL) and variable universal life (VUL), together referred to as UL-type products. The operating cycle for life insurance products is long-term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Rather, revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also includes earnings on assigned capital.

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

Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Premiums and other considerations $1,017.4  $1,080.6  $  910.0  $  756.6  $  641.8
Net investment income                719.2     617.5     459.7     295.3     211.6
                                  --------  --------  --------  --------  --------
Total revenues                     1,736.6   1,698.1   1,369.7   1,051.9     853.4

Policy benefits                      992.8   1,057.1     882.8     676.5     564.0
Expenses                             368.8     345.3     260.7     187.8     139.2
                                  --------  --------  --------  --------  --------
Total benefits and expenses        1,361.6   1,402.4   1,143.5     864.3     703.2
                                  --------  --------  --------  --------  --------
Reportable segment results before
 income taxes                        375.0     295.7     226.2     187.6     150.2
Provision for income taxes           129.8     102.0      76.6      60.5      52.6
                                  --------  --------  --------  --------  --------
Reportable segment results (1)    $  245.2  $  193.7  $  149.6  $  127.1  $   97.6
                                  ========  ========  ========  ========  ========

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Life Insurance recorded increases in reportable segment results of 26.6% in 1998 and 29.5% in 1997. In 1998, individual products contributed a 20.1% increase while group products improved 151.6% due to aggressive rate increases and expense management. In 1997, individual products operating income increased 44.2%, due to acquisitions and internal growth, while group products declined 56.6% in a very competitive marketplace for continuing writers of medical coverages. The following table summarizes reportable segment results for each category:

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

                                                1998      1997      1996
                                               ------    ------    ------
Premiums and other considerations              $156.0    $294.2    $328.0
Net investment income                            12.1      15.9      16.9
Policy benefits                                (106.8)   (254.7)   (269.2)
Expenses                                        (45.8)    (62.2)    (63.2)
                                               ------    ------    ------
Reportable segment results before taxes (1)    $ 15.5    $ (6.8)   $ 12.5
                                               ======    ======    ======

(1) Reportable segment results includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.


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

Policy benefits declined 6.1% in 1998, primarily due to group medical products, and increased 19.7% in 1997, primarily due to the JP Financial acquisition. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues. Policy benefits on UL-type products improved to 8.2% of average policyholder funds in 1998 versus 8.7% in 1997 and 1996. The improvement is due, in approximately equal measure, to favorable mortality and lower credited rates
on policyholder accounts.   Traditional policy benefits improved to 85.0% of
premiums in 1998 versus 89.3% and 90.1% in 1997 and 1996. The improvement is attributable to aggressive rate actions taken to restore the profitability of group medical policies, which also resulted in the decline in premiums and premium equivalents. As a result of these actions, the group medical incurred loss ratio improved to 72% in 1998 versus 87% and 84% in 1997 and 1996.

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


Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Premiums and other considerations $   17.6  $   35.1  $   66.7  $   49.5  $   14.8
Net investment income                425.0     429.3     371.1     168.2      86.9
Other income                          63.0      35.1       4.2       -         -
                                  --------  --------  --------  --------  --------
Total revenues                       505.6     499.5     442.0     217.7     101.7
                                  --------  --------  --------  --------  --------
Policy benefits                      299.0     326.3     317.0     158.2      63.9
Expenses                              96.9      75.2      40.9      15.5       8.4
                                  --------  --------  --------  --------  --------
Total benefits and expenses          395.9     401.5     357.9     173.7      72.3
                                  --------  --------  --------  --------  --------
Reportable segment results before
 income taxes                        109.7      98.0      84.1      44.0      29.4
 Provision for income taxes           38.6      34.5      29.0      14.4      10.3
                                  --------  --------  --------  --------  --------
Reportable segment results (1)    $   71.1  $   63.5  $   55.1  $   29.6  $   19.1
                                  ========  ========  ========  ========  ========

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results increased 12.0% in 1998 and 15.2% in 1997. The following table summarizes key information for AIP:

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

Policy benefits as a percentage of average policyholder fund balances were 5.2%, 5.7% and 5.8% in 1998, 1997 and 1996. These declines as well as the declines in premiums are primarily attributable to a reclassification for 1998 of certain single premium annuity products as interest-sensitive rather than as traditional products. This reclassification had no effect on reportable segment results. During 1997 and 1996, $16 and $54 of premiums associated with such products were reported as revenues, with similar amounts included in policy benefits. Interest credited represented 5.1%, 5.1% and 4.7% of average policyholder fund balances in 1998, 1997 and 1996. Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, remained relatively constant at 2.11%, 2.13% and 2.09% for 1998, 1997 and 1996. This occurred in spite of a decline in portfolio yields to 7.38% in 1998 versus 7.44% in 1997 and 7.43% in 1996, due to effective asset/liability management.

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

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------

Communications sales              $  199.8  $  195.6    $188.9  $  160.7  $  144.4
Operating costs and expenses         124.1     130.6     130.9     112.9     100.1
                                  --------  --------  --------  --------  --------
Broadcast cash flow                   75.7      65.0      58.0      47.8      44.3
                                  --------  --------  --------  --------  --------
Depreciation and amortization         11.5      11.0       9.3       8.8      10.2
Corporate general and
 administrative expenses               5.1       4.1       3.8       3.0       5.3
Net interest expense (income)
 and other income                      5.1       5.1      (0.5)     (3.0)     (7.4)
                                  --------  --------  --------  --------  --------
Reportable segment results before
 income taxes                         54.0      44.8      45.4      39.0      36.2
Provision for income taxes            21.7      17.3      17.2      15.4      14.2
                                  --------  --------  --------  --------  --------
Reportable segment results (1)    $   32.3  $   27.5  $   28.2  $   23.6  $   22.0
                                  ========  ========  ========  ========  ========

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results from the Communications segment increased $4.8 or 17.5% in 1998 compared to a decline of 2.5% in 1997. Results for 1997 and 1996 were positively impacted by tax refunds and related interest income of $0.3 and $2.6. Excluding the impact of these refunds, reportable segment results for 1998 increased 18.8% over 1997. Net interest expense in 1998 and 1997 reflects increased interest expense on debt to finance acquisitions made since June 30, 1996, versus interest income from the tax refund in 1996.

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

                                    1998      1997      1996      1995      1994
                                  --------  --------  --------  --------  --------
Earnings on investments           $   95.1  $   87.1  $   84.0  $   87.2  $   78.7
Interest expense on debt and
 Exchangeable Securities             (33.1)    (26.9)    (24.2)     (7.9)     (1.9)
Operating Expenses                   (23.3)    (18.6)    (19.2)    (17.8)     (6.4)
Federal and state income
 tax expense                          (1.3)     (3.5)    (10.3)    (19.7)    (18.1)
                                  --------  --------  --------  --------  --------
                                      37.4      38.1      30.3      41.8      52.3
Dividends on Capital Securities
 and mandatorily redeemable
 preferred stock                     (25.7)    (25.7)     (3.4)     (0.9)      -
                                  --------  --------  --------  --------  --------
Reportable segment results (1)        11.7      12.4      26.9      40.9      52.3
Realized investment gains, net        58.0      73.4      30.7      33.1      38.9
                                  --------  --------  --------  --------  --------
Reportable segment results,
 including realized gains         $   69.7  $   85.8  $   57.6  $   74.0  $   91.2
                                  ========  ========  ========  ========  ========

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


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

Reportable segment results declined 5.6% in 1998, compared to a decline of 53.9% in 1997 which resulted from the redeployment of capital into the Company's core businesses and the acquisition of JP Financial. The results of this segment may vary from year to year due to expenses associated with strategic activities, income recorded on equity-method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

Earnings on investments increased 9.2% in 1998 compared to 3.7% in 1997 primarily due to growth in investment income on surplus not assigned to the other reportable segments and increased income from equity method investments. Acquisition financing accounts for the increase in interest expense and dividends on Capital Securities and mandatorily redeemable preferred stock for both 1998 and 1997. Operating expenses in 1998 increased by non-recurring expenses of $2.5 related to the recording of surplus furniture and equipment at its net realizable value and $3.0 associated with promoting the new brand name, Jefferson Pilot Financial. Federal and state income tax expense includes the tax benefits of preferred dividends on Capital Securities; such dividends are recorded gross of related tax effects. Realized investment gains were lower in 1998 and 1996 due to higher gains on equity securities in 1997. The higher gains on equity securities in 1997 were partially offset by higher gains on available for sale bonds and real estate in 1998.

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
                               =======    =====        =======    =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $186, $200 and $254 were open as of December 31, 1998, 1997 and 1996. There have been no terminations of derivative financial instruments in 1998, 1997, or 1996. Potential termination of these arrangements as of December 31, 1998 under then current interest rates would result in a potential gain of $13, which would be amortized over the remaining life of the hedged asset or liability. The periodic cash settlements under these arrangements are reflected as an adjustment to investment income.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities available for sale, as of December 31 were:

                                                1998         1997
                                               ------       ------
Federal agency issued CMO's                    $2,729       $2,398
Corporate private-labeled CMO's                 1,705        1,485
                                               ------       ------
Total                                          $4,434       $3,883
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


The Company also considers the timing of cash flows arising from market risk sensitive instruments (other than trading) and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments (other than trading) include debt and equity securities available for sale and held to maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps, and debt and Exchangeable Securities. The following table shows the estimated impact that various hypothetical interest rate scenarios would be expected to have on the Company's earnings for a calendar year, based on the assumptions contained in the Company's model. Mangement believes that its analysis of the effects of 100 basis point increases and decreases utilized in the sensitivity analysis below reflects reasonably possible near term changes in interest rates as of December 31, 1998 and 1997. The change in these estimates as of year end 1998 versus year end 1997 was due primarily to differences in the yield curve and in the sensitivities they introduced to the Company's model.

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

The Company is exposed to equity price risk on its equity securities (other than trading). JP holds common stock with a fair value of $949.
Approximately $500 of such value is represented by investments in a single issuer, BankAmerica. The Company's Exchangeable Securities are exchangeable into shares of BankAmerica common stock. Had the Exchangeable Securities been redeemable as of year end, the redemption value would have been $325 (see Notes 8 and 18). Management believes that a hypothetical 10% decline in the equity market is reasonably possible in the near term. If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 10% from their December 31, 1998 values, the fair value of the Company's common stock and Exchangeable Securities would change as follows:

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
                                                         =======       =======
See Notes to Consolidated Financial Statements


                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31
                                                    --------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
                                                   (Dollar Amounts in Millions
                                                     Except Share Information)
Revenues
 Premiums and other considerations                  $1,049    $1,135    $  994
 Net investment income                               1,202     1,103       893
 Realized investment gains                              93       111        47
 Communications sales                                  198       194       187
 Other                                                  68        35         4
                                                    ------    ------    ------
     Total revenues                                  2,610     2,578     2,125
                                                    ------    ------    ------
Benefits and Expenses
 Insurance and annuity benefits                      1,307     1,399     1,211
 Insurance commissions, net of deferrals                84        54        22
 General and administrative expenses,
   net of deferrals                                    177       181       138
 Insurance taxes, licenses and fees                     52        50        39
 Amortization of policy acquisition costs and
   value of business acquired                          196       172       141
 Communications operations                             124       131       131
                                                    ------    ------    ------
     Total benefits and expenses                     1,940     1,987     1,682
                                                    ------    ------    ------
Income before income taxes                             670       591       443
Income taxes                                           226       195       149
                                                    ------    ------    ------
Net Income                                             444       396       294
Dividends on Capital Securities and
 preferred stock                                        26        26         3
                                                    ------    ------    ------
Net income available to common stockholders         $  418    $  370    $  291
                                                    ======    ======    ======
Net income per share available to
 common stockholders                                $ 3.94    $ 3.49    $ 2.73
                                                    ======    ======    ======
Net income per share available to
 common stockholders - assuming dilution            $ 3.91    $ 3.47    $ 2.72
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

Business Acquisitions: In May 1997, the Company acquired all the outstanding shares of JP Financial from The Chubb Corporation (Seller). JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide through JP Financial and JPLA. JP Financial and its subsidiaries, as of the acquisition date, are collectively referred to as "JP Financial." Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation) is a full service NASD registered broker-dealer. The cost of the acquisition consisted of $775 cash paid by JP to Seller at closing, plus other acquisition costs. In addition, prior to the acquisition, JP Financial paid a $100 special dividend to Seller which was recorded by Seller as a receipt from its subsidiary. The $775 was financed through the liquidation of invested assets, various securities offerings (see Notes 8 and 9) and the issuance of commercial paper. The acquisition, which was effective as of April 30, 1997, was accounted for using the purchase method. As a result, JP Financial's results of operations from May 1, 1997 forward are included in the accompanying financial statements. The purchase price was subject to certain post-closing adjustments, none of which had a material impact on the balance sheet or results of operations. In 1998, the final allocation of purchase price to JP Financial's tangible and identifiable intangible assets and liabilities was completed, based on their fair values. The resulting adjustments were not material. The acquisition resulted in $163 of cost in excess of net assets acquired (i.e. goodwill) and $494 of value of business acquired. Goodwill arising from the acquisition is being amortized over a period of 35 years.

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

Mortgage and Policy Loans: Mortgage loans on real estate are stated at unpaid balances, net of allowances for unrecoverable amounts. An allowance for unrecoverable amounts is provided when the mortgage loan becomes impaired. Mortgage loans are considered impaired when it becomes probable the Company will be unable to collect the total amounts due, including principal and interest, according to contractual terms. The impairment is measured based upon the present value of expected cash flows discounted at the effective interest rate on both a loan by loan basis and by measuring aggregated loans with similar risk characteristics. Interest on mortgage loans is recorded until such time as collection is deemed improbable. Policy loans are stated at their unpaid balances.

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

Deferred Policy Acquisition Costs and Value of Business Acquired: Costs related to obtaining new and renewal business, including commissions, certain costs of underwriting and issuing policies, certain agency office expenses, and first year bonus interest on annuities, all of which vary with and are primarily related to the production of new and renewal business, have been deferred.

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

Note 6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs: Information about deferred policy acquisition costs follows:

                                                       Year ended December 31
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
Beginning balance                                     $742      $669      $543

Deferral:
 Commissions                                           169       162       125
 Other                                                  56        56        36
                                                      ----      ----      ----
                                                       225       218       161
Amortization                                          (113)     (109)     (109)
                                                      ----      ----      ----
Net deferral reflected in expenses                     112       109        52
Addition for KCL assumption                             -          3        40
Adjustment related to unrealized losses (gains) on
 debt securities available for sale                     (4)      (39)       34
Adjustment related to realized losses (gains) on debt
 securities                                             (6)       -         -
                                                      ----      ----      ----
Ending balance                                        $844      $742      $669
                                                      ====      ====      ====

Value of Business Acquired: Information about value of business acquired follows:

                                                     1998      1997      1996
                                                     ----      ----      ----
Beginning balance                                    $622      $265      $292
                                                     ----      ----      ----
Acquisitions                                           -        482        -
                                                     ----      ----      ----
Deferral of commissions and                            37        37         6
 accretion of interest
Amortization                                          (83)      (63)      (32)
                                                     ----      ----      ----
Net amortization reflected in expenses                (46)      (26)      (26)
                                                     ----      ----      ----
Adjustment related to unrealized losses (gains)       (18)      (99)       24
 on debt securities available for sale

Adjustment related to realized losses (gains)
 on debt securities                                    (2)       -         -

Adjustment related to purchase accounting              12        -        (25)
                                                     ----      ----      ----
Ending balance                                       $568      $622      $265
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
                                                 ======    ======    ======

   Total reportable segment results and
    reconciliation to net income available to
    common stockholders
     Life Insurance Products                     $  245    $  194    $  150
     AIP                                             71        63        55
     Communications                                  32        28        28
     Corporate & other                               12        12        27
                                                 ------    ------    ------
          Total reportable segment results          360       297       260
     Realized investment gains, net of tax           58        73        31
                                                 ------    ------    ------
          Net income available to common
            stockholders                         $  418    $  370    $  291
                                                 ======    ======    ======
   Net investment income
     Life Insurance Products                     $  719    $  618    $  460
     AIP                                            425       429       371
     Communications                                  (5)       (5)       -
     Corporate & other                               63        61        62
                                                 ------    ------    ------
          Total net investment income            $1,202    $1,103    $  893
                                                 ======    ======    ======

   Amortization of deferred policy acquisition
   costs and value of business acquired
     Life Insurance Products                     $  168    $  147    $  123
     AIP                                             28        25        18
                                                 ------    ------    ------
     Amortization reflected in total reportable
       segment results                              196       172       141
     Amortization on realized investment gains        8        -         -
                                                 ------    ------    ------
          Amortization of deferred policy
           acquisition costs and value of
           business acquired                     $  204    $  172    $  141
                                                 ======    ======    ======

   Income tax expense
     Life Insurance Products                     $  130    $  102    $   77
     AIP                                             38        34        29
     Communications                                  22        17        17
     Corporate & other                                1         4        10
                                                 ------    ------    ------
     Total operating income tax expense             191       157       133
     Income tax expense on realized
      investment gains                               35        38        16
                                                 ------    ------    ------
          Total income tax expense               $  226    $  195    $  149
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

                                                          Year Ended December 31,
                                                        --------------------------
                                                         1998      1997      1996
                                                        ------    ------    ------
Unrealized holding gains arising during period,
 before taxes                                            $147       $370     $ 11

Income taxes                                              (51)      (129)      (4)
                                                         ----       ----     ----
Unrealized holding gains arising during period,
 net of taxes                                              96        241        7
                                                         ----       ----     ----
Less: reclassification adjustment
 Gains realized in net income                              67        103       51
 Income taxes                                             (24)       (36)     (20)
                                                         ----       ----     ----
Reclassification adjustment for gains realized
 in net income                                             43         67       31
                                                         ----       ----     ----
Other comprehensive income (loss) - net
 unrealized gains                                        $ 53       $174     $(24)
                                                         ====       ====     ====

Note 18.  Disclosures About Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31 are summarized as follows:


                                                   1998              1997
                                            ---------------    --------------
                                            Carrying  Fair     Carrying  Fair
                                              Value   Value     Value    Value
                                            -------  -------   -------  -------
Financial Assets
 Debt securities available for sale         $10,947  $10,947   $10,150  $10,150
 Interest rate swaps available for sale          11       11         5        5
 Debt securities held to maturity             3,545    3,697     3,790    3,891
 Interest rate swaps help to maturity             -        2         -        1
 Equity securities available for sale           949      949       893      893
 Mortgage loans                               1,969    2,124     1,716    1,783
 Policy loans                                 1,439    1,525     1,422    1,465

Financial Liabilities
 Annuity contract liabilities in              4,959    4,785     5,141    4,939
  accumulation phase
 Commercial paper and revolving credit
  borrowings                                    289      289       285      285
 Exchangeable Securities and other debt         327      338       331      341
 Securities sold under repurchase agreements    292      292        95       95
 Capital Securities                             300      333       300      319
 Mandatorily redeemable preferred stock           3        3        53       53


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

                                       JEFFERSON-PILOT CORPORATION
                                       (Registrant)

                 BY (SIGNATURE)        /s/   David A. Stonecipher
                (NAME AND TITLE)       David A. Stonecipher
                                       Chairman, President and Director
                                       (Also signing as Principal
                                       Executive Officer)
                 DATE                  November 23, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)        /s/   Dennis R. Glass
NAME AND TITLE)       Dennis R. Glass
                      Executive Vice President and Treasurer
                      (Principal Financial Officer)
DATE                   November 23, 1999


BY (SIGNATURE)        /s/   Reggie D. Adamson
(NAME AND TITLE)      Reggie D. Adamson
                      Senior Vice President, Finance
                      (Principal Accounting Officer)
DATE                   November 23, 1999


BY (SIGNATURE)        /s/   Edwin B. Borden*
(NAME AND TITLE)      Edwin B. Borden, Director
DATE                  November 23, 1999

BY (SIGNATURE)        /s/   William H. Cunningham*
(NAME AND TITLE)      William H. Cunningham, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   Robert G. Greer*
(NAME AND TITLE)      Robert G. Greer, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   George W. Henderson, III*
(NAME AND TITLE)      George W. Henderson, III
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   E. S. Melvin*
(NAME AND TITLE)      E. S. Melvin, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   Kenneth C. Mlekush*
(NAME AND TITLE)      Kenneth C. Mlekush, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   William P. Payne*
(NAME AND TITLE)      William P. Payne, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   Patrick S. Pittard*
(NAME AND TITLE)      Patrick S. Pittard, Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   Donald S. Russell, Jr.*
(NAME AND TITLE)      Donald S. Russell, Jr., Director
DATE                  November 23, 1999


BY (SIGNATURE)        /s/   Robert H. Spilman*
(NAME AND TITLE)      Robert H. Spilman, Director
DATE                  November 23, 1999


*BY /s/   Robert A. Reed
    Robert A. Reed, Attorney-in-Fact
    November 23, 1999

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

           (vi)  Long Term Stock Incentive Plan, as amended, is
                 incorporated by reference to Form 10-K for 1998.      E-

          (vii)  Non-Employee Directors' Stock Option Plan,
                 as amended, is incorporated by reference to Form
                 10-K for 1998.                                        E-

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

            (x)  Deferred Fee Plan for Non-Employee Directors,
                 as amended, is incorporated by reference to Form
                 10-K for 1998.                                        E-

           (xi)  Executive Change in Control Severance Plan is
                 incorporated by reference to Form 10-K for 1998.      E-

    (21)  Subsidiaries of the Registrant                               E-

    (23)  Consent of Independent Auditors                              E-

    (24)  Power of Attorney Form is incorporated by reference to
          Form 10-K for 1998.                                          E-

    (27)  Financial Data Schedule is incorporated by reference to
          Form 10-K for 1998                                           E-