Form 10-Q/A
period 1999-03-31
JEFFERSON PILOT CORP
filed 1999-11-24
CIK 53347

FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                 Amendment No. 1


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

                        JEFFERSON-PILOT CORPORATION


                                  INDEX

Note: this amended 10-Q/A, Amendment No. 1, is being filed at the request of reviewers at the SEC in connection with a proposed S-4 filing to clarify wording and presentation from the original Form 10-Q previously filed May 14, 1999.

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
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                                   Three Months Ended
                                                        March 31
                                                    1999         1998
                                                   ------       ------
Revenue:
Premiums and other considerations                  $  241       $  289
Net investment income                                 316          301
Realized investment gains                              44           43
Communications sales                                   51           48
Other                                                  18           16
                                                    -----        -----
   Total revenue                                      670          697
                                                    -----        -----
Benefits and Expenses:
Insurance and annuity benefits                        306          355
Insurance commissions, net of deferrals                22           20
General and administrative expenses,
  net of deferrals                                     56           62
Amortization of deferred acquistion costs and
  value of business acquired                           49           53
Communications operations                              33           31
                                                    -----        -----
   Total benefits and expenses                        466          521
                                                    -----        -----
Income before income taxes                            204          176
Provision for income taxes                             71           57
                                                    -----        -----
Net income                                            133          119
Dividends on Capital Securities and preferre            6            7
                                                    -----        -----
Net income available to common stockholders        $  127       $  112
                                                    =====        =====
Comprehensive income                               $   14       $  155
                                                    =====        =====

Average number of shares outstanding                105.9        106.3
                                                    =====        =====
Net Income Per Share of Common Stock:

Net income available to common stockholders
   before realized investment gains, net
   of income taxes                                 $ 0.93       $ 0.79
Realized investment gains, net of income tax         0.27         0.26
                                                    -----        -----
Net income available to common stockholders        $ 1.20       $ 1.05
                                                    =====        =====
Net income available to common stockholders -
   assuming dilution                               $ 1.19       $ 1.04
                                                    =====        =====
Dividends declared per common share                $0.330       $0.295
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


Results of Operations
---------------------
In the following discussion "total reportable segment results" includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes (realized investment gains). Management believes that reportable segment results is relevant and useful information. Reportable segment results is the basis used by the Company in assessing the performance of its business segments as well as overall performance. Gains from sales may be realized in the sole discretion of management and are often realized in accordance with tax planning strategies. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains.

                                                    Three Months Ended
                                                         March 31
                                                    1999         1998
                                                   ------       ------
Consolidated Summary of Income

Total reportable segment results (1)               $ 98.7       $ 83.9
Realized investment gains, net                       28.5         27.9
                                                    -----        -----
Net income available to
   common stockholders                             $127.2       $111.8
                                                    =====        =====
Consolidated Earnings Per Share

Total reportable segment results (1)               $  .93       $  .79
Realized investment gains, net                        .27          .26
                                                    -----        -----
Net income available to
   common stockholders                             $ 1.20       $ 1.05
                                                    -----        -----
Net income available to
common stockholders - assuming dilution            $ 1.19       $ 1.04
                                                    =====        =====

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Net income available to common stockholders increased 13.8% from the first quarter of 1998 due to increases in profitability in the Company's core business. Total reportable segment results increased 17.6% over the first quarter of 1998 due to increased profitability in the Life Insurance Products, Communications and Corporate and Other segments. Net realized gains were relatively flat between years. Earnings per share increased 14.3% and earnings per share assuming dilution increased 14.4%. Operating income per share increased 17.7%.


Results by Business Segment

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

A more detailed discussion of operating results by segment follows.

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Life Insurance Products                            $ 65.1       $ 56.8
Annuity and Investment Products                      17.3         17.6
Communications                                        8.0          7.3
Corporate and Other                                   8.3          2.2
                                                    -----        -----
Total reportable segment results (1)                 98.7         83.9
Realized investment gains, net                       28.5         27.9
                                                    -----        -----
Net income available to
  common stockholders                              $127.2       $111.8
                                                    =====        =====

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Life Insurance Products

The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions, Group marketing representatives, and a targeted marketing division. Individual life insurance products include traditional life and health products, as well as universal life (UL) and variable universal life
(VUL), together referred to as UL-type products.   In 1998, JP announced its
intention to cease offering group medical policies beginning April 1, 1999. These medical policies are being underwritten by a national managed care company as policy renewal dates arise during 1999 on an "as-rated" basis, as the Company exits this activity. This will result in invested capital assigned to these medical policies being reinvested in other life insurance products or other reportable segments during 1999 and 2000. A full line of other group insurance products including life and disability products is still offered to employers, primarily in the Southeastern U.S.


Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Premiums, considerations, and other income          $229.7       $281.1
Net investment income                                188.0        179.8
                                                     -----        -----
Total revenues                                       417.7        460.9

Policy benefits                                      228.9        274.0
Expenses                                              89.5         99.6
                                                     -----        -----
Total benefits and expenses                          318.4        373.6
                                                     -----        -----
Reportable segment results before
income taxes                                          99.3         87.3
Provision for income taxes                            34.2         30.5
                                                     -----        -----
Reportable segment results (1)                      $ 65.1       $ 56.8
                                                     =====        =====

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Life Insurance reportable segment results increased 14.6% over the first quarter of 1998. Operating results for Individual life insurance products increased 12.7% while Group insurance products improved 39.0% due to aggressive rate increases and expense management. The following table summarizes reportable segment results for each category:

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


Life Insurance revenues (excluding realized gains) declined 9.4% over the first quarter of 1998 because of declines in Group medical premiums from the decision to non-renew Group medical policies in 1999. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 1.4% to $367.5 due to growth in average policyholder funds and separate accounts, which increased 9.0%. On a comparable basis, the first quarter's results were influenced by reinsurance costs. During 1999, one of the Company's subsidiaries converted to annual pay reinsurance coverages and reduced retention limits on certain products due to competitive pricing available in reinsurance markets. Without the influence of such reinsurance premiums, Individual revenues increased 2.8%. Individual commissionable premium receipts (which exclude premium deposits in excess of target or commissionable premiums) declined 0.9% as 1999's receipts included higher premiums in excess of target, especially on VUL sales.

Group revenues declined 49.0% because the medical rate increases implemented resulted in non-renewals by many customers.

Life insurance traditional insurance premium income declined 35.0% from the first quarter of 1998 primarily due to the decline in premiums of the previously mentioned Group medical products. Individual traditional premium income declined 5.8% (2.6% without reinsurance charges discussed above) as recent sales have been more concentrated among UL-type products. Group traditional premium income declined 52.9%. Including equivalent premiums on self-insured health policies, Group premium income was down 55.5%. These declines were again attributable to the decision not to renew group medical policies in 1999. Policy charges declined 0.8%, but improved 2.1% without reinsurance charges, somewhat lagging the 4.3% increase in average face amount for UL-type products, due to lower expense and surrender charges.

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

Policy benefits declined 16.5% primarily due to Group medical. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues. Policy benefits on UL-type products (annualized) improved to 6.9% of average policyholder funds and separate accounts for first quarter 1999 compared to 7.7% in first quarter 1998. The improvement is due to lower credited rates on policyholder accounts, lower benefit provisions on policy riders and an increase in VUL separate account assets as a percentage of these policy liabilities. Traditional policy benefits were 95.0% of premiums in first quarter 1999 compared to 92.1% during first quarter 1998. The deterioration is primarily attributable to increased Individual mortality, as a percentage of premiums, in the first quarter of 1999 versus 1998. The Group health incurred loss ratio improved to 63% versus 78% in the first quarter of the prior year due to the aggressive rate increases and the decision to exit group medical activities.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 10.1% due to aggressive expense management. General and administrative expenses on Individual products were 8.7% of commissionable premiums versus 9.1% in the same quarter of the prior year. For Group policies, total expenses were 17.1% of premiums and equivalents versus 14.7% last year. Group expenses declined 48.3%, in response to a 55.5% decline in premiums and equivalents as the Company exits group medical activities.

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

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                     1999         1998
                                                    ------       ------
Premiums and other considerations                   $  4.1       $  4.2
Net investment income                                103.4        108.6
Other income                                          16.7         15.0
                                                    ------       ------
Total revenues                                       124.2        127.8

Policy benefits                                       72.3         76.0
Expenses                                              25.2         24.7
                                                    ------       ------
Total benefits and expenses                           97.5        100.7
                                                    ------       ------
Reportable segment results before income taxes        26.7         27.1
Provision for income taxes                             9.4          9.5
                                                    ------       ------
Reportable segment results (1)                      $ 17.3       $ 17.6
                                                    ======       ======

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results decreased 1.7% from the same quarter of last year. The following table summarizes key information for AIP:

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

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
Communications revenues                             $51.7        $48.5
Operating costs and expenses                         32.7         30.8
                                                    -----        -----
Broadcast cash flow                                  19.0         17.7
Depreciation and amortization                         2.9          2.9
Corporate general and administrative expenses         1.2          1.3
Net interest expense (investment income)              1.3          1.5
                                                    -----        -----
Reportable segment results before income taxes       13.6         12.0
Provision for income taxes                            5.6          4.7
                                                    -----        -----
Reportable segment results (1)                      $ 8.0        $ 7.3
                                                    =====        =====

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results from the Communications segment increased $0.7 or 9.6% compared to the first quarter of 1998.

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

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----

Earnings on investments and other income            $32.6        $22.3
Interest expense on debt and Exchangeable Securities (7.5)        (9.0)
Operating expenses                                   (4.3)        (6.8)
Federal and state income (tax) benefit               (6.4)         2.8
                                                    -----        -----
                                                     14.4          9.3
Dividends on Capital Securities and
    mandatorily redeemable preferred stock           (6.1)        (7.1)
                                                    -----        -----
Reportable segment results (1)                        8.3          2.2
Realized investment gains, net                       28.5         27.9
                                                    -----        -----
Reportable segment results, including realized
 investment gains                                   $36.8        $30.1
                                                    =====        =====

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

Reportable segment results increased $6.1 compared to first quarter 1998. Investment earnings improved due to the accumulation of corporate capital and increased income on equity method investments. A one-time adjustment to an equity method investment resulted in $2.0 additional reportable segment results. Interest expense improved commensurate with a decline in short-term interest rates. Operating expenses may vary with the level of Corporate activities and were down 36.8% from the same quarter of the prior year. Dividends on preferred stock improved due to the retirement of $50 preferred shares early in 1998.


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

The decline in other investments from December 31, 1998 to March 31, 1999 of $381 was primarily attributable to a decrease in policy loans relating to a block of business of AH Life that is 100% coinsured to Household. Household has reimbursed the Company for all cash disbursed as required by the coinsurance agreement and therefore this decline had no effect on liquidity during these three months.

Net cash used in investing activities was $(305) and $(74) for the first three months of 1999 and 1998. The variance in the amounts reflects the purchase of $728 of securities categorized as Available for Sale, partially offset by the sale of $435 of Available for Sale securities.

Net cash provided by financing activities was $100 and $(23) for the first three months of 1999 and 1998. The Company made net short-term borrowings of $34 in 1999 versus net repayments of $(54) in 1998. The increased borrowings in 1999 related primarily to securities sold under repurchase agreements, partially due to expansion of the repurchase program (which is an asset/liability management strategy) to JP Financial. Cash inflows from changes in policyholder contract deposits were $106 and $65 for the first three months of 1999 and 1998. The increase is a result of lower withdrawals of policyholder funds in 1999.

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
                                             ======  =====      ======  =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of March 31, 1999 and December 31, 1998. There have been no terminations of derivative financial instruments in 1999 or 1998. Potential termination of these arrangements as of March 31, 1999 under then current interest rates would result in a potential gain of $9, which would be amortized over the remaining life of the hedged asset or liability.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, as of March 31 were:

                                                   March 31     December 31
                                                     1999          1998
                                                    ------        ------
Federal agency issued CMO's                         $2,688        $2,729
Corporate private-labeled CMO's                      1,672         1,705
                                                    ------        ------
Total                                               $4,360        $4,434
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


Market Risk Exposures
---------------------

With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K. Mangement believes that its analysis of the effects of 100 basis point increases and decreases utilized in the sensitivity analysis in the 1998 Form 10-K continues to reflect reasonably possible near term changes in interest rates. Additionally, management believes that the 10% hypothetical decline in the equity market remains reasonably possible in the near term.


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

    JEFFERSON-PILOT CORPORATION

    By (Signature)   /s/Dennis R. Glass
    (Name and Title)  Dennis R. Glass, Executive Vice President,
                                       Chief Financial Officer
                                       and Treasurer
    Date     November 23, 1999

    By (Signature)   /s/Reggie D. Adamson
    (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                         (Principal Accounting Officer)
    Date     November 23, 1999