Form 10-Q/A
period 1999-06-30
JEFFERSON PILOT CORP
filed 1999-11-24
CIK 53347

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

                        JEFFERSON-PILOT CORPORATION


                                  INDEX

Note: this amended 10-Q/A, Amendment No. 1, is being filed at the request of reviewers at the SEC in connection with a proposed S-4 filing to clarify wording and presentation from the original Form 10-Q previously filed August 13, 1999.


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
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended   Six Months Ended
                                                 June 30             June 30
                                            1999       1998       1999     1998
                                           ------     ------     ------   ------
Revenue:
Premiums and other considerations          $  229     $  265     $  470   $  555
Net investment income                         315        301        631      602
Realized investment gains                      27         18         71       61
Communications sales                           46         48         97       95
Other                                          22         18         40       34
                                            -----      -----      -----    -----
   Total revenue                              639        650      1,309    1,347
                                            -----      -----      -----    -----
Benefits and Expenses:
Insurance and annuity benefits                303        331        609      686
Insurance commissions, net of deferrals        26         24         47       44
General and administrative expenses, net
  of deferrals                                 44         53        100      118
Amortization of deferred acquistion costs
  and value of business acquired               52         51        102      102
Communications operations                      27         29         60       60
                                            -----      -----      -----    -----
   Total benefits and expenses                452        488        918    1,010
                                            -----      -----      -----    -----
Income before income taxes                    187        162        391      337
Provision for income taxes                     63         54        134      111
                                            -----      -----      -----    -----
Net income                                    124        108        257      226
Dividends on Capital Securities
   and preferred stock                          6          6         12       13
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $  118     $  102     $  245   $  213
                                            =====      =====      =====    =====
Comprehensive income                       $   28     $  145     $   42   $  299
                                            =====      =====      =====    =====

Average number of shares outstanding        105.8      106.3      105.9    106.3
                                            =====      =====      =====    =====
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 0.94     $ 0.85     $ 1.87   $ 1.64
Realized investment gains, net of income
   taxes                                     0.17       0.10       0.44     0.37
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $ 1.11     $ 0.95     $ 2.31   $ 2.01
                                            =====      =====      =====    =====
Net income available to common
   stockholders - assuming dilution        $ 1.10     $ 0.94     $ 2.29   $ 1.99
                                            =====      =====      =====    =====
Dividends declared per common share        $0.330     $0.295     $0.660   $0.590
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


Results of Operations
---------------------
In the following discussion "total reportable segment results" includes all elements of net income available to common stockholders except realized gains on sales of investments, net of related income taxes (realized investment gains). Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results is relevant and useful information. Gains from sale of investments arise in majority from its "available for sale" equity and bond portfolios and may be realized in the sole discretion of management or in accordance with tax planning strategies. Total reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                          Three Months Ended    Six Months Ended
                                               June 30               June 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Consolidated Summary of Income

Total reportable segment results (1)      $ 98.9      $ 90.5    $197.6    $174.4
Realized investment gains, net              18.9        11.0      47.4      38.9
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $117.8      $101.5    $245.0    $213.3
                                           =====       =====     =====     =====
Consolidated Earnings Per Share

Total reportable segment results (1)      $ 0.94      $ 0.85    $ 1.87    $ 1.64
Realized investment gains, net              0.17        0.10      0.44      0.37
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $ 1.11      $ 0.95    $ 2.31    $ 2.01
                                           =====       =====     =====     =====
Net income available to
common stockholders - assuming dilution   $ 1.10      $ 0.94    $ 2.29    $ 1.99
                                           =====       =====     =====     =====

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Net income available to common stockholders increased 16.1% from the second quarter of 1998 and 14.9% from the first six months of 1998 due to increases in profitability in the Company's core business. Total reportable segment results increased 9.3% over the second quarter of 1998 due to increased profitability in the Life Insurance Products, Annuity and Investment Products, and Communication segments. For the first six months, total reportable segment results increased 13.3% over the first half of 1998 due to increased profitability in the Life Insurance Products, Communications and Corporate and Other segments. Net realized gains increased 71.8% over the second quarter of 1998 and increased 21.9% over the first six months of 1998, reflecting some opportunistic sales of Available for Sale debt securities in the second quarter of 1999. Earnings per share increased 16.8% from the second quarter of 1998 and 14.9% from the first six months in 1998. Earnings per share assuming dilution increased 17.0% from the second quarter of 1998 and increased 15.1% from the first six months of 1998. Total reportable segment results per share increased 10.6% over the second quarter of 1998 and increased 14.0% over the first six months of 1998.


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

A more detailed discussion of operating results by segment follows.

                                       Three Months Ended       Six Months Ended
                                             June 30                 June 30
                                         1999       1998         1999      1998
                                        ------     ------       ------    ------
Life Insurance Products                 $ 67.8     $ 61.2       $132.9    $118.0
Annuity and Investment Products           17.3       17.2         34.6      34.8
Communications                             7.9        7.3         15.9      14.6
Corporate and Other                        5.9        4.8         14.2       7.0
                                         -----      -----        -----     -----
Total reportable segment results (1)      98.9       90.5        197.6     174.4
Realized investment gains, net            18.9       11.0         47.4      38.9
                                         -----      -----        -----     -----
Net income available to
  common stockholders                   $117.8     $101.5       $245.0    $213.3
                                         =====      =====        =====     =====

(1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Life Insurance Products

The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions, Group marketing representatives, and a targeted marketing division. Individual life insurance products include traditional life and health products, as well as universal life (UL) and variable universal life (VUL), together referred to as UL-type products.
In 1998, JP announced its intention to cease offering Group medical policies beginning April 1, 1999. These medical policies are being underwritten by a national managed care company as policy renewal dates arise during 1999, on an "as-rated" basis, as the Company exits this activity. This will result in invested capital assigned to these medical policies being reinvested in other life insurance products or other reportable segments during 1999 and 2000. A full line of other group insurance products including life and disability is still offered to employers, primarily in the Southeastern U.S.


Operating results were:


                                          Three Months Ended    Six Months Ended
                                                June 30              June 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Premiums, considerations,
 and other income                         $221.3      $256.8    $451.0    $537.9
Net investment income                      190.1       177.7     378.1     357.5
                                           -----       -----     -----     -----
Total revenues                             411.4       434.5     829.1     895.4

Policy benefits                            224.3       251.0     453.2     525.0
Expenses                                    83.6        91.0     173.1     190.6
                                           -----       -----     -----     -----
Total benefits and expenses                307.9       342.0     626.3     715.6
                                           -----       -----     -----     -----
Reportable segment results before
 income taxes                              103.5        92.5     202.8     179.8
Provision for income taxes                  35.7        31.3      69.9      61.8
                                           -----       -----     -----     -----
Reportable segment results (1)            $ 67.8      $ 61.2    $132.9    $118.0
                                           =====       =====     =====     =====

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Life Insurance reportable segment results increased 10.8% over the second quarter of 1998 and increased 12.6% over the first half of 1998. Operating results for Individual life insurance products increased 11.3% over the second quarter of 1998 and increased 12.0% over the first half of 1998, while Group insurance products improved 6.3% over the second quarter of 1998 and 19.2% over the first six months of 1998 due to aggressive rate increases and expense management. The following table summarizes reportable segment results income for each category:

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


Life Insurance revenues (excluding realized gains) declined 5.3% from the second quarter of 1998 and declined 7.4% from the first six months of 1998 primarily because of declines in Group medical premiums from the decision to non-renew group medical policies in 1999. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 4.9% over the second quarter of 1998 to $364.4 and increased 3.1% over the first six months of 1998 to $731.8 due to growth in average policyholder funds and separate accounts which increased 10.5% over the second quarter of 1998 and 12.0% over the first half of 1998. Individual commissionable premium receipts (which exclude premium deposits in excess of target or commissionable premiums) increased 21.3% over the second quarter of 1998 and 9.2% over the first half of 1998 as the second quarter of 1999 included the commissionable portion of certain single premium receipts related to several significant bank owned life insurance policies.
Group revenues declined 46.0% from the second quarter of 1998 and declined 47.6% from the first six months of 1998 due to the Company's decision not to renew the block of Group medical policies previously mentioned and because the medical rate increases implemented resulted in non-renewals by many customers.

Life insurance traditional insurance premium income declined 32.7% from the second quarter of 1998 and 33.9% from the first half of 1998 primarily due to the decline in premiums of the previously mentioned Group medical products. Individual traditional premium income declined 7.3% from the second quarter of 1998 and 6.5% from the first six months of 1998 as recent sales have been more concentrated among UL-type products. Group traditional premium income declined 49.6% from the second quarter of 1998 and 51.4% from the first half of 1998. These declines were again attributable to the decision not to renew Group medical policies in 1999. Including equivalent premiums on self-insured health policies, group premiums were down 51.6% from the second quarter of 1998 and 53.7% from the first half of 1998. Policy charges on UL-type products improved 4.6% from the second quarter of 1998 and 1.8% from the first half of 1998.

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

Policy benefits declined 10.6% from the second quarter of 1998 and 13.7% from the first six months of 1998 primarily due to Group medical. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues. Policy benefits on UL-type products (annualized) improved to 6.8% of average policyholder funds and separate accounts for the first half of 1999 compared to 7.6% in the first half of 1998. The improvement is due to lower credited rates on policyholder accounts, lower benefit provisions on policy riders and an increase in VUL separate account assets as a percentage of these policy liabilities. Traditional policy benefits were 89.0% of premiums in the second quarter of 1999 compared to 83.3% in the second quarter of 1998 . Traditional policy benefits were 92.1% of premiums in the first half of 1999 compared to 88.0% during the same period of 1998. The deterioration is primarily attributable to refinements made in the segregation of traditional versus UL-type policy benefits. The Group health incurred loss ratio improved to 54.6% in the second quarter of 1999 versus 71.1% in the second quarter of 1998 and improved to 59.2% for the first half of 1999 versus 74.7% in the first half of 1998 due to the aggressive rate increases and the decision to exit Group medical.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 8.1% from the second quarter of 1998 and 9.2% from the first six months of 1998 due to continued aggressive expense management. General and administrative expenses on Individual products were 7.6% of commissionable premiums in the second quarter of 1999 versus 11.3% in 1998. For the first six months, these expenses were 8.1% of commissionable premiums in 1999 as compared to 10.1% in 1998. These declines resulted from significant increases in commissionable premium receipts in 1999 combined with continued expense savings from the integration of acquisitions. For Group policies, total expenses were 14.9% of premiums and equivalents in the second quarter of 1999 versus 16.3% in the second quarter of 1998. For the first six months, total expenses were 16.1% of premiums and equivalents versus
15.4% in the prior year due to severance payments made in the first quarter of 1999 related to the decision to exit Group medical activity coupled with the decline in premiums and equivalents mentioned previously. Group expenses declined 55.4% in the second quarter compared to the second quarter of last year, and declined 51.7% compared to the first six months of 1998 as the Company exits Group medical activities.

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

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                        Three Months Ended    Six Months Ended
                                             June 30               June 30
                                         1999       1998       1999      1998
                                        ------     ------     ------    ------
Policy charges, premiums
 and other considerations               $  5.3     $  5.6     $  9.4    $  9.8
Net investment income                    103.4      106.5      206.8     215.1
Other income                              20.6       17.4       37.3      32.4
                                        ------     ------     ------    ------
Total revenues                           129.3      129.5      253.5     257.3

Policy benefits                           76.8       76.5      149.1     152.5
Expenses                                  25.8       26.5       51.0      51.2
                                        ------     ------     ------    ------
Total benefits and expenses              102.6      103.0      200.1     203.7
                                        ------     ------     ------    ------
Reportable segment results before
 income taxes                             26.7       26.5       53.4      53.6
Provision for income taxes                 9.4        9.3       18.8      18.8
                                        ------     ------     ------    ------
Reportable segment results (1)          $ 17.3     $ 17.2     $ 34.6    $ 34.8
                                        ======     ======     ======    ======

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results increased 0.6% over the same quarter of last year and declined 0.6% for the first half of 1999 compared to the same period of last year. The following table summarizes key information for AIP:

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

Average AIP assets increased 0.1% for the second quarter of 1999 and decreased 0.3% for the first six months of 1999 versus 1998. AIP posted annualized returns on average assets of 1.06% for the second quarter and for the first half of 1999 compared to 1.06% and 1.07% for the same periods of 1998. Results for the first half of 1999 include non recurring charges against reportable segment results of $1.3 million primarily related to a valuation system conversion. Earnings of JPSC included in reportable segment results were $1.3 and $2.4 for the second quarter and the first six months of 1999, and $0.9 and $1.6 for the same periods of 1998.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                            Three Months Ended  Six Months Ended
                                                  June 30            June 30      March 31
                                               1999      1998     1999      1998
                                               ----      ----     ----      ----
Communications revenues                       $45.8     $47.5    $97.5     $96.0
Operating costs and expenses                   27.3      29.4     60.0      60.2
                                               ----      ----     ----      ----
Broadcast cash flow                            18.5      18.1     37.5      35.8
Depreciation and amortization                   3.0       3.0      5.9       5.9
Corporate general and administrative expenses   1.2       1.3      2.4       2.6
Net interest expense (investment income)        1.2       1.4      2.5       2.9
                                               ----      ----     ----      ----
Reportable segment results before income taxes 13.1      12.4     26.7      24.4
Provision for income taxes                      5.2       5.1     10.8       9.8
                                               ----      ----     ----      ----
Reportable segment results (1)                $ 7.9     $ 7.3    $15.9     $14.6
                                               ====      ====     ====      ====

(1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains on sales of investments net of related income taxes.


Reportable segment results from the Communications segment increased $0.6 or 8.2% compared to the second quarter of 1998. For the first six months, reportable segment results increased $1.3 or 8.9% compared to 1998.

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


                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                   1999       1998        1999       1998
                                  ------     ------      -------    -------

Earnings on investments and
   other income                    $29.4      $26.5       $62.0     $48.8
Interest expense on debt and
   Exchangeable Securities          (6.9)      (8.4)      (14.4)    (17.4)
Operating expenses                  (6.1)      (5.4)      (10.4)    (12.2)
Federal and state income
   (tax) benefit                    (4.3)      (1.7)      (10.7)      1.1
                                    ----       ----        ----      ----
                                    12.1       11.0        26.5      20.3
Dividends on Capital Securities
   and mandatorily redeemable
   preferred stock                  (6.2)      (6.2)      (12.3)    (13.3)

                                    ----       ----        ----      ----
Reportable segment results (1)       5.9        4.8        14.2       7.0
Realized investment gains, net      18.9       11.0        47.4      38.9
                                    ----       ----        ----      ----
Reportable segment results,
 including realized investment
 gains                             $24.8      $15.8       $61.6     $45.9
                                    ====       ====        ====      ====

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

Reportable segment results increased $1.1 compared to the second quarter of 1998, and increased $7.2 compared to the first six months of 1998. Investment earnings improved due to the accumulation of corporate capital, and increased income on equity method investments during the first quarter of 1999.  A one-time adjustment to an equity method investment resulted in $2.0 additional reportable segment results in the first quarter of 1999. Net interest expense declined for both the second quarter and the first six months of 1999 as the Corporate and Other segment realized interest income on increased borrowings from the Company's other business segments.  Operating expenses may vary with the level of Corporate activities and increased 13.0% from the second quarter of 1998;
however, expenses for the first six months still showed a decline of
14.8% from 1998.   Federal and state income taxes increased due to the
tax effect of higher operating results plus adjustments to effective tax rates on assets assigned to this segment. Dividends on preferred stock remained flat for the second quarter, but improved for the first six months of 1999 due to the retirement of $50 preferred shares early in 1998.

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

The decline in other investments from December 31, 1998 to June 30, 1999 of $575 was primarily attributable to a decrease in policy loans relating to a block of business of AH Life that is 100% coinsured to Household. Household has reimbursed the Company for all cash disbursed as required by the coinsurance agreement and therefore this decline had no effect on liquidity during these six months.

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
                                             ======  =====      ======  =====

The Policy permits the use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. The Company's actual use of derivative financial instruments has been limited, using them to manage well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of June 30, 1999 and December 31, 1998. There have been no terminations of derivative financial instruments in 1999 or 1998. Potential termination of these arrangements as of June 30, 1999 under then current interest rates would result in a potential gain of $3 which would be amortized over the remaining life of the hedged asset or liability.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:

                                                   June 30     December 31
                                                     1999          1998
                                                    ------        ------
Federal agency issued CMO's                         $2,593        $2,729
Corporate private-labeled CMO's                      1,675         1,705
                                                     -----         -----
Total                                               $4,268        $4,434
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