Form 10-Q/A
period 1999-09-30
JEFFERSON PILOT CORP
filed 1999-11-24
CIK 53347

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

                        JEFFERSON-PILOT CORPORATION


                                  INDEX

Note: this amended 10-Q/A, Amendment No. 1, is being filed at the request of reviewers at the SEC in connection with a proposed S-4 filing to clarify wording and presentation from the original Form 10-Q previously filed November 15, 1999.



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
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended   Nine Months Ended
                                             September 30         September 30
                                            1999       1998       1999     1998
                                           ------     ------     ------   ------
Revenue:
Premiums and other considerations          $  223     $  255     $  693   $  809
Net investment income                         317        299        948      901
Realized investment gains                      27         33         98       94
Communications sales                           50         45        147      141
Other                                          19         17         59       52
                                            -----      -----      -----    -----
   Total revenue                              636        649      1,945    1,997
                                            -----      -----      -----    -----
Benefits and Expenses:
Insurance and annuity benefits                310        321        919    1,007
Insurance commissions, net of deferrals        24         16         72       60
General and administrative expenses,
 net of deferrals                              44         54        144      174
Amortization of deferred acquisition costs
 and value of business acquired                46         49        147      149
Communications operations                      28         28         88       88
                                            -----      -----      -----    -----
   Total benefits and expenses                452        468      1,370    1,478
                                            -----      -----      -----    -----
Income before income taxes                    184        181        575      519
Provision for income taxes                     62         66        196      177
                                            -----      -----      -----    -----
Net income                                    122        115        379      342
Dividends on Capital Securities
   and preferred stock                          6          6         18       20
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $  116     $  109     $  361   $  322
                                            =====      =====      =====    =====

Net Income                                 $  122     $  115     $  379   $  342
Other comprehensive income - change in
 net unrealized gains on securities          (132)        13       (347)      86
                                            -----      -----      -----    -----
Comprehensive income                       $  (10)    $  128     $   32   $  428

Average number of shares outstanding        105.3      106.1      105.7    106.2
                                            =====      =====      =====    =====
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 0.94     $ 0.85     $ 2.81   $ 2.49
Realized investment gains, net of income
   taxes                                     0.16       0.18       0.61     0.54
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $ 1.10     $ 1.03     $ 3.42   $ 3.03
                                            =====      =====      =====    =====
Net income available to common
   stockholders - assuming dilution        $ 1.09     $ 1.02     $ 3.38   $ 3.01
                                            =====      =====      =====    =====
Dividends declared per common share        $0.330     $0.295     $0.990   $0.890
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

Results of Operations

In the following discussion "total reportable segment results" includes all elements of net income available to common stockholders except realized gains on sales of investments, net of related income taxes(realized investment gains). Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results is relevant and useful information. Gains from sale of investments arise in majority from its "available for sale" equity and bond portfolios and may be realized in the sole discretion of management or in accordance with tax planning strategies. Total reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.


The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                          Three Months Ended   Nine Months Ended
                                             September 30          September 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Consolidated Summary of Income

Total reportable segment results (1)      $ 99.4      $ 90.5    $296.9    $265.0
Realized investment gains, net              16.6        18.5      64.1      57.3
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $116.0      $109.0    $361.0    $322.3
                                           =====       =====     =====     =====
Consolidated Earnings Per Share

Total reportable segment results (1)      $ 0.94      $ 0.85    $ 2.81    $ 2.49
Realized investment gains, net              0.16        0.18      0.61      0.54
                                           -----       -----     -----     -----
Net income available to
   common stockholders                    $ 1.10      $ 1.03    $ 3.42    $ 3.03
                                           =====       =====     =====     =====
Net income available to
common stockholders - assuming dilution   $ 1.09      $ 1.02    $ 3.38    $ 3.01
                                           =====       =====     =====     =====

  (1) Total reportable segment results includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Net income available to common stockholders increased 6.4% from the third quarter of 1998 and 12.0% from the first nine months of 1998 due to increases in profitability in the Company's core business.
Total reportable segment results increased 9.8% over the third quarter of 1998 due to increased profitability in the Life Insurance Products, Communications, and Corporate and Other segments. For the first nine months, total reportable segment results increased 12.0% over the first nine months of 1998 due to increased profitability in the same segments. Net realized gains decreased 10.3% from the third quarter of 1998 and increased 11.9% over the first nine months of 1998, reflecting some opportunistic sales of Available for Sale debt securities in the second quarter of 1999.
Total reportable segment results per share increased 10.6% over the third quarter of 1998 and 12.9% over the first nine months of 1998. Earnings per share increased 6.8% from the third quarter of 1998 and 12.9% from the first nine months in 1998. Earnings per share assuming dilution increased
6.9% from the third quarter of 1998 and increased 12.3% from the first nine months of 1998.

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

A more detailed discussion of operating results by segment follows.

                                       Three Months Ended       Nine Months Ended
                                          September 30             September 30
                                         1999       1998         1999      1998
                                        ------     ------       ------    ------
Life Insurance Products                 $ 62.4     $ 62.1       $195.3    $180.1
Annuity and Investment Products           17.0       17.9         51.5      52.6
Communications                             9.6        6.6         25.5      21.2
Corporate and Other                       10.4        3.9         24.6      11.0
                                         -----      -----        -----     -----
Total reportable segment results (1)      99.4       90.5        296.9     264.9
Realized investment gains, net            16.6       18.5         64.1      57.4
                                         -----      -----        -----     -----
Net income available to
  common stockholders                   $116.0     $109.0       $361.0    $322.3
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

Operating results were:


                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Premiums, considerations,
 and other income                         $213.8      $249.0    $664.9    $786.9
Net investment income                      193.0       178.1     571.1     535.6
                                           -----       -----     -----     -----
Total revenues                             406.8       427.1   1,236.0   1,322.5

Policy benefits                            228.4       244.8     681.6     769.7
Expenses (1)                                83.2        86.6     256.3     277.2
                                           -----       -----     -----     -----
Total benefits and expenses                311.6       331.4     937.9   1,046.9
                                           -----       -----     -----     -----
Reportable segment results before
 income taxes                               95.2        95.7     298.1     275.6
Provision for income taxes                  32.8        33.6     102.8      95.5
                                           -----       -----     -----     -----
Reportable segment results (2)            $ 62.4      $ 62.1    $195.3    $180.1
                                           =====       =====     =====     =====


(1) Expenses includes deferrals of deferred acquisition costs and value of business acquired of $48.5 and $52.0 for the three months ended
     September 30, 1999 and 1998 and $157.4 and $156.9 for the nine months ended September 30, 1999 and 1998, net of amortization of $40.3 and $38.5 for the three months ended September 30, 1999 and 1998 and $125.3 and $116.1 for the nine months ended September 30, 1999 and 1998.

(2) Reportable segment results includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.


Life Insurance reportable segment results increased 0.5% over the third quarter of 1998 and 8.4% over the nine months of 1998. Operating results for Individual life insurance products increased 2.0% over the third quarter of 1998 and increased 8.6% from the first nine months of 1998. The third quarter results were impacted by a $2.6 after tax charge related to a closed individual disability insurance product line. Group operating results declined 12.3% from the third quarter of 1998 due to the decision to non-renew group medical policies and improved 7.1% over the first nine months of 1998 due to aggressive rate increases and expense management that took place in the first two quarters of 1999. The following table summarizes reportable segment results for each category:

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

Policy benefits declined 6.7% from the third quarter of 1998 and 11.4% from the first nine months of 1998 primarily due to Group medical.
Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues. Policy benefits on UL-type products (annualized) improved to 6.9% of average policyholder funds and separate accounts for the first nine months of 1999 compared to 7.7% in the first nine months of 1998. The improvement is due to lower credited rates on policyholder accounts and an increase in VUL separate account assets as a percentage of these policy liabilities. Traditional policy benefits were 93.7% of premiums in the third quarter of 1999 compared to 83.7% in the third quarter of 1998 reflecting a one time charge in closed block individual disability reserves of $2.6 after tax in this quarter. Traditional policy benefits were 92.6% of premiums in the first nine months of 1999 compared to 86.7% during the same period of 1998 again reflecting the same charge to disability reserves. The Group health incurred loss ratio improved to 47.7% in the third quarter of 1999 versus 73.9% in the third quarter of 1998 and improved to 56.9% for the first nine months of 1999 versus 74.5% in the first nine months of 1998 due to the aggressive rate increases and the decision to exit Group medical activities.

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

Average Life Insurance assets grew 9.6% over the third quarter of 1998 and 8.4% over the first nine months of 1998 primarily due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The Life Insurance Products annualized return on average assets was 1.9% and 2.0% for the third quarter and the first nine months of 1999 compared to 2.0% and 2.0% for the same periods in 1998. The relative flatness of the annualized return on average assets indicates that asset growth is fueling continuing profitable operating results. The decrease in the third quarter of 1999 is attributable to the decrease in group operating results.

Annuity and Investment Products

Annuity and Investment Products (also referred to as AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                        Three Months Ended    Nine Months Ended
                                          September 30           September 30
                                         1999       1998       1999      1998
                                        ------     ------     ------    ------
Policy charges, premiums
 and other considerations               $  4.2     $  3.8     $ 13.6    $ 13.6
Net investment income                    104.0      104.9      310.9     320.0
Other income                              17.5       15.8       54.8      48.2
                                        ------     ------     ------    ------
Total revenues                           125.7      124.5      379.3     381.8

Policy benefits                           79.1       74.4      228.3     227.0
Expenses (1)                              20.4       22.8       71.4      74.0
                                        ------     ------     ------    ------
Total benefits and expenses               99.5       97.2      299.7     301.0
                                        ------     ------     ------    ------
Reportable segment results before
 income taxes                             26.2       27.3       79.6      80.8
Provision for income taxes                 9.2        9.4       28.1      28.2
                                        ------     ------     ------    ------
Reportable segment results (2)          $ 17.0     $ 17.9     $ 51.5    $ 52.6
                                        ======     ======     ======    ======

(1) Expenses includes deferrals of deferred acquisition costs and value of business acquired of $20.2 and $11.0 for the three months ended September 30, 1999 and 1998 and $40.2 and $29.1 for the nine months ended September 30, 1999 and 1998, net of amortization of $3.7 and $5.6 for the three months ended September 30, 1999 and 1998 and $15.2 and $19.1 for the nine months ended September 30, 1999 and 1998.
(2) Reportable segment results includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Reportable segment results declined 5.0% from the 1998 third quarter and 2.1% for the first nine months of 1999. The following table summarizes key information for AIP:

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

Average AIP assets increased 1.6% for the third quarter of 1999 and 0.3% for the nine months. AIP posted annualized returns on average assets of 1.0% for the third quarter and 1.0% for the first nine months of 1999 compared to 1.1% and 1.1% for the same period of 1998. This decline in annualized returns is attributable to the previously mentioned nonrecurring reserve correction. The combined earnings of JPSC included in segment results were $0.9 and $3.3 for the third quarter and the first nine months of 1999, and $1.1 and $3.0 for the same periods of 1998.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports and entertainment programming. Operating results were:

                                            Three Months Ended   Nine Months Ended
                                               September 30         September 30      March 31
                                               1999      1998      1999      1998
                                               ----      ----      ----      ----
Communications revenues                       $49.7     $45.3    $147.2     $141.3
Operating costs and expenses                   28.2      28.0      88.2       88.2
                                               ----      ----      ----       ----
Broadcast cash flow                            21.5      17.3      59.0       53.1
Depreciation and amortization                   2.9       2.9       8.8        8.7
Corporate general and administrative expenses   1.4       1.1       3.8        3.8
Net interest expense                            1.3       1.4       3.8        4.4
                                               ----      ----      ----       ----
Operating revenue before income taxes          15.9      11.9      42.6       36.2
Provision for income taxes                      6.3       5.3      17.1       15.0
                                               ----      ----      ----       ----
Reportable segment results (1)                $ 9.6     $ 6.6     $25.5      $21.2
                                               ====      ====      ====       ====

  (1) Reportable segment results includes all elements of net income available to common stockholders except realized gains on sales of investments net of related income taxes.

Reportable segment results from the Communications segment increased $3.0 or 45.5% compared to the third quarter of 1998. For the first nine months, reportable segment results increased $4.3 or 20.3% compared to 1998.

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


                                 Three Months Ended       Nine Months Ended
                                    September 30            September 30
                                   1999       1998        1999       1998
                                  ------     ------      -------    -------

Earnings on investments and
   other income                    $28.7      $26.0       $90.7     $74.8
Interest expense on debt and
   Exchangeable Securities          (7.3)      (8.1)      (21.7)    (25.4)
Operating expenses                  (2.2)      (4.6)      (12.5)    (16.8)
Federal and state income
   (tax) benefit                    (2.7)      (3.2)      (13.5)     (2.1)
                                    ----       ----        ----      ----
                                    16.5       10.1        43.0      30.5
Dividends on Capital Securities
   and mandatorily redeemable
   preferred stock                  (6.1)      (6.2)      (18.4)    (19.5)

                                    ----       ----        ----      ----
Reportable segment results (1)      10.4        3.9        24.6      11.0
Realized investment gains, net      16.6       18.5        64.1      57.4
                                    ----       ----        ----      ----
Reportable segment results,
 including realized gains          $27.0      $22.4       $88.7     $68.4
                                    ====       ====        ====      ====

  (1) Reportable segment results includes all elements of net available to common stockholders except realized gains on sales of investments net of related income taxes.

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


Reportable segment results increased $6.5 compared to the third quarter of 1998, and increased $13.6 compared to the first nine months of 1998. Investment earnings improved due to the accumulation of corporate capital and increased income on equity method investments. A one-time adjustment to an equity method investment resulted in $2.0 additional segment results in the first quarter of 1999. Net interest expense decreased during the third quarter and year-to-date as the level of short-term borrowings, net of loans to subsidiaries, declined. The decline occurred as cash flow in the parent company was used to reduce outstanding short-term borrowings. Operating expenses may vary with the level of Corporate activities. Expenses declined $2.4 or 52.2% during the third quarter and $4.3
or 25.6% year-to-date.   Federal and state income taxes increased during the
first nine months due to increased operating results as well as increases in effective tax rates on assets assigned to this segment. During the third quarter however, income taxes declined as a result of a true-up of the previous year end tax provision of $1.6 and reductions in effective tax rates on equity method investments. Dividends on preferred stock remained flat for the third quarter, but improved for the first nine months of 1999 due to the retirement of $50 preferred shares early in 1998. Realized investment gains were lower for the quarter due to higher gains on available for sale bonds and real estate in the prior year, offset by higher gains on equity securities in the current quarter. For the nine months, realized investment gains were higher due to higher gains on sale of equity securities.

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


Market Risk Exposures

With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K. Management believes that the plus or minus 100 basis points utilized in the sensitivity analysis in the 1998 Form 10-K continue to reflect reasonably possible near term changes in interest rates. Additionally management believes that the 10% hypothetical decline in the equity market remains reasonably possible in the near term.

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