Form 10-K
period 1999-12-31
JEFFERSON PILOT CORP
filed 2000-03-29
CIK 53347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-5955

                          JEFFERSON-PILOT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                    100 NORTH GREENE STREET,
        NORTH CAROLINA          GREENSBORO, NORTH CAROLINA 27401      56-0896180
  (State or Other Jurisdiction        (Address of Principal       (I.R.S. Employer
of Incorporation or Organization)      Executive Offices)         Identification No.)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 336-691-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EXCHANGE(S)
                    TITLE OF EACH CLASS                          ON WHICH REGISTERED
                    -------------------                          -------------------
Common Stock (Par Value $1.25)                                  New York, Midwest and
                                                               Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $5.8 billion at March 17, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                    CLASS                              OUTSTANDING AT MARCH 17, 2000
                    -----                              -----------------------------
   Common Stock (Par Value $1.25 per share)                     103,093,603

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2000 are incorporated by reference into Part III.

     List of Exhibits appears on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

ITEM 1.   BUSINESS....................................................     1
ITEM 2.   PROPERTIES..................................................     4
ITEM 3.   LEGAL PROCEEDINGS...........................................     4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     5
          EXECUTIVE OFFICERS OF THE REGISTRANT........................     5

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.......................................     6
ITEM 6.   SELECTED FINANCIAL DATA.....................................     6
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     9
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................    25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................    56

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    56
ITEM 11.  EXECUTIVE COMPENSATION......................................    56
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................    56
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    56

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................    56
Undertakings..........................................................    56
Signatures............................................................    57
List of Financial Statements and Financial Statement Schedules,
  followed by the Schedules...........................................   F-1
List and Index of Exhibits, followed by Exhibits......................   E-1

                                     PART I

ITEM 1.  BUSINESS

     (a) General Development of Business

     Jefferson-Pilot Corporation was incorporated in North Carolina in 1968. While it has broad powers to engage in business, it is solely a holding company. Our principal subsidiaries, which are wholly owned, are:

          Jefferson-Pilot Life Insurance Company (JP Life),

          Jefferson Pilot Financial Insurance Company (JPFIC),

          Jefferson Pilot LifeAmerica Insurance Company (JPLA),

          Alexander Hamilton Life Insurance Company of America (AH Life),

          Guarantee Life Insurance Company (GLIC),

          Jefferson Pilot Securities Corporation, a full service NASD registered broker/dealer, and

          Jefferson-Pilot Communications Company (JPCC).

Through these and other subsidiaries, we are primarily engaged in the business of writing life and accident and disability insurance policies, writing annuity policies and selling other investment products, operating radio and television facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and the broker/dealer, and the group operations are being consolidated in GLIC's offices in Omaha, Nebraska. We provide further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 9 (MD&A).

     We have grown substantially in the past five years both internally and through acquisitions.

     In May 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company in an assumption reinsurance transaction.

     In October 1995, JP acquired AH Life and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), from a subsidiary of Household International, Inc. With the acquisition, certain blocks of the acquired business were 100% coinsured with affiliates of Household; this is more fully discussed in Note 15 on page 51.

     Effective May 1, 1997, JP acquired JPFIC, its subsidiary JPLA, and our full service broker/dealer from The Chubb Corporation.

     On December 30, 1999, JP acquired GLIC and its non-insurance affiliates.

     (b) Financial Information About Industry Segments

     We present industry segment information in Note 16 on page 52.

     (c) Narrative Description of Business

     Revenues derived from the principal products and services of Registrant's insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:

                              REVENUES BY PRODUCT*

                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Life Insurance Products:
  Individual:
     Traditional............................................  $  343   $  368   $  343
     Universal life-type....................................   1,125    1,056      882
  Group.....................................................     164      313      473
                                                              ------   ------   ------
                                                              $1,632   $1,737   $1,698
Annuity and Investment Products.............................     511      506      499
Communications..............................................     200      195      190
Corporate and Other.........................................     218      172      191
                                                              ------   ------   ------
                                                              $2,561   $2,610   $2,578
                                                              ======   ======   ======

* Revenues include net investment income

     The following briefly describes our principal wholly-owned subsidiaries, including their principal products and services, markets and methods of distribution.

                         INSURANCE COMPANY SUBSIDIARIES

     JP Life is domiciled in North Carolina, and commenced business operations in 1903. It is authorized to write insurance in 49 states, the District of Columbia, the Virgin Islands and Puerto Rico. It primarily writes whole life, term, annuity and endowment insurance policies on an individual ordinary basis, and group life and disability insurance policies.

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

     AH Life, domiciled in Michigan, commenced business in 1977. It is authorized to write insurance in 49 states and the District of Columbia, and primarily writes variable annuities although it also has a substantial block of fixed annuities and fixed universal life policies.

     FAHL, domiciled in New York, commenced business in 1987. It is authorized to write insurance in New York only. Sales have been discontinued, but it holds a block of individual fixed annuity and universal life policies.

     Life Insurance Products. Insurance subsidiaries offer life policies including traditional life products as well as universal life and variable universal life policies, and level and decreasing term policies. On most policies, accidental death and disability benefits are available in the form of riders, and IRA riders also are available, as are other benefits. At times, we accept substandard risks at higher premiums.

     The companies market individual products through a career agency force, independent agents recruited through independent marketing organizations and a regional marketing network, home service agents, financial institutions and workplace marketing representatives. They market group products through group brokers, career agents and home service agents.

     Group insurance, principally life and long term disability insurance, is generally issued to employers covering their employees and to associations covering their members. We have almost completely phased out the group medical business as more fully discussed in MD&A. JP Life had continued to pursue group life and disability insurance and had expanded sales efforts through its other distribution channels. Now that we have acquired GLIC, we are consolidating future group product sales into GLIC.

     Annuity and Investment Products. Insurance subsidiaries offer annuity and investment products including fixed and variable annuity products. They market through the distribution channels discussed above and through investment professionals, annuity marketing organizations and broker/dealers. Our full service broker/dealer markets variable life insurance and variable annuities written by insurance subsidiaries, and also sells other securities and mutual funds.

OTHER INFORMATION REGARDING INSURANCE COMPANY SUBSIDIARIES

     Regulation. Insurance companies are subject to regulation and supervision in all the states where they do business. Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, licensing agents, approving forms of policies used, regulating trade practices and market conduct, the form and content of required financial statements, reserve requirements, permitted investments, approval of dividends and, in general, the conduct of all insurance activities.

     Insurance companies also must file detailed annual reports on a statutory accounting basis with the state supervisory agencies where each does business. These agencies may examine the business and accounts at any time. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, the supervisory agencies of one or more states examine a company periodically, usually at three to five year intervals.

     Various states, including Michigan, Nebraska, New Hampshire, New Jersey, New York and North Carolina, have enacted insurance holding company legislation. Registrant's insurance subsidiaries have registered as members of an "insurance holding company system" under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including prior approval for extraordinary dividends by insurance subsidiaries, and for acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

     Competition. Our insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers.

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

     Employees. As of December 31, 1999, our insurance operations including our broker/dealer employed approximately 3,200 persons and held contracts with 48,000 independent and career agents.

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

OTHER INFORMATION REGARDING COMMUNICATIONS COMPANIES

     Competition. The radio and television stations compete for programming, talent and revenues with other radio and television stations as well as with other advertising and entertainment media. JP Sports competes with other vendors of similar products and services.

     Employees. As of December 31, 1999, JPCC and its subsidiaries employed approximately 780 persons full time.

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

     (d) Foreign Operations

     Substantially all operations are conducted within the United States. Subsidiaries that had begun life insurance operations in Argentina and Uruguay, which were not material to our operations, were sold in late 1999.

ITEM 2.  PROPERTIES

     JP and most subsidiaries utilize space and personnel of JP Life. JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building in downtown Greensboro, NC. These buildings house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. JP Life leases office space in Lexington, KY for operation of the KCL business assumed.

     Subsidiaries conduct operations in Concord, NH in two buildings on approximately 196 acres owned by JPFIC.

     GLIC conducts operations in Omaha, NE in two buildings and also owns a third building on its 11 acre campus.

     Subsidiaries lease insurance sales office space in various jurisdictions.

     JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases the towers supporting its radio and television antennas.

ITEM 3.  LEGAL PROCEEDINGS

     JP Life is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. AH Life is a defendant in a separate proposed class action suit, Mueller et al vs. Alexander Hamilton Life Insurance Company, originally filed on

November 10, 1998 in the Circuit Court for Wayne County, MI, and with an amended complaint filed on June 25, 1999. Both suits allege deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. Unspecified compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend its position.

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

     Environmental Proceedings. We have no material administrative proceedings involving environmental matters.

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

     Robert D. Bates became an Executive Vice President and President -- Group Operations of JP effective upon the acquisition of GLIC on December 30, 1999. He also has been President of GLIC since 1989, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

     Dennis R. Glass, Executive Vice President, Chief Financial Officer and Treasurer, and also President -- Financial Operations from February 1999, joined JP in October 1993. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.

     John D. Hopkins, Executive Vice President and General Counsel, joined JP in April 1993, and previously was a partner in King & Spalding, an Atlanta law firm.

     Kenneth C. Mlekush, Executive Vice President, and also
President -- Insurance Operations from February 1999, joined JP in January 1993. Previously he was President and Chief Operating Officer of Southland Life Insurance Company and Executive Vice President of its parent, Georgia US.

     Theresa M. Stone, Executive Vice President of JP and President of JPCC since July 1, 1997, was previously President and Chief Executive Officer of JPFIC from December 1994, and Executive Vice President of The Chubb Corporation to May 13, 1997.

     There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

                                 1999            1998            1997            1996            1995
                             -------------   -------------   -------------   -------------   -------------
                             HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW
                             -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
First Quarter..............  77.38   66.06   60.06   48.69   41.00   36.25   38.81   30.06   26.25   23.19
Second Quarter.............  71.25   64.13   62.13   54.88   47.44   34.31   37.06   33.50   26.31   22.56
Third Quarter..............  75.63   61.50   64.06   55.06   53.50   44.88   36.75   33.25   29.19   23.94
Fourth Quarter.............  79.63   61.19   78.38   55.38   57.81   48.25   39.75   34.25   32.06   28.56

     (b) Holders. As of March 17, 1999, our stock was owned by 10,212 shareholders of record, and an even larger number of street name holders.

     (c) Dividends.  They are shown in Item 6 below.

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A on page 19.

ITEM 6.  SELECTED FINANCIAL DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                               REVENUE BY SOURCES

                                                         1999     1998     1997     1996     1995
                                                        ------   ------   ------   ------   ------
Life insurance........................................  $1,632   $1,737   $1,698   $1,370   $1,051
Annuities and investment products.....................     511      506      499      442      217
Communications........................................     200      195      190      189      164
Corporate and other...................................     117       79       80       77       87
                                                        ------   ------   ------   ------   ------
Revenues before investment gains......................   2,460    2,517    2,467    2,078    1,519
Realized investment gains.............................     101       93      111       47       49
                                                        ------   ------   ------   ------   ------
          Total Revenues..............................  $2,561   $2,610   $2,578   $2,125   $1,568
                                                        ======   ======   ======   ======   ======

                             NET INCOME BY SOURCES

                                                         1999     1998     1997     1996     1995
                                                        ------   ------   ------   ------   ------
Life insurance........................................  $  267   $  245   $  194   $  150   $  127
Annuities and investment products.....................      67       71       63       55       29
Communications........................................      38       32       28       28       23
Corporate and other...................................      33       12       12       27       42
                                                        ------   ------   ------   ------   ------
Net income before investment gains....................     405      360      297      260      221
Realized investment gains, net of taxes...............      65       58       73       31       34
                                                        ------   ------   ------   ------   ------
Net income, continuing operations.....................     470      418      370      291      255
Discontinued operations...............................      --       --       --       --       18
                                                        ------   ------   ------   ------   ------
          Net Income Available to Common
            Stockholders..............................  $  470   $  418   $  370   $  291   $  273
                                                        ======   ======   ======   ======   ======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                              (IN MILLIONS EXCEPT SHARE AND PER SHARE INFORMATION)
Total reportable segment results before gain
  from sales of investments:
  Continuing operations.....................  $    405   $    360   $    297   $    260   $    221
  Discontinued operations...................        --         --         --         --          2
                                              --------   --------   --------   --------   --------
Total reportable segment results............       405        360        297        260        223
Gain from sales of investments, net of
  taxes:
  Continuing operations.....................        65         58         73         31         34
  Discontinued operations...................        --         --         --         --         16
                                              --------   --------   --------   --------   --------
Gain from sales of investments..............        65         58         73         31         50
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $    470   $    418   $    370   $    291   $    273
                                              ========   ========   ========   ========   ========
Income per share of common stock:
Total reportable segment results before gain
  from sales of investments:
  Continuing operations.....................  $   3.84   $   3.39   $   2.80   $   2.44   $   2.06
  Discontinued operations...................        --         --         --         --       0.02
                                              --------   --------   --------   --------   --------
Total reportable segment results............      3.84       3.39       2.80       2.44       2.08
Gain from sales of investments, net of
  taxes:
  Continuing operations.....................      0.62       0.55       0.69       0.29       0.31
  Discontinued operations...................        --         --         --         --       0.15
                                              --------   --------   --------   --------   --------
Gain from sales of investments..............      0.62       0.55       0.69       0.29       0.46
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $   4.46   $   3.94   $   3.49   $   2.73   $   2.54
                                              ========   ========   ========   ========   ========
Income per share of common stock -- assuming
  dilution:
  Total reportable segment results..........  $   3.80   $   3.37   $   2.78   $   2.43   $   2.07
                                              ========   ========   ========   ========   ========
  Net income available to common
     stockholders...........................  $   4.42   $   3.91   $   3.47   $   2.72   $   2.53
                                              ========   ========   ========   ========   ========
Cash dividends paid on common stock.........  $    138   $    122   $    110   $    100   $     88
                                              ========   ========   ========   ========   ========
Cash dividends paid per common share:
  First quarter.............................  $   0.30   $   0.27   $   0.24   $   0.21   $   0.19
  Second quarter............................      0.33       0.30       0.27       0.24       0.21
  Third quarter.............................      0.33       0.30       0.27       0.24       0.21
  Fourth quarter............................      0.33       0.30       0.27       0.24       0.21
                                              --------   --------   --------   --------   --------
          Total.............................  $   1.29   $   1.16   $   1.04   $   0.93   $   0.83
                                              ========   ========   ========   ========   ========
Average common shares outstanding
  (thousands)...............................   105,150    106,134    106,217    106,611    107,541
                                              ========   ========   ========   ========   ========
Total assets................................  $ 26,446   $ 24,338   $ 23,131   $ 17,562   $ 16,478
                                              ========   ========   ========   ========   ========
Debt, capital securities and mandatorily
  redeemable preferred stock................  $    951   $    919   $    969   $    423   $    417
                                              ========   ========   ========   ========   ========
Stockholders' equity........................  $  2,753   $  3,052   $  2,732   $  2,297   $  2,156
                                              ========   ========   ========   ========   ========
Stockholders' equity per share of common
  stock.....................................  $  26.63   $  28.82   $  25.70   $  21.65   $  20.19
                                              ========   ========   ========   ========   ========

 Note: All share information has been restated to reflect an April 1998 3-for-2 stock split and a December 1995 3-for-2 stock split, each effected in the form of a dividend. Cash dividends per share may not add due to rounding related to the splits.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                                                  1999       1998       1997      1996      1995
                                                --------   --------   --------   -------   -------
                                                                  (IN MILLIONS)
LIFE INSURANCE IN FORCE (EXCLUDES ANNUITIES):
Traditional...................................  $ 46,997   $ 38,928   $ 42,648   $19,734   $21,256
Universal Life................................    93,407     85,649     84,721    52,392    51,199
Variable Universal Life.......................    17,944     14,569     11,099        --        --
Group.........................................    55,877     24,415     24,359    27,224    26,389
                                                --------   --------   --------   -------   -------
          Total Life Insurance In Force.......  $214,225   $163,561   $162,827   $99,350   $98,844
                                                ========   ========   ========   =======   =======
LIFE PREMIUMS ON A FAS 60 BASIS:
First Year Life (Note)........................  $    605   $    575   $    418   $   241   $   119
Renewal and Other Life........................       931        934        822       507       331
                                                --------   --------   --------   -------   -------
  Life Insurance..............................     1,536      1,509      1,240       748       450
Accident and Health, Including Premium
  Equivalents.................................       144        422        612       645       696
                                                --------   --------   --------   -------   -------
          Total Life Insurance Premiums.......  $  1,680   $  1,931   $  1,852   $ 1,393   $ 1,146
                                                ========   ========   ========   =======   =======
LIFE EARNINGS BY PRODUCT:
Individual....................................  $    242   $    221   $    184   $   128   $    93
Group.........................................        25         24         10        22        34
                                                --------   --------   --------   -------   -------
          Total Life Earnings.................  $    267   $    245   $    194   $   150   $   127
                                                ========   ========   ========   =======   =======
ANNUITY PREMIUMS ON A FAS 60 BASIS:
Fixed Annuity.................................  $    858   $    376   $    596   $   557   $   338
Variable Annuity (including separate
  accounts)...................................       140        142        103        74        42
                                                --------   --------   --------   -------   -------
          Total Annuity Premiums..............  $    998   $    518   $    699   $   631   $   380
                                                ========   ========   ========   =======   =======
INVESTMENT PRODUCT SALES......................  $  2,361   $  1,816   $  1,110   $    70   $    44
                                                ========   ========   ========   =======   =======
COMMUNICATIONS BROADCAST CASH FLOW............  $     85   $     76   $     65   $    58   $    48
                                                ========   ========   ========   =======   =======

            Note: First year life premiums include single premiums.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          JEFFERSON-PILOT CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 1999 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively referred to as JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.

COMPANY PROFILE

     The Company had four business segments in 1999: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. Within the Life Insurance Products segment, JP offers individual and group insurance products. Life insurance, accident, disability, and annuity products are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), Jefferson Pilot Financial Insurance Company and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (collectively JP Financial), and Guarantee Life Insurance Company (Guarantee).

     Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production.

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

     Excluding realized gains, JP's 1999's revenues were derived 66% from Life Insurance Products, 21% from AIP, 8% from Communications and 5% from Corporate and Other.

ACQUISITION SUMMARY

     JP's acquisition strategy is designed to deploy capital to enhance core business growth. The acquisitions focus is to increase distribution, add products, and provide economies of scale. On December 30, 1999 the Company acquired Guarantee. In May 1997, the Company acquired JP Financial. The discussion of these acquisitions and other significant transactions in Note 1 is incorporated by reference.

RESULTS OF OPERATIONS

     In the following discussion "Reportable segment results" and "Total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that Reportable segment results is relevant and useful information. Gains from sales of investments arise in majority from its "available for sale" equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

     The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                                               1999      1998      1997
                                                              ------    ------    ------
Consolidated Summary of Income
  Total reportable segment results(1).......................  $404.0    $360.3    $297.1
  Realized investment gains (net of applicable income
     taxes).................................................    65.5      58.0      73.4
                                                              ------    ------    ------
  Net income available to common stockholders...............  $469.5    $418.3    $370.5
                                                              ======    ======    ======
Consolidated Earnings Per Share
  Total reportable segment results(1).......................  $ 3.84    $ 3.39    $ 2.80
  Realized investment gains (net of applicable income
     taxes).................................................    0.62      0.55      0.69
                                                              ------    ------    ------
  Net income available to common stockholders...............  $ 4.46    $ 3.94    $ 3.49
                                                              ======    ======    ======
  Net income available to common stockholders -- assuming
     dilution...............................................  $ 4.42    $ 3.91    $ 3.47
                                                              ======    ======    ======

---------------

(1) Total reportable segment results include all elements of net income available to common stockholders except realized investment gains.

     Net income available to common stockholders increased 12.2% in 1999 and 12.9% in 1998. Total reportable segment results increased 12.1% in 1999 and 21.3% in 1998 due to increased profitability in the Life Insurance Products, Communications, and Corporate and Other segments. 1998's increase also reflected the deployment of Corporate capital into the more profitable Life Insurance Products segment. Net realized gains increased 12.9% in 1999 and decreased 21.0% in 1998. 1998's decline occurred because of investment portfolio sales in 1997 to fund the acquisition of JP Financial. Total reportable segment results per share increased 13.3% in 1999 and 21.1% in 1998, reflecting the increase in core business earnings and the impact of share repurchases in 1999. Earnings per share increased 13.2% in 1999 and 12.9% in 1998 and earnings per share assuming dilution increased 13.0% in 1999 and 12.7% in 1998 for the same reasons.

RESULTS BY BUSINESS SEGMENT

     Reportable segments are determined in a manner consistent with the way management organizes for purposes of making operating decisions and assessing performance. Invested assets backing insurance liabilities are assigned to segments in relation to policyholder funds and reserves. Net deferred acquisition costs incurred, value of business acquired, reinsurance receivables and communications assets are assigned to the respective segments where those assets originate. Invested assets are also assigned to back capital allocated to each segment in relation to JP's philosophy for managing business risks, reflecting appropriate conservatism. The remainder of invested and other assets are assigned to the Corporate and Other segment.

  Results by Reportable Segment

                                                               1999     1998     1997
                                                              ------   ------   ------
Life Insurance Products.....................................  $266.8   $245.2   $193.7
Annuity and Investment Products.............................    67.0     71.1     63.5
Communications..............................................    37.6     32.3     27.5
Corporate and Other.........................................    32.6     11.7     12.4
                                                              ------   ------   ------
Total reportable segment results(1).........................   404.0    360.3    297.1
Net realized investment gains...............................    65.5     58.0     73.4
                                                              ------   ------   ------
Net income available to common stockholders.................  $469.5   $418.3   $370.5
                                                              ======   ======   ======

---------------

(1) Total reportable segment results include all elements of net income available to common stockholders except realized investment gains.

  Segment Assets

                                                               1999      1998      1997
                                                              -------   -------   -------
Life Insurance Products.....................................  $15,099   $12,579   $11,684
Annuity and Investment Products.............................    7,443     6,495     6,525
Communications..............................................      217       222       218
Corporate and Other.........................................    3,687     5,042     4,704
                                                              -------   -------   -------
          Total Assets......................................  $26,446   $24,338   $23,131
                                                              =======   =======   =======

     A more detailed discussion of Reportable segment results follows.

  Life Insurance Products

     The Life Insurance Products (Life Insurance) segment offers a wide array of individual and group insurance policies through a career agency force, independent agents recruited through independent marketing organizations and a regional office network, home service agents, financial institutions, and workplace marketing representatives.

     Individual life insurance products include traditional life and disability products, as well as universal life (UL) and variable universal life (VUL), together referred to as UL-type products. The operating cycle for life insurance products is long-term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and Reportable segment results on UL-type products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also includes earnings on required capital.

     Group insurance products include life and disability products sold to employers. They also include a block of medical policies which are being underwritten by a national managed care company on policy renewal dates, on an "as-rated" basis. Invested capital formerly assigned to these medical policies is being reinvested in other life insurance products or other reportable segments during 1999 and 2000, as the Company exits the group medical business.

     Reportable segment results were:

                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
Premiums and other considerations......  $  865.4   $1,017.4   $1,080.6   $  910.0   $  756.6
Net investment income..................     766.5      719.2      617.5      459.7      295.3
Total revenues.........................   1,631.9    1,736.6    1,698.1    1,369.7    1,051.9
                                         --------   --------   --------   --------   --------
Policy benefits........................     890.0      992.8    1,057.1      882.8      676.5
Expenses(1)............................     334.7      368.8      345.3      260.7      187.8
                                         --------   --------   --------   --------   --------
Total benefits and expenses............   1,224.7    1,361.6    1,402.4    1,143.5      864.3
                                         --------   --------   --------   --------   --------
Reportable segment results before
  income taxes.........................     407.2      375.0      295.7      226.2      187.6
Provision for income taxes.............     140.4      129.8      102.0       76.6       60.5
                                         --------   --------   --------   --------   --------
Reportable segment results(2)..........  $  266.8   $  245.2   $  193.7   $  149.6   $  127.1
                                         ========   ========   ========   ========   ========

---------------

(1) Expenses include deferrals of deferred acquisition costs and value of business acquired of $222.9, $205.4, $187.3, $114.9 and $80.2, net of amortization of deferred acquisition costs and value of business acquired of $175.2, $151.2, $126.3, $103.1, and $51.3 for the years ended December 31,
    1999, 1998, 1997, 1996, and 1995.
(2) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

     Life Insurance Reportable segment results increased 8.8% in 1999 and 26.6% in 1998. In 1999, individual products contributed a 9.5% increase due to growth of the business in force and expense management, while group products improved only 2.5% as group medical policies continue to decline. In 1998, individual products increased 20.1% over 1997, which included JP Financial for eight months in the prior year. Group products improved 151.6% due to aggressive rate increases and expense management. The following table summarizes Reportable segment results for each product category:

                                                 1999     1998     1997     1996     1995
                                                ------   ------   ------   ------   ------
Individual....................................  $242.3   $221.3   $184.2   $127.7   $ 92.5
Group.........................................    24.5     23.9      9.5     21.9     34.6
                                                ------   ------   ------   ------   ------
Total Life Insurance Products.................  $266.8   $245.2   $193.7   $149.6   $127.1
                                                ======   ======   ======   ======   ======

     JP ceased offering group medical policies on April 1, 1999. A full line of group life and disability policies are still offered through existing distribution channels of JP Life and Guarantee. The following table illustrates amounts included in Life Insurance results for group medical contracts:

                                                               1999     1998      1997
                                                              ------   -------   -------
Premiums and other considerations...........................  $ 39.3   $ 156.0   $ 294.2
Net investment income.......................................     5.1      12.1      15.9
Policy benefits.............................................   (13.5)   (106.8)   (254.7)
Expenses....................................................   (13.2)    (45.8)    (62.2)
                                                              ------   -------   -------
Reportable segment results before taxes.....................  $ 17.7   $  15.5   $  (6.8)
                                                              ======   =======   =======

     The following table summarizes key information for Life Insurance.

                                                                1999      1998      1997
                                                              --------   -------   -------
Annualized Individual life insurance sales..................  $    180   $   178   $   144
Annualized Group life and disability sales..................        14        13        11
Individual traditional insurance premium income.............       187       204       195
Group premium income and equivalents........................       179       452       653
Average UL policyholder fund balances.......................     7,783     7,077     5,788
Average VUL separate account assets.........................       994       710       352
                                                              --------   -------   -------
                                                                 8,777     7,787     6,140
Average total face amount insurance in force -- UL-type
  policies..................................................   101,204    97,738    77,785
Average assets -- Individual products.......................    12,803    11,639     9,187
Average assets -- Group products............................       389       482       523
                                                              --------   -------   -------
                                                                13,192    12,121     9,710

     Life Insurance revenues decreased $104.7 or 6.0% in 1999 because of declines in Group products revenues of $148.8, and increased $38.5 or 2.3% in 1998 due to the JP Financial acquisition, net of Group reductions. Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 3.1% in 1999 and 16.3% in 1998. To a large degree, increases in individual revenues are driven by growth in average policyholder fund balances and separate accounts, which increased 12.7% in 1999 and 26.8% in 1998. Group revenues declined 47.6% in 1999 and 33.9% in 1998, because of actions taken to exit medical insurance.

     Life Insurance traditional insurance premiums declined 33.0% and 23.6% in 1999 and 1998 primarily due to decline in premiums of Group medical products. Individual traditional premiums decreased 8.3% in 1999 as recent sales have been more concentrated among UL type products and improved 4.6% in 1998 due in large part to the acquisition of JP Financial. Group traditional premiums declined 51.6% in 1999 and 36.5% in 1998. Including equivalent premiums on self-insured health policies, group premiums were down 60.4% and 30.8%. Policy charges, which include mortality, expense and surrender charges, improved 1.2% in 1999 and 18.6% in

1998. 1999's increase is a result of a 3.5% growth in average face amount of UL type policies in force, partially offset by a 2.9% decline in the average number of Individual life policies in force as recent sales have been more heavily-weighted toward higher face amount policies. Surrender charges declined 7.0% as a result of improved persistency. 1998's growth is a result of the JP Financial acquisition.

     Investment income on assets assigned to the Life Insurance segment improved 6.6% and 16.5% in 1999 and 1998, following the growth in segment assets. Total portfolio yields remained constant in 1999 and declined slightly in 1998. The portfolio yield on traditional assets declined 11 basis points in 1999 and 12 basis points in 1998 due to the reduction in older duration policies in force. The average investment spread on UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) increased 29 basis points in 1999 to 1.92% and decreased 9 basis points in 1998 to 1.63%. In addition to being impacted by portfolio yields, interest spreads may vary over time due to competitive strategies and changes in product design.

     Policy benefits declined 10.4% in 1999 and 6.1% in 1998, primarily due to Group medical. Traditional policy benefits were 92.2% of premiums in 1999 versus 85.0% and 89.3% in 1998 and 1997. The increase was primarily a result of higher mortality in 1999. The group health incurred loss ratio improved to 41% in 1999 versus 72% and 87% in 1998 and 1997, as claim liabilities are released on the declining block of medical business. During the fourth quarter of 1999, the Company reviewed its claims management and reserving practices for Group disability policies as well as a closed block of Individual disability policies. This review resulted in a reduction of claim reserves which benefited fourth quarter results by $4.5 million, net of taxes, primarily in the closed Individual block. Approximately $2.6 million of this amount had been recorded as a charge during the third quarter of 1999. Policy benefits on UL-type products improved to 6.8% of average policyholder funds and separate accounts in 1999 versus 7.6% in 1998 and 8.2% in 1997. The improvement is due to lower credited rates on policyholder accounts and an increase in VUL separate account assets as a percentage of these liabilities. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

     Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 9.2% in 1999 due to continued aggressive expense management versus an increase of 6.8% in 1998 due to acquisitions. Expenses on individual traditional products were 30.0%, 31.3% and 32.8% of premiums in 1999, 1998 and 1997. For UL-type products, expenses as a percentage of average policyholder funds and separate accounts were 2.75%, 2.97% and 3.14% in 1999, 1998 and 1997. The improvement reflects integration savings from the JP Financial acquisition as well as overall aggressive expense management. For group policies, expenses declined 52.8% in 1999 and 21.3% in 1998. The 1999 decline was due to management actions to maintain profitability, and to lower commissions as revenues declined. As a percentage of premiums and equivalents, total Group expenses increased to 18.4% in 1999 versus 15.4% and 13.6% in 1998 and 1997. As the Group block of business continues to decline, fixed cost reductions did not keep pace with the decline in premiums and equivalents.

     Average Life Insurance assets grew 8.8% in 1999 and 24.8% in 1998. 1999's growth was due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. 1998's increase also included the effect of the JP Financial acquisition. The return on average Life Insurance assets was 2.02%, 2.02% and 1.99% in 1999, 1998 and 1997, as Reportable segment results have grown at a rate consistent with the growth in assets.

  Annuity and Investment Products

     Annuity and Investment Products (AIP) offers its products through financial institutions, independent agents, career agents, investment professionals and broker-dealers. Operating results were:

                                                 1999     1998     1997     1996     1995
                                                ------   ------   ------   ------   ------
Policy charges, premiums and other
  considerations..............................  $ 18.5   $ 17.6   $ 35.1   $ 66.7   $ 49.5
Net investment income.........................   418.4    425.0    429.3    371.1    168.2
Other income..................................    74.4     63.0     35.1      4.2       --
                                                ------   ------   ------   ------   ------
Total revenues................................   511.3    505.6    499.5    442.0    217.7
                                                ------   ------   ------   ------   ------
Policy benefits...............................   306.0    299.0    326.3    317.0    158.2
Expenses......................................   101.9     96.9     75.2     40.9     15.5
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   407.9    395.9    401.5    357.9    173.7
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................   103.4    109.7     98.0     84.1     44.0
Provision for income taxes....................    36.4     38.6     34.5     29.0     14.4
                                                ------   ------   ------   ------   ------
Reportable segment results(1).................  $ 67.0   $ 71.1   $ 63.5   $ 55.1   $ 29.6
                                                ======   ======   ======   ======   ======

---------------

(1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

     Reportable segment results decreased 5.8% in 1999 and increased 12.0% in 1998. The following table summarizes key information for AIP:

                                                               1999     1998     1997
                                                              ------   ------   ------
Fixed annuity receipts......................................  $  858   $  376   $  596
Variable annuity receipts...................................     140      142      103
                                                              ------   ------   ------
                                                                 998      518      699
Average policyholder fund balances..........................   5,630    5,698    5,755
Average separate account policyholder fund balances.........     587      418      243
                                                              ------   ------   ------
                                                               6,217    6,116    5,998
Investment product sales....................................   2,361    1,816    1,110
Average assets..............................................   6,622    6,516    6,253

     Revenues increased 1.1% in 1999 and 1.2% in 1998. Annuity revenues are derived from investment income on segment assets, policy charges and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker-dealer, and related entities. The increases in revenues are primarily driven by increases in average policyholder fund balances including separate accounts, which grew 1.7% in 1999 and 2.0% in 1998. The increases in average fund balances result from interest credited and new receipts less benefits paid and withdrawals. Average fund balances are influenced by the timing of those receipts and payments throughout the year. Fixed annuity receipts increased 128.2% in 1999, primarily in the second half of the year, and decreased 36.9% in 1998. The 1999 increase was due to significant sales increases through independent and career agents and financial institutions of both new and previously-existing products. The decline in 1998 receipts occurred during a lower interest rate environment as fixed rate products were perceived less favorably than other investment alternatives and as potential customers chose variable annuities on the strength of United States equity markets. In total, fixed and variable annuity receipts increased by 92.7% in 1999 and decreased 25.9% in 1998. Fixed annuity benefits and surrenders as a percentage of beginning fund balances were 15.8% in 1999 and 1998 and 15.2% in 1997. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge grows. Other income, which primarily represents concession income earned by JPSC, increased 18.1% in 1999 and 79.5% in 1998, due to higher sales of the Company's variable products and others products such as mutual funds.

     Total AIP benefits and expenses increased 3.0% in 1999 and decreased 1.4% in 1998 primarily in relation to average policyholder fund balances. Policy benefits as a percentage of average policyholder fund balances were 5.4%, 5.2% and 5.7% in 1999, 1998 and 1997. The decline in 1998, as well as the decline in premiums in 1998, was primarily attributable to a reclassification for 1998 of certain single premium annuity products as interest-sensitive rather than traditional products. This reclassification did not affect Reportable segment results. Interest credited represented 5.3% of average policyholder fund balances in 1999 and 5.1% in 1998 and 1997. Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, were 2.14%, 2.11% and 2.13% for 1999, 1998 and 1997. The 1999 increase results from continued effective spread management.

     Total AIP expenses increased 5.2% in 1999 and 28.9% in 1998. General and administrative expenses as a percentage of average invested assets for fixed annuities were 0.24% for 1999 versus 0.23% in 1998 and 0.26% in 1997. Insurance expenses as a percentage of average policyholder fund balances including separate accounts were 1.6%, 1.6% and 1.3% for 1999, 1998 and 1997. The growth in 1999 and 1998 expenses was primarily due to commissions related to broker/dealer operations, similar to the increases in other income. In 1997, expenses included relocating annuity administrative functions to the Greensboro home office.

     Average AIP assets increased 1.6% in 1999 and 4.2% in 1998. AIP posted returns on average assets of 1.01% in 1999, 1.09% in 1998 and 1.02% in 1997. The 1999 decline is primarily attributable to reserve corrections and true-up adjustments to assumptions used in amortizing deferred acquisition costs. The combined earnings of the broker-dealer and related entities, which are included in the segment results, were $4.4, $3.9 and $1.2 for 1999,1998 and 1997.

  Communications

     JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                 1999     1998     1997     1996     1995
                                                ------   ------   ------   ------   ------
Communications revenues.......................  $205.0   $199.8   $195.6   $188.9   $160.7
Operating costs and expenses..................   119.9    124.1    130.6    130.9    112.9
                                                ------   ------   ------   ------   ------
Broadcast cash flow...........................    85.1     75.7     65.0     58.0     47.8
Depreciation and amortization.................    11.4     11.5     11.0      9.3      8.8
Corporate general and administrative
  expenses....................................     5.8      5.1      4.1      3.8      3.0
Net interest expense (income).................     5.0      5.1      5.1     (0.5)    (3.0)
                                                ------   ------   ------   ------   ------
Operating revenue before income taxes.........    62.9     54.0     44.8     45.4     39.0
Provision for income taxes....................    25.3     21.7     17.3     17.2     15.4
                                                ------   ------   ------   ------   ------
Reportable segment results(1).................  $ 37.6   $ 32.3   $ 27.5   $ 28.2   $ 23.6
                                                ======   ======   ======   ======   ======

---------------

(1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

     Reportable segment results increased 16.4% in 1999 and 17.5% in 1998. The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Combined revenues for Radio and Television grew 3.5% and 8.9% in 1999 and 1998. Television experienced strong political revenues in the fourth quarter of 1998, which were not replaced in 1999. Disregarding political revenues, Radio and Television grew 5.4% and 7.1% in 1999 and 1998. Radio experienced strong revenue growth in 1999 and 1998, resulting from increased demand for local advertising. Two of the television stations are CBS affiliates and benefited from robust winter Olympic related advertising during first quarter 1998. However, Television revenues declined for much of 1999 and 1998 as national agency sales continued to be sluggish, consistent with a nationwide trend. There was slight improvement in Television national sales in the fourth quarter of 1999, though local sales continued to be off in some markets.

     Revenue from Sports operations decreased 1.1% in 1999 and 25.6% in 1998. The decline in 1999 results from the sale of certain entertainment production activities, which improved profitability. 1998's decline was due to a non-recurring sporting event held in the first quarter of 1997 and a decrease in collegiate-related basketball sales in 1998.

     Broadcast cash flow grew by 12.4% and 16.5% in 1999 and 1998, as a result of the strong growth of the broadcast properties, particularly Radio in both years and Sports in 1999.

     Total expenses declined 2.6% and 3.4% in 1999 and 1998. Expenses as a percent of communication revenues were 66.9%, 70.4% and 74.5% for 1999, 1998 and 1997. The declines are attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business, and expense management.

  Corporate and Other

     The following table summarizes results for this segment.

                                                   1999     1998     1997     1996     1995
                                                  ------   ------   ------   ------   ------
Earnings on investments.........................  $122.6   $ 95.1   $ 87.1   $ 84.0   $ 87.2
Interest expense on debt and Exchangeable
  Securities....................................   (31.3)   (33.1)   (26.9)   (24.2)    (7.9)
Operating expenses..............................   (15.8)   (23.3)   (18.6)   (19.2)   (17.8)
Federal and state income tax expense............   (18.4)    (1.3)    (3.5)   (10.3)   (19.7)
                                                  ------   ------   ------   ------   ------
                                                    57.1     37.4     38.1     30.3     41.8
Dividends on Capital Securities and mandatorily
  redeemable preferred stock....................   (24.5)   (25.7)   (25.7)    (3.4)     (.9)
                                                  ------   ------   ------   ------   ------
Reportable segment results(1)...................    32.6     11.7     12.4     26.9     40.9
Realized investment gains, net..................    65.5     58.0     73.4     30.7     33.1
                                                  ------   ------   ------   ------   ------
Reportable segment results, including realized
  gains.........................................  $ 98.1   $ 69.7   $ 85.8   $ 57.6   $ 74.0
                                                  ======   ======   ======   ======   ======

---------------

(1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

     The following table summarizes assets assigned to this segment at the end of each year.

                                                               1999     1998     1997
                                                              ------   ------   ------
Parent company, passive investment companies and Corporate
  line assets of insurance subsidiaries.....................  $1,719   $1,978   $1,582
Unrealized gain (loss) on fixed interest investments........    (231)     352      262
Co-insurance receivables on acquired blocks.................   1,267    1,904    2,061
Employee benefit plan assets................................     350      448      369
Goodwill arising from insurance acquisitions................     267      192      187
Other.......................................................     315      168      243
                                                              ------   ------   ------
          Total.............................................  $3,687   $5,042   $4,704
                                                              ======   ======   ======

     Total assets for the Corporate and Other segment decreased 26.9% in 1999 and increased 7.2% in 1998. 1999's decline occurred primarily due to surrenders of 100% co-insured COLI policies and changes in market values of available for sale securities and employee benefit plan assets. Unrealized gains and losses on all available for sale equity and fixed income securities are assigned to this segment. Those values declined $743 during 1999 and increased $80 during 1998. The 1999 decline resulted from increases in market interest rates and declines in market values of financial services stocks. 1998's increase in total segment assets occurred primarily due to retention of earnings less capital reinvested in the Life Insurance and AIP segments.

     Reportable segment results increased 178.6% in 1999 and decreased 5.6% in 1998. Investment earnings improved 28.9% in 1999 and 9.2% in 1998 due to the accumulation of corporate capital, and increased income on equity method investments during 1999. Operating expenses, which decreased 32.2% in 1999 and increased 25.3% in 1998, vary with the level of Corporate activities. Additionally, 1998's operating expenses included $5.5 one-time costs associated with promoting the new brand name and recording surplus furniture and equipment at net realizable values. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. Federal and state income taxes increased $17.1 in 1999 due to higher operating results as well as changes in effective tax rates on assets assigned to this segment. 1998's taxes declined $2.2 in relation to the decline in operating results as well as changes in effective tax rates.

     The results of this segment may vary from year to year due to expenses associated with strategic activities, income recorded on equity method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     JP's primary resources are investments related to its Life Insurance and AIP segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

     Total assets increased $2,108 or 8.7% in 1999. This growth resulted from the acquisition of Guarantee, increases in Separate Account assets and policyholder contract deposits, and cash provided by operating activities. These favorable influences were offset by declines in the market values of available for sale investments, a $655 decline related to business that is 100% coinsured to a third party, cash dividends and share repurchases. Total assets increased $1,207 or 5.2% in 1998 due to increases in Separate Account assets and policyholder contract deposits, increases in market values of available for sale investments and cash provided by operating activities.

     The Life Insurance and AIP segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). Amounts deferred were $1,091 and $844 at December 31, 1999 and 1998, an increase of 29.3%. The increase was caused partly by the effect of changes in unrealized gains on available for sale investments. Without this effect, DAC increased 16.3% due to strong sales of UL-type and fixed annuity products.

     Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA of $949 at December 31, 1999 includes $206 attributable to the Guarantee acquisition. At December 31, 1998 VOBA was $568. Excluding Guarantee, VOBA increased 30.8%, primarily as a result of changes in unrealized gains on available for sale investments. Note 6 contains rollforwards of DAC and VOBA and is incorporated by reference.

     Goodwill (the cost of acquired businesses in excess of the fair value of net assets) was $303 and $229 at December 31, 1999 and 1998, with the net increase due to the Guarantee acquisition, which added $81. Goodwill as a percentage of shareholders' equity was 11.0% and 7.5% at year end 1999 and 1998.

     Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

     At December 31, 1999 and 1998, JP had reinsurance receivables of $ 1,057 and $1,072 and policy loans of $192 and $831 which are related to the businesses of AH Life that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during the three years ended December 31, 1999.

CAPITAL RESOURCES

  Stockholders' Equity

     JP's capital adequacy is illustrated by the following table.

                                            1999      1998      1997      1996      1995
                                           -------   -------   -------   -------   -------
Total assets.............................  $26,446   $24,338   $23,131   $17,562   $16,478
Total stockholders' equity...............    2,753     3,052     2,732     2,297     2,156
Ratio of stockholders' equity to
  assets.................................     10.4%     12.5%     11.8%     13.1%     13.1%

     The ratio of capital to assets has declined, primarily due to assets acquired through purchases of insurance entities for cash. Stockholders' equity declined $462 in 1999 and increased $53 in 1998 due to changes in values of available for sale securities. Additionally, $183 in 1999 and $33 in 1998 was utilized to purchase common shares outstanding.

     JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, which would be expected to produce higher returns over time.

     The Life Insurance and AIP segments are subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled the major life insurance affiliates to attain the following claims paying ratings:

                                                   JP LIFE   AH LIFE   JP FINANCIAL   GUARANTEE
                                                   -------   -------   ------------   ---------
A.M. Best........................................    A++       A++         A++             A
Standard & Poor's................................    AAA       AAA         AAA           n/a
Duff and Phelps..................................    AAA       AAA         AAA           n/a

  Debt and Exchangeable Securities

     Commercial paper outstanding was $361 and $289 at December 31, 1999 and 1998 with weighted average interest rates of 5.80% and 5.61%. The maximum amount outstanding during 1999 and 1998 was $369 and $302.

     JP has sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. The maximum amounts outstanding were $515 and $290 during 1999 and 1998. The securities involved had a fair value and amortized cost of $530 and $531, and $303 and $287, as of year end 1999 and 1998.

     At December 31, 1999 and 1998, the Company had $290 and $327 Exchangeable securities and other debt outstanding, including $137 and $143 Mandatorily Exchangeable Debt Securities (MEDS) and $152 and $182 Automatic Common Exchange Securities (ACES). Additionally, $300 of Guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) were outstanding at December 31, 1999 and 1998. These are further described in Notes 8 and 9 which are incorporated by reference. At maturity of the ACES (January 21, 2000), the Company repaid security holders in cash, commercial paper proceeds of $146.

     In the fourth quarter 1999, the Company used operating cash flows, proceeds from commercial paper issues and borrowings under repurchase agreements to finance the Guarantee acquisition and purchase common shares outstanding. Certain of those borrowings were made by subsidiaries. At December 31, 1999 and 1998 net advances from (to) subsidiaries were $329 and ($121). While the Company has no commitments for additional financing, additional funds may be borrowed to finance acquisitions or for other corporate purposes.

LIQUIDITY

     Liquidity requirements are met primarily by positive cash flows from the operations of subsidiaries. Overall sources of liquidity are sufficient to satisfy operating requirements. Primary sources of cash from the insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, and income taxes. Primary sources of cash from the Communications operations are revenues from advertising. Primary uses of cash include payment of agency commissions, cost of sales, operating expenses and income taxes.

     Cash provided by operations in 1999, 1998 and 1997 was $481, $438 and $561. The 1999 increase reflects growth in the Company's business segments as reflected in net income. 1998's decrease occurred as a result of a decline in Group medical policies in force and a shift from traditional products (which are reflected in operating cash flows) to UL-type product receipts, (which are reflected in financing cash flows).

     Net cash used in investing activities was $1,111, $719 and $1,218 in 1999, 1998 and 1997. 1999 and 1997 included acquisitions of subsidiaries, net of cash received.

     Net cash provided by financing activities was $671, $293 and $561 in 1999, 1998 and 1997. Cash inflows from policyholder contract deposits net of withdrawals were $704, $318 and $374. The 1999 increase is a result of higher annuity sales, lower withdrawals of policyholder funds, and higher UL-type contract receipts due to the shift from traditional to UL-type business. 1998's net policyholder receipts were lower due to lower annuity sales and higher annuity withdrawals in a very competitive interest rate environment. Net commercial paper borrowings (repayments) of $303, $201 and ($138) in 1999, 1998 and 1997 were primarily related to the Guarantee acquisition in 1999, asset/liability management strategies in 1998 and issuance of Capital Securities and Exchangeable Debt in 1997.

     To meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total cash dividends paid by subsidiaries were $279 in 1999, $235 in 1998 and $391 in 1997. JP Life and AH Life were the primary sources of these dividends. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. Approximately 78% of the amount of dividends planned from life subsidiaries for 2000 will require regulatory approval, based on the timing of those payments. The Company has no reason to believe that such approval will be withheld.

     Cash and short-term investments were $62, $21 and $9 at December 31, 1999, 1998 and 1997. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $446, $538 and $564. These securities, which include the $289 (at December 31, 1999) of Bank of America Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

     Total debt and equity securities available for sale at December 31, 1999 and 1998 were $12,568 and $11,907.

  Investments

     JP's strategy for managing the insurance investment portfolio is to dependably meet pricing assumptions while achieving the highest possible after-tax returns over the long term. Cash flows are invested primarily in fixed income securities. The nature and quality of investments held by insurance subsidiaries must comply with state regulatory requirements. The Company has a formal investment policy that governs overall quality and diversification.

     JP held the following carrying amounts of investments:

                                                    DECEMBER 31, 1999      DECEMBER 31, 1998
                                                    ------------------     ------------------
Publicly-issued bonds.............................   $11,943       61%      $11,356       60%
Privately-placed bonds............................     3,220       16         3,131       16
Commercial mortgage loans.........................     2,543       13         1,969       10
Common stock......................................       730        4           931        5
Policy loans......................................       906        5         1,439        8
Preferred stock...................................        26       --            34       --
Real estate.......................................       133        1            86        1
Other.............................................        35       --            32       --
Cash and equivalents..............................        62       --            21       --
                                                     -------      ---       -------      ---
          Total...................................   $19,598      100%      $18,999      100%
                                                     =======      ===       =======      ===

     The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements is expected to continue to result in increasing percentages of private placements and commercial mortgage loans.

     JP's Investment Policy Statement requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A1". The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The Company monitors "higher risk" investments for compliance with the Policy and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in foreclosure are carried at the net present value of expected future cash flows. The Company has a reserve for impaired mortgage loans, which was $30 and $31 at December 31, 1999 and 1998.

     Carrying amounts of investments categorized as "higher risk" assets were:

                                                   DECEMBER 31, 1999     DECEMBER 31, 1998
                                                   -----------------     -----------------
Bonds near or in default.........................  $     5       --%     $     5       --%
Bonds below investment grade.....................      764      3.9          659      3.5
Mortgage loans 60 days delinquent or in
  foreclosure....................................       --       --            3       --
Mortgage loans restructured......................        9      0.1           10      0.1
Foreclosed properties............................       --       --            3       --
                                                   -------    -----      -------    -----
Sub-total, "higher risk assets"..................      778      4.0          680      3.6
All other investments............................   18,820     96.0       18,319     96.4
                                                   -------    -----      -------    -----
          Total cash and investments.............  $19,598    100.0%     $18,999    100.0%
                                                   =======    =====      =======    =====

     The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Actual use of derivatives has been limited to managing well-defined interest rate risks. Interest rate swaps with a notional value of $186, $186 and $200 were open as of December 31, 1999, 1998 and 1997. There were no terminations of derivative financial instruments in 1999, 1998 or 1997. Potential termination of these arrangements as of December 31, 1999 under then current interest rates would result in a potential loss of $1, which would be amortized over the remaining life of the hedged asset or liability.

     Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:

                                                               1999        1998
                                                              ------      ------
Federal agency issued CMO's.................................  $2,498      $2,728
Corporate private-labeled CMO's.............................   1,838       1,706
                                                              ------      ------
          Total.............................................  $4,336      $4,434
                                                              ======      ======

     The Company's investment strategy with respect to CMO's focuses on actively traded less volatile issues that produce relatively stable cash flows. The majority of CMO holdings are sequential and PAC tranches of federal agency issuers. The CMO portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

  Year 2000 Issue

     The Company did not experience any significant system failures due to the inability of its systems or vendor provided equipment and services to distinguish between dates in the 1900's and in the 2000's.

     The Company began work on the Year 2000 compliance issue in 1995 and completed remediation and certification of all systems prior to December 31, 1999. The Company also received written documentation for most vendor-provided equipment, systems and critical services. From inception of the project through December 31, 1999, the Company incurred external costs of $10.7 and internal costs of $9.9. Previously-estimated costs to monitor and implement contingency plans were not necessary and provisions for emergency remediation were not required as no significant interruptions were experienced. Since the beginning of the project, costs incurred to remediate and certify systems were charged to specific business segments and expensed as incurred. There has not been a material adverse impact on the Company's operations as a result of IT projects being deferred due to resource constraints caused by the Year 2000 project.

MARKET RISK EXPOSURES

     Since JP's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks. During 1999, 10 year U.S. Treasury rates increased 179 basis points versus a decline of 110 basis points in 1998. These forces contributed to a decrease in unrealized gains on securities available for sale of $462 in 1999 versus an increase of $53 in 1998. In 1999, risk premiums over rates that could otherwise be earned on US Treasury securities remained favorable for investors in response to heavy corporate debt issuance, especially during the first three quarters. In 1998, risk premiums widened significantly in the third and fourth quarters.

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

     The Company employs various methodologies to manage its exposure to interest rate risks. The asset/liability management process focuses primarily on the management of interest rate risk of the Company's insurance operations. JP monitors the duration of insurance liabilities compared to the duration of assets backing the insurance lines, giving measurement to the optionality of cash flows. The Company's goal in such analysis is to prudently balance profitability and risk for each insurance product category, and for the Company as a whole. At December 31, 1999 and 1998, 87% and 88% of policy liabilities related to interest-sensitive portfolios.

     The Company also considers the timing of cash flows arising from market risk sensitive instruments (other than trading) and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments (other than trading) include debt and equity securities available for sale and held to maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps, debt, and Exchangeable Securities. The following table shows the estimated impact that various hypothetical interest rate scenarios would be expected to have on the Company's earnings for a calendar year, based on the assumptions contained in the Company's model. Management believes that its analysis of the effects of 100 basis point increases and decreases utilized in the sensitivity analysis below reflect reasonably possible near term changes in interest rates as of December 31, 1999 and 1998. The change in these estimates was due primarily to differences in the yield curves and in the sensitivities they introduced to the Company's model.

                                                               INCREMENTAL
                                                                  INCOME
                                                                  (LOSS)
                                                              --------------
CHANGE IN INTEREST RATE                                       1999      1998
-----------------------                                       ----      ----
+ 100 basis points..........................................  $(6)      $(8)
+ 50 basis points...........................................   (3)       (4)
-50 basis points............................................    8         4
-100 basis points...........................................    3         6

     These estimates were derived by modeling estimated cash flows of the Company's market risk sensitive instruments and insurance portfolios. Changes in interest rates illustrated above assume parallel shifts in the yield curve graded pro-rata over four quarters. Incremental income or loss is net of taxes at 35%. Estimated cash flows produced in the model assume reinvestments representative of JP's current investment strategy and calls/prepayments include scheduled maturities as well as those expected to occur when issuers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates among insurance portfolios give consideration to relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on the Company's existing business in force as of December 31, 1999 and does not consider new sales of life and annuity products or the potential impact (as discussed above) of interest rate fluctuations on sales.

     The Company is exposed to equity price risk on its equity securities (other than trading). JP holds common stock with a fair value of $730. Approximately $417 of such value is represented by investments in a single issuer, Bank of America Corporation (BankAmerica). The Company's Exchangeable Securities are exchangeable into shares of BankAmerica common stock. Had the Exchangeable Securities been redeemed as of year end, the redemption value would have been $289 (see Note 8). Management believes that a hypothetical 10% decline in the equity market is reasonably possible in the near term. If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 10%, the fair value of the Company's common stock and Exchangeable Securities would change as follows:

                                                                  FAVORABLE (UNFAVORABLE)
                                                                    CHANGE IN FAIR VALUE
                                                                  -----------------------
                                                                    1999           1998
                                                                    ----           ----
BankAmerica common stock....................................        $(42)          $(50)
Exchangeable Securities.....................................          28             27
                                                                    ----           ----
                                                                     (14)           (23)
Remaining equity securities.................................         (32)           (45)
                                                                    ----           ----
Total change in fair values.................................        $(46)          $(68)
                                                                    ====           ====

     Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 18 presents additional disclosures concerning fair values of financial assets and financial liabilities, and is incorporated by reference.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

     JP operates within the United States financial services and communications market sectors, which are both subject to general economic conditions. During 1999 and 1998, the U.S. economy continued to grow without adverse inflationary pressures. Recently, inflationary concerns over skilled labor shortages and record equity market returns have prompted the Federal Reserve to become more active in monetary policy, resulting in a higher interest rate environment and an inverted yield curve. The Company's operations are impacted over the longer term by demographic shifts, global markets, technological innovation and overall capital market volatility. These forces impact JP in various ways such as demand for its insurance products and advertising revenues, competition from other financial services providers, competition from emerging technologies for television and radio advertising, competition for new investments, debt costs, mergers and consolidations within the financial services and communications sectors, and costs inherent in administering complex financial products.

  Regulatory and Legal Environment

     The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations, sales of business lines and marketing arrangements with other financial services providers. These activities have been driven by a need to reduce costs of distribution and to increase economies of scale in the face of growing competition from larger insurers, banks, securities brokers, mutual funds and other non-traditional competitors. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, intended to modernize the regulatory framework for financial services in the United States and allow insurance companies, banks and securities firms to affiliate under Financial Holding Companies. The passage of this law, combined with changing demographics, technological advances and customer expectations for one-stop shopping, are expected to result in further strategic alignments within the financial services industry. JP continues to analyze its options within this environment for increasing distribution and improving economies of scale.

     The Clinton Administration recently released its 2001 budget proposals, which included revenue-raising provisions estimated at $12.9 billion aimed at life insurers and their policyholders. These include re-proposals of measures from the prior year that were not ultimately included in tax legislation, as well as several new proposals. In addition, the Administration's budget contains several retirement savings proposals, which could benefit financial services providers. It is not possible to predict the outcome or financial impact of the Administration's proposals.

     Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The NAIC has completed the process of codifying SAP to promote standardization of methods, and is encouraging each state to adopt Codification as soon as possible, with a proposed implementation date of January 1, 2001. Related statutory accounting changes are not expected to significantly impact the Company's statutory capital requirements, although they are expected to reduce levels of statutory capital industry wide.

     Assessments by state guaranty associations are made to cover losses to policyholders of insolvent or rehabilitated insurance companies. Assessments may be partially recovered through a reduction in future premium taxes in most states. The Company has accrued for expected assessments net of estimated future premium tax deductions.

     In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages have occurred. See Note 19, which is incorporated by reference, for discussion of the Company's contingent liabilities.

  Environmental Liabilities

     JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate and Communications subsidiaries. Actual loss experience has been minimal and exposure to environmental losses is considered by the Company to be insignificant.

  Accounting Pronouncements

     See Note 2, which is incorporated by reference.

 Forward-looking information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions, including anticipated expense savings and operating efficiencies from the integration of Guarantee, and for growth in sales of products through all distribution channels; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information under the heading "Market Risk Exposures" in MD&A is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1999        1999         1999            1999
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 626      $ 612         $ 609          $ 613
Realized investment gains..........................       44         27            27              3
                                                       -----      -----         -----          -----
Revenues...........................................      670        639           636            616
Benefits and expenses..............................      466        452           452            440
Provision for income taxes.........................       71         63            62             60
                                                       -----      -----         -----          -----
Net income.........................................      133        124           122            116
Dividends on Capital Securities and preferred
  stock............................................        6          6             6              7
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 127      $ 118         $ 116          $ 109
                                                       =====      =====         =====          =====
Per share of common stock..........................    $1.20      $1.11         $1.10          $1.05
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $1.19      $1.10         $1.09          $1.04
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $0.93      $0.94         $0.94          $1.03
                                                       =====      =====         =====          =====

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1998        1998         1998            1998
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 654      $ 632         $ 616          $ 615
Realized investment gains..........................       43         18            33             (1)
                                                       -----      -----         -----          -----
Revenues...........................................      697        650           649            614
Benefits and expenses..............................      521        488           468            463
Provision for income taxes.........................       57         54            66             49
                                                       -----      -----         -----          -----
Net income.........................................      119        108           115            102
Dividends on Capital Securities and preferred
  stock............................................        7          6             6              7
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 112      $ 102         $ 109          $  95
                                                       =====      =====         =====          =====
Per share of common stock..........................    $1.05      $0.95         $1.03          $0.91
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $1.04      $0.94         $1.02          $0.90
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $0.79      $0.85         $0.85          $0.90
                                                       =====      =====         =====          =====

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

     We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Greensboro, North Carolina
February 4, 2000

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1999           1998
                                                              -------        -------
                                                                (DOLLAR AMOUNTS IN
                                                                 MILLIONS EXCEPT
                                                                SHARE INFORMATION)
                                       ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost 1999 -- $12,235;
    1998 -- $10,500)........................................  $11,831        $10,958
  Debt securities held to maturity, at amortized cost (fair
    value 1999 -- $3,259;
    1998 -- $3,699).........................................    3,351          3,545
  Equity securities available for sale, at fair value (cost
    1999 -- $98; 1998 -- $94)...............................      737            949
  Mortgage loans on real estate.............................    2,543          1,969
  Policy loans..............................................      906          1,439
  Real estate...............................................      133             86
  Other investments.........................................       35             32
                                                              -------        -------
         Total investments..................................   19,536         18,978
Cash and cash equivalents...................................       62             21
Accrued investment income...................................      266            241
Due from reinsurers.........................................    1,576          1,342
Deferred policy acquisition costs and value of business
  acquired..................................................    2,040          1,412
Cost in excess of net assets acquired.......................      303            229
Assets held in separate accounts............................    2,272          1,754
Other assets................................................      391            361
                                                              -------        -------
                                                              $26,446        $24,338
                                                              =======        =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits....................................  $ 2,715        $ 2,062
  Policyholder contract deposits............................   15,938         14,996
  Dividend accumulations and other policyholder funds on
    deposit.................................................      307            184
  Policy and contract claims................................      235            179
  Other.....................................................      248            246
                                                              -------        -------
         Total policy liabilities...........................   19,443         17,667
Debt:
  Commercial paper and revolving credit borrowings..........      361            289
  Exchangeable Securities and other debt....................      290            327
Securities sold under repurchase agreements.................      523            292
Currently payable income taxes..............................       36             43
Deferred income tax liabilities.............................       87            301
Liabilities related to separate accounts....................    2,272          1,754
Accounts payable, accruals and other liabilities............      381            310
                                                              -------        -------
         Total liabilities..................................   23,393         20,983
                                                              -------        -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated
  debentures ("Capital Securities").........................      300            300
Mandatorily redeemable preferred stock......................       --              3
Stockholders' equity:
  Common stock and paid in capital, par value $1.25 per
    share: authorized 350,000,000
    shares; issued and outstanding 1999 -- 103,344,685
    shares; 1998 -- 105,896,185 shares......................      129            133
  Retained earnings.........................................    2,358          2,191
  Accumulated other comprehensive income -- net unrealized
    gains on securities.....................................      266            728
                                                              -------        -------
                                                                2,753          3,052
                                                              -------        -------
                                                              $26,446        $24,338
                                                              =======        =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                 (DOLLAR AMOUNTS IN
                                                                  MILLIONS EXCEPT
                                                                 SHARE INFORMATION)
REVENUE
Premiums and other considerations...........................  $  903   $1,049   $1,135
Net investment income.......................................   1,272    1,202    1,103
Realized investment gains...................................     101       93      111
Communications sales........................................     204      198      194
Other.......................................................      81       68       35
                                                              ------   ------   ------
          Total revenues....................................   2,561    2,610    2,578
                                                              ------   ------   ------
BENEFITS AND EXPENSES
Insurance and annuity benefits..............................   1,208    1,307    1,399
Insurance commissions, net of deferrals.....................      93       84       54
General and administrative expenses, net of deferrals.......     131      177      181
Insurance taxes, licenses and fees..........................      58       52       50
Amortization of policy acquisition costs and value of
  business acquired.........................................     200      196      172
Communications operations...................................     120      124      131
                                                              ------   ------   ------
          Total benefits and expenses.......................   1,810    1,940    1,987
                                                              ------   ------   ------
Income before income taxes..................................     751      670      591
Income taxes................................................     256      226      195
                                                              ------   ------   ------
Net income..................................................     495      444      396
Dividends on Capital Securities and preferred stock.........      25       26       26
                                                              ------   ------   ------
Net income available to common stockholders.................  $  470   $  418   $  370
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS.......  $ 4.46   $ 3.94   $ 3.49
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS -- ASSUMING DILUTION.........................  $ 4.42   $ 3.91   $ 3.47
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ACCUMULATED OTHER
                                                                      COMPREHENSIVE
                              COMMON STOCK                            INCOME -- NET              TOTAL
                                  AND              RETAINED          UNREALIZED GAINS        STOCKHOLDERS'
                            PAID IN CAPITAL        EARNINGS           ON SECURITIES              EQUITY
                            ----------------   -----------------   --------------------   --------------------
                                          (DOLLAR AMOUNTS IN MILLIONS EXCEPT SHARE INFORMATION)
BALANCE, JANUARY 1,
  1997....................        $ 88              $1,708                 $501                  $2,297
  Net income..............          --                 396                   --                     396
  Other comprehensive
     income...............          --                  --                  174                     174
                                                                                                 ------
  Comprehensive income....                                                                          570
  Common dividends $1.07
     per share............          --                (114)                  --                    (114)
  Preferred dividends.....          --                 (26)                  --                     (26)
  Common stock issued.....           5                  --                   --                       5
                                  ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  1997....................          93               1,964                  675                   2,732
  Net income..............          --                 444                   --                     444
  Other comprehensive
     income...............          --                  --                   53                      53
                                                                                                 ------
  Comprehensive income....                                                                          497
  Common dividends $1.18
     per share............          --                (125)                  --                    (125)
  Preferred dividends.....          --                 (26)                  --                     (26)
  Common stock issued.....           6                  --                   --                       6
  Common stock
     reacquired...........         (10)                (22)                  --                     (32)
  Three-for-two common
     stock split..........          44                 (44)                  --                      --
                                  ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  1998....................         133               2,191                  728                   3,052
  Net income..............          --                 495                   --                     495
  Other comprehensive
     income...............          --                  --                 (462)                   (462)
                                                                                                 ------
  Comprehensive income....                                                                           33
  Common dividends $1.32
     per share............          --                (138)                  --                    (138)
  Preferred dividends.....          --                 (25)                  --                     (25)
  Common stock issued.....          15                  --                   --                      15
  Common stock
     reacquired...........         (19)               (165)                  --                    (184)
                                  ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  1999....................        $129              $2,358                 $266                  $2,753
                                  ====              ======                 ====                  ======

                See Notes to Consolidated Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $   495    $   444    $   396
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Change in policy liabilities other than deposits..........        (6)       (39)        66
  Credits to policyholder accounts, net.....................       120        125        179
  Deferral of policy acquisition costs, net.................      (145)      (106)      (112)
  Change in receivables and asset accruals..................        (9)       (45)        38
  Change in payables and expense accruals...................        33         68        (28)
  Realized investment gains.................................      (101)       (93)      (111)
  Depreciation and amortization.............................        37         45         45
  Amortization of value of business acquired, net...........        60         48         26
  Other.....................................................        (3)        (9)        62
                                                               -------    -------    -------
    Net cash provided by operating activities...............       481        438        561
                                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
  Sales.....................................................       835        465      1,614
  Maturities, calls and redemptions.........................       986        884        462
  Purchases.................................................    (2,550)    (2,033)    (2,199)
Securities held to maturity:
  Sales.....................................................         7         13         10
  Maturities, calls and redemptions.........................       495        495        377
  Purchases.................................................       (18)      (267)      (297)
Repayments of mortgage loans................................       139        168        123
Mortgage loans originated...................................      (602)      (427)      (507)
Increase in policy loans, net...............................       (29)       (20)       (33)
Acquisitions of subsidiaries, net of cash received..........      (344)        --       (758)
Purchase of intangibles.....................................        --         --        (15)
Other investing activities, net.............................       (30)         3          5
                                                               -------    -------    -------
         Net cash used in investing activities..............    (1,111)      (719)    (1,218)
                                                               -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder contract deposits..............................     2,249      1,688      1,610
Withdrawals of policyholder contract deposits...............    (1,545)    (1,370)    (1,236)
Borrowings under short-term credit facilities...............     8,167      5,155      2,709
Repayments under short-term credit facilities...............    (8,094)    (5,151)    (2,699)
Issuance of Capital Securities..............................        --         --        300
Issuance of Exchangeable Securities and other debt..........        --         --        150
Proceeds (payments) from securities sold under repurchase
  agreements................................................       230        197       (148)
Cash dividends paid.........................................      (160)      (149)      (129)
Common stock transactions, net..............................      (173)       (27)         4
Redemption of mandatorily redeemable preferred stock........        (3)       (50)        --
                                                               -------    -------    -------
    Net cash provided by financing activities...............       671        293        561
                                                               -------    -------    -------
    Net increase (decrease) in cash and cash equivalents....        41         12        (96)
Cash and cash equivalents, beginning........................        21          9        105
                                                               -------    -------    -------
Cash and cash equivalents, ending...........................   $    62    $    21    $     9
                                                               =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid...........................................   $   191    $   169    $   158
                                                               =======    =======    =======
Interest paid...............................................   $    41    $    37    $    38
                                                               =======    =======    =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT SHARE INFORMATION)
                               DECEMBER 31, 1999

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT TRANSACTIONS

NATURE OF OPERATIONS

     Jefferson-Pilot Corporation (the Company) operates in the life insurance and communications industries. Life insurance, accident, disability and annuity products are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries:
Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), Jefferson Pilot Financial Insurance Company and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company
(JPLA), collectively referred to as JP Financial, and Guarantee Life Insurance Company (GLIC). Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

BUSINESS ACQUISITIONS

     On December 30, 1999, the Company acquired The Guarantee Life Companies Inc. and its subsidiaries, including Guarantee Life Insurance Company, collectively referred to as Guarantee. Guarantee's operations include group and worksite marketed non-medical products, including term life and disability products marketed through regional group offices. Guarantee also brings a substantial block of individual insurance products, principally universal life. The cost of the acquisition consisted of $298 cash paid, plus other acquisition expenses. In addition, the Company assumed outstanding debt of Guarantee of $123. The Company financed the acquisition through the issuance of commercial paper and through proceeds from repurchase agreements. The acquisition was accounted for using the purchase method. Because the acquisition took place on December 30, none of Guarantee's results of operations are included in the consolidated income statement for 1999. The allocation of the purchase price was made based on preliminary estimates of the fair value of Guarantee's tangible and identifiable intangible assets and liabilities and of the related tax bases of assets and liabilities, and is subject to change. The acquisition resulted in $81 of cost in excess of net assets acquired (i.e. goodwill) and $206 of value of business acquired. This goodwill is being amortized over 35 years. Pro forma financial information for this acquisition has not been presented, as the pro forma impact on consolidated operations is not significant.

     In May 1997, the Company acquired JP Financial. JP Financial's operations, principally universal life, variable universal life and term insurance, are conducted nationwide. Jefferson Pilot Securities Corporation is a full service NASD registered broker-dealer. The cost of the acquisition consisted of $775 cash paid, plus other acquisition expenses. The $775 was financed through the liquidation of invested assets, various securities offerings (see Notes 8 and 9) and the issuance of commercial paper. The acquisition was accounted for using the purchase method. JP Financial's results of operations from May 1, 1997 forward are included in the accompanying consolidated financial statements. The acquisition resulted in $163 of goodwill and $494 of value of business acquired. This goodwill is being amortized over 35 years.

     The following pro-forma financial information has been prepared assuming that the acquisition of JP Financial had taken place at the beginning of 1997:

                                                               1997
                                                              ------
Revenue.....................................................  $2,690
Net income available to common stockholders.................     335
Net income per common share.................................    3.16
Net income per common share -- assuming dilution............    3.14

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     In January 1997, JPCC purchased substantially all of the broadcast assets of a radio station in Denver, Colorado for $15 in cash. This acquisition resulted in cost in goodwill of $14 and was accounted for as a purchase.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from GAAP financial statements. See Note 12. All share and per share amounts have been restated to give retroactive effect to the April 1998 three-for-two common stock split. See
Note 10.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Estimates are inherently subject to change and actual results could differ from the estimates. Reported amounts and disclosures that require extensive use of estimates include asset valuation allowances, policy liabilities, deferred policy acquisition costs, value of business acquired and the potential effects of resolving litigated matters.

CASH AND CASH EQUIVALENTS

     The Company includes with cash and cash equivalents its holdings of highly liquid investments which mature within three months of acquisition.

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

MORTGAGE AND POLICY LOANS

     Mortgage loans on real estate are stated at unpaid balances, net of estimated unrecoverable amounts. In addition to a general estimated allowance, an allowance for unrecoverable amounts is provided when a mortgage loan becomes impaired. Mortgage loans are considered impaired when it becomes probable the Company will be unable to collect the total amounts due, including principal and interest, according to contractual terms. The impairment is measured based upon the present value of expected cash flows discounted at the effective interest

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES rate on both a loan by loan basis and by measuring aggregated loans with similar risk characteristics. Interest on mortgage loans is recorded until collection is deemed improbable. Policy loans are stated at their unpaid balances.

REAL ESTATE AND OTHER INVESTMENTS

     Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $41 and $39 at December 31, 1999 and 1998. Other investments are stated at equity, or the lower of cost or market, as appropriate.

PROPERTY AND EQUIPMENT

     Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $148 and $144 at December 31, 1999 and 1998.

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

     The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of realized gains and losses and the effects of unrealized gains or losses on debt securities classified as available for sale. Both deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts. No impairment adjustments have been reflected in the results of operations for any year presented.

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $29 and $21 at December 31, 1999 and 1998. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

SEPARATE ACCOUNTS

     Separate account assets and liabilities represent funds segregated for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, which are equal, are recorded at fair value.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

     Premiums on accident and health, and disability insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired coverage terms.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

STOCK BASED COMPENSATION

     The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for stock option awards when the option price is not less than the market value of the stock at the date of award.

INCOME TAXES

     The Company and most of its subsidiaries file a consolidated life/nonlife federal income tax return. Currently, AH Life, JP Financial and Guarantee each file separate consolidated returns with their respective subsidiaries. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

RECLASSIFICATIONS

     Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentations adopted in the current year. These reclassifications have no effect on net income available to common stockholders or stockholders' equity of the prior years.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company will adopt SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the limited nature of the Company's use of derivatives and hedging activities, adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3.  INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
NUMERATOR:
  Net income....................................  $       495   $       444   $       396
  Dividends on Capital Securities and preferred
     stock......................................           25            26            26
                                                  -----------   -----------   -----------
  Numerator for net income per share and net
     income per share -- assuming dilution --Net
     income available to common stockholders....  $       470   $       418   $       370
                                                  ===========   ===========   ===========
DENOMINATOR:
  Denominator for net income per
     share -- weighted-average shares
     outstanding................................  105,150,109   106,134,031   106,216,997
  Effect of dilutive securities:
     Employee stock options.....................    1,082,307       918,108       562,314
                                                  -----------   -----------   -----------
  Denominator for net income per
     share -- assuming dilution -- adjusted
     weighted-average shares outstanding........  106,232,416   107,052,139   106,779,311
                                                  ===========   ===========   ===========
NET INCOME PER SHARE............................  $      4.46   $      3.94   $      3.49
                                                  ===========   ===========   ===========
NET INCOME PER SHARE -- ASSUMING DILUTION.......  $      4.42   $      3.91   $      3.47
                                                  ===========   ===========   ===========

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 4.  INVESTMENTS

SUMMARY COST AND FAIR VALUE INFORMATION

     Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                                            DECEMBER 31, 1999
                                                              ---------------------------------------------
                                                                            GROSS        GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                                COST        GAINS       (LOSSES)     VALUE
                                                              ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies.......................................   $   336       $  6        $  --      $   342
Federal agency issued mortgage backed securities (including
  collateralized mortgage obligations)......................     2,530         20          (52)       2,498
Obligations of states and political subdivisions............        23         --           (1)          22
Corporate obligations.......................................     7,434         17         (339)       7,112
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)...........     1,893         13          (68)       1,838
Redeemable preferred stocks.................................        19         --           --           19
                                                               -------       ----        -----      -------
Subtotal, debt securities...................................    12,235         56         (460)      11,831
Equity securities...........................................        98        641           (2)         737
                                                               -------       ----        -----      -------
Securities available for sale...............................   $12,333       $697        $(462)     $12,568
                                                               =======       ====        =====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies.......................................   $     7       $ --        $  --      $     7
Obligations of state and political subdivisions.............        17         --           --           17
Corporate obligations.......................................     3,324         14         (106)       3,232
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)...........         3         --           --            3
                                                               -------       ----        -----      -------
Debt securities held to maturity............................   $ 3,351       $ 14        $(106)     $ 3,259
                                                               =======       ====        =====      =======

                                                                            DECEMBER 31, 1998
                                                              ---------------------------------------------
                                                                            GROSS        GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                                COST        GAINS       (LOSSES)     VALUE
                                                              ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies.......................................   $   316      $   23        $ --      $   339
Federal agency issued mortgage backed securities (including
  collateralized mortgage obligations)......................     2,610         119          (1)       2,728
Obligations of states and political subdivisions............        18          --          --           18
Corporate obligations.......................................     5,908         288         (45)       6,151
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)...........     1,633          79          (6)       1,706
Redeemable preferred stocks.................................        15           1          --           16
                                                               -------      ------        ----      -------
Subtotal, debt securities...................................    10,500         510         (52)      10,958
Equity securities...........................................        94         855          --          949
                                                               -------      ------        ----      -------
Securities available for sale...............................   $10,594      $1,365        $(52)     $11,907
                                                               =======      ======        ====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
Obligations of state and political subdivisions.............   $     7      $   --        $ --      $     7
Corporate obligations.......................................     3,538         159          (5)       3,692
                                                               -------      ------        ----      -------
Debt securities held to maturity............................   $ 3,545      $  159        $ (5)     $ 3,699
                                                               =======      ======        ====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONTRACTUAL MATURITIES

     Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 1999, according to contractual maturity date, are as indicated below. Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                           AVAILABLE FOR SALE     HELD TO MATURITY
                                                           -------------------   ------------------
                                                           AMORTIZED    FAIR     AMORTIZED    FAIR
                                                             COST       VALUE      COST      VALUE
                                                           ---------   -------   ---------   ------
Due in one year or less..................................   $   263    $   264    $  245     $  245
Due after one year through five years....................     1,645      1,632       949        936
Due after five years through ten years...................     2,473      2,365       472        454
Due after ten years through twenty years.................       770        739       229        215
Due after twenty years...................................       897        843       106        103
Not due at a single maturity date........................     6,168      5,969     1,350      1,306
                                                            -------    -------    ------     ------
                                                             12,216     11,812     3,351      3,259
Redeemable preferred stocks..............................        19         19        --         --
                                                            -------    -------    ------     ------
                                                            $12,235    $11,831    $3,351     $3,259
                                                            =======    =======    ======     ======

INVESTMENT CONCENTRATION, RISK AND IMPAIRMENT

     Investments in debt and equity securities include 2,049 issuers, with only one corporate issuer representing more than one percent of investments. Equity securities include investment in Bank of America Corporation (BankAmerica) of $417 and $500 as of December 31, 1999 and 1998. Debt securities considered less than investment grade approximated 5.1% and 4.5% of the total debt securities portfolio as of December 31, 1999 and 1998.

     The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (37%), apartment (18%), industrial (17%), office (14%) and hotel (13%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 36% of stated mortgage loan balances as of December 31, 1999 are due from borrowers in South Atlantic states and approximately 22% are due from borrowers in West South Central states, and approximately 10% are due from borrowers in Mountain states. No other geographic region represents as much as 10% of December 31, 1999 mortgage loans.

     At December 31, 1999 and 1998, the recorded investment in mortgage loans that are considered to be impaired was $63 and $65. Delinquent loans outstanding as of December 31, 1999 and 1998 totaled $0 and $3. The related allowance for credit losses on all mortgage loans decreased from $31 at December 31, 1998 to $30 at December 31, 1999 through a charge to realized gains in 1999. The average recorded investment in impaired loans was $64, $70 and $78 during the years ended December 31, 1999, 1998 and 1997, on which interest income of $6, $7 and $8 was recognized.

SECURITIES LENDING

     In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $210 and $220, respectively, at December 31, 1999 and $239 and $250, respectively, at December 31, 1998.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CHANGES IN NET UNREALIZED GAINS ON SECURITIES

     Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

                                                              NET UNREALIZED GAINS (LOSSES)
                                                            ---------------------------------
                                                               DEBT        EQUITY
                                                            SECURITIES   SECURITIES    TOTAL
                                                            ----------   ----------   -------
Net unrealized gains on securities available for sale as
  of December 31, 1996....................................    $  46        $ 455      $   501
Change during year ended December 31, 1997:
  Increase in stated amount of securities.................      341           94          435
  Increase in value of business acquired and deferred
     policy acquisition costs.............................     (138)           -         (138)
  Increase in carrying value of Exchangeable Securities
     (Note 8).............................................        -          (30)         (30)
  Increase in deferred income tax liabilities.............      (71)         (22)         (93)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................      132           42          174
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 1997....................................      178          497          675
Change during year ended December 31, 1998:
  Increase in stated amount of securities.................       49           51          100
  Decrease in value of business acquired and deferred
     policy acquisition costs.............................      (22)           -          (22)
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................        -            2            2
  Increase in deferred income tax liabilities.............       (8)         (19)         (27)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................       19           34           53
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 1998....................................      197          531          728
Change during year ended December 31, 1999:
  Decrease in stated amount of securities.................     (864)        (216)      (1,080)
  Increase in value of business acquired and deferred
     policy acquisition costs.............................      337            -          337
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................        -           36           36
  Decrease in deferred income tax liabilities.............      184           61          245
                                                              -----        -----      -------
Decrease in net unrealized gains included in other
  comprehensive income....................................     (343)        (119)        (462)
                                                              -----        -----      -------
Net unrealized gains (losses) on securities available for
  sale as of December 31, 1999............................    $(146)       $ 412      $   266
                                                              =====        =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NET INVESTMENT INCOME

     The details of investment income, net of investment expenses, follow:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Interest on debt securities.................................  $1,063   $1,020   $  935
Investment income on equity securities......................      29       27       30
Interest on mortgage loans..................................     179      153      130
Interest on policy loans....................................      43       40       32
Other investment income.....................................      32       30       32
                                                              ------   ------   ------
Gross investment income.....................................   1,346    1,270    1,159
Investment expenses.........................................     (74)     (68)     (56)
                                                              ------   ------   ------
Net investment income.......................................  $1,272   $1,202   $1,103
                                                              ======   ======   ======

     Investment expenses include interest, salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

REALIZED GAINS AND LOSSES

     The details of realized investment gains (losses) follow:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
Common stocks...............................................    $ 90      $61     $100
Real estate.................................................      11       24        9
Debt securities.............................................      (2)      19        2
Preferred stocks............................................      --       --        2
Other.......................................................       2       (3)      (2)
Amortization of deferred policy acquisition costs and value
  of business acquired......................................      --       (8)      --
                                                                ----      ---     ----
Realized investment gains...................................    $101      $93     $111
                                                                ====      ===     ====

     Information about gross realized gains and losses on available for sale securities transactions follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
Gross realized:
  Gains.....................................................    $100      $80     $122
  Losses....................................................     (21)      (9)     (19)
  Amortization of deferred policy acquisition costs and
     value of business acquired.............................      --       (4)      --
                                                                ----      ---     ----
Net realized gains on available for sale securities.........    $ 79      $67     $103
                                                                ====      ===     ====

OTHER INFORMATION

     The Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. Total proceeds were $7, $13 and $10 in 1999, 1998 and 1997.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 5.  DERIVATIVES

USE OF DERIVATIVES

     The Company's investment policy permits limited use of derivative financial instruments such as interest rate swaps in certain circumstances. The following summarizes open interest rate swaps:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Receive-fixed swaps held as hedges of direct investments:
  Notional amount...........................................  $156    $156
  Average rate received.....................................  7.21%   7.21%
  Average rate paid.........................................  5.62%   5.46%
Receive-fixed swaps held to modify annuity crediting rates
  Notional amount...........................................  $ 30    $ 30
  Average rate received.....................................  6.78%   6.78%
  Average rate paid.........................................  5.33%   5.31%

HEDGING DIRECT INVESTMENTS

     Interest rate swaps are used to reduce the impact of interest rate fluctuations on specific floating-rate direct investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. For hedges of investments classified as available for sale, net unrealized gains, net of the effects of income taxes and the impact on deferred policy acquisition costs and the value of business acquired, are not significant and are included in net unrealized gains on securities available for sale in stockholders' equity as of December 31, 1999 and 1998.

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

HEDGING EQUITY INDEXED ANNUITY CREDITING RATES

     Guarantee marketed an equity indexed annuity product which has an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. Guarantee historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. As of December 31, 1999, the fair value and the carrying value of these options totaled $5. The fair value equaled the carrying value due to the mark-to-market adjustment made to Guarantee's assets as of the acquisition date.

CREDIT AND MARKET RISK

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The Company limits this exposure by diversifying among counterparties with high credit ratings.

     The Company's credit exposure on swaps is limited to the fair value of swap agreements favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation. Currently, non-performance by a counterparty would not have a material adverse effect on the Company's financial position or results of operations. The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments and credited interest on annuities.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

DEFERRED POLICY ACQUISITION COSTS

     Information about deferred policy acquisition costs follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------   ------   ------
Beginning balance...........................................  $  844    $ 742    $ 669
Deferral:
  Commissions...............................................     200      169      162
  Other.....................................................      63       56       56
                                                              ------    -----    -----
                                                                 263      225      218
Amortization................................................    (117)    (113)    (109)
                                                              ------    -----    -----
Net deferral reflected in expenses..........................     146      112      109
Addition for assumption reinsurance.........................      --       --        3
Adjustment related to unrealized losses (gains) on debt
  securities available for sale.............................     102       (4)     (39)
Adjustment related to realized gains on debt securities.....      (1)      (6)      --
                                                              ------    -----    -----
Ending balance..............................................  $1,091    $ 844    $ 742
                                                              ======    =====    =====

VALUE OF BUSINESS ACQUIRED

     Information about value of business acquired follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
Beginning balance...........................................    $568     $622     $265
                                                                ----     ----     ----
Acquisitions................................................     206       --      482
                                                                ----     ----     ----
Deferral of commissions and accretion of interest...........      22       37       37
Amortization................................................     (83)     (83)     (63)
                                                                ----     ----     ----
Net amortization reflected in expenses......................     (61)     (46)     (26)
                                                                ----     ----     ----
Adjustment related to unrealized losses (gains) on debt
  securities available for sale.............................     235      (18)     (99)
Adjustment related to realized losses (gains) on debt
  securities................................................       1       (2)      --
Adjustment related to purchase accounting...................      --       12       --
                                                                ----     ----     ----
Ending balance..............................................    $949     $568     $622
                                                                ====     ====     ====

     During 1998, the Company finalized its purchase accounting for the acquisition of JP Financial, resulting in an adjustment to increase the value of business acquired by $12.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                                              AMORTIZATION
YEAR                                                           PERCENTAGE
----                                                          ------------
2000........................................................      9.8%
2001........................................................      8.7%
2002........................................................      7.8%
2003........................................................      7.1%
2004........................................................      6.4%

NOTE 7.  POLICY LIABILITIES INFORMATION

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

     Credited interest rates for universal life-type products ranged from 4.1% to 6.65% in 1999, 3.8% to 6.85% in 1998, and 4% to 7.5% in 1997. The average credited interest rates for universal life-type products were 5.6%, 5.84%, and 6.02% for 1999, 1998 and 1997. For annuity products, credited interest rates generally ranged from 4% to 9.5% in 1999, 4% to 8.15% in 1998, and 4% to 9.25% in 1997.

MORTALITY AND WITHDRAWAL ASSUMPTIONS

     Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.

     For immediate annuities issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table and the 1969-71 U.S. Life Tables. For similar products issued after 1986, mortality assumptions are based on blends of the 1983a and 1979-81 U.S. Life Tables.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

ACCIDENT AND HEALTH, AND DISABILITY INSURANCE LIABILITIES ACTIVITY

     Activity in the liabilities for accident and health, and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

                                                              1999   1998   1997
                                                              ----   ----   ----
Balance as of January 1.....................................  $358   $385   $265
Less reinsurance recoverables...............................    71     62     18
                                                              ----   ----   ----
Net balance as of January 1.................................   287    323    247
                                                              ----   ----   ----
Acquisitions................................................   143      -     73
                                                              ----   ----   ----
Amount incurred:
  Current year..............................................    91    246    385
  Prior years...............................................   (30)   (54)   (47)
                                                              ----   ----   ----
                                                                61    192    338
                                                              ----   ----   ----
Less amount paid:
  Current year..............................................    33    130    230
  Prior years...............................................    64     98    105
                                                              ----   ----   ----
                                                                97    228    335
                                                              ----   ----   ----
Net balance as of December 31...............................   394    287    323
Plus reinsurance recoverables...............................   130     71     62
                                                              ----   ----   ----
Balance as of December 31...................................  $524   $358   $385
                                                              ====   ====   ====
Balance as of December 31 included with:
     Future policy benefits.................................  $456   $288   $261
     Policy and contract claims.............................    68     70    124
                                                              ----   ----   ----
                                                              $524   $358   $385
                                                              ====   ====   ====

     The Company uses conservative estimates for determining its liability for accident and health, and disability benefits, which are based on historical claim payment patterns and attempt to provide for potential adverse changes in claim patterns and severity. Lower than anticipated claims resulted in adjustments to liabilities in each year.

NOTE 8.  DEBT AND EXCHANGEABLE SECURITIES

COMMERCIAL PAPER AND REVOLVING CREDIT BORROWINGS

     The Company has entered into two bank credit agreements for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. One agreement is for $375 and extends to May 2002, and the other agreement is for $150 and extends to December 18, 2000. The credit agreements principally support the issuance of commercial paper. As of December 31, 1999, outstanding commercial paper had various maturities, with none in excess of 90 days. The Company can issue commercial paper with maturities of up to 270 days. If the Company cannot remarket commercial paper at maturity, the Company intends to borrow a like amount under a credit agreement. The weighted-average interest rates for commercial paper borrowings outstanding of $361 and $289 at December 31, 1999 and 1998 were 5.80% and 5.61%.

EXCHANGEABLE SECURITIES

     The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as "Exchangeable Securities."

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

  MEDS

     In April and June 1997, the Company issued MEDS of $75 at 6.95% and $75 at 6.65%. The MEDS are based on BankAmerica common stock. Interest is payable quarterly. The MEDS mature January 10, 2002 and represent senior indebtedness of the Corporation. The MEDS had principal amounts at issue of: 6.95% MEDS, $55.55 per security and 6.65% MEDS, $66.625 per security. Two weeks prior to, or at, maturity, the principal amount of the MEDS will be mandatorily exchanged into either a number of shares of the common stock of BankAmerica (stock) determined based on an exchange rate reflecting the then trading price for the stock, or cash in an amount of equal value, at the Company's option. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least: 6.95% MEDS, $67.22 and 6.65% MEDS, $80.62, (2) a fractional share of the stock having a value equal to the principal amount if the price is more than the principal amount but less than the amount stated in
(1), or (3) one share if the price is less than or equal to the principal amount.

     Effective September 22, 1999, the 6.65% MEDS were renegotiated with the holder and now provide for an interest rate of 3.325% and an additional cash payment per security at redemption or maturity equal to any shortfall in the stock price below $66.625 but not more than $11.125 per security. Similarly, effective December 22, 1999, the 6.95% MEDS were renegotiated. The interest rate is 3.475% and the additional cash payment per security equals any shortfall in the stock price below $55.55 but not more than $9.2375 per security.

  ACES

     The Company issued 1,815,000 unsecured 7.25% ACES due January 21, 2000, having a principal amount of $72.50 per security. The principal amount was to be mandatorily exchanged into either (1) a number of shares of BankAmerica stock determined based on an exchange rate reflecting the then trading price or (2) cash of equal value. The exchange rate was 1.6666 shares if the average stock price, calculated as specified, was at least $43.50; at maturity that average was $48.3406. On January 21, 2000, the Company repaid the ACES for $146.2 in cash, plus accrued interest.

  Carrying Value of Exchangeable Securities

     The Exchangeable Securities are carried at fair value. Changes in the carrying value, net of deferred income taxes, are recorded in other comprehensive income. At December 31, 1999 and 1998, the combined carrying value of the Exchangeable Securities was $289 and $325, based on the market value of BankAmerica stock, which was $50.1875 per share as of year end 1999.

INTEREST

     Interest expense totaled $50 for 1999, $46 for 1998 and $37 for 1997.

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

     Mandatorily redeemable non-voting floating rate preferred stock (with a par value of $100 per share) of subsidiaries authorized, issued and outstanding at December 31, 1998 totaled 30,000 shares. The mandatorily redeemable preferred stock was repurchased and cancelled as of January 1, 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK

     Changes in the number of shares outstanding, adjusted for the three-for-two common stock split which was effected as a 50% stock dividend on April 13, 1998, are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Shares outstanding, beginning...................  105,896,185   106,278,409   106,119,350
Shares issued under stock incentive plans.......      249,900       207,776       159,059
Shares reacquired...............................   (2,801,400)     (590,000)           --
                                                  -----------   -----------   -----------
Shares outstanding, ending......................  103,344,685   105,896,185   106,278,409
                                                  ===========   ===========   ===========

SHAREHOLDERS' RIGHTS PLAN

     Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $235.00 an amount of common stock of the Company, or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 103 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of $0.44 per right at any time before they become exercisable.

PREFERRED STOCK

     The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be fixed by the Board of Directors, subject to certain limitations on voting rights.

NOTE 11.  STOCK INCENTIVE PLANS

LONG TERM STOCK INCENTIVE PLAN

     Under the Long Term Stock Incentive Plan, a Committee of disinterested directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company's stock, to employees of the Company and to life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.

     A total of 9,875,413 shares are available for issuance pursuant to outstanding or future awards as of December 31, 1999. The option price may not be less than the market value of the Company's common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.

NON-EMPLOYEE DIRECTORS' PLAN

     Under the Non-Employee Directors' Stock Option Plan, 521,064 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 1999. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. This plan will terminate as to further awards on March 31, 2003.

SUMMARY STOCK OPTION ACTIVITY

     Summarized information about the Company's stock option activity follows:

                                           1999                     1998                     1997
                                  ----------------------   ----------------------   ----------------------
                                               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                                 PRICE                    PRICE                    PRICE
                                   OPTIONS     PER SHARE    OPTIONS     PER SHARE    OPTIONS     PER SHARE
                                  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding beginning of year...   4,038,698    $39.28      3,675,552    $36.14      2,116,902    $27.60
Granted.........................     886,976     69.18        828,225     53.54      1,746,456     45.38
Exercised.......................    (223,156)    29.89       (210,725)    27.75       (143,883)    20.65
Forfeited.......................    (137,725)    53.37       (254,354)    49.91        (43,923)    42.79
                                  ----------    ------     ----------    ------     ----------    ------
Outstanding end of year.........   4,564,793    $45.12      4,038,698    $39.28      3,675,552    $36.14
                                  ==========    ======     ==========    ======     ==========    ======
Exercisable at end of year......   2,368,463    $33.59      1,801,138    $28.82      1,412,127    $26.53
                                  ==========    ======     ==========    ======     ==========    ======
Weighted-average fair value of
  options granted during the
  year..........................  $    16.32               $    13.54               $    10.07
                                  ==========               ==========               ==========

The following table summarizes certain stock option information at December 31, 1999:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        ----------------------------------------   --------------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                                     REMAINING      WEIGHTED-                    WEIGHTED-
                                        NUMBER OF   CONTRACTUAL      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICES                 SHARES        LIFE       EXERCISE PRICE    SHARES     EXERCISE PRICE
------------------------                ---------   -----------   --------------   ---------   --------------
$17.45 - $24.89.......................    884,125       5.3           $22.74         884,125       $22.74
$31.17 - $38.58.......................  1,416,992       7.5            37.19       1,180,238        36.91
$48.50 - $69.25.......................  2,263,676       5.3            58.83         304,100        52.25
                                        ---------                     ------       ---------       ------
                                        4,564,793       6.9           $45.12       2,368,463       $33.59
                                        =========                     ======       =========       ======

PRO FORMA INFORMATION

     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.2%, 5.8% and 6.2%; volatility factors of the expected market price of the stock of 0.19; and a weighted-average expected life of the options of 8.2 years for 1999, 9.9 years for 1998 and 7.7 years for 1997. Dividends were assumed to increase by 10% annually.

     The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of the options.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Pro forma net income available to common stockholders.......  $ 462    $ 411    $ 366
Pro forma earnings per share available to common
  stockholders..............................................  $4.39    $3.87    $3.45
Pro forma earnings per share available to common
  stockholders -- assuming dilution.........................  $4.35    $3.84    $3.43

     Because the options generally vest over three years and because SFAS 123 applies only to options granted after December 31, 1994, 1998 is the first year in which the full pro forma effect is reflected.

NOTE 12.  STATUTORY FINANCIAL INFORMATION

     The Company's life insurance subsidiaries prepare financial statements on the basis of statutory accounting practices (SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP include a variety of publications of the National Association of Insurance Commissioners
(NAIC) as well as state laws, regulations and administrative rules. Permitted SAP encompass all accounting practices not so prescribed. The impact of permitted accounting practices is not significant for the life insurance subsidiaries.

     The principal differences between SAP and GAAP are (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP, (2) the value of business acquired is not capitalized under SAP but is under GAAP, (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (7) no provision is made for deferred income taxes under SAP, and (8) certain assets are not admitted for purposes of determining surplus under SAP.

     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries (excluding GLIC) determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries (excluding
GLIC) on the basis of GAAP is as follows:

                                                               1999     1998     1997
                                                              ------   ------   ------
STATUTORY ACCOUNTING PRACTICES
Net income for the year ended December 31...................  $  417   $  384   $  462
                                                              ======   ======   ======
Statutory capital and surplus as of December 31.............  $1,696   $1,584   $1,470
                                                              ======   ======   ======
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
Net income for the year ended December 31...................  $  444   $  388   $  349
                                                              ======   ======   ======
Stockholder's equity as of December 31......................  $3,149   $3,342   $3,106
                                                              ======   ======   ======

     At December 31, 1999, GLIC had statutory capital and surplus of $157 and GAAP stockholder's equity of $426. Prior to the acquisition of Guarantee, GLIC converted from a mutual form to a stock life company. In connection with that conversion, GLIC agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets, including revenue therefrom, allocated to the participating policies will accrue solely to the benefit of those policies. At December 31, 1999, the assets and liabilities relating to these

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES participating policies amounted to $332 and $371. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

     Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 1999, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

     The NAIC Codification of Statutory Accounting Principles has been completed. The purpose of Codification is to create uniformity in statutory financial reporting across states. Codification must be adopted by individual states before it will have any bearing on the statutory reporting requirements of their domiciliary companies. The NAIC is encouraging the states to adopt Codification as soon as possible, with an implementation date of January 1, 2001. The Company does not expect implementation to have a material impact on statutory surplus of its insurance subsidiaries. However, implementation is expected to result in a net reduction of statutory surplus and RBC throughout the insurance industry.

     The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Approximately $263 of dividends could be paid by the life insurance subsidiaries at various times during 2000 without regulatory approval.

NOTE 13.  INCOME TAXES

     Income taxes reported are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
Current expense.............................................    $212    $195    $180
Deferred expense............................................      44      31      15
                                                                ----    ----    ----
          Total income tax expense..........................    $256    $226    $195
                                                                ====    ====    ====

     A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
Federal income tax rate.....................................    35.0%   35.0%   35.0%
Reconciling items:
  Tax exempt interest and dividends received deduction......    (0.9)   (1.5)   (1.3)
  Other increases (decreases), net..........................      --     0.2    (0.7)
                                                                ----    ----    ----
Effective income tax rate...................................    34.1%   33.7%   33.0%
                                                                ====    ====    ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Deferred tax assets:
  Difference in policy liabilities..........................  $450    $453
  Obligation for postretirement benefits....................     5       5
  Deferred compensation.....................................    22      21
  Differences in investment basis...........................     2      --
  Other deferred tax assets.................................   103      61
                                                              ----    ----
Gross deferred tax assets...................................   582     540
                                                              ----    ----
Deferred tax liabilities:
  Net unrealized gains on securities........................   140     385
  Deferral of policy acquisition costs and value of business
     acquired...............................................   429     356
  Deferred gain recognition for income tax purposes.........    16      17
  Differences in investment bases...........................    --      19
  Depreciation differences..................................    17       8
  Other deferred tax liabilities............................    67      56
                                                              ----    ----
Gross deferred tax liabilities..............................   669     841
                                                              ----    ----
Net deferred income tax liability...........................  $ 87    $301
                                                              ====    ====

     Federal income tax returns for all years through 1994 are closed. Tax years 1995 and 1996 are currently under examination by the Internal Revenue Service, and assessments totaling $15.1 million have been proposed. The potential assessments pertain to issues related to timing differences between tax accounting and generally accepted accounting principles. The Company is contesting the proposed assessments. In the opinion of management, recorded liabilities adequately provide for these pending assessments as well as all remaining open years.

     Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." The Company has approximately $107 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The Clinton Administration is proposing to tax, as part of its 2001 budget initiative, the "Policyholders' Surplus" over a five-year period. No related deferred tax liability has been recognized for the potential tax which would approximate $37 million.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 14.  RETIREMENT BENEFIT PLANS

PENSION PLANS

     The Company and its subsidiaries other than Guarantee have defined benefit pension plans which are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pension plans is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 241   $ 224
  Service cost..............................................      9      10
  Interest cost.............................................     16      14
  Actuarial gains...........................................    (20)      7
  Benefits paid.............................................    (16)    (14)
  Obligation assumed with Guarantee acquisition.............     35      --
                                                              -----   -----
Benefit obligation at end of year...........................    265     241
                                                              -----   -----
Change in plan assets:
  Fair value of assets at beginning of year.................    347     302
  Actual return on plan assets..............................     17      57
  Transfer in...............................................      2       2
  Benefits paid.............................................    (16)    (14)
  Assets acquired with Guarantee acquisition................     42      --
                                                              -----   -----
Fair value of assets at end of year.........................    392     347
                                                              -----   -----
Funded status of the plans..................................    127     106
Unrecognized net gain.......................................   (117)   (103)
Unrecognized transition net asset...........................    (10)    (12)
Unrecognized prior service cost.............................      8       8
                                                              -----   -----
Prepaid (accrued) benefit cost..............................  $   8   $  (1)
                                                              =====   =====

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
Weighted-average assumptions as of December 31:
  Discount rate.............................................   7.4%   6.5%   7.0%
  Expected return on plan assets............................   8.0%   8.0%   8.0%
  Rate of compensation increase.............................   5.5%   4.5%   5.0%
Components of net periodic benefit cost:
  Service cost, benefits earned during the year.............  $  9   $ 10   $  8
  Interest cost on projected benefit obligation.............    16     14     14
  Expected return on plan assets............................   (22)   (19)   (17)
  Net amortization and deferral.............................    (3)    (1)    (1)
                                                              ----   ----   ----
Benefit cost................................................  $ --   $  4   $  4
                                                              ====   ====   ====

OTHER POSTRETIREMENT BENEFIT PLANS

     The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service period. The non-pension postretirement expense was $1 in 1999, 1998 and 1997.

DEFINED CONTRIBUTION PLANS

     Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $1, $3 and $4 during 1999, 1998 and 1997.

NOTE 15.  REINSURANCE

     The insurance subsidiaries attempt to reduce exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. They reinsure the portion of an individual life insurance risk in excess of their retention, which ranges from $0.1 to $1.25 for various individual life and annuity products. They also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. They assume portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.

     AH Life reinsured 100% of the Periodic Payment Annuities (PPA), COLI and Affiliated credit insurance business written prior to their acquisition in 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and AH Life is compensated by the reinsurers for administrative services related to the reinsured business. In 1996, AH Life recaptured a portion of the PPA reinsurance. The amount due from reinsurers in the consolidated balance sheets includes $1,080 and $1,057 due from the Household affiliates at December 31, 1999 and 1998.

     Assets related to the reinsured PPA and COLI business have been placed in irrevocable trusts formed to hold the assets for the benefit of AH Life and are subject to investment guidelines which identify (1) the types and quality standards of securities in which new investments are permitted, (2) prohibited new investments, (3) individual credit exposure limits and (4) portfolio characteristics. Household has unconditionally and irrevocably guaranteed, as primary obligor, full payment and performance by its affiliated reinsurers. AH Life has the right to terminate the PPA and COLI reinsurance agreements by recapture of the related assets and liabilities if Household does not take a required action under the guarantee agreements within 90 days of a triggering event. AH Life has the option to terminate the PPA and COLI reinsurance agreements on the seventh anniversary of the acquisition, by recapturing the related assets and liabilities at an agreed-upon price or their then current fair values as independently determined.

     As of December 31, 1999 and 1998, JP Financial had a reinsurance recoverable of $87 and $95 from a single reinsurer, pursuant to a 50% coinsurance agreement. JP Financial and the reinsurer are joint and equal owners in $191 of securities and short-term investments as of December 31, 1999 and 1998, 50% of which is included in investments in the accompanying consolidated balance sheets.

     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities of the subsidiaries during the three years ended December 31, 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Premiums and other considerations, before effect of
  reinsurance ceded.........................................  $1,070   $1,217   $1,233
Less premiums and other considerations ceded................     167      168       98
                                                              ------   ------   ------
Net premiums and other considerations.......................  $  903   $1,049   $1,135
                                                              ======   ======   ======
Benefits, before reinsurance recoveries.....................  $1,481   $1,654   $1,648
Less reinsurance recoveries.................................     273      347      249
                                                              ------   ------   ------
Net benefits................................................  $1,208   $1,307   $1,399
                                                              ======   ======   ======

NOTE 16.  SEGMENT INFORMATION

     The Company has four reportable segments which are defined based on the nature of the products and services offered: Life Insurance Products, Annuity and Investment Products (AIP), Communications, and Corporate and Other. The Life Insurance Products segment offers a wide array of life and health insurance. AIP offers fixed and variable annuities and investment products. The Communications segment consists principally of radio and television broadcasting and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not otherwise allocated to reportable segments including earnings thereon, and all of the Company's realized gains and losses. Surplus is allocated to the Life Insurance Products and AIP reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life insurance, annuity and investment products have been aggregated in the Life Insurance and AIP reporting segments.

     The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is reportable segment results, which excludes realized gains and losses. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). Substantially all revenue is derived from sales in the United States, and foreign assets are not material. The following table summarizes financial information of the reportable segments:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
ASSETS
Life Insurance Products.....................................  $15,099   $12,579
AIP.........................................................    7,443     6,495
Communications..............................................      217       222
Corporate & other...........................................    3,687     5,042
                                                              -------   -------
          Total assets......................................  $26,446   $24,338
                                                              =======   =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
REVENUES
Life Insurance Products.....................................  $1,632   $1,737   $1,698
AIP.........................................................     511      506      499
Communications..............................................     200      195      190
Corporate & other...........................................     117       79       80
                                                              ------   ------   ------
                                                               2,460    2,517    2,467
Realized investment gains, before tax.......................     101       93      111
                                                              ------   ------   ------
          Total revenues....................................  $2,561   $2,610   $2,578
                                                              ======   ======   ======
TOTAL REPORTABLE SEGMENT RESULTS AND RECONCILIATION TO NET
  INCOME AVAILABLE TO COMMON STOCKHOLDERS
Life Insurance Products.....................................  $  267   $  245   $  194
AIP.........................................................      67       71       63
Communications..............................................      38       32       28
Corporate & other...........................................      33       12       12
                                                              ------   ------   ------
          Total reportable segment results..................     405      360      297
Realized investment gains, net of tax.......................      65       58       73
                                                              ------   ------   ------
          Net income available to common stockholders.......  $  470   $  418   $  370
                                                              ======   ======   ======
NET INVESTMENT INCOME
Life Insurance Products.....................................  $  766   $  719   $  618
AIP.........................................................     419      425      429
Communications..............................................      (5)      (5)      (5)
Corporate & other...........................................      92       63       61
                                                              ------   ------   ------
          Total net investment income.......................  $1,272   $1,202   $1,103
                                                              ======   ======   ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE
  OF BUSINESS ACQUIRED
Life Insurance Products.....................................  $  175   $  168   $  147
AIP.........................................................      25       28       25
                                                              ------   ------   ------
Amortization reflected in total reportable segment
  results...................................................     200      196      172
Amortization on realized investment gains...................      --        8       --
                                                              ------   ------   ------
Amortization of deferred policy acquisition costs and value
  of business acquired......................................  $  200   $  204   $  172
                                                              ======   ======   ======
INCOME TAX EXPENSE
Life Insurance Products.....................................  $  141   $  130   $  102
AIP.........................................................      36       38       34
Communications..............................................      25       22       17
Corporate & other...........................................      18        1        4
                                                              ------   ------   ------
          Total operating income tax expense................     220      191      157
Income tax expense on realized investment gains.............      36       35       38
                                                              ------   ------   ------
          Total income tax expense..........................  $  256   $  226   $  195
                                                              ======   ======   ======

     The Company allocates depreciation expense to Life Insurance and AIP, but the related fixed assets are not allocated to these reportable segments.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 17.  OTHER COMPREHENSIVE INCOME

     Comprehensive income and its components are displayed in the consolidated statements of stockholders' equity. Currently, the only element of other comprehensive income is changes in unrealized gains and losses on securities classified as available for sale, which is displayed in the following table, along with related tax effects. See Note 4 for further detail of changes in unrealized gains.

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1999     1998      1997
                                                                ------    -----    ------
Unrealized holding gains arising during period, before
  taxes.....................................................    $(632)    $147     $ 370
Income taxes................................................      221      (51)     (129)
                                                                -----     ----     -----
Unrealized holding gains arising during period, net of
  taxes.....................................................     (411)      96       241
                                                                -----     ----     -----
Less: reclassification adjustment
  Gains realized in net income..............................       79       67       103
  Income taxes..............................................      (28)     (24)      (36)
                                                                -----     ----     -----
Reclassification adjustment for gains realized in net
  income....................................................       51       43        67
                                                                -----     ----     -----
Other comprehensive income -- net unrealized gains
  (losses)..................................................    $(462)    $ 53     $ 174
                                                                =====     ====     =====

NOTE 18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

                                                           1999                 1998
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
FINANCIAL ASSETS
Debt securities available for sale................  $11,832    $11,832   $10,947    $10,947
Interest rate swaps available for sale............       (1)        (1)       11         11
Debt securities held to maturity..................    3,351      3,259     3,545      3,697
Interest rate swaps held to maturity..............       --         --        --          2
Equity securities available for sale..............      737        737       949        949
Mortgage loans....................................    2,543      2,467     1,969      2,124
Policy loans......................................      906        998     1,439      1,525
FINANCIAL LIABILITIES
Annuity contract liabilities in accumulation
  phase...........................................    5,240      5,057     4,959      4,785
Commercial paper and revolving credit
  borrowings......................................      361        361       289        289
Exchangeable Securities and other debt............      290        277       327        338
Securities sold under repurchase agreements.......      523        523       292        292
Capital Securities................................      300        276       300        333
Mandatorily redeemable preferred stock............       --         --         3          3

     The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts in the consolidated balance sheets due to their short-term maturity or availability. Assets and liabilities related to separate accounts are reported at fair value in the consolidated balance sheets.

     The fair values of debt and equity securities have been determined from nationally quoted market prices and by using values supplied by independent pricing services and discounted cash flow techniques.

     The fair value of the mortgage loan portfolio has been estimated by discounting expected future cash flows using the interest rate currently offered for similar loans.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The fair value of policy loans outstanding for traditional life products has been estimated using a current risk-free interest rate applied to expected future loan repayments projected based on historical repayment patterns. The fair values of policy loans on universal life-type and annuity products approximate carrying values due to the variable interest rates charged on those loans.

     Annuity contracts do not generally have defined maturities. Therefore, fair values of the liabilities under annuity contracts, the carrying amounts of which are included with policyholder contract deposits in the consolidated balance sheets, are estimated to equal the cash surrender values of the contracts.

     The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest. With respect to the Exchangeable Securities, the fair value of the ACES is based on its nationally quoted market price. The fair value of the MEDS, which are not publicly traded, is estimated based on the value holders would have received had the MEDS been redeemable as of year end based on the market price of BankAmerica stock.

     The fair value of the Capital Securities was determined based on market quotes for the securities.

     The fair value of the Company's mandatorily redeemable preferred stock approximates its stated amount because its dividend rate is adjustable.

NOTE 19.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $85 as of December 31, 1999.

     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

     JPCC has commitments for purchases of syndicated television programming and future sports programming rights, and commitments on other contracts totaling approximately $89 as of December 31, 1999. These commitments are not reflected as an asset or liability in the consolidated balance sheet because the programs are not currently available for use.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the background information under the heading "Proposal I -- Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 1, 2000 (Proxy Statement). Executive Officers are described in Part I above.

     We incorporate by reference the information under the heading "Stock Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the one delinquent filer under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

     We incorporate by reference the information under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information under the heading "Stock Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information under the heading "Is the Compensation Committee Independent?" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) This portion of Item 14 appears in a separate section of this report. See the index on page F-1. The List and Index of Exhibits appears on page E-1 of this report.

     (b) No Form 8-K was filed in the fourth quarter 1999.

     (c) Exhibits appear in a separate section of this report. See page E-1.

     (d) Financial Statement Schedules -- This portion of Item 14 appears in a separate section of this report. See the index on page F-1.

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

                                                            JEFFERSON-PILOT CORPORATION
                                                            (Registrant)

                         BY (SIGNATURE)                     /s/ David A. Stonecipher
                         (NAME AND TITLE)                   --------------------------------------------
                                                            David A. Stonecipher
                                                            Chairman, President and Director
                                                            (Also signing as Principal
                                                            Executive Officer)
                         DATE                               March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)                  /s/  Dennis R. Glass
                                --------------------------------------------------------
NAME AND TITLE)                 Dennis R. Glass
                                Executive Vice President and Treasurer
                                (Principal Financial Officer)
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Reggie D. Adamson
                                --------------------------------------------------------
(NAME AND TITLE)                Reggie D. Adamson
                                Senior Vice President, Finance
                                (Principal Accounting Officer)
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Edwin B. Borden*
                                --------------------------------------------------------
(NAME AND TITLE)                Edwin B. Borden, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  William H. Cunningham*
                                --------------------------------------------------------
(NAME AND TITLE)                William H. Cunningham, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Robert G. Greer*
                                --------------------------------------------------------
(NAME AND TITLE)                Robert G. Greer, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  George W. Henderson, III*
                                --------------------------------------------------------
(NAME AND TITLE)                George W. Henderson, III
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  E. S. Melvin*
                                --------------------------------------------------------
(NAME AND TITLE)                E. S. Melvin, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Kenneth C. Mlekush*
                                --------------------------------------------------------
(NAME AND TITLE)                Kenneth C. Mlekush, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  William P. Payne*
                                --------------------------------------------------------
(NAME AND TITLE)                William P. Payne, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Patrick S. Pittard*
                                --------------------------------------------------------
(NAME AND TITLE)                Patrick S. Pittard, Director
DATE                            March 28, 2000

BY (SIGNATURE)                  /s/  Donald S. Russell, Jr.*
                                --------------------------------------------------------
(NAME AND TITLE)                Donald S. Russell, Jr., Director
DATE                            March 28, 2000

*By  /s/  Robert A. Reed
     --------------------------------------------------------------
     Robert A. Reed, Attorney-in-Fact
     March 28, 2000

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

          Consolidated Balance Sheets -- December 31, 1999 and 1998

          Consolidated Statements of Income -- Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements -- December 31, 1999

     The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

                                                               PAGE
                                                              -------
Schedule I -- Summary of Investments -- Other Than
  Investments in Related Parties............................      F-2
Schedule II -- Financial Statements of Jefferson-Pilot
  Corporation:
     Condensed Balance Sheets as of December 31, 1999 and
      1998..................................................      F-3
     Condensed Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997......................      F-4
     Condensed Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997......................      F-5
     Note to Condensed Financial Statements.................      F-6
Schedule III -- Supplementary Insurance Information.........      F-7
Schedule IV  -- Reinsurance.................................      F-8
Schedule V  -- Valuation and Qualifying Accounts............      F-9
List and Index of Exhibits..................................  E-1-E-2

     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1999
                                  IN MILLIONS

                          COLUMN A                            COLUMN B   COLUMN C     COLUMN D
                          --------                            --------   --------   -------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                    SHOWN IN THE
                                                                                    CONSOLIDATED
                     TYPE OF INVESTMENT                       COST (A)    VALUE     BALANCE SHEET
                     ------------------                       --------   --------   -------------
Debt securities:
  Bonds and other debt instruments:
     United States Treasury obligations and direct
       obligations of U. S.
       Government agencies..................................  $   343    $   349       $   349
     Federal agency issued collateralized mortgage
       obligations..........................................    2,530      2,498         2,498
     Obligations of states, municipalities and political
       subdivisions (b).....................................       40         39            39
     Obligations of public utilities (b)....................    1,460      1,423         1,439
     Corporate obligations (b)..............................    9,298      8,921         8,997
     Corporate private-labeled collateralized mortgage
       obligations..........................................    1,896      1,841         1,841
  Redeemable preferred stocks...............................       19         19            19
                                                              -------    -------       -------
          Total debt securities.............................   15,586     15,090        15,182
                                                              -------    =======       -------
Equity securities:
  Common stocks:
     Public utilities.......................................       40        149           149
     Banks, trust and insurance companies...................       17        469           469
     Industrial and all other...............................       33        111           111
  Nonredeemable preferred stocks............................        8          8             8
                                                              -------    -------       -------
          Total equity securities...........................       98        737           737
                                                              -------    =======       -------
Mortgage loans on real estate (c)...........................    2,573                    2,543
Real estate acquired by foreclosure (c).....................        1                        1
Other real estate held for investment.......................      132                      132
Policy loans................................................      906                      906
Other long-term investments.................................       35                       35
                                                              -------                  -------
          Total investments.................................  $19,331                  $19,536
                                                              =======                  =======

---------------

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     SCHEDULE II -- CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
                     IN MILLIONS (EXCEPT SHARE INFORMATION)

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                    ASSETS
Cash and investments:
  Cash and cash equivalents.................................  $   48    $   --
  Investment in subsidiaries................................   4,206     4,019
  Other investments.........................................       4         4
                                                              ------    ------
          Total cash and investments:.......................   4,258     4,023
Deferred income tax assets..................................       1        15
Other assets................................................      15        14
                                                              ------    ------
                                                              $4,274    $4,052
                                                              ======    ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable, short-term.................................  $  361    $  289
  Exchangeable Securities...................................     289       325
  Notes payable, subsidiaries...............................     811       343
  Payables and accruals.....................................      22         8
  Dividends payable.........................................      34        31
  Income taxes payable......................................       4         4
                                                              ------    ------
          Total liabilities.................................   1,521     1,000
                                                              ------    ------
Commitments & contingent liabilities
Stockholders' equity :
  Common stock, par value $1.25 per share, authorized 1999
     and 1998: -- 350,000,000; issued: 1999 -- 103,344,685
     shares; 1998 -- 105,896,185 shares.....................     129       133
  Retained earnings, including equity in undistributed net
     income of subsidiaries; 1998 -- $1,979,
     1998 -- $1,729.........................................   2,358     2,191
  Accumulated other comprehensive income -- net unrealized
     gains on securities....................................     266       728
                                                              ------    ------
          Total stockholders' equity........................   2,753     3,052
                                                              ------    ------
                                                              $4,274    $4,052
                                                              ======    ======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II -- CONDENSED STATEMENTS OF INCOME
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Income:
  Dividends from subsidiaries:
     Jefferson-Pilot Life Insurance Company.................   $120      $120      $337
     Alexander Hamilton Life Insurance Company..............    100        70        --
     Jefferson-Pilot Communications Company.................     34        25        29
     Other subsidiaries.....................................     25        20        25
                                                               ----      ----      ----
                                                                279       235       391
  Other investment income, including interest from
     subsidiaries, net......................................      2         1         4
  Realized investment gains.................................      1        --        14
                                                               ----      ----      ----
          Total income......................................    282       236       409
Financing costs.............................................     66        67        55
Other expenses..............................................     17        20        20
                                                               ----      ----      ----
          Income before income taxes and equity in
            undistributed net income of subsidiaries........    199       149       334
Income taxes (benefits).....................................    (21)      (29)      (20)
                                                               ----      ----      ----
          Income before equity in undistributed net income
            of subsidiaries.................................    220       178       354
                                                               ----      ----      ----
Equity in undistributed net income of subsidiaries:
     Jefferson-Pilot Life Insurance Company.................    120        89      (129)
     Alexander Hamilton Life Insurance Company..............      2        29        88
     Jefferson-Pilot Communications Company.................      5         7        (1)
     Jefferson Pilot Financial Insurance Company............    102        80        54
     Other subsidiaries, net................................     21        35         4
                                                               ----      ----      ----
                                                                250       240        16
                                                               ----      ----      ----
          Net income available to common stockholders.......   $470      $418      $370
                                                               ====      ====      ====

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- CONDENSED STATEMENTS OF CASH FLOWS
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Cash Flows from Operating Activities:
  Net income................................................  $   470   $   418   $   370
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....     (250)     (240)      (16)
     Realized investment gains..............................       (1)       --       (14)
     Change in accrued items and other adjustments, net.....        9         8        12
                                                              -------   -------   -------
       Net cash provided by operating activities............      228       186       352
                                                              -------   -------   -------
Cash Flows from Investing Activities:
  Purchases of investments..................................       (4)       --       (22)
  Proceeds from sales of investments........................       --        --        57
  Acquisitions of subsidiaries..............................     (389)       --      (786)
  Other returns from (investments in) subsidiaries..........       --        27       (42)
  Other, net................................................        7        --        (2)
                                                              -------   -------   -------
       Net cash (used in) provided by investing
        activities..........................................     (386)       27      (795)
                                                              -------   -------   -------
Cash Flows from Financing Activities:
  Cash dividends............................................     (135)     (122)     (113)
  Common stock transactions, net............................     (173)      (26)        4
  Proceeds from external borrowings.........................    8,167     5,155     2,815
  Repayments of external borrowings.........................   (8,094)   (5,151)   (2,603)
  Borrowings from subsidiaries, net.........................      441       (71)      333
                                                              -------   -------   -------
       Net cash provided by (used in) financing
        activities..........................................      206      (215)      436
                                                              -------   -------   -------
       Net increase (decrease) in cash and cash
        equivalents.........................................       48        (2)       (7)
Cash and cash equivalents:
  Beginning.................................................       --         2         9
                                                              -------   -------   -------
  Ending....................................................  $    48   $    --   $     2
                                                              =======   =======   =======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             SCHEDULE II -- NOTE TO CONDENSED FINANCIAL STATEMENTS
                         OF JEFFERSON-PILOT CORPORATION

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 1999.

     Additional information about (1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 19, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                     FOR THE YEARS INDICATED -- IN MILLIONS

              COLUMN A                   COLUMN B           COLUMN C         COLUMN D       COLUMN E        COLUMN F
------------------------------------  ---------------   -----------------   -----------   ------------   ---------------
                                      DEFERRED POLICY                        DEFERRED
                                        ACQUISITION       FUTURE POLICY     REVENUE AND   OTHER POLICY
                                      COSTS AND VALUE     BENEFITS AND       PREMIUMS      CLAIMS AND       PREMIUMS
                                        OF BUSINESS       POLICYHOLDER       COLLECTED      BENEFITS        AND OTHER
              SEGMENT                    ACQUIRED       CONTRACT DEPOSITS   IN ADVANCE     PAYABLE(A)    CONSIDERATIONS
              -------                 ---------------   -----------------   -----------   ------------   ---------------
As of or Year Ended December 31,
  1999
Life insurance products.............      $1,760             $11,353            $58           $655           $  865
AIP.................................         280               7,300             --             43               19
Corporate and other.................          --                  --             --             34               19
                                          ------             -------            ---           ----           ------
         Total......................      $2,040             $18,653            $58           $732           $  903
                                          ======             =======            ===           ====           ======
As of or Year Ended December 31,
  1998
Life insurance products.............      $1,234             $10,390            $56           $532           $1,017
AIP.................................         178               6,668             --             21               17
Corporate and other.................          --                  --             --             --               15
                                          ------             -------            ---           ----           ------
         Total......................      $1,412             $17,058            $56           $553           $1,049
                                          ======             =======            ===           ====           ======
As of or Year Ended December 31,
  1997
Life insurance products.............      $1,192             $10,003            $47           $586           $1,081
AIP.................................         172               6,838             --             23               35
Corporate and other.................          --                  --             --             --               19
                                          ------             -------            ---           ----           ------
         Total......................      $1,364             $16,841            $47           $609           $1,135
                                          ======             =======            ===           ====           ======

                         COLUMN A                            COLUMN G     COLUMN H      COLUMN I      COLUMN J
----------------------------------------------------------  ----------   ----------   ------------   -----------
                                                                                      AMORTIZATION
                                                                                      OF DEFERRED
                                                                                         POLICY
                                                                         BENEFITS,    ACQUISITION
                                                                          CLAIMS,      COSTS AND
                                                               NET       LOSSES AND     VALUE OF        OTHER
                                                            INVESTMENT   SETTLEMENT     BUSINESS      OPERATING
                         SEGMENT                              INCOME      EXPENSES      ACQUIRED     EXPENSES(B)
                         -------                            ----------   ----------   ------------   -----------
As of or Year Ended December 31, 1999
Life insurance products...................................    $  766       $  890         $175          $160
AIP.......................................................       419          306           25            77
Communications............................................        (5)          --           --           137
Corporate and other.......................................        92           12           --            28
                                                              ------       ------         ----          ----
         Total............................................    $1,272       $1,208         $200          $402
                                                              ======       ======         ====          ====
As of or Year Ended December 31, 1998
Life insurance products...................................    $  719       $  993         $168          $200
AIP.......................................................       425          299           28            69
Communications............................................        (5)          --           --           141
Corporate and other.......................................        63           15           --            27
                                                              ------       ------         ----          ----
         Total............................................    $1,202       $1,307         $196          $437
                                                              ======       ======         ====          ====
As of or Year Ended December 31, 1997
Life insurance products...................................    $  618       $1,057         $147          $198
AIP.......................................................       429          326           25            50
Communications............................................        (5)          --           --           146
Corporate and other.......................................        61           16           --            22
                                                              ------       ------         ----          ----
         Total............................................    $1,103       $1,399         $172          $416
                                                              ======       ======         ====          ====

---------------

a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.
b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $74 in 1999, $68 in 1998, and $56 in 1997.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE IV -- REINSURANCE FOR THE YEARS INDICATED
                                  IN MILLIONS

               COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------  ------------   ---------   ----------   ----------   ----------
                                                                                              PERCENTAGE
                                                                                                  OF
                                                                                                AMOUNT
                                                        CEDED TO     ASSUMED                   ASSUMED
                                                          OTHER     FROM OTHER                    TO
                                         GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT     NET(B)
                                         ------------   ---------   ----------   ----------   ----------
Year Ended December 31, 1999:
  Life insurance in force at end of
     year..............................    $220,466      $55,418      $1,549      $166,597       0.9%
  Premiums and other considerations:
     (a)...............................    $  1,064      $   167      $    6      $    903       0.7%
Year Ended December 31, 1998:
  Life insurance in force at end of
     year..............................    $172,351      $48,592      $   29      $123,788       0.0%
  Premiums and other considerations:
     (a)...............................    $  1,207      $   168      $   10      $  1,049       1.0%
Year Ended December 31, 1997:
  Life insurance in force at end of
     year..............................    $175,267      $42,214      $  186      $133,239       0.1%
  Premiums and other considerations:
     (a)...............................    $  1,223      $    98      $   10      $  1,135       1.0%

---------------

a. Included with life insurance premiums are premiums on ordinary life insurance products and policy charges on interest-sensitive products.
b. Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1999
                                  IN MILLIONS

           COLUMN A                COLUMN B                 COLUMN C                 COLUMN D      COLUMN E
-------------------------------  ------------   ---------------------------------   ----------   -------------
                                                            ADDITIONS
                                                ---------------------------------
                                  BALANCE AT        CHARGED
                                 BEGINNING OF     TO REALIZED        CHARGED TO                   BALANCE AT
          DESCRIPTION               PERIOD      INVESTMENT GAINS   OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
          -----------            ------------   ----------------   --------------   ----------   -------------
1999:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       31       $       --        $       --     $        1    $       30
                                  ==========       ==========        ==========     ==========    ==========
1998:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       27       $        4        $       --     $       --    $       31
                                  ==========       ==========        ==========     ==========    ==========
1997:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       27       $       --        $       --     $       --    $       27
                                  ==========       ==========        ==========     ==========    ==========

                           LIST AND INDEX OF EXHIBITS

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
    (2)           (i)  Stock Purchase Agreement by and among Household Group, Inc.,
                         Household International, Inc., Alexander Hamilton Life
                         Insurance Company of America, and Jefferson-Pilot
                         Corporation dated August 9, 1995, is incorporated by
                         reference to Form 8-K for October 6, 1995 (confidential
                         treatment requested with respect to certain portions
                         thereof). Exhibits set forth in the Stock Purchase
                         Agreement have been omitted and will be furnished
                         supplementally to the Commission upon request.............   --
                 (ii)  Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and The Chubb
                         Corporation (confidential treatment was granted with
                         respect to certain portions thereof), is incorporated by
                         reference to Form 10-K/A for 1996. Exhibits and Schedules
                         to the Stock Purchase Agreement were omitted and were
                         furnished supplementally to the Commission................   --
    (3)           (i)  Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to
                         Form 10-Q for the first quarter 1996......................   --
                 (ii)  By-laws as amended February 9, 1998 are incorporated by
                         reference to Form 10-K for 1997...........................   --
    (4)           (i)  Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union
                         National Bank, as Rights Agent, was included in Form 8-K
                         for November 7, 1994, and Amendment to Rights Agreement
                         dated February 8, 1999 was included in Form 8-K for
                         February 8, 1999; both are incorporated by reference......   --
                 (ii)  Amended and Restated Credit Agreement dated as of May 7,
                         1997 among the Registrant and the banks named therein, and
                         Bank of America, N.A., as Agent, and Credit Agreement
                         dated as of December 20, 1999 among the Registrant, the
                         lender named therein, Bank of America, N.A. as
                         Administrative Agent and another affiliate of that agent
                         are not being filed because the total amount of borrowings available under either agreement does not exceed 10% of
                         total consolidated assets. The Registrant agrees to
                         furnish a copy of each Credit Agreement to the Commission
                         upon request..............................................   --
   (10)                The following contracts and plans:
                  (i)  Employment contract between the Registrant and David A.
                         Stonecipher, an executive officer, effective September 15,
                         1997, is incorporated by reference to Form 10-Q for the
                         third quarter 1997. The 1999 amendment is being provided
                         as part of the electronic filing..........................   --
                 (ii)  Employment contract between the Registrant and Theresa M.
                         Stone, an executive officer, effective July 1, 1997 is
                         incorporated by reference to Form 10-Q for the second
                         quarter 1997..............................................   --
                (iii)  Employment Agreement between the Registrant and Robert D.
                         Bates, an executive officer, effective December 30, 1999,
                         is being provided as part of the electronic filing........   --
                 (iv)  Long Term Stock Incentive Plan, as amended, is incorporated
                         by reference to Form 10-K for 1998........................   --

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
                  (v)  Non-Employee Directors' Stock Option Plan, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                 (vi)  Jefferson-Pilot Corporation Supplemental Benefit Plan, as
                         amended, is being provided as part of the electronic
                         filing; the Executive Special Supplemental Benefit Plan,
                         which now operates under this Plan, is incorporated by
                         reference to Form 10-K for 1994...........................   --
                (vii)  Management Incentive Compensation Plan for Jefferson-Pilot
                         Corporation and its insurance subsidiaries is incorporated
                         by reference to Form 10-K for 1997........................   --
               (viii)  Deferred Fee Plan for Non-Employee Directors, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                 (ix)  Executive Change in Control Severance Plan is incorporated by reference to Form 10-K for 1998. The 1999 amendment is
                         being provided as part of the electronic filing...........   --
   (21)                Subsidiaries of the Registrant..............................  E-3
   (23)                Consent of Independent Auditors.............................  E-4
   (24)                Power of Attorney form. (Provided as part of the electronic
                         filing.)..................................................   --
   (27)                Financial Data Schedule. (Provided as part of the electronic
                         filing.)..................................................   --

                                                                      EXHIBIT 21

                          JEFFERSON-PILOT CORPORATION

SUBSIDIARY LISTING AS OF MARCH 17, 2000

Jefferson-Pilot Corporation (North Carolina corp.)

    Alexander Hamilton Life Insurance Company of America (Michigan corp.)

       First Alexander Hamilton Life Insurance Company (New York corp.)

    The Guarantee Life Companies Inc. (Delaware corp.)

       Guarantee Life Insurance Company (Nebraska corp.)

    HARCO Capital Corp. (Delaware corp.)

    Hampshire Funding Inc. (New Hampshire corp.)

    Jefferson-Pilot Capital Trust A (Delaware business trust)

    Jefferson-Pilot Capital Trust B (Delaware business trust)

    Jefferson-Pilot Communications Company (North Carolina corp.)

       Jefferson-Pilot Communications Company of California (North Carolina corp.)

       Jefferson-Pilot Communications Company of Virginia (Virginia corp.)

       Jefferson-Pilot Sports, Inc. (North Carolina corp.)

       WCSC, Inc. (South Carolina corp.)

          Tall Tower, Inc. (South Carolina corp.)

    Jefferson Pilot Financial Insurance Company (New Hampshire corp.)

       Jefferson Pilot LifeAmerica Insurance Company (New Jersey corp.)

    Jefferson Pilot Investment Advisory Corporation (Tennessee corp.)

    Jefferson-Pilot Investments, Inc. (North Carolina corp.)

    Jefferson Pilot Variable Corporation (North Carolina corp.)

    Jefferson-Pilot Life Insurance Company (North Carolina corp.)

       Jefferson Standard Life Insurance Company (North Carolina corp.)

    Jefferson Pilot Securities Corporation (New Hampshire corp.)

       Allied Professional Advisors, Inc. (New Hampshire corp.)

       The Polaris Group, Inc. (Connecticut corp.)

          Polaris Financial Services, Inc. (Connecticut corp.)

          Polaris Advisory Services, Inc. (Connecticut corp.)
---------------

Notes:

(1) Each indentation reflects another tier of ownership.
(2) The immediate parent owns 100% of the voting securities of each entity, except that 10% of each of the lower tier Polaris companies is owned by Jefferson Pilot Securities Corporation.
(3) All entities more than 50% owned are listed, except that several subsidiaries that in the aggregate are insignificant have been omitted.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference of our report dated February 4, 2000 with respect to the consolidated financial statements included in this Annual Report (Form 10-K) of Jefferson-Pilot Corporation, and our report included in the following paragraph with respect to the financial statement schedules, in the following Registration Statements:

        Form S-8, Nos. 2-36778, 2-56410, and 33-30530, pertaining to the Long Term Stock Incentive Plan and predecessor stock plans, and outstanding effective registration statements on Form S-16 included in such S-8 filings;

        Form S-8, No. 33-56369, pertaining to the JP Teamshare Plan and Guarantee Thrift Savings Plan and Trust;

        Form S-8, No. 33-64137, pertaining to the Non-Employee Directors' Stock Option Plan.

     Our audit also included the financial statement schedules of Jefferson-Pilot Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Greensboro, North Carolina
March 24, 2000

                        (JEFFERSON PILOT FINANCIAL LOGO)