Form 10-Q
period 2000-03-31
JEFFERSON PILOT CORP
filed 2000-05-12
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended March  31, 2000                Commission file number 1-5955



                          Jefferson-Pilot Corporation
             (Exact name of registrant as specified in its charter)



North Carolina                                                    56-0896180
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)



100 North Greene Street, Greensboro, North Carolina                    27401
(Address of principal executive offices)                          (Zip Code)



                               (336) 691-3691
             (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X       No
                             ------        ------

Number of shares of common stock outstanding at March 31, 2000     103,096,859

                        JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -
[S]
Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - March 31, 2000 and December 31, 1999                      3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months ended March 31, 2000 and 1999                4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Three Months ended March 31, 2000 and 1999                5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10


Part II.   Other Information                                            27


Signatures                                                              28

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
               (Dollar Amounts in Millions Except Share Information)

                                                       March 31  December 31
                                                         2000       2000
                              ASSETS                   --------  -----------
Investments:
 Debt securities available for sale, at
   fair value(amortized cost $12,719 and $12,235)     $  12,393   $  11,831
 Debt securities held to maturity, at amortized
   cost (fair value $3,089 and $3,259)                    3,163       3,351
 Equity securities available for sale, at fair
   value (cost $88 and $98)                                 700         737
 Mortgage loans on real estate                            2,545       2,543
 Other investments                                        1,075       1,074
 Cash and cash equivalents                                   27          62
                                                         ------      ------
    Total cash and investments                           19,903      19,598

Accrued investment income                                   264         266
Due from reinsurers                                       1,544       1,576
Deferred policy acquisition costs and
  value of business acquired                              2,038       2,040

Cost in excess of net assets acquired                       309         303
Assets held in separate accounts                          2,459       2,272
Other assets                                                444         391
                                                         ------      ------
    Total assets                                      $  26,961   $  26,446
                                                         ======      ======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                    $  19,618   $  19,443

Debt:
 Commercial paper and revolving credit borrowings           481         361
 Exchangeable Securities and other debt                     148         290
Securities sold under repurchase agreements                 519         523
Liabilities related to separate accounts                  2,459       2,272
Tax liabilities                                             195         123
Accounts payable, accruals and other liabilities            396         381
                                                         ------      ------
                                                         23,816      23,393
                                                         ------      ------
Guaranteed preferred beneficial interest in
 subordinated debentures ("Capital Securities")             300         300
                                                         ------      ------
Stockholders' Equity:
 Common stock                                               130         129
 Retained earnings                                        2,442       2,358
 Accumulated other comprehensive income -
   net unrealized gains on securities                       273         266
                                                         ------      ------
                                                          2,845       2,753
                                                         ------      ------
    Total liabilities and stockholders' equity        $  26,961   $  26,446
                                                         ======      ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                                         Three Months Ended
                                                              March 31
                                                        2000           1999
                                                       ------         ------
Revenue:
Premiums and other considerations                     $   338        $   241
Net investment income                                     352            316
Realized investment gains                                  48             44
Communications sales                                       53             51
Other                                                      28             18
                                                       ------         ------
   Total revenue                                          820            670
                                                       ------         ------
Benefits and Expenses:
Insurance and annuity benefits                            407            306
Insurance commissions, net of deferrals                    32             22
General and administrative expenses, net of deferrals      65             56
Amortization of policy acquistion costs and value
 of business acquired                                      62             49
Communications operations                                  33             33
                                                       ------         ------
   Total benefits and expenses                            599            466
                                                       ------         ------

Income before income taxes                                221            204
Provision for income taxes                                 76             71
                                                       ------         ------
Net income                                                145            133
Dividends on Capital Securities and preferred stock         6              6
                                                       ------         ------
Net income available to common stockholders           $   139        $   127
                                                       ======         ======

Net income                                            $   145        $   133
Other comprehensive income - change in net unrealized
 gains on securities                                        7           (119)
                                                       ------         ------
Comprehensive income                                  $   152        $    14
                                                       ======         ======

Average number of shares outstanding                    103.2          105.9
                                                       ======         ======
Net Income Per Share of Common Stock:

Net income available to common stockholders before
 realized investment gains, net of income taxes       $  1.04        $  0.93
Realized investment gains, net of income taxes           0.31           0.27
                                                       ------         ------
Net income available to common stockholders           $  1.35        $  1.20
                                                       ======         ======
Net income available to common stockholders -
 assuming dilution                                    $  1.34        $  1.19
                                                       ======         ======
Dividends declared per common share                   $  0.37        $  0.33
                                                       ======         ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      2000         1999
                                                     ------       ------
Net cash provided by operations                     $   181      $   215
                                                     ------       ------
Cash Flows from Investing Activities:
Investments sold (purchased), net                      (243)        (275)
Other investing activities                               (1)         (30)
                                                     ------       ------
Net cash used in investing activities                  (244)        (305)
                                                     ------       ------
Cash Flows from Financing Activities:
Policyholder contract deposits, net                     587          422
Policyholder contract withdrawals, net                 (465)        (316)
Net short-term borrowings (repayments)                  (31)          34
Issuance (repurchase) of common shares, net             (16)           2
Cash dividends paid                                     (47)         (44)
Other financing activities                                0            2
                                                     ------       ------
Net cash provided by financing activities                28          100
                                                     ------       ------
Increase(Decrease) in cash and cash equivalents         (36)          10
Cash and cash equivalents at beginning of period         62           21
                                                     ------       ------
Cash and cash equivalents at end of period          $    26      $    31
                                                     ======       ======
Supplemental Cash Flow Information:
Income taxes paid                                   $    21      $     1
                                                     ======       ======
Interest paid                                       $    20      $    12
                                                     ======       ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                            JEFFERSON-PILOT CORPORATION

           NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
              (Dollar amounts in millions except per share information)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The Company has five reportable segments which are defined based on the nature of the products and services offered: Individual Products, Benefit Partners, Annuity and Investment Products (AIP), Communications, and Corporate and Other. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not otherwise allocated to other reportable segments including earnings thereon, and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, Benefit Partners and AIP reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life and health insurance, annuity and investment products have been aggregated in the Individual Products, Benefit Partners and AIP reporting segments.

The following table summarizes certain financial information regarding the Company's reportable segments:


                                         March 31     December 31
                                           2000           1999
                                          ------         ------
   Assets
     Individual Products                 $14,900        $14,493
     Benefit Partners                        706            606
     AIP                                   7,485          7,443
     Communications                          214            217
     Corporate & Other                     3,656          3,687
                                          ------         ------
          Total assets                   $26,961        $26,446
                                          ======         ======

                                       -6-

2.  Segment Reporting (continued)

                                            Three Months Ended
                                                 March 31
                                           2000           1999
                                          ------         ------
    Revenues
    Individual Products                  $   423        $   368
    Benefit Partners                         128             50
    AIP                                      149            124
    Communications                            52             51
    Corporate & Other                         20             33
                                          ------         ------
                                             772            626
    Realized investment gains,
      before tax                              48             44
                                          ------         ------
         Total revenues                  $   820        $   670
                                          ======         ======
    Reportable segments results and
      reconciliation to net income
      available to common stockholders:
    Individual Products                  $    69        $    59
    Benefit Partners                           8              6
    AIP                                       21             17
    Communications                             9              8
    Corporate & Other                          1              9
                                          ------         ------
          Total operating income             108             99
    Realized investment gains, net
      of tax                                  31             28
                                          ------         ------
    Net income available to common
      stockholders                       $   139        $   127
                                          ======         ======

3.  Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                           Three Months Ended
                                                March 31
                                           2000           1999
                                          ------         ------
    Numerator:
      Net Income                         $   145        $   133
      Dividends on Capital
      Securities and preferred stock           6              6
                                          ------         ------
      Numerator for earnings per share
        and earnings per share -
        assuming dilution - Net income
        available to common
        stockhodlers                     $   139        $   127
                                          ======         ======
    Denominator:
      Denominator for earnings
        per share - weighted-
        average shares outstanding   103,154,793    105,924,896
      Effect of dilutive
        securities:
      Employee stock options             787,720      1,178,916
                                     -----------    -----------
      Denominator for earnings per
      share -assuming dilution -
      adjusted weighted-average
      shares outstanding and
      assumed conversions            103,942,513    107,103,802
                                     ===========    ===========

    Earnings per share                   $  1.35        $  1.20
                                          ======         ======
    Earnings per share assuming
      dilution                           $  1.34        $  1.19
                                          ======         ======

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

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending

                                       -8-
legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, although it could have a material adverse effect on the results of operations for a specified period.


5.  Accounting Pronouncements

Effective January 1, 2001, the Company will adopt SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the limited nature of the Company's use of derivatives and hedging activities, adoption of the pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

                            JEFFERSON-PILOT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of March 31, 2000, changes in financial condition for the three months then ended, and results of operations for the three month period ended March 31, 2000 as compared to the same period of 1999.
This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1999, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

Company Profile

The Company has five reportable segments: Individual Products, Benefit Partners, Annuity and Investment Products (AIP), Communications, and Corporate and Other. Within the Individual Products segment, JP offers a wide array of life, annuity, and health insurance products. Benefit Partners offers group non-medical products such as term life, disability, and dental insurance to the employer marketplace. AIP offers both fixed and variable annuities, as well as other investment products. Various insurance products are currently marketed to individuals and businesses in the United States. The Company's principal life insurance subsidiaries are Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), Jefferson Pilot Financial Insurance Company and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (collectively JP Financial), and Guarantee Life Insurance Company (Guarantee).

Communications operations are conducted by Jefferson-Pilot
Communications Company (JPCC) and consist of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Corporate and Other contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities, and federal and state income taxes not otherwise allocated to business segments.

In the first quarter 2000, JP's revenues were derived 55% from Individual Products, 17% from Benefit Partners, 19% from AIP, 7% from Communications, and 2% from Corporate and Other, excluding realized gains.


Acquisition Summary

JP's acquisition strategy is designed to deploy capital to enhance core business growth. The acquisitions focus is to increase distribution, add products, and provide economies of scale. On December 30, 1999 the Company acquired Guarantee using the purchase method of accounting. Therefore reportable segment results of Guarantee are included in the first quarter of 2000. During the first quarter, Jefferson Pilot Securities Corporation completed the acquisition of Polaris Financial

Services and Polaris Advisory Services, a high quality financial planning broker/dealer that adds 350 registered representatives to Jefferson Pilot Securities' distribution.

Results of Operations

In the following discussion, "Reportable segment results" and "Total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that Reportable segment results is relevant and useful information. Gains from sales of investments arise in majority from its "available for sale" equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                           Three Months Ended
                                                March 31
                                            2000       1999
                                           ------     ------
   Consolidated Summary of Income

   Total reportable segment results (1)    $107.5     $ 98.7
   Realized investment gains (net of
      applicable income taxes)               31.3       28.5
                                            -----      -----
   Net income available to common
      stockholders                         $138.8     $127.2
                                            =====      =====
   Consolidated Earnings Per Share

   Total reportable segment results (1)    $ 1.04     $ 0.93
   Realized investment gains (net of
      applicable income taxes)               0.31       0.27
                                            -----      -----
   Net income available to common
      stockholders                         $ 1.35     $ 1.20
                                            =====      =====
   Net income available to common
      stockholders - assuming dilution     $ 1.34     $ 1.19
                                            =====      =====

 (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Net income available to common stockholders increased 9.1% over the first quarter of 1999. Total reportable segment results increased 8.9% due to increased profitability in the Individual Products, Benefit Partners, AIP, and Communications segments. The increase in 2000 also reflected the deployment of Corporate capital into the more profitable Individual Products and Benefit Partners segments. The Corporate and Other segment declined due to financing costs associated with the Guarantee acquisition and share repurchases and the redeployment of capital in operating segments. Net realized gains increased 9.8%. Total reportable segment results per share increased 11.8%, reflecting the increase in core business earnings and the impact of share repurchases in 1999 and 2000. Earnings per share increased 12.5% and earnings per share assuming dilution increased 12.6% for the same reasons.

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

Results by Reportable Segment


                                           Three Months Ended
                                                March 31
                                            2000       1999
                                           ------     ------
    Individual Products                    $ 68.3     $ 59.4
    Benefit Partners                          8.3        5.7
    AIP                                      20.9       17.3
    Communications                            8.8        8.0
    Corporate and Other                       1.2        8.3
                                            -----      -----
    Total reportable segment results (1)    107.5       98.7
    Net realized investment gains            31.3       28.5
                                            -----      -----
    Net income available to common
       stockholders                        $138.8     $127.2
                                            =====      =====

  (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Segment Assets

                                                   March 31
                                               2000        1999
                                              ------      ------
     Assets
        Individual Products                  $14,900     $12,553
        Benefit Partners                         706         394
        AIP                                    7,485       6,504
        Communications                           214         222
        Corporate & other                      3,656       4,611
                                              ------      ------
          Total assets                       $26,961     $24,284
                                              ======      ======

A more detailed discussion of Reportable segment results follows.

Individual Products

The Individual Products distribution system offers a wide array of life and health insurance products to individuals through a career agency force, independent agents recruited through independent marketing organizations and a regional office network, home service agents, and financial institutions.

Individual Products include traditional life and health products, as well as universal life (UL) and variable universal life (VUL), together referred to as UL-type products. The operating cycle for life insurance products is long-term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also include earnings on required capital.

Segment results were:

                                                Three Months Ended
                                                     March 31
                                                2000          1999
                                               -----         -----
     Life premiums and other
       considerations                         $ 58.3        $ 50.7
     U.L. and investment product charges       154.2         135.7
     Investment income, net of expenses        208.4         179.9
     Other income                                2.1           1.2
                                               -----         -----
     Total revenues                            423.0         367.5
                                               -----         -----

     Policy benefits                           235.3         198.1
     Expenses                                   83.3          78.7
                                               -----         -----
     Total benefits and expenses               318.6         276.8
                                               -----         -----
     Reportable segment results before
       income taxes                            104.4          90.7
     Provision for income taxes                 36.1          31.3
                                               -----         -----
     Reportable segment results (1)           $ 68.3        $ 59.4
                                               =====         =====

     (1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

The following table summarizes key information for Individual Products:

                                               Three Months Ended
                                                    March 31
                                               2000          1999
                                              ------        ------
Annualized Individual life insurance
  sales                                  $      42.0    $     40.5

Individual traditional insurance
  premium income                                57.8          50.2

Average UL policyholder fund balances        8,585.3       7,377.1
Average VUL separate account assets          1,344.0         865.2

Average face amount of insurance
  in force - UL-type policies              110,732.4     100,245.1

Average assets - Individual products     $  14,696.2    $ 12,347.5


Individual Products reportable segment results increased $8.9 or 15.0% over the first quarter 1999, due to growth of the business in force and the acquisition of Guarantee.

Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 15.1% to $423.0 over the first quarter 1999 as a result of the increase in the growth in average policyholder fund balances. The growth in average fund balances and separate accounts, which increased 20.5% over the first three months of 1999, was a result of net policyholder receipts and the acquisition of Guarantee.

Individual traditional premiums increased 15.1% from the first quarter
1999 due primarily to the acquisition of Guarantee. Policy charges, which include mortality, expense and surrender charges, improved 13.6%.
The increase in 2000 is primarily a result of a 10.5% growth in the average face amount of UL-type policies in force.

Net investment income improved $28.5 or 15.8% over the first quarter
1999, following the growth in segment assets. The portfolio yield on traditional assets increased 5 basis points to 7.79%. The average investment spread on UL products (calculated in a manner consistent with Asset Liability Management practices) increased 3 basis points to 1.95% from the first quarter 1999. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits increased 18.8% from the first quarter 1999 due to growth of business in force and the Guarantee acquisition. Traditional policy benefits were 100.0% of premiums in the first quarter 2000 versus
111.1% in the first quarter 1999. Policy benefits on UL-type products increased to 1.8% of average policyholder funds and separate accounts versus 1.7% in the first quarter 1999. This increase is the result of higher mortality offset by lower interest credited as a percentage of total fund balances and separate accounts. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 5.8% from the first quarter 1999 due to the acquisition of Guarantee Life. Expenses on individual traditional products were 33.7% of premiums in 2000 versus 30.5% in 1999. For UL-


type products, expenses as a percentage of policyholder funds and separate accounts were 0.62% versus 0.75% for the first quarter 1999.
The improvement reflects overall expense management as well as growth in policyholder funds and separate accounts.

Average Individual Products assets grew 19.0% over the first quarter
1999, due to the Guarantee acquisition, sales of UL-type products, and growth in existing policyholder funds. The annualized return on average
Individual Products assets was 1.86% versus 1.92% for the first quarter
1999.

Benefit Partners

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace.
These non-medical products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit firms, brokers, third party administrators and other employee benefit providers. Reportable segment results were:


                                               Three Months Ended
                                                     March 31
                                                 2000        1999
                                                -----        -----
Premiums and other considerations              $115.9       $ 42.2
Investment income, net of expenses               12.4          8.1
                                                -----        -----
Total revenues                                  128.3         50.3
                                                -----        -----

Policy benefits                                  84.3         30.8
Expenses                                         31.3         10.8
                                                -----        -----
Total benefits and expenses                     115.6         41.6
                                                -----        -----
Reportable segment results before
  income taxes                                   12.7          8.7
Provision for income taxes                        4.4          3.0
                                                -----        -----
Reportable segment results (1)                 $  8.3       $  5.7
                                                =====        =====

     (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Benefit Partners reportable segment results increased $2.6 or 45.6% over the first quarter 1999 as a result of the Guarantee acquisition.

The following table summarizes key information for Benefit Partners:


                                               Three Months Ended
                                                    March 31
                                                2000         1999
                                               ------       ------
                                                                                                               2000        1999
Life, Disability, and Dental:
Annualized sales                               $ 38.4       $ 5.8
Loss ratio                                       73.3%       81.8%

Total expenses, % of premiums and
   equivalents                                   26.3%       17.1%

Average assets                                 $656.1       $415.5

Premium income and equivalents                 $118.9       $ 63.4


Benefit Partners revenues increased $78.0 or 155.1% over the first quarter 1999 due to the acquisition of Guarantee, including premium growth of $74.4 or 181.9%. Including equivalent premiums on self-insured health policies, premiums increased only 87.5%. The lower increase in premium and equivalents reflects this segment's exit from the sale of medical policies. Annualized sales for the core life, disability, and dental lines of business grew $32.6 over the first quarter 1999 with the purchase of Guarantee.

During the first quarter 2000, the Company entered into an agreement to sell a block of Excess Loss policies with an annualized premium of $31.
The transfer of policies will occur on subsequent policy anniversary dates. It is not expected that the sale of these policies will have a material impact on reported results for the year.

Policy benefits increased 173.7% over the first quarter 1999 with the addition of the Guarantee business. The life, disability, and dental incurred loss ratio improved to 73.3% in the first quarter of 2000, versus 81.8% in the first quarter 1999. 1999's results were comprised solely of the JP Life business which has a significantly larger average policy size than that of Guarantee and is a more mature block of business. Both of these factors contributed to the higher 1999 loss ratio.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 189.8% over the first quarter 1999 due to the Guarantee acquisition, partially offset by a decline in expenses related to a declining book of medical business. As a percentage of premiums and equivalents, total expenses increased to 26.3% versus 17.1% for the first quarter 1999 due to the change in average policy size.

Average Benefit Partners assets grew 57.9% over the first quarter 1999 due to the purchase of Guarantee. The annualized return on average assets of 5.06% declined from 5.49% for the first quarter 1999.



Annuity and Investment Products

Annuity and Investment Products offers its products through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Reportable segments results were:


                                               Three Month Ended
                                                    March 31
                                                 2000       1999
                                                ------     ------
  Policy charges, premiums and other
    considerations                             $  6.2     $  4.1
  Net investment income                         116.8      103.4
  Other income                                   25.6       16.7
                                                -----      -----
  Total revenues                                148.6      124.2
                                                -----      -----

  Policy benefits                                81.8       72.3
  Expenses                                       34.5       25.2
                                                -----      -----
  Total benefits and expenses                   116.3       97.5
                                                -----      -----
  Reportable segment results before
    income taxes                                 32.3       26.7
  Provision for income taxes                     11.4        9.4
                                                -----      -----
  Reportable segment results (1)               $ 20.9     $ 17.3
                                                =====      =====

     (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased 20.8% from the same quarter of last year. The following table summarizes key information for AIP:


                                               Three Months Ended
                                                    March 31
                                                2000        1999
                                              ------      ------
  Fixed annuity premium receipts             $  238.9    $   92.1
  Variable annuity premium receipts              34.9        27.8
                                               ------      ------
                                                273.8       119.9

  Average policyholder fund balances         $6,196.5    $5,578.5
  Average separate account policyholder
    fund balances                               719.6       533.0
                                              -------     -------
                                             $6,916.1    $6,111.5

  Investment product sales                   $  901.3    $  548.0

  Average assets                             $7,464.3    $6,500.0


Revenues increased 19.6% over the first quarter of 1999. Annuity revenues are derived from investment income on segment assets, policy charges and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker/dealer, and related entities. The increases in revenues are primarily driven by increases in average policyholder fund balances including separate accounts which grew 13.2% over the first quarter of 1999. The increase in policyholder fund balances results from new receipts and interest credited less benefits paid and withdrawals, and the Guarantee Acquisition. Fixed annuity receipts increased 159.4% over the first quarter 1999, due to significant sales increases net of higher withdrawals as a percentage of beginning fund balances. In total, fixed and variable annuity receipts increased by 128.4% over the first quarter of 1999. Fixed annuity surrenders as a percentage of beginning fund balances increased to 20.4% compared to 13.2% for the first quarter 1999. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that is no longer subject to surrender charges. JP maintains Asset Liability Management practices that reflect the characteristics of the AIP liabilities. Due to the aging of annuity policies in force, especially among acquired blocks, a higher portion of policyholder funds are outside of the surrender charge period in 2000 than in 1999. Other income, which primarily represents concession income earned by JPSC, increased 53.3% over the first quarter 1999, due to higher sales of the Company's variable products and others products such as mutual funds.

Total AIP benefits and expenses increased 19.3% over the first quarter 1999 due to the acquisition of Guarantee and growth in average policyholder fund balances. Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.3% compared to 5.2% for the first quarter 1999. The first quarter 2000 percentage is impacted by a one time $1.5 million after tax reserve decrease which served to lower the percentage by 0.2%. Effective spreads, which represent the yield on the investment portfolio less interest credited to policyholders, adjusted for net deferral of bonus interest and assuming the same level of assets, were 2.16% and 2.10% in the first quarter 2000 and 1999. The increase resulted from continued effective management of spreads and blending of the Guarantee business.

Total AIP expenses increased 36.9% over the first quarter 1999. General and administrative expenses as a percentage of average invested assets for fixed annuities were 0.23% for the first quarter 2000 and 1999. Annualized insurance expenses as a percentage of average policyholder fund balances including separate accounts were 2.0% and 1.7% for the first quarter 2000 and 1999. The growth in expenses was primarily due to commissions related to broker dealer operations, similar to the increases in other income.

Average AIP assets increased 14.8% over the first quarter 1999. AIP posted annualized returns on average assets of 1.12% versus 1.06% for the first quarter 1999.

The combined earnings of the broker-dealer and related entities which are included in the segment results were $1.7 versus $1.1 for the first quarter of 1999.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports programming. Reportable segment results were:

                                          Three Months Ended
                                               March 31
                                             2000     1999
                                             ----     ----
    Communications revenues                 $53.4    $51.7
    Operating costs and expenses             33.3     32.7
                                             ----     ----
    Broadcast cash flow                      20.1     19.0
    Depreciation and amortization             2.8      2.9
    Corporate general and administrative
      expenses                                1.4      1.2
    Net interest expense                      1.1      1.3
                                             ----     ----
    Reportable segment results before
      income taxes                           14.8     13.6
    Provision for income taxes                6.0      5.6
                                             ----     ----
    Reportable segment results (1)          $ 8.8    $ 8.0
                                             ====     ====

      (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased 10.0% over the first quarter 1999. The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate. Combined revenues for Radio and Television grew 12.2% over the first quarter 1999. This increase is primarily attributable to political and national sales, and reflects strong market positions in the cities in which the communications segment operates. Radio experienced strong revenue growth in the first quarter of 2000 and 1999, resulting from increased demand for local advertising. Television revenues increased over the first quarter 1999 due to refocused efforts in several markets and highly contested political issues in two of those markets.

Revenue from Sports operations decreased 20.9% from the first quarter 1999, as a result of the disposal of certain entertainment production operations during the first quarter of 1999.

Broadcast cashflow grew by 5.8% over the first quarter 1999, as a result of the strong growth of the broadcast revenues, particularly Radio.

Total expenses excluding interest increased 1.9% from the first quarter 1999. Expenses as a percent of Communication revenues for the first quarter were 70.2% as compared to 71.2% for the first quarter 1999. The decline is attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business, and improved expense control.

Corporate and Other

The following table summarizes operating results for this segment:

                                        Three Months Ended
                                              March 31
                                          2000        1999
                                         ------      ------

    Earnings on investments              $ 30.5       $32.6
    Interest expense on debt and
      Exchangeable Securities             (14.1)       (7.5)
    Operating expenses                     (7.6)       (4.3)
    Federal and state income tax
      expense                              (1.5)       (6.4)
                                          -----       -----
                                            7.3        14.4
    Dividends on Capital Securities        (6.1)       (6.1)
                                          -----       -----
    Reportable segment results (1)          1.2         8.3
    Realized investment gains, net         31.3        28.5
                                          -----       -----
    Reportable segment results,
       including realized gains          $ 32.5      $ 36.8
                                          =====       =====

      (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

The following table summarizes assets assigned to this segment:


                                        Three Months Ended
                                              March 31
                                          2000        1999
                                         ------      ------
    Parent company, passive investment
      companies and Corporate line
      assets of insurance subsidiaries  $1,720      $2,145
    Unrealized gain (loss) on fixed
      interest investments                (186)        195
    Co-insurance receivables on
      acquired blocks                    1,256       1,565
    Employee benefit plan assets           346         344
    Goodwill arising from insurance
      acquisitions                         265         190
    Other                                  255         172
                                         -----       -----
    Total                               $3,656      $4,611
                                         =====       =====


Total assets for the Corporate and Other segment decreased 20.7% from the first quarter 1999. This decline occurred primarily due to assignment of Corporate capital to other reportable segments, share repurchases, surrenders of 100% co-insured COLI policies, and changes in market values of available for sale securities. Unrealized gains and losses on available for sale equity and fixed income securities are assigned to this segment. Those values declined $381 from the first quarter 1999, as a result of increases in market interest rates and declines in market values of financial services stocks.

Reportable segment results including realized gains declined 11.7% from the first quarter 1999. Investment earnings decreased 6.4% as capital is being deployed in other operating segments. Interest expense on debt and exchangeable securities increased $6.6 over the first quarter 1999 as the level of commercial paper borrowings was increased with the acquisition of Guarantee, share repurchases, and the January 2000 redemption of Automatic Convertible Equity Securities (ACES). Operating expenses increased 76.7% over the first quarter 1999 due to Corporate
initiatives.   Federal and state income tax expense includes the tax
benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. The $4.9 decrease in Federal and State income taxes from the first quarter 1999 primarily reflects the tax effect of lower Corporate and Other segment pre-tax operating results.

The results of this segment may vary from year to year due to expenses associated with strategic activities and other corporate initiatives, income recorded on equity method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

Financial Position, Capital Resources And Liquidity

JP's primary resources are investments related to its Individual Products, Benefit Partners, and AIP segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $515 or 1.9% during the first quarter 2000. This growth resulted from increases in Separate Account assets and policyholder contract deposits, as well as cash provided by operating activities. These favorable influences were partially offset by cash dividends and share repurchases.

The Individual Products, Benefit Partners, and AIP segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency
office expenses (referred to as DAC).   Amounts deferred were $1,116 at
March 31, 2000, an increase of 2.3% over December 31, 1999.   The
increase was due to strong sales of UL-type and fixed annuity products, partially offset by the effect of changes in unrealized gains on available for sale investments.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $922 at March 31, 2000, down 2.9% from year end.

Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $309 at March 31, 2000 and $303 at December 31, 1999, with the net increase due to the Polaris acquisition, which added $8. Goodwill as a percentage of shareholders' equity declined to 10.9% from 11.0% at December 31, 1999.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At March 31, 2000 and December 31, 1999, JP had reinsurance receivables of $1,046 and $1,057 and policy loans of $190 and $192 which are related to the businesses of AH Life that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2000 and 1999.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                           March 31   December 31
                                             2000         1999
                                            ------       ------
   Total assets less separate accounts     $24,502      $24,174
   Total stockholders' equity                2,845        2,753
   Ratio of stockholders' equity to
     assets                                  11.6%        11.4%


JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, which would be expected to produce higher returns over time.

The Individual Products, Benefit Partners and AIP segments are subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled the life insurance affiliates to attain the following claims paying ratings:


                   JP Life   AH Life   JP Financial   Guarantee
A.M. Best            A++       A++          A++           A
Standard & Poor's    AAA       AAA          AAA          n/a
Duff and Phelps      AAA       AAA          AAA          n/a


Debt and Exchangeable Securities

Commercial paper outstanding was $481 and $324 at March 31, 2000 and 1999 with weighted average interest rates of 6.01% and 4.97%. The increase in commercial paper is due primarily to the replacement of the ACES with commercial paper as noted below, and share repurchases. The maximum amount outstanding during the first quarter of 2000 and 1999 was $505 and $329.

JP has sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. The maximum amounts outstanding were $600 and $289 during the first quarter 2000 and 1999. The securities involved had a fair value and amortized cost of $552 and $553, and $292 and $279, as of March 31, 2000 and 1999.

At March 31, 2000 and December 31, 1999, the Company had $148 and $290 Exchangeable securities and other debt outstanding. This includes $147 and $137 at March 31, 2000 and December 31, 1999 of Mandatorily

Exchangeable Debt Securities (MEDS) and $152 at December 31, 1999. The ACES matured on January 21, 2000, and security holders were repaid in cash using commercial paper proceeds of $146. These matters are more fully described in Notes 8 and 9 to the financial statements previously filed with form 10-K and are incorporated by reference. Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at March 31, 2000.

In the fourth quarter 1999, the Company used operating cash flows, proceeds from commercial paper issues and borrowings under repurchase agreements to finance the Guarantee acquisition and purchase common shares outstanding. Certain of those borrowings were made by subsidiaries. At March 31, 2000 and December 31, 1999 net advances from subsidiaries were $303 and $329. While the Company has no commitments for additional financing, additional funds may be borrowed from time to time to finance acquisitions or share repurchases or for other corporate purposes.

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

Cash provided by operations was $181 and $215 for the first three months of 2000 and 1999. The decrease reflects additional acquisition costs as well as changes in payables from period to period.

Net cash used in investing activities was $244 and $305 for the first three months of 2000 and 1999, with the decline reflecting lower investments purchased.

Net cash provided by financing activities was $28 and $100 for the first three months of 2000 and 1999 with the decrease reflecting a net $65 savings in 2000 repayments versus 1999 short-term borrowings. Cash inflows from policyholder contract deposits net of withdrawals were $122 and $106 for the first three months of 2000 and 1999. The 2000 increase is a result of both higher annuity sales netted against higher than expected withdrawals of annuity funds, and higher UL-type contract receipts due to the shift from traditional to UL-type business. Net policyholder receipts in 1999 were lower due to lower annuity sales and higher annuity withdrawals in a very competitive interest rate environment.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first three months were $91 in 2000 and $73 in 1999. JP Life, JPFIC, JPCC and AH Life were the primary sources of these dividends. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. Approximately 87% of the amount of dividends planned from life subsidiaries for 2000 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Cash and cash equivalents were $27 and $62 at March 31, 2000 and December 31, 1999. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $468 at March 31, 2000 and $446 at December 31, 1999. These securities, which include the $147 (at March 31, 2000) of Bank of America Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at March 31, 2000 were $13,093.

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

JP held the following carrying amounts of investments:

                                               March 31         December 31
                                                 2000               1999
                                             -------------     --------------
   Publicly-issued bonds                     $12,069   61%     $11,943    61%
   Privately-placed bonds                      3,473   17        3,220    16
   Commercial mortgage loans                   2,545   13        2,543    13
   Common stock                                  693    3          730     4
   Policy loans                                  912    5          906     5
   Preferred stock                                20    -           26     -
   Real estate                                   131    1          133     1
   Other                                          33    -           35     -
   Cash and equivalents                           27    -           62     -
                                              ------  ---       ------   ---
   Total                                     $19,903  100%     $19,598   100%
                                              ======  ===       ======   ===

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

Carrying amounts of investments categorized as "higher risk" assets were:


                                     March 31        December 31
                                      2000              1999
                                  -------------     --------------
Bonds near or in default         $     1     -%      $    5      -%
Bonds below investment grade         759   3.8          764    3.9
Mortgage loans 60 days
  delinquent or in foreclosure         -     -            -      -
Mortgage loans restructured            9   0.1            9    0.1
Foreclosed properties                  -     -            -      -
                                  ------ -----        ------ -----
Sub-total, "higher risk assets"      769   3.9          778    4.0
All other investments             19,134  96.1       18,820   96.0
                                  ------  ----       ------  -----
Total cash and investments       $19,903 100.0%     $19,598  100.0%
                                  ====== =====       ======  =====


The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific
direct investments.   Actual use of derivative financial instruments has
been limited to managing well-defined interest rate risks. Interest rate swaps with a notional value of $186 and $186 were open as of March 31, 2000 and December 31, 1999. There have been no terminations of derivative financial instruments in 2000 or 1999. Potential termination of these arrangements as of March 31, 2000 under then current interest rates would result in a potential loss of $2, which would be amortized over the remaining life of the hedged asset or liability.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:

                                                   March 30     December 31
                                                     2000          1999
                                                    ------        ------
Federal agency issued CMO's                         $2,601        $2,498
Corporate private-labeled CMO's                      1,918         1,838
                                                     -----         -----
Total                                               $4,519        $4,336
                                                     =====         =====

The Company's investment strategy with respect to CMO's focuses on actively-traded, less volatile issues that produce relatively stable cash flows. The majority of CMO holdings are sequential and planned amortization class tranches of federal agency issuers. The CMO portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

Market Risk Exposures

With respect to the Company's exposure to market risks, see management's comments in the 1999 Form 10-K. Management believes that the plus or minus 100 basis points utilized in the sensitivity analysis in the 1999 Form 10-K continues to reflect reasonably possible near term changes in interest rates. Additionally, management believes that the 10% hypothetical decline in the equity market remains reasonably possible in the near term.

External Trends And Forward Looking Information

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 1999 Form 10-K.

With respect to accounting pronouncements, see Note 5 on page 9, which is incorporated herein by reference.

Forward-looking information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by or on behalf of JP are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the matters discussed in "Market Risk Exposures", "External Trends and Forward Looking Information" and other risks detailed from time to time in the Company's SEC filings; to the risks that JP might fail to successfully complete strategies for cost reductions, including anticipated expense savings and operating efficiencies from the integration of Guarantee, and for growth in sales of products through all distribution channels; and more generally to: general economic conditions; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; and changes in federal and state laws and regulations, including, without limitation, changes in the financial services industry or tax laws and regulations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The following information relates to the registrant's Annual
     Meeting of Shareholders held on May 1, 2000.

(b)  N/A

(c)  The following matters were voted upon at the meeting:


     Election of Directors:
              Class I             Term      Votes For    Withheld
        Edwin B. Borden          3 years   88,898,015     585,969
        William H. Cunningham    3 years   88,889,336     594,648
        E. S. Melvin             3 years   88,481,493   1,002,491
        Donald S. Russell, Jr.   3 years   88,817,739     666,245


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (2)(ii) By-Laws of Jefferson-Pilot Corporation as amended May 1,
             2000.

     (27)    Financial Data Schedule

(b)  Reports of Form 8-K

  There were none filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                     Chief Financial Officer and Treasurer
  Date     May 12, 2000

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                       (Principal Accounting Officer)
  Date     May 12, 2000

                           BY-LAWS

                             OF

                 JEFFERSON-PILOT CORPORATION

                 AS AMENDED TO AND INCLUDING

                         May 1, 2000



                           BY-LAWS

                             OF

                 JEFFERSON-PILOT CORPORATION

                     __________________

                          ARTICLE I

                        Shareholders

Section 1.  Annual Meeting.

The annual meeting of the shareholders shall be held on the first Monday in May of each year at 10:00 o'clock A.M. local time in effect at the place of the meeting, at the principal office of the Corporation in

Greensboro, North Carolina, or at such other time and/or at such other place as shall be fixed by the Board of Directors.

Section 2.  Special Meetings.

Special meetings of the shareholders may be called by the Board of

Directors.  Only business within the purposes described in the meeting notice may be conducted at a special meeting, unless this requirement is deleted from North Carolina law.

Section 3.  Notice of Meeting.

At least ten days' notice of a meeting of shareholders shall be given to each shareholder entitled to vote at the meeting, by mail or express service to the shareholder's last known address.

Section 4.  Voting Rights.

At all meetings of the shareholders, each shareholder entitled to vote may vote personally or by proxy duly executed in writing by the shareholder or by a duly authorized attorney-in fact (or in such other manner as may be permitted under North Carolina law).

Section 5.  Quorum.

Except as otherwise provided by law or by the Articles of Incorporation,

a quorum at any meeting of shareholders shall consist of shareholders representing in person or by proxy a majority of the votes which are eligible to be cast at the meeting.  If no quorum is present, the meeting may be adjourned from time to time until a quorum is present.

Section 6.  Advance Notice of Shareholder Resolutions.

Proposals for shareholder action may be made only by a shareholder entitled to vote for the election of Directors generally and only if written notice of such shareholder's intent to make such proposal or proposals has been given, either by personal delivery or by United

States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an annual meeting of shareholders, 90 days in advance of such meeting, and (ii) with respect to a special meeting of shareholders, the close of business on the seventh day following the date on which notice of such meeting is given to shareholders.  Each such notice shall set forth:  (a) the name and address of the shareholder who intends to make the proposal or proposals; (b) a written statement of the shareholder's proposal or proposals; and (c) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to make the proposal or proposals.  The Chairman of the meeting may refuse to acknowledge the proposal or proposals of any person not made in compliance with the foregoing procedure.  For inclusion in the

Corporation's proxy materials, proposals must meet any earlier deadline specified in the Corporation's most recent proxy statement or rules of the Securities and Exchange Commission.

                         ARTICLE II

                     Board of Directors

Section 1.  General Authority.

The business and affairs of the Corporation shall be managed under the direction of a Board of Directors consisting of no less than eleven and no more than fifteen Directors, with the exact number of Directors to be established from time to time by the Board of Directors.

Section 2.  Classes.

The Directors of the Corporation shall be divided into three classes,

designated Class I, Class II and Class III.  Each Class shall consist,

as nearly as possible, of one-third of the total number of Directors consisting of the entire Board of Directors.  In the election of

Directors at the 1986 Annual Meeting of Shareholders, the Class I

Directors shall be elected to hold office for a term to expire at the first annual meeting of shareholders thereafter; the Class II Directors shall be elected to hold office for a term to expire at the second annual meeting of shareholders thereafter; and the Class III Directors shall be elected to hold office for a term to expire at the third annual meeting of shareholders thereafter, and in the case of each Class, until their successors are elected and qualified.  At each annual meeting of shareholders held after the 1986 Annual Meeting of Shareholders, the

Directors elected to succeed those whose terms expire shall be identified as being of the Class as the Directors they succeed and shall be elected to hold office for a term to expire at the third annual meeting of the shareholders after their election, and until their successors are elected and qualified.

Section 3.  Meetings.

(a)  The regular annual meeting of the Board of Directors shall be held immediately following the annual meeting of shareholders.  Other regular meetings of the Board shall be held on the second Monday in February and on the first Monday in August and November of each year.  The Board by formal or informal action of the majority thereof may cancel any regular meeting other than the annual meeting.  The Chief Executive Officer may,

and upon written request of a majority of the entire Board shall, change the date and/or fix the place and time for any regular meeting.

(b)  Special meetings of the Board may be called by the Chairman of the

Board, the President or any two Directors.

Section 4.  Notice of Meetings.

Written notice shall be given to each Director stating the time and place of any annual, regular or special meeting of the Board of

Directors.  Such notice need not specify the purpose of the meeting,

unless required by North Carolina law, the Articles of Incorporation or

these By-laws.  Any such notice shall be deemed timely given if given by any usual means of communication, including orally or by telephone,

which in the normal course should be received by the Director at least three business days before the meeting.

Section 5.  Informal Meetings and Action by Written Consent.

(a)  Any or all Directors may participate in a meeting of the Board of

Directors or any Committee thereof through the use of conference telephone or any other means of communication by which all Directors participating in the meeting may simultaneously hear each other during the meeting.

(b)  Any action required or permitted to be taken by the Board of

Directors or any Committee thereof may be taken without a meeting if one or more written consents thereto are signed by all members of the Board or Committee either before or after such action and are filed with the minutes or records of the Board or Committee.

Section 6.  Chairman and Vice Chairman.

The Board of Directors shall elect one of the Directors as Chairman of

the Board.   The Chairman shall preside at all meetings of shareholders and of the Board of Directors and shall have such other duties and

authority as the Board of Directors shall prescribe.   The Board of

Directors may elect one or more Vice Chairmen of the Board, whose duties and authority shall be determined by or in a manner specified by the

Board.  The Chairman or any Vice Chairman may be removed or replaced by the Board at any time.

Section 7.  Notice of Nominations.

Advance notice of shareholder nominations for the election of Directors shall be given in the manner provided in Section 10 of this Article II.

Section 8.  Filling of Vacancies.

Vacancies on the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors then in office, although less than a quorum or by a sole remaining Director.  Any Director elected in accordance with the preceding sentence shall hold office for the full term of the Class of Directors in which the vacancy occurred,

and until such Director's successor shall have been elected and qualified.

Section 9.  Removal of Directors.

Any Director, or the entire Board of Directors, may be removed from office at any time, with or without cause, by the affirmative vote of the holders of 80% of the outstanding stock of the Corporation.  Any

Director may also be removed from office at any time, for cause, by the vote of a majority of the entire Board of Directors.  The provisions of this Section 9 are subject to the requirements of North Carolina General

Statute 55-27 relating to cumulative voting and shareholder suits until the same may be repealed.

Section 10.  Nominations for Director.

Nominations may be made by the Board of Directors or by a proxy committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of Directors generally.  However, any shareholder entitled to vote in the election of Directors generally  may nominate one or more persons for election as Directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United

States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days in advance of such meeting, and (ii)

with respect to an election to be held at a special meeting of shareholders for the election of Directors, the close of business on the seventh day following the date on which notice of such meeting is first given to shareholders.  Each such notice shall set forth:  (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

(c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the

Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a Director of the Corporation if so elected.

The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Section 11.  Voting Requirement for Certain Amendments.

Notwithstanding any other provisions of law or the Corporation's

Articles of Incorporation or these By-Laws (and notwithstanding the fact that a lesser percentage may be specified by law, the Articles of

Incorporation or these By-Laws) the affirmative vote of the holders of

80% or more of the outstanding shares of stock of the Corporation shall be required to amend or repeal, or adopt any provision inconsistent with or which relates to Sections 1, 2, 7, 8, 9, 10 or 11 of this Article II.

                         ARTICLE III

                          Officers

Section 1.  Officers.

The officers of the Corporation shall consist of a Chairman of the Board

(if the Board of Directors designates this position as an officer),

President, Secretary, Treasurer and such Executive Vice Presidents,

Senior Vice Presidents, Vice Presidents and other officers as the Board of Directors may from time to time elect.  The Chief Executive Officer may appoint for a fixed or indeterminate term and may remove at any time with or without cause, (i) Assistant Secretaries and Assistant

Treasurers and (ii) assistant, associate and other subordinate officers whose authority and duties shall be specified by, or by a delegee of,

the Chief Executive Officer.  Any two or more offices may be held by the same person, but no individual may act in more than one capacity where action of two or more officers is required.

Section 2.  Election and Removal.

The officers of the Corporation shall be elected by the Board of

Directors and may be removed with or without cause at any time by the

Board, provided however, that such removal shall not affect any written contractual rights of any such officer.

                         ARTICLE IV

                     Duties of Officers

Section 1.  Chief Executive Officer and President.

The Board of Directors shall designate the Chairman of the Board or the

President as the Chief Executive Officer, who shall be the principal executive officer of the Corporation and shall have the authority to supervise and control the management of the Corporation in accordance with these By-Laws, subject to the direction of the Board of Directors.

Without limiting the generality of the foregoing, the Chief Executive

Officer shall, in accordance with policies and within any limits set by the Board of Directors, have authority with respect to developing and directing the budgets and strategic plans of the  Corporation,

determining the employment and (to the extent delegated by the

Compensation Committee) compensation of senior executive personnel and other employees, developing and directing the Corporation's investment,

product and marketing strategies, determining fundamental aspects of the

Corporation's personnel and employee benefit policies, and developing and directing the Corporation's capital structure, financing and significant acquisitions and divestitures.  The President, if not the

Chief Executive Officer, shall perform such duties and have such powers as the Board of Directors or the Chief Executive Officer shall prescribe.

Section 2.  Vice Presidents.

Each Executive Vice President, Senior Vice President and Vice President

shall perform the duties and exercise the powers normally conferred by statutory and general law and custom upon a vice president of a company and shall perform such other duties and have such other powers as the

Board of Directors or the Chief Executive Officer shall prescribe.

Section 3.  Secretary.

The Secretary shall keep accurate records of the acts and proceedings of all meetings of shareholders, Directors and Committees thereof and shall give all notices required by law or by these By-Laws.  The Secretary shall have general charge of the corporate books and records, the stock transfer books and the corporate seal, shall affix the corporate seal to any lawfully executed instrument requiring it, and shall sign such instruments as may require such signature.  The Secretary shall perform all duties incident to the office of Secretary and shall perform such other duties and have such other powers as shall be prescribed from time to time by the Board of Directors or the Chief Executive Officer.

Section 4.  Treasurer.

The Treasurer shall have custody of all funds belonging to the

Corporation and shall receive, deposit or disburse the same as provided by law, and subject to such instruction as may be given by the Board of Directors or the Chief Executive Officer.  The Treasurer shall, in general, perform all duties incident to the office of Treasurer and shall perform such other duties and have such other powers as shall be prescribed from time to time by the Board of Directors or the Chief

Executive Officer.

Section 5.  Assistant Secretaries and Assistant Treasurers.

The Assistant Secretaries and Assistant Treasurers shall perform such duties and exercise such powers of those offices as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the Board of

Directors or the Chief Executive Officer, and shall have the authority to act in the absence or inability to act of the respective such officer.

Section 6.  Facsimile Signatures.

The facsimile signature for any officer may be used in any instance in which such officer's signature is required or used on any instrument on behalf of the Corporation.



                         ARTICLE V.

                        Capital Stock

Section 1.  Stock Certificates.

Each holder of capital stock of the Corporation shall be entitled to a certificate signed (either manually or in facsimile) by two officers of the Corporation, namely, the Chairman of the Board (if  the  Chief

Executive  Officer), the President or an Executive or Senior Vice

President and the Secretary or an Assistant Secretary, except as otherwise provided in the Articles of Incorporation as to any series of preferred stock.

Section 2.  Transfer and Registration.

Transfer of shares evidenced by certificates shall be made on the stock transfer books of the Corporation upon surrender of the certificates for the shares sought to be transferred and an assignment of transfer duly executed by the record holder or a duly authorized agent or legal representative, with such proof of authenticity of the signature as the

Corporation or its agents may reasonably require.  The Board of

Directors shall have the power to make such rules, regulationd and arrangements as it may deem expedient concerning the issue, transfer,

conversion, replacement and registration of stock certificates of the

Corporation or any direct registration option.



                         ARTICLE VI

                     Executive Committee

Section 1.  Election and Number.

The Board of Directors shall appoint an Executive Committee which shall consist of at least five and not more than seven Directors, and shall appoint the Chairman and may appoint a Vice Chairman of the Committee.

Vacancies occurring on the Committee may be filled by the Board of

Directors.

Section 2.  General Powers.

The Executive Committee may exercise all of the powers and authority of the Board of Directors (except to the extent limited by North Carolina law) including power and authority in the direction of the management of the business and affairs of the Corporation.  The Committee may elect its own Secretary (who need not be a member of the Committee).

Section 3.  Meetings.

A meeting of the Executive Committee may be called by the Chairman of the Committee at any time and shall be called by such Chairman upon written request of any two members of the Committee.  All members shall be given reasonable notice of the time and place of any meeting which,

except in the case of an emergency, shall not be later than the business day prior to the meeting.  Such notice need not specify the purpose of the meeting.

Section 4.  Minutes.

Minutes of all meetings and actions of the Executive Committee shall be kept and shall be reported to the Board of Directors at or prior to its next meeting.

Section 5.  Quorum and Action.

A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business.  The action of a majority of members present at a meeting at which a quorum is present shall constitute the act of the Committee.

                         ARTICLE VII

                Other Committees of the Board

Section 1.  Standing Committees.

(a)   Number.  There shall be five standing Committees of the Board of

Directors:  Audit, Compensation, Contributions, Conflict of Interests

and Nominating.  At the first meeting of the Board of Directors after the annual meeting of shareholders, the Nominating Committee shall recommend and the Board shall appoint the membership and the Chairman of each such Committee other than the Nominating Committee.  All members shall serve at the pleasure of the Board.

(b) Quorum and Action.  A majority of the members of any standing

Committee shall constitute a quorum for the transaction of business.

The action of a majority of members present at a Committee meeting at which a quorum is present shall constitute the act of the Committee.

(c)  Meetings and Minutes.  Subject to the foregoing, and unless the

Board shall otherwise determine, each standing Committee shall fix its rules of procedure.  Meetings of a Committee may be held at any time upon the call of the Chief Executive Officer or the Chairman or any two

members of the Committee.  The Chairman of a Committee may designate any member of the Committee to preside at a meeting in the absence of the

Chairman.  Each Committee shall keep minutes of all meetings and actions which shall be available at all times to Directors.  Action taken by a

Committee shall be reported promptly to the Board.

(d)  Term of Office.  A member of any standing Committee shall hold office until the next meeting of the Board of Directors following the annual shareholders meeting or, if earlier, until the member resigns, is removed by the Board or ceases to be a Director.

(e)   Vacancies.  Should a vacancy occur on any standing Committee, the

Nominating Committee may recommend (except for a vacancy on the

Nominating Committee) and the Board may fill such vacancy.

Section 2.  Audit Committee.

(a)  How  Constituted.  The Audit Committee shall consist of not less than three nor more than five Directors, each of whom shall meet the independence and experience requirements of the New York Stock Exchange,

as interpreted in the business judgment of the Board.

(b)  Duties.  The Audit Committee shall assist the Board of Directors in oversight of (1) the integrity of the Corporation's financial statements, (2) the adequacy of internal controls, and (3) the independence and performance of the Corporation's internal and external auditors.  The Board shall adopt and approve an Audit Committee Charter which shall set forth the duties of the Committee.  The Audit Committee shall annually reassess the Charter and recommend any changes to the

Board.

Section 3.  Compensation Committee.

(a)   How Constituted.  The Compensation Committee shall consist of not less than three nor more than five Directors.

(b)   Duties.  The Compensation Committee shall approve the salaries to be paid to the senior executive officers, and shall approve the salaries of all other officers except those the approval of which it delegates to the Chief Executive Officer or another officer.  The Committee shall review the qualified employee benefit plans maintained by the

Corporation and review all recommendations for changes in any plan which must be approved by the Board.  The Committee shall also administer the officer incentive plans and determine the awards thereunder.



Section 4.  Contributions Committee.

(a)   How Constituted.  The Contributions Committee shall consist of not less than three nor more than five Directors.

(b)   Duties.  The duties of the Contributions Committee shall be to administer and regulate the contributions practices of the Corporation and its subsidiaries in accordance with the policy with respect to charitable contributions adopted by the Board of Directors.

Section 5.  Conflict of Interests Committee.

(a)  How Constituted.  The Conflict of Interests Committee shall consist of not less than three nor more than five Directors.

(b)   Duties.  The Conflict of Interests Committee shall initiate investigations concerning or investigate all complaints concerning possible conflict of interests involving Directors or officers of the

Corporation and shall recommend to the Board action to be taken to remove any such conflict of interests and policies or procedures designed to avoid such conflicts.

Section 6.  Nominating Committee.

(a)   How  Constituted.  The Nominating Committee shall consist of not less than five nor more than seven Directors.  The membership and

Chairman of the Committee shall be appointed by the Board of Directors upon recommendation of the Executive Committee.

(b)   Duties.  The Nominating Committee shall recommend to the Board nominees for election as Directors at any meeting of shareholders or to fill vacancies on the Board.  The Nominating Committee shall also recommend to the Board the composition and the Chairman of all

Committees of the Board other than the Executive and Nominating

Committees, and replacements for Directors who have ceased to be members of such Committees.

Section 7.  Other Committees.

The Board of Directors may by resolution establish such other Committees of the Board as it may deem advisable and specify the term and authority of each such Committee.

                        ARTICLE VIII

                        Miscellaneous

Section 1.  Financial Instruments and Transfers.

All promissory notes, bills, negotiable instruments, checks, bank drafts, orders for the payment, transfer or withdrawal of funds, and all other similar instruments of the Corporation shall be signed, executed or endorsed on behalf of the Corporation under such procedures as may be established or authorized from time to time by the Board of Directors.

Section 2.  Contracts and Other Instruments.

Except as otherwise required by law, the Articles of Incorporation or these By-Laws, any contracts or other instruments not within the scope of Section 1 of this Article may be executed on behalf of the

Corporation by such officer(s) of the Corporation as the Board of

Directors may direct.  Subject to any restrictions imposed by the Board,

any one or more of the Chairman of the Board (if the Chief Executive

Officer), the President, any Vice President, the Secretary and the

Treasurer of the Corporation may execute bonds, contracts, deeds, leases and other agreements and instruments on behalf of the Corporation.

Section 3.  Seal.

The corporate seal of the Corporation shall consist of two concentric circles between which is the name of the Corporation and in the center of which is inscribed SEAL.

Section 4.  Waiver of Notice.

Whenever any notice is required to be given to any shareholder or

Director by law, the Articles of Incorporation or these By-Laws, a written waiver thereof, which need not specify the purpose, signed by the person entitled to such notice, whether before, at or after the time stated therein, shall be deemed equivalent to notice.  Attendance at a meeting in person or through voice communication shall constitute a waiver of notice, unless the person at the beginning of the meeting (or promptly upon later arrival) objects to holding the meeting or transacting business at the meeting and, in the case of a Directors'

meeting, does not thereafter vote for or assent to action taken at the meeting.

Section 5.  Fiscal Year.

The fiscal year of the Corporation shall be the calendar year unless the

Board of Directors shall otherwise determine.



                      -End of By-Laws-