Form 10-Q
period 2000-06-30
JEFFERSON PILOT CORP
filed 2000-08-14
CIK 53347

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2000              Commission file number 1-5955



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



                               (336) 691-3000
             (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X       No
                             ------        ------

Number of shares of common stock outstanding at June 30, 2000  103,049,234

                        JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -
[S]
Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - June 30, 2000 and December 31, 1999                       3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months and Six Months ended June 30, 2000 and 1999  4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Six Months ended June 30, 2000 and 1999                   5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10


Part II.   Other Information                                            27


Signatures                                                              28

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                        June 30    December 31
                             ASSETS                      2000          1999
                                                       --------    -----------
Debt securities available for sale, at fair value
   (amortized cost $12,869 and $12,235)                 $12,455       $11,831
Debt securities held to maturity, at amortized cost
   (fair value $2,926 and $3,259)                         3,016         3,351
Equity securities available for sale, at fair value
   (cost $78 and $98)                                       568           737
Mortgage loans on real estate                             2,606         2,543
Other investments                                         1,082         1,074
Cash and cash equivalents                                    52            62
                                                        -------       -------
     Total cash and investments                          19,779        19,598

Accrued investment income                                   269           266
Due from reinsurers                                       1,527         1,576
Deferred policy acquisition costs and value
   of business acquired                                   2,081         2,040
Cost in excess of net assets acquired                       306           303
Assets held in separate accounts                          2,400         2,272
Other assets                                                437           391
                                                         ------        ------
     Total assets                                       $26,799       $26,446
                                                         ======        ======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                      $19,661       $19,443
Debt:
   Commercial paper                                         480           361
   Exchangeable Securities and other debt                   133           290
Securities sold under repurchase agreements                 519           523
Liabilities related to separate accounts                  2,400         2,272
Tax liabilities                                             114           123
Accounts payable, accruals and other liabilities            373           381
                                                         ------        ------
                                                         23,680        23,393
                                                         ------        ------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")           300           300
                                                         ------        ------

Stockholders' Equity:
  Common stock                                              129           129
  Retained earnings                                       2,530         2,358
  Accumulated other comprehensive income -
     net unrealized gains on securities                     160           266
                                                         ------        ------
                                                          2,819         2,753
                                                         ------        ------
     Total liabilities and stockholders' equity         $26,799       $26,446
                                                         ======        ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended   Six Months Ended
                                                 June 30             June 30
                                            2000       1999       2000     1999
                                           ------     ------     ------   ------
Revenue:
Premiums and other considerations          $  336     $  229     $  675   $  470
Net investment income                         358        315        711      631
Realized investment gains                      31         27         79       71
Communications sales                           50         46        102       97
Other                                          28         22         56       40
                                            -----      -----      -----    -----
   Total revenue                              803        639      1,623    1,309
                                            -----      -----      -----    -----
Benefits and Expenses:
Insurance and annuity benefits                401        303        808      609
Insurance commissions, net of deferrals        30         26         62       51
General and administrative expenses,
 net of deferrals                              63         46        129      100
Amortization of deferred acquistion costs
and value of business acquired                 72         50        133       98
Communications operations                      29         27         62       60
                                            -----      -----      -----    -----
   Total benefits and expenses                595        452      1,194      918
                                            -----      -----      -----    -----
Income before income taxes                    208        187        429      391
Provision for income taxes                     72         63        148      134
                                            -----      -----      -----    -----
Net income                                    136        124        281      257
Dividends on Capital Securities                 6          6         12       12
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $  130     $  118     $  269   $  245
                                            =====      =====      =====    =====
Comprehensive income                       $   24     $   28     $  175   $   42
                                            =====      =====      =====    =====

Average number of shares outstanding        103.2      105.8      103.2    105.9
                                            =====      =====      =====    =====
Net Income Per Share of Common Stock:

Net income available to common
   stockholders before realized investment
   gains, net of income taxes              $ 1.07     $ 0.94     $ 2.11   $ 1.87
Realized investment gains, net of income
   taxes                                     0.19       0.17       0.50     0.44
                                            -----      -----      -----    -----
Net income available to common
   stockholders                            $ 1.26     $ 1.11     $ 2.61   $ 2.31
                                            =====      =====      =====    =====
Net income available to common
   stockholders - assuming dilution        $ 1.25     $ 1.10     $ 2.59   $ 2.29
                                            =====      =====      =====    =====
Dividends declared per common share        $0.370     $0.330     $0.740   $0.660
                                            =====      =====      =====    =====

See Notes to Consolidated Unaudited Condensed Financial Statements
                                       -4-

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                    Six Months Ended
                                                         June 30
                                                    2000         1999
                                                   ------       ------
Net cash provided by operations                     $ 199        $ 285
                                                     ----         ----
Cash Flows from Investing Activities:
Investments purchased, net                           (272)        (401)
Other investing activities                            ( 5)         (30)
                                                     ----         ----
Net cash used in investing activities                (277)        (431)
                                                     ----         ----
Cash Flows from Financing Activities:
Policyholder contract deposits, net                 1,211          874
Policyholder contract withdrawals, net             (1,006)        (654)
Net short-term borrowings                             (31)          40
Repurchase of common shares, net                      (22)         (31)
Cash dividends paid                                   (85)         (79)
Other financing activities                              1            1
                                                     ----         ----
Net cash provided by financing activities              68          151
                                                     ----         ----
Increase (decrease) in cash and cash equivalents      (10)           5
Cash and cash equivalents at beginning of period       62           21
                                                     ----         ----
Cash and cash equivalents at end of period          $  52        $  26
                                                     ====         ====
Supplemental Cash Flow Information:
Income taxes paid                                   $  97        $  64
                                                     ====         ====
Interest paid                                       $  30        $  22
                                                     ====         ====

See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON-PILOT CORPORATION

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                         (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The Company has five reportable segments which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not otherwise allocated to other reportable segments including earnings thereon, and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, AIP and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life and health insurance, annuity and investment products have been aggregated in the Indivdual Products, AIP and Benefit Partners reporting segments.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                               June 30    December 31
                                                 2000         1999
                                               -------       ------
Assets
 Individual Products                           $14,883      $14,493
 AIP                                             7,525        7,443
 Benefit Partners                                  715          606
 Communications                                    210          217
 Corporate & Other                               3,466        3,687
                                                ------       ------
    Total assets                               $26,799      $26,446
                                                ======       ======



                                           Three Months Ended  Six Months Ended
                                                  June 30            June 30
                                             2000       1999      2000     1999
                                           -------     -------   ------   ------
Revenues
Individual Products                        $   415     $   364  $   839  $   732
AIP                                            154         130      302      254
Benefit Partners                               132          47      260       97
Communications                                  49          44      101       95
Corporate & Other                               22          27       42       60
                                            ------      ------   ------   ------
                                               772         612    1,544    1,238
Realized investment gains, before tax           31          27       79       71
                                            ------      ------   ------   ------
     Total revenues                        $   803     $   639  $ 1,623  $ 1,309
                                            ======      ======   ======   ======

Reportable segment results and
 reconciliation to net income available
 to common stockholders
Individual Products                        $    69     $    61  $   138  $   121
AIP                                             19          18       40       35
Benefit Partners                                 9           7       17       12
Communications                                   9           8       18       16
Corporate & Other                                4           5        5       14
                                            ------      ------   ------   ------
     Total reportable segment results          110          99      218      198
Realized investment gains, net of tax           20          19       51       47
                                            ------      ------   ------   ------
     Net income available to common
      stockholders                         $   130     $   118  $   269  $   245
                                            ======      ======   ======   ======

3. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                   Three Months Ended          Six Months Ended
                                         June 30                    June 30
                                    2000         1999         2000           1999
                                   ------       ------       ------        ------
Numerator:
 Net Income                        $  136       $  124       $  281       $  257
 Dividends on Capital
  Securities                            6            6           12           12
                                    -----        -----        -----        -----
 Numerator for earnings per
  share and earnings per share
  - assuming dilution - Net
  income available to common
  stockholders                     $  130       $  118       $  269       $  245
                                    =====        =====        =====        =====
Denominator:
 Denominator for earnings per
 share - weighted-average
 shares outstanding           103,150,233  105,786,357  103,152,513  105,855,239
Effect of dilutive
 securities:
  Employee stock options          920,682    1,055,933      854,201    1,117,425
                              -----------  -----------  -----------  -----------
 Denominator for earnings per
  share - assuming dilution -
  adjusted weighted-average
  shares outstanding and
  assuming conversions        104,070,915  106,842,290  104,006,714  106,972,664
                              ===========  ===========  ===========  ===========
Earnings per share                 $ 1.26       $ 1.11       $ 2.61       $ 2.31
                                    =====        =====        =====        =====
Earnings per share -
 assuming dilution                 $ 1.25       $ 1.10       $ 2.59       $ 2.29
                                    =====        =====        =====        =====

4.  Contingent Liabilities

JP Life is a defendant in a proposed class action suit. The suit alleges deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy illustrations which plaintiffs claim were misleading. Unspecified compensatory and punitive damages, costs and equitable relief are sought. While management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome, management believes that it has made appropriate disclosures to the policyholders as a matter of practice, and intends to vigorously defend its position.

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

5.  Accounting Pronouncements

Effective Janaury 1, 2001, the company will adopt SFAS 133,
"Accounting for Derivative Instruments and for Hedging Activities".
SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedgeing activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the limited nature of the Company's use of derivatives and hedging activities, adoption of the pronouncement is not expected to have material impact on the Company's financial position or results of operations.

                 JEFFERSON-PILOT CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of financial condition as of June 30, 2000, changes in financial condition for the six months then ended, and results of operations for the three month and six month periods ended June 30, 2000 as compared to the same periods of 1999. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1999, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

Company Profile

The Company (JP) has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners (formerly called Group Products), Communications, and Corporate and Other. Within the Individual Products segment, JP offers a wide array of individual life insurance products. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability, and dental insurance to the employer marketplace. Various insurance products are currently marketed to individuals and businesses in the United States. At June 30, 2000, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), Alexander Hamilton Life Insurance Company of America (AH Life), Jefferson Pilot Financial Insurance Company and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (collectively JP Financial), and Guarantee Life Insurance Company (Guarantee). Effective August 1, AH Life and Guarantee were merged into JP Financial in order to improve efficiencies and reduce administrative expenses and other costs.

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

For the first half of 2000, JP's revenues were derived 54% from Individual Products, 19% from AIP, 17% from Benefit Partners, 7% from Communications, and 3% from Corporate and Other, excluding realized gains.

Acquisition Summary

JP's acquisition strategy is designed to enhance core business growth and deploy excess capital. The acquisitions' focus is to increase distribution, add products, add technology and provide economies of scale. On December 30, 1999 the Company acquired Guarantee using the purchase method of accounting. Its operations are currently being integrated with other JP operations and reportable segment results of Guarantee are included in the first half of 2000. During the first quarter of 2000, Jefferson Pilot Securities Corporation, a broker/dealer subsidiary included in the AIP segment, completed the acquisition of Polaris Financial Services and Polaris Advisory Services, a high quality financial planning broker/dealer that added 350 registered representatives to Jefferson Pilot Securities' distribution.

Results of Operations

In the following discussion, "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results is relevant and useful information. Gains from sales of investments arise in majority from its Available for Sale equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                                 Three Months       Six Months
                                                    Ended              Ended
                                                   June 30            June 30
                                                 2000    1999      2000    1999
                                               ------  ------    ------  ------
   Consolidated Summary of Income
   Total reportable segment results (1)        $110.2   $98.9    $217.8  $197.6                                              6
   Realized investment gains (net of
     applicable income taxes)                    20.0    18.9      51.3    47.4
                                               ------  ------    ------  ------
   Net income available to common
     stockholders                              $130.2  $117.8    $269.1  $245.0
                                               ======  ======    ======  ======

   Consolidated Earnings Per Share

   Total reportable segment results (1)        $ 1.07  $ 0.94    $ 2.11  $ 1.87
   Realized investment gains (net of
    applicable income taxes                      0.19    0.17      0.50    0.44
                                               ------  ------    ------  ------
   Net income available to common
     stockholders                              $ 1.26  $ 1.11    $ 2.61  $ 2.31
                                               ======  ======    ======  ======
   Net income available to common
    stockholders - assuming dilution           $ 1.25  $ 1.10    $ 2.59  $ 2.29
                                               ======  ======    ======  ======

 (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Net income available to common stockholders increased 10.5% and 9.8% from the second quarter and first six months of 1999. Total reportable segment results increased 11.4% and 10.2% over the second quarter and first six months of 1999 due to increased profitability in the Individual Products, AIP, Benefit Partners and Communications segments. The increase in 2000 also reflected the deployment of corporate capital into the more profitable Individual Products, AIP and Benefit Partners
                             -11-
segments. The Corporate and Other segment declined due to financing costs associated with the Guarantee acquisition, share repurchases and the redeployment of capital in operating segments. Net realized gains increased 5.8% and 8.2% over the second quarter and first six months of 1999. Total reportable segment results per share increased 13.8% and 12.8% over the second quarter and first six months of 1999, reflecting the increase in core business earnings and the impact of share repurchases in 1999 and 2000. Earnings per share increased 13.5% and 13.0% from the second quarter and first six months of 1999, and earnings per share assuming dilution increased 13.6% and 13.1% from the second quarter and first six months of 1999 for the same reasons.

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

Results by Reportable Segment

                                                 Three Months      Six Months
                                                    Ended             Ended
                                                   June 30           June 30
                                               2000      1999     2000      1999
                                             ------    ------   ------    ------
    Individual Products                      $ 69.0    $ 61.1   $137.3    $120.5
    Annuity and Investment Products            19.4      17.3     40.3      34.6
    Benefit Partners                            8.9       6.7     17.2      12.4
    Communications                              9.2       7.9     18.0      15.9
    Corporate and Other                         3.7       5.9      5.0      14.2
                                             ------    ------   ------    ------
    Total reportable segment results (1)      110.2      98.9    217.8     197.6
    Net realized investment gains              20.0      18.9     51.3      47.4
                                             ------    ------   ------    ------
    Net income available to common
      stockholders                           $130.2    $117.8   $269.1    $245.0
                                             ======    ======   ======    ======

    (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.


Segment Assets

                                                                  June 30
                                                             2000         1999
                                                           --------     --------
     Individual Products                                    $14,883      $12,836
     Annuity and Investment Products                          7,525        6,547
     Benefit Partners                                           715          387
     Communications                                             210          209
     Corporate & Other                                        3,466        4,476
                                                           --------     --------
          Total assets                                      $26,799      $24,455
                                                           ========     ========

A more detailed discussion of reportable segment results follows.

Individual Products

The Individual Products segment offers a wide array of life and health insurance products to individuals through a career agency force, independent agents recruited through independent marketing organizations and a regional office network, home service agents, and financial institutions.

Individual Products include universal life (UL) and variable universal life (VUL), together referred to as UL-type products, as well as traditional life and health products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also include earnings on required capital.

Segment results were:

                                              Three Months         Six Months
                                                 Ended                Ended
                                                June 30              June 30
                                             2000     1999        2000     1999
                                            ------   ------      ------   ------
     Life premiums and other
      considerations                        $ 53.7   $ 47.9      $112.0   $ 98.7
     U.L. and investment product
     charges                                 150.4    132.5       304.6    268.2
     Investment income, net of expenses      209.4    182.5       417.7    362.3
     Other income                              2.1      1.5         4.3      2.6
                                            ------   ------      ------   ------
     Total revenues                          415.6    364.4       838.6    731.8
                                            ------   ------       ------   ------
     Policy benefits                         226.5    196.1       461.7    394.2
     Expenses                                 83.1     75.0       166.5    153.6
                                            ------   ------      ------   ------
     Total benefits and expenses             309.6    271.1       628.2    547.8
                                            ------   ------      ------   ------
     Reportable segment results before
      income taxes                           106.0     93.3       210.4    184.0
     Provision for income taxes               37.0     32.2        73.1     63.5
                                            ------   ------      ------   ------
     Reportable segment results (1)         $ 69.0   $ 61.1      $137.3   $120.5
                                            ======   ======      ======   ======

     (1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

The following table summarizes key information for Individual Products:


                                       Three Months              Six Months
                                          Ended                    Ended
                                         June 30                  June 30
                                     2000        1999         2000        1999
                                  ----------  ----------  ----------  ----------
     Annualized Individual life
      insurance sales             $     37.8  $     49.1  $     79.9  $     89.6
     Individual traditional
      insurance premium income          52.9        47.0       110.6        97.2
     Average UL policyholder fund
      balances                       8,687.4     7,599.5     8,644.0     7,641.4
     Average VUL separate account
      assets                         1,400.9       954.1     1,372.5       909.6
     Average face amount of
      insurance in force :
         Total                     157,608.6   138,150.9   157,855.9   138,402.7

         UL-type policies          112,001.8   100,857.1   111,784.3   100,564.1

     Average assets - Individual
      products                      14,891.3    12,694.7    14,793.8    12,521.1


Individual Products reportable segment results increased $7.9 or 12.9% and $16.8 or 13.9% over the second quarter and first half of 1999, due to growth of the business in force and the acquisition of Guarantee.

Annualized individual life insurance sales declined 23.0% and 10.8% from the second quarter and the first half of 1999. Excluding BOLI business, annualized sales decreased 21.0% from the second quarter 1999 and 7.0% from the first six months of 1999. This is due in part to a $7.7 decrease in the Target Marketing distribution channel which experienced an unusually strong second quarter 1999 performance. Further, because of new "XXX" reserving requirements that make products that involve secondary guarantees less profitable, the Company has withdrawn such products but some competitors have not so their products may appear more attractive.

Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 14.1% and 14.6% from the second quarter 1999 and first six months of 1999, as a result of the increase in the growth in average policyholder fund balances. The growth in average UL fund balances and VUL separate accounts, which increased 17.9% and 17.1% over the first quarter and first six months of 1999, was a result of net policyholder receipts and the acquisition of Guarantee.

Individual traditional premiums increased 12.6% and 13.8% from the second quarter and first half of 1999 due primarily to the acquisition of Guarantee. Policy charges, which include mortality, expense and surrender charges, increased 13.5% and 13.6% from the second quarter and first half of 1999. These increases are primarily from the Guarantee acquisition.

Net investment income increased $26.9 or 14.7% and $55.4 or 15.3% over the second quarter and first half of 1999, following the growth in segment assets. The portfolio yield on traditional assets increased 3 basis points to 7.74% and 3 basis points to 7.76% from the second quarter 1999 and six months of 1999. The average investment spread on UL-type products increased 7 basis points to 1.96% and 5 basis points to 1.95% from the second quarter and six months of 1999. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits increased 15.5% and 17.1% from the second quarter and six months of 1999 due to growth of business in force and the Guarantee acquisition. Traditional policy benefits were 109.9% versus 101.8% of premiums in the second quarter and 104.7% versus 106.6% for the first
                             -14-
six months 2000 and 1999. Policy benefits on UL-type products (annualized) decreased to 6.67% versus 6.93% of average policyholder funds and separate accounts due to mortality returning to a more normal level after experiencing adverse mortality in the second quarter 1999. Policy benefits on UL-type products (annualized) increased 6.90% versus 6.79% for the first six months of 2000 and 1999. The six month increase is the result of higher mortality offset by lower interest credited as a percentage of total fund balances and separate accounts. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 10.8% and 8.4% from the second quarter and first six months of 1999 due to the acquisition of Guarantee. Expenses on individual traditional products were 29.4% of premiums versus 32.3% and 31.7% versus 31.4% in the second quarter and first half of 2000 and 1999. For UL-type products, annualized expenses as a percentage of policyholder funds and separate accounts were 2.62% versus 2.75% and 2.56% versus 2.83% for the second quarter and first half of 2000 and 1999. The improvement reflects overall expense management as well as growth in policyholder funds and separate accounts.

Average Individual Products assets grew 17.3% and 18.2% over the second quarter and first half of 1999, due to the Guarantee acquisition, net receipts on UL-type products, new sales, and growth in existing policyholder funds. The annualized return on average Individual Products assets was 1.85% versus 1.93% and 1.86% versus 1.92% for the second quarter and first six months of 2000 and 1999 reflecting the blending of the Guarantee business.

Annuity and Investment Products

Annuity and Investment Products offers its products through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Reportable segments results were:

                                              Three Months        Six Months
                                                 Ended               Ended
                                                June 30             June 30
                                            2000     1999       2000     1999
                                           ------    ------    ------   ------
  Policy charges, premiums and other
   considerations                          $  7.7    $  5.3    $ 13.9   $  9.4
  Net investment income                     119.0     103.4     235.8    206.8
  Concession and other income                27.1      20.6      52.7     37.3
                                           ------    ------    ------   ------
  Total revenues                            153.8     129.3     302.4    253.5
                                           ------    ------    ------   ------

  Policy benefits                            83.6      76.8     165.4    149.1
  Expenses                                   40.3      25.8      74.8     51.0
                                           ------    ------    ------   ------
  Total benefits and expenses               123.9     102.6     240.2    200.1
                                           ------    ------    ------   ------
  Reportable segment results before
   income taxes                              29.9      26.7      62.2     53.4
  Provision for income taxes                 10.5       9.4      21.9     18.8
                                           ------    ------    ------   ------
    Reportable segment results (1)         $ 19.4    $ 17.3    $ 40.3   $ 34.6
                                           ======    ======    ======   ======

    (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased $2.1 or 12.1% and $5.7 or 16.5% over the second quarter and first six months of 1999. The following table summarizes key information for AIP:

                                            Three Months          Six Months
                                               Ended                Ended
                                              June 30              June 30
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
  Fixed annuity premium receipts      $  300.8   $  131.6   $  539.7   $  223.6
  Variable annuity premium receipts       31.3       33.8       66.2       61.6
                                      --------   --------   --------   --------
                                         332.1      165.4      605.9      285.2

  Average policyholder fund balances  $6,233.0   $5,561.1   $6,230.2   $5,571.1

  Average separate account
   policyholder fund balances            721.9      576.6      708.4      558.7
                                      --------   --------   --------   --------
                                      $6,954.9   $6,137.7   $6,938.6   $6,129.8

  Investment product sales            $  850.4   $  702.8   $1,751.7   $1,251.0
  Average assets                      $7,505.5   $6,522.1   $7,484.9   $6,512.9


Revenues increased 18.9% and 19.3% over the second quarter and first six months of 1999. Annuity revenues are derived from investment income on segment assets, policy charges and concession income earned on investment product sales by Jefferson Pilot Securities Corporation
(JPSC), a registered broker/dealer, and related entities. The increases in revenues are primarily driven by increases in average policyholder fund balances including separate accounts which grew 13.3% and 13.2% over the second quarter and first six months of 1999. The increase in policyholder fund balances and average assets results from new receipts and interest credited less benefits and withdrawals paid, as well as the Guarantee acquisition. Fixed annuity receipts increased 128.6% and 141.4% over the second quarter and first six months of 1999, due to significant sales increases, particularly of new products introduced in the 1999 second half. In total, fixed and variable annuity receipts increased by 100.8% and 112.4% over the second quarter and first six months of 1999. Fixed annuity surrenders as a percentage of beginning fund balances increased to 24.5% versus 15.8% and 22.5% versus 14.5% from the second quarter and six months of 1999. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that is no longer subject to surrender charges, and competition from annuity products which pay interest rate bonuses and from other investment products. JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Due to the aging of annuity policies in force, especially among acquired blocks, a higher portion of policyholder funds are outside of the surrender charge period in 2000 than in 1999. Concessions and other income increased 31.6% and 41.3% over the second quarter and first six months of 1999, due to higher sales of the Company's variable products and other investment products such as mutual funds.

Total AIP benefits and expenses increased 20.8% and 20.0% over the second quarter and first six months of 1999 due to the acquisition of Guarantee and growth in average policyholder fund balances. Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.4% versus 5.5% and 5.3% versus 5.4% for the second quarter and first six months of 2000 and 1999. Effective spreads, which represent income statement yields less interest credited to policyholders, adjusted for the net deferral of bonus interest and assuming the same level of assets, were 2.18% versus 2.15% and 2.17% versus 2.14% in the second quarter and six months of 2000 and 1999. The increase resulted from continued effective management of spreads, blending of the Guarantee business and higher yield on new investments.

Total AIP expenses increased 56.2% and 46.7% over the second quarter and first six months of 1999. Annualized insurance expenses as a percentage of average policyholder fund balances including separate accounts were 2.3% versus 1.9% and 2.2% versus 1.7% for the second quarter and first six months of 2000 and 1999. The growth in expenses was primarily due to commissions related to broker/dealer operations, similar to the increases in concessions and other income.

AIP posted annualized returns on average assets of 1.03% versus 1.06% and 1.08% versus 1.06% for the second quarter and first six months of 2000 and 1999. Year-to-date annualized results reflect a one-time reserve decrease of approximately $1.5.

The combined earnings of the broker/dealer and related entities which are included in the segment results were $1.3 versus $1.3 and $3.0 versus $2.4 for the second quarter and first six months of 2000 and 1999.

Benefit Partners

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms. Reportable segment results were:

                                          Three Months          Six Months
                                             Ended                Ended
                                            June 30              June 30
                                        2000       1999        2000       1999
                                      --------   --------    --------   --------
  Premiums and other considerations   $  119.3   $   39.4    $  235.2   $   81.6
  Investment income, net of expenses      12.7        7.6        25.1       15.7
                                      --------   --------    --------   --------
  Total revenues                         132.0       47.0       260.3       97.3
                                      --------   --------    --------   --------
  Policy benefits                         87.4       28.2       171.8       59.0
  Expenses                                30.9        8.6        62.2       19.4
                                      --------   --------    --------   --------
  Total benefits and expenses            118.3       36.8       234.0       78.4
                                      --------   --------    --------   --------
  Reportable segment results before
   income taxes                           13.7       10.2        26.3       18.9

  Provision for income taxes               4.8        3.5         9.1        6.5
                                      --------    --------   --------   --------
  Reportable segment results (1)      $    8.9    $   6.7    $   17.2   $   12.4
                                      ========    ========   ========   ========

  (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Benefit Partners reportable segment results increased $2.2 or 32.8% and $4.8 or 38.7% over the second quarter and first six months of 1999, primarily as a result of the Guarantee acquisition.

The following table summarizes key information for Benefit Partners:

                                          Three Months            Six Months
                                             Ended                  Ended
                                            June 30                June 30
                                        2000       1999        2000       1999
                                       ------     ------      ------     ------
  Life, Disability, and Dental:
    Annualized sales                   $ 25.3     $  3.9      $ 63.7     $  9.7
    Loss ratio                          70.5%      93.4%       71.9%      89.2%

  Total expenses, % of premiums
    equivalents                         25.8%      14.9%       26.0%      16.0%

  Average assets                       $710.3     $390.7      $683.2     $403.0

  Premium income and equivalents       $119.7     $ 57.7      $238.6     $121.1


Benefit Partners revenues increased $85 or 180.9% and $163.0 or 167.5% over the second quarter and first six months of 1999 due to the acquisition of Guarantee, including premium growth of $81.0 or 210.1% and $155.4 or 195.6% over the second quarter and the first six months of 1999. Including equivalent premiums on self-insured health policies, premiums increased 107.5% and 97.0% over the second quarter and first six months of 1999. Annualized sales for the core life, disability, and dental lines of business grew $21.4 or 548.7% and $54 or 556.7% over the second quarter and first six months of 1999 with new sales growth as well as the purchase of Guarantee.

During the first quarter 2000, the Company entered into an agreement to sell a block of Excess Loss policies with an annualized premium of $31. The transfer of policies will occur on subsequent policy anniversary dates. Sales of these policies are not expected to have a material impact on results for the year.

Policy benefits increased 209.9% and 191.2% over the second quarter and first six months of 1999, with the addition of the Guarantee business. The life, disability and dental incurred loss ratio was 70.5% and 93.4% in the second quarter and 71.9% and 89.2% in the first six months of 2000 and 1999. 1999's results were comprised solely of the JP Life business which has a significantly larger average policy size than that of Guarantee and is a more mature block of business. Both of these factors contributed to the higher 1999 loss ratio.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 259.3% and 220.6% over the second quarter and first six months of 1999, primarily due to the Guarantee acquisition, partially offset by a decline in expenses related to a declining book of medical business. As a percentage of premiums and equivalents, total expenses were 25.8% and 14.9% for the quarter and 26.0% and 16.0% for the six months of 2000 and 1999 due to the change in average policy size with the addition of Guarantee contracts.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports programming. Reportable segment results were:

                                          Three Months          Six Months
                                             Ended                Ended
                                            June 30               June 30
                                        2000       1999        2000       1999
                                       ------     ------      ------     ------
   Communications revenues             $ 49.8     $ 45.8      $103.2     $ 97.5
   Operating costs and expenses          28.6       27.3        61.9       60.0
                                       ------     ------      ------     ------
   Broadcast cash flow                   21.2       18.5        41.3       37.5
   Depreciation and amortization          2.9        3.0         5.7        5.9
   Corporate general and
    administrative expenses               1.4        1.2         2.7        2.4
   Net interest expense                   1.2        1.2         2.4        2.5
                                       ------     ------      ------     ------
   Reportable segment results before
     income taxes                        15.7       13.1        30.5       26.7
   Provision for income taxes             6.5        5.2        12.5       10.8
                                       ------     ------      ------     ------
   Reportable segment results (1)      $  9.2     $  7.9      $ 18.0     $ 15.9
                                       ======     ======      ======     ======

   (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased 16.5% and 13.2% compared to the second quarter and first six months of 1999. The Company's broadcasting properties continued to benefit from the generally favorable advertising environment and the strong local economies in which they operate.

Combined revenues for Radio and Television grew 9.6% and 11.0% over the second quarter and first six months of 1999. This increase is primarily attributable to political and national sales, and reflects strong market positions in the cities in which the communications segment operates. Radio experienced strong revenue growth in the second quarter and the first six months of 2000 and 1999, resulting from increased demand for local advertising. Television revenues also increased over the second quarter and the first six months of 1999 due to an increased demand for advertising as well as political advertising in two markets. Revenue from Sports operations decreased 37.5% and 21.8% from the second quarter and six months of 1999. Second quarter results 1999 included Sports revenues from play-off games that were not repeated in 2000 while six month comparisons are impacted by the disposal of certain entertainment production operations early last year.

Broadcast cash flow grew by 14.6% and 10.1% over the second quarter and first six months of 1999, as a result of the strong growth of the broadcast revenues, particularly Radio. The strong broadcast results for the 6 months were partially offset by the decline in Sports earnings mentioned above.

Total expenses excluding interest increased 4.4% and 2.9% from the second quarter and first six months of 1999. Expenses as a percent of Communication revenues were 66.1% versus 68.8% and 68.1% versus 70.1% for the second quarter and first six months of 2000 and 1999. The decline is attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business, and expense control.

Corporate and Other

The following table summarizes operating results for this segment:

                                          Three Months         Six Months
                                             Ended               Ended
                                            June 30              June 30
                                        2000       1999       2000       1999
                                       -------    -------    -------    -------
  Earnings on investments              $ 31.0     $ 29.4     $ 61.5     $ 62.0
  Interest expense on debt and
   Exchangeable Securities              (14.0)      (6.9)     (28.1)     (14.4)
  Operating expenses                     (5.2)      (6.1)     (12.7)     (10.4)
  Federal and state income tax
   expense                               (2.0)      (4.3)      (3.4)     (10.7)
                                       -------    -------    -------    -------
                                          9.8       12.1       17.3       26.5
  Dividends on Capital Securities        (6.1)      (6.2)     (12.3)     (12.3)
                                       -------    -------    -------    -------
  Reportable segment results (1)          3.7        5.9        5.0       14.2
  Realized investment gains, net         20.0       18.9       51.3       47.4
                                       -------    -------    -------    -------
  Reportable segment results,
   including realized gains            $ 23.7     $ 24.8     $ 56.3     $ 61.6
                                       =======    =======    =======    =======

  (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

The following table summarizes assets assigned to this segment:

                                                       June 30
                                                   2000       1999
                                                 -------     -------
  Parent company, passive investment
   companies and Corporate line assets
   of insurance subsidiaries                     $1,599      $2,145
  Unrealized gain (loss) on fixed interest
   investments                                     (246)         33
  Co-insurance receivables on acquired blocks     1,251       1,469
  Employee benefit plan assets                      342         355
  Goodwill arising from insurance acquisitions      263         189
  Other                                             257         285
                                                 -------     -------
Total                                            $3,466      $4,476
                                                 =======     =======

Total assets for the Corporate and Other segment decreased 22.6% from June 30, 1999. This decline occurred primarily due to assignment of corporate capital to other reportable segments (including the Guarantee acquisition), share repurchases, surrenders of 100% co-insured COLI policies, and changes in market values of Available for Sale securities. Unrealized gains and losses on Available for Sale equity and fixed income securities are assigned to this segment. Those values declined $279 from the second quarter 1999, as a result of increases in market interest rates and declines in market values of financial services stocks.

Reportable segment results including realized gains declined 4.4% and 8.6% from the second quarter and first six months of 1999. Investment earnings increased 5.4% from the second quarter 1999, and decreased 0.8% from the first six months of 1999. Last year's first quarter increase included increased income on equity method investments. Interest expense on debt and exchangeable securities increased $7.1 and $13.7 over the second quarter and first six months of 1999 as the level of commercial paper borrowings was increased with the acquisition of Guarantee, share repurchases, and the January 2000 redemption of Automatic Common Exchange Securities (ACES). Operating expenses decreased 14.8% from the second quarter and increased 22.1% over the first six months of 1999 in relation to corporate activities. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. The $2.3 and $7.3 decrease in Federal and State income taxes from the second quarter and first six months of 1999 primarily reflects the tax effect of lower Corporate and Other segment pre-tax operating results.

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

Financial Position, Capital Resources And Liquidity

JP's primary resources are investments related to its Individual
Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $353 or 1.3% during the first six months of 2000, reflecting growth in separate account and policyholder contract deposits.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency
office expenses (referred to as DAC).   Amounts deferred were $1,210 at
June 30, 2000, an increase of 10.9% over December 31, 1999.   The
increase was due to strong sales of UL-type and fixed annuity products and the effect of changes in unrealized gains on Available for Sale investments.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $871 at June 30, 2000, down 8.2% from year end due to amortization.

Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $306 at June 30, 2000 and $303 at December 31, 1999, with the net increase due to the Polaris acquisition, which added $8. Goodwill as a percentage of shareholders' equity declined to 10.9% from 11.0% at December 31, 1999.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At June 30, 2000 and December 31, 1999, JP had reinsurance receivables of $1,042 and $1,057 and policy loans of $188 and $192 which are related to the businesses of AH Life that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2000 and 1999.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                           June 30       December 31
                                            2000             1999
                                           ------           ------

  Total assets less separate accounts      $24,399          $24,174
  Total stockholders'equity                  2,819            2,753
  Ratio of stockholders'equity to assets     11.6%            11.4%


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


                         JP Life      JP Financial
  A.M. Best                A++            A++
  Standard & Poor's        AAA            AAA
  Fitch                    AAA            AAA


Debt and Exchangeable Securities

Commercial paper outstanding was $480 and $361 with weighted average interest rates of 6.16% and 5.80% at June 30, 2000 and December 31, 1999. The increase in commercial paper is due primarily to the replacement of the ACES with commercial paper as noted below, share repurchases and the Guarantee acquisition. The maximum amount outstanding during the first six months of 2000 and 1999 was $505 and $326.

JP's insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. The maximum amount outstanding was $515 during the first six months of 2000 and during the year ended December 31, 1999. The securities involved had a fair value and amortized cost of $541 and $546, and $530 and $531, as of June 30, 2000 and December 31, 1999.

At June 30, 2000 and December 31, 1999, the Company had $133 and $290 Exchangeable Securities and other debt outstanding. This includes $132 and $137 at June 30, 2000 and December 31, 1999 of Mandatorily Exchangeable Debt Securities (MEDS), and $152 of ACES at December 31, 1999. The ACES matured on January 21, 2000, and security holders were repaid in cash using commercial paper proceeds of $146. These matters are more fully described in Notes 8 and 9 to the financial statements previously filed with Form 10-K and are incorporated by reference. Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at June 30, 2000 and December 31, 1999.

At June 30, 2000 and December 31, 1999, net advances from subsidiaries were $232 and $329. While the Company has no commitments for additional financing, additional funds may be borrowed from time to time to finance acquisitions or share repurchases or for other corporate purposes.

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

Cash provided by operations was $199 and $285 for the first six months of 2000 and 1999. The decrease of $86 reflects changes in payables and receivables related to investment commitments and higher policy acquisition costs.

Net cash used in investing activities was $277 and $431 for the first six months of 2000 and 1999, with the decline due the timing of investment commitments, as well as the higher level of annuity withdrawals.

Net cash provided by financing activities was $68 and $151 for the first six months of 2000 and 1999. The decrease of $83 is primarily due to net short term repayments of $31 versus 1999 short term borrowings of $40. Cash inflows from policyholder contract deposits net of withdrawals were $205 and $220 for the first six months of 2000 and 1999. The 2000 decrease is a result of higher annuity surrenders and decreased UL-type contract receipts.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first six months were $379 in 2000 and $131 in 1999. JP Life, JP Financial, JPCC and AH Life were the primary sources of the total dividends paid in 2000, of which $200 was a one time special dividend paid to the parent by JP Life. In connection with the merger of JP Financial, AHL and Guarantee on August 1, 2000, JP Financial also paid a special dividend of $100, reflecting the excess statutory surplus generated, from a risk based capital perspective, by the merger. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state's

Insurance Commissioner. Approximately 94% of the amount of dividends planned from life subsidiaries for 2000, including the special dividends mentioned above, will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Cash and cash equivalents were $52 and $62 at June 30, 2000 and December 31, 1999. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $548 at June 30, 2000 and $446 at December 31, 1999. The increase reflects the special dividend from JP Life, mentioned above, which included all of JP Life's publicly traded equity securities. These securities, which include the $132 (at June 30, 2000) of Bank of America Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at June 30, 2000 were $13,023.

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

JP held the following carrying amounts of investments:


                                      June 30            December 31,
                                        2000                   1999
                                    ------------         ------------
   Publicly-issued bonds            $11,977  61%         $11,943   61%
   Privately-placed bonds             3,482  18            3,220   16
   Commercial mortgage loans          2,606  13            2,543   13
   Common stock                         565   3              730    4
   Policy loans                         913   4              906    5
   Preferred stock                       15   -               26    -
   Real estate                          132   1              133    1
   Other                                 37   -               35    -
   Cash and equivalents                  52   -               62    -
                                    ------------         ------------
   Total                            $19,779 100%         $19,598 100%
                                    ============         ============

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

Carrying amounts of investments categorized as "higher risk" assets were:

                                           June 30              December 31
                                             2000                  1999
                                        --------------        --------------
  Bonds near or in default              $     4     -%        $     5     -%
  Bonds below investment grade              833   4.2             764   3.9
  Mortgage loans 60 days delinquent
   or in foreclosure                          -     -               -     -
  Mortgage loans ed                           9   0.1               9   0.1
  Foreclosed properties                       -     -               -     -
                                        --------------        --------------
  Sub-total, "higher risk assets"           846   4.3             778   4.0
  All other investments                  18,933  95.7          18,820  96.0
                                        --------------        --------------
  Total cash and investments            $19,779 100.0         $19,598 100.0%


The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific
direct investments.   Actual use of derivative financial instruments has
been limited to managing well-defined interest rate risks. Interest rate swaps with a notional value of $185 and $186 were open as of June 30, 2000 and December 31, 1999. There have been no terminations of derivative financial instruments in 2000 or 1999. Potential termination of these arrangements as of June 30, 2000 under then current interest rates would result in a potential loss of $2.

Collateralized Mortgage Obligations (CMO's), which are included in debt securities Available for Sale, were as follows:


                                          June 30      December 31
                                            2000           1999
                                        -----------    -----------
   Federal agency issued CMO's             $2,517          $2,498
   Corporate private-labeled CMO's          1,995           1,838
                                        -----------    -----------
   Total                                   $4,512          $4,336
                                        ===========    ===========

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

A previously reported proposed class action suit, Mueller et al vs. Alexander Hamilton Life Insurance Company, has been dismissed upon voluntary stipulation of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders

None not previously reported

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)   Financial Data Schedule

(b)  Reports of Form 8-K

  There were none filed during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                                         Chief Financial
  Officer and Treasurer
  Date  August 14, 2000

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance

  (Principal Accounting Officer)
      Date  August 14, 2000