Form 10-Q
period 2000-09-30
JEFFERSON PILOT CORP
filed 2000-11-13
CIK 53347

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2000           Commission file number 1-5955



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

Number of shares of common stock outstanding at September 30, 2000
103,077,371

                       JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                  - Page No. -

Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - September 30, 2000 and December 31, 1999                  3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months and Nine Months ended September 30, 2000
               and 1999                                                  4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Nine Months ended September 30, 2000 and 1999             5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                  6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10


Part II.   Other Information                                            29


Signatures                                                              30

                          PART I.  FINANCIAL INFORMATION

                            JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                   September 30   December 31
                             ASSETS                    2000           1999
                                                   ------------   -----------
Debt securities available for sale, at fair value
   (amortized cost $13,022 and $12,235)               $12,746        $11,831
Debt securities held to maturity, at amortized cost
   (fair value $2,976 and $3,259)                       3,045          3,351
Equity securities available for sale, at fair value
   (cost $82 and $98)                                     639            737
Mortgage loans on real estate                           2,625          2,543
Other investments                                       1,078          1,074
Cash and cash equivalents                                  61             62
                                                       ------         ------
     Total cash and investments                        20,194         19,598

Accrued investment income                                 268            266
Due from reinsurers                                     1,532          1,576
Deferred policy acquisition costs and value
   of business acquired                                 2,050          2,040
Cost in excess of net assets acquired                     304            303
Assets held in separate accounts                        2,450          2,272
Other assets                                              474            391
                                                       ------         ------
     Total assets                                     $27,272        $26,446
                                                       ======         ======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                    $19,848        $19,443
Debt:
   Commercial paper                                       428            361
   Exchangeable Securities and other debt                 147            290
Securities sold under repurchase agreements               469            523
Liabilities related to separate accounts                2,450          2,272
Tax liabilities                                           190            123
Accounts payable, accruals and other liabilities          435            381
                                                       ------         ------
                                                       23,967         23,393
                                                       ------         ------
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")         300            300
                                                       ------         ------

Stockholders' Equity:
   Common stock                                           134            129
   Retained earnings                                    2,619          2,358
   Accumulated other comprehensive income -
     net unrealized gains on securities                   252            266
                                                       ------         ------
                                                        3,005          2,753
                                                       ------         ------
     Total liabilities and stockholders' equity       $27,272        $26,446
                                                       ======         ======

See Notes to Consolidated Unaudited Condensed Financial Statements

                               JEFFERSON-PILOT CORPORATION
                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                       (In Millions Except Per Share Information)
                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                             2000      1999      2000      1999
                                            ------    ------    ------    ------
Revenue:
Premiums and other considerations           $  337    $  223    $1,011    $  693
Net investment income                          356       317     1,068       948
Realized investment gains                       26        27       105        98
Communications sales                            48        50       150       147
Other                                           40        19        96        59
                                             -----     -----     -----     -----
   Total revenue                               807       636     2,430     1,945
                                             -----     -----     -----     -----
Benefits and Expenses:
Insurance and annuity benefits                 407       310     1,214       919
Insurance commissions, net of deferrals         39        24        79        72
General and administrative expenses,
   net of deferrals                             60        44       189       144
Amortization of deferred acquistion costs
   and value of business acquired               71        46       228       147
Communications operations                       27        28        89        88
                                             -----     -----     -----     -----
   Total benefits and expenses                 604       452     1,799     1,370
                                             -----     -----     -----     -----
Income before income taxes                     203       184       631       575
Provision for income taxes                      68        62       215       196
                                             -----     -----     -----     -----
Net income                                     135       122       416       379
Dividends on Capital Securities                  6         6        18        18
                                             -----     -----     -----     -----
Net income available to common
 stockholders                               $  129    $  116    $  398    $  361
                                             =====     =====     =====     =====
Comprehensive income                        $  227    $  (10)   $  402    $   32
                                             =====     =====     =====     =====

Average number of shares outstanding         103.0     105.3     103.1     105.7
                                             =====     =====     =====     =====
Net Income Per Share of Common Stock:

Net income available to common stockholders
   before realized investment gains, net
   of income taxes                          $ 1.09    $ 0.94    $ 3.20    $ 2.81
Realized investment gains, net of income
   taxes                                      0.16      0.16      0.66      0.61
                                             -----     -----     -----     -----
Net income available to common
   stockholders                             $ 1.25    $ 1.10    $ 3.86    $ 3.42
                                             =====     =====     =====     =====
Net income available to common
   stockholders - assuming dilution         $ 1.24    $ 1.09    $ 3.83    $ 3.38
                                             =====     =====     =====     =====
Dividends declared per common share         $0.370    $0.330    $1.110    $0.990
                                             =====     =====     =====     =====

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                         CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                    Nine Months Ended                                  Nine Months Ended
                                                       September 30
                                                    2000         1999
                                                   ------       ------
Net cash provided by operations                    $  302       $  377
                                                    -----        -----
Cash Flows from Investing Activities:
Investments purchased, net                           (464)        (585)
Other investing activities                            (28)         (42)
                                                    -----        -----
Net cash used in investing activities                (492)        (627)
                                                    -----        -----
Cash Flows from Financing Activities:
Policyholder contract deposits, net                 2,056        1,433
Policyholder contract withdrawals, net             (1,579)      (1,025)
Net short-term borrowings                            (134)          60
Repurchase of common shares, net                      (21)         (82)
Cash dividends paid                                  (135)        (120)
Other financing activities                              2            3
                                                    -----        -----
Net cash provided by financing activities             189          269
                                                    -----        -----
Increase (decrease) in cash and cash equivalents       (1)          19
Cash and cash equivalents at beginning of period       62           21
                                                    -----        -----
Cash and cash equivalents at end of period         $   61       $   40
                                                    =====        =====
Supplemental Cash Flow Information:
Income taxes paid                                  $  141       $  156
                                                    =====        =====
Interest paid                                      $   50       $   33
                                                    =====        =====

See Notes to Consolidated Unaudited Condensed Financial Statements

                         JEFFERSON-PILOT CORPORATION

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                         (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The Company has five reportable segments which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not otherwise allocated to other reportable segments including earnings thereon, and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, AIP and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's life and health insurance, annuity and investment products have been aggregated in the Individual Products, AIP, and Benefit Partners reporting segments.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                           September 30   December 31
                                               2000          1999
                                             -------       -------
     Assets
     Individual Products                     $15,002       $14,493
     AIP                                       7,639         7,443
     Benefit Partners                            740           606
     Communications                              203           217
     Corporate & other                         3,688         3,687
                                              ------        ------
          Total assets                       $27,272       $26,446
                                              ======        ======

                                       -6-



                                         Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                           2000       1999       2000       1999
                                         -------    -------    -------    -------
Revenues
  Individual Products                    $   417    $   371    $ 1,255    $ 1,103
  AIP                                        166        125        469        379
  Benefit Partners                           135         36        395        133
  Communications                              47         49        148        144
  Corporate & Other                           16         28         58         88
                                          ------     ------     ------     ------
                                             781        609      2,325      1,847
  Realized investment gains, before tax       26         27        105         98
                                          ------     ------     ------     ------
       Total revenues                    $   807    $   636    $ 2,430    $ 1,945
                                          ======     ======     ======     ======
Reportable segments results and
reconciliation to net income
available to common stockholders
  Individual Products                    $    77    $    56    $   214    $   177
  AIP                                         18         17         58         52
  Benefit Partners                             7          6         25         18
  Communications                              10          9         28         25
  Corporate & Other                            0         11          5         25
                                          ------     ------     ------     ------
       Total reportable segment results      112         99        330        297
Realized investment gains, net of tax         17         17         68         64
                                          ------     ------     ------     ------
       Net income available to common
        stockholders                     $   129    $   116    $   398    $   361
                                          ======     ======     ======     ======

3. Income Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                      Three Months Ended         Nine Months Ended
                                         September 30               September 30
                                      2000          1999          2000          1999
                                    -------       -------       -------       -------
Numerator:
  Net Income                        $   135       $   122       $   416       $   379
  Dividends on Capital
    Securities                            6             6            18            18
                                     ------        ------        ------        ------
  Numerator for earnings per
    share and earnings per share
    - assuming dilution - Net
    income available to common
       stockholders                 $   129       $   116       $   398       $   361
                                     ======        ======        ======        ======
Denominator:
  Denominator for earnings per
    share - weighted-average
    shares outstanding          103,015,225   105,337,615   103,106,416   105,680,801
  Effect of dilutive
  securities:
    Employee stock options          952,074     1,054,597       886,826     1,096,483
                                -----------   -----------   -----------   -----------
  Denominator for earnings per
    share - assuming dilution -
    adjusted weighted-average
    shares outstanding and
    assuming conversions        103,967,299   106,392,212   103,993,242   106,777,284
                                ===========   ===========   ===========   ===========
Earnings per share                   $ 1.25        $ 1.10        $ 3.86        $ 3.42
                                      =====         =====         =====         =====
Earnings per share -
  assuming dilution                  $ 1.24        $ 1.09        $ 3.83        $ 3.38
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

                 JEFFERSON-PILOT CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of financial condition as of September 30, 2000, changes in financial condition for the nine months then ended, and results of operations for the three month and nine month periods ended September 30, 2000 as compared to the same periods of 1999. This discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 1999, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

Company Profile

The Company (JP) has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners (formerly called Group Products), Communications, and Corporate and Other. Within the Individual Products segment, JP offers a wide array of individual life insurance products. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. At September 30, 2000, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (collectively JP Financial). Effective August 1, Alexander Hamilton Life Insurance Company of America and Guarantee Life Insurance Company (Guarantee) were merged into JP Financial in order to improve efficiencies and reduce administrative expenses and other costs.

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

For the first nine months of 2000, JP's revenues were derived 54% from Individual Products, 20% from AIP, 17% from Benefit Partners, 6% from Communications, and 3% from Corporate and Other, excluding realized gains.

Acquisition Summary

JP's acquisition strategy is designed to enhance core business growth and deploy excess capital. The acquisitions' focus is to increase distribution, add products, add technology and provide economies of scale. On December 30, 1999 the Company acquired Guarantee using the purchase method of accounting. Its operations have been integrated with
other JP operations.   Segment results for Individual Operations, AIP
and Benefit Partners for 2000 include the former Guarantee block of insurance operations (collectively Guarantee Block). During the first quarter of 2000, Jefferson Pilot Securities Corporation, a broker/dealer subsidiary included in the AIP segment, completed the acquisition of Polaris Financial Services and Polaris Advisory Services, a high quality financial planning broker/dealer that added 350 registered representatives to Jefferson Pilot Securities' distribution.

Results of Operations

In the following discussion, "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results are relevant and useful information. Gains from sales of investments arise in majority from its Available for Sale equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains:


                                             Three Months      Nine Months
                                                Ended             Ended
                                             September 30      September 30
                                             2000    1999      2000    1999
                                           ------  ------    ------  ------
   Consolidated Summary of Income
   Total reportable segment results (1)    $112.2   $99.4    $330.0  $296.9
   Realized investment gains (net of
     applicable income taxes)                17.0    16.6      68.3    64.1
                                           ------  ------    ------  ------
   Net income available to common
     stockholders                          $129.2  $116.0    $398.3  $361.0
                                           ======  ======    ======  ======
   Consolidated Earnings Per Share
   Basic:
     Total reportable segment results (1)   $1.09   $0.94     $3.20   $2.81
     Realized investment gains (net of
       applicable income taxes)              0.16    0.16      0.66    0.61
                                           ------  ------    ------  ------
   Net income available to common
     stockholders                           $1.25   $1.10     $3.86   $3.42
                                           ======  ======    ======  ======
   Fully-diluted:
     Total reportable segment results (1)   $1.08   $0.93     $3.17   $2.78
     Realized investment gains (net of
       applicable income taxes)              0.16    0.16      0.66    0.60
                                           ------  ------    ------  ------
   Net income available to common
     stockholders                           $1.24   $1.09     $3.83   $3.38
                                           ======  ======    ======  ======

 (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Net income available to common stockholders increased 11.4 % and 10.3% from the third quarter and first nine months of 1999. Total reportable segment results increased 12.9% and 11.1% over the third quarter and first nine months of 1999 due to increased profitability in the Individual Products, AIP, Benefit Partners and Communications segments. The increase in 2000 also reflected the deployment of corporate capital into the more profitable Individual Products, AIP and Benefit Partners segments primarily through the acquisition of the Guarantee Block. The Corporate and Other segment declined due to financing costs associated with the Guarantee acquisition, share repurchases and the redeployment of capital in operating segments. Net realized gains increased 2.4% and 6.6% over the third quarter and first nine months of 1999. Total reportable segment results per share increased 16.0% and 13.9% over the third quarter and first nine months of 1999, reflecting the increase in core business earnings and the impact of share repurchases in 1999 and 2000. Earnings per share increased 13.6% and 12.9% from the third quarter and first nine months of 1999, and earnings per share assuming dilution increased 13.8% and 13.3% from the third quarter and first nine months of 1999 for the same reasons. Primarily due to share repurchases, the average number of diluted shares outstanding decreased 2.3% and 2.6% to 104.0 million shares from the third quarter and nine months of 1999.

Results by Business Segment

Management assesses profitability by business segment and measures other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics by which performance is tracked. Because of the nature of our sales, which are primarily long-duration contracts, sales in a given quarter do not have a near term material impact on operating results and therefore, are not considered to be material information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

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

Results by Reportable Segment


                                           Three Months         Nine Months
                                              Ended                 Ended
                                           September 30         September 30
                                          2000     1999        2000     1999
                                        ------   ------      ------   ------
    Individual Products                 $ 76.6   $ 56.7      $213.9   $177.2
    Annuity and Investment Products       18.3     17.0        58.6     51.5
    Benefit Partners                       7.5      5.7        24.7     18.1
    Communications                         9.7      9.6        27.7     25.5
    Corporate and Other                    0.1     10.4         5.1     24.6
                                        ------   ------      ------   ------
    Total reportable segment results (1) 112.2     99.4       330.0    296.9
    Net realized investment gains         17.0     16.6        68.3     64.1
                                        ------   ------      ------   ------
    Net income available to common
      stockholders                      $129.2   $116.0      $398.3   $361.0
                                        ======   ======      ======   ======


  (1) Total reportable segment results includes all elements of net income available to common stockholders except realized investment gains.


Segment Assets

                                                   September 30
                                                2000         1999
                                              --------     --------
     Individual Products                       $15,002      $13,011
     Annuity and Investment Products             7,639        6,662
     Benefit Partners                              740          372
     Communications                                203          210
     Corporate & other                           3,688        3,904
                                              --------     --------
          Total assets                         $27,272      $24,159
                                              ========     ========

A more detailed discussion of reportable segment results follows.

Individual Products

The Individual Products segment offers a wide array of life insurance products to individuals through a career agency force, independent agents recruited through independent marketing organizations and a regional office network, home service agents, and financial institutions.

Individual Products include universal life (UL) and variable universal life (VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these policies. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also include earnings on required capital.

Segment results were:


                                             Three Months        Nine Months
                                                Ended               Ended
                                             September 30       September 30
                                           2000     1999       2000     1999
                                          ------   ------    -------  -------
     Life premiums and other
       considerations                    $  48.1   $ 48.5    $ 160.1  $ 147.1
     U.L. and investment product
       charges                             154.8    135.6      459.5    403.8
     Investment income, net of expenses    211.7    185.6      629.4    547.9
     Other income                            2.3      1.4        6.6      4.1
                                          ------   ------    -------  -------
     Total revenues                        416.9    371.1    1,255.6  1,102.9
                                          ------   ------    -------  -------
     Policy benefits                       225.3    208.3      687.0    602.4
     Expenses                               74.6     76.3      241.1    230.0
                                          ------   ------    -------  -------
     Total benefits and expenses           299.9    284.6      928.1    832.4
                                          ------   ------    -------  -------
   Reportable segment results before
     income taxes                          117.0     86.5      327.5    270.5
     Provision for income taxes             40.4     29.8      113.6     93.3
                                          ------   ------    -------  -------
     Reportable segment results (1)      $  76.6   $ 56.7    $ 213.9  $ 177.2
                                         =======   ======    =======  =======

     (1) Reportable segment results include all elements of net income available to common stockholders except realized investment gains.

The following table summarizes key information for Individual Products:

                                            Three Months         Nine Months
                                               Ended                Ended
                                           September 30          September 30
                                         2000       1999       2000       1999
                                       ------     ------     ------     ------
     Annualized life insurance
        premium sales:
          Recurring premium sales      $ 31.7     $ 28.0     $ 92.5     $ 87.1
          Single premium sales            8.9       10.2       27.9       40.7
                                       ------     ------     ------     ------
                                       $ 40.6     $ 38.2     $120.4     $127.8
                                       ======     ======     ======     ======
     Individual traditional insurance
       premium income                    47.5       48.0      158.2      145.2
     Average UL policyholder fund
       balances                       8,826.8    7,830.6    8,770.7    7,713.6        6
     Average VUL separate account
       assets                         1,406.1    1,011.7    1,383.7      943.7
                                      -------    -------    -------    -------
                                     10,232.9    8,842.3   10,154.4    8,657.3
                                     ========    =======   ========    =======


      Average face amount of insurance
        in force:
          Total                     156,928.0  139,797.0  157,551.0  139,418.0
          UL-type policies          112,460.0  101,467.0  112,025.0  100,856.0

      Average assets - Individual
        products                     14,942.6   12,923.9   14,843.4   12,655.4


Individual Products reportable segment results increased $19.9 or 35.1% and $36.7 or 20.7% over the third quarter and first nine months of 1999, due to growth of the business in force and the acquisition of the Guarantee Block.

Annualized life insurance premium sales increased 6.3% and declined 5.8% from the third quarter and the first nine months of 1999. Annualized recurring premium sales increased 13.2% and 6.2% from the quarter and nine months of 1999 due primarily to an increase in VUL sales resulting from new product introductions and a heightened marketing emphasis. Annualized single premium sales relating to benefit funding products, such as Bank Owned Life Insurance (BOLI), declined 12.7% and 31.4% from the quarter and nine months of 1999. Due to the nature of these single premium products, volatility between periods can be expected.

Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased 12.3% and 13.8% from the third quarter 1999 and first nine months of 1999, as a result of the increase in the growth in average policyholder fund balances. The growth in average UL fund balances and VUL separate accounts, which increased 15.7% and 17.3% over the third quarter and first nine months of 1999, was a result of net policyholder receipts and the acquisition of the Guarantee Block.

Individual traditional premiums declined 1.0% from the third quarter of 1999 due to the timing of reinsurance payments as well as the introduction of new equity-based life insurance products. However, individual traditional premiums increased 9.0% from the first nine months of 1999 due primarily to the acquisition of the Guarantee Block, although this trend is not expected to continue once Guarantee is in the prior period base for comparison. Policy charges, which include mortality, expense and surrender charges, increased 14.2% and 13.8% from the third quarter and first nine months of 1999. These increases are primarily from the Guarantee Block acquisition.

Net investment income increased $26.1 or 14.1% and $81.5 or 14.9% over the third quarter and first nine months of 1999, following the growth in segment assets. The portfolio yield on traditional assets increased 1 basis point to 7.73% from the third quarter 1999 and remained flat at 7.73% for the nine months. The average investment spread on UL-type products increased 8 basis points to 2.01% and 6 basis points to 1.97% from the third quarter and nine months of 1999. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits increased 8.2% and 14.0% from the third quarter and nine months of 1999 due to growth of business in force and the Guarantee Block acquisition. Traditional policy benefits were 99.5% versus 105.7% of premiums in the third quarter and 103.2% versus 106.3% for the first nine months 2000 and 1999 due to favorable mortality and the blending of the Guarantee Block. Policy benefits on UL-type products (annualized) decreased slightly to 7.0% versus 7.1% of average policyholder funds and separate accounts for the third quarter of 2000 and 1999. Policy benefits on UL-type products (annualized) were 6.9% for the first nine months of 2000 and 1999. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses (including the net deferral and amortization of policy acquisition costs) declined 2.2% from the third quarter of 1999. The decrease in total expenses for the quarter can be attributed to several items including a recalculation of annual pension costs, a change in intra-company rent allocation, and a financial reporting system conversion adjustment relating to the Guarantee acquisition. These items reflect a cumulative adjustment recorded during the quarter to record correct year-to-date provisions. However, total expenses increased 4.8% from the first nine months of 1999 due to the acquisition of the Guarantee Block. Expenses on individual traditional products were 21.2% of premiums versus 27.8% and 28.5% versus 30.2% in the third quarter and first nine months of 2000 and 1999. For UL-type products, annualized expenses as a percentage of policyholder funds and separate accounts were 2.5% versus 2.8% for both the third quarter and first nine months of 2000 and 1999. These improvements reflect overall lower expenses as well as growth in policyholder funds and separate accounts.

Average Individual Products assets grew 15.6% and 17.3% over the third quarter and first nine months of 1999, due to the Guarantee Block acquisition, net receipts on UL-type products, new sales and growth in existing policyholder funds. The annualized return on average Individual Products assets was 2.05% versus 1.75% for the third quarter reflecting favorable mortality experience and lower total expenses. The annualized return on average Individual Products assets for the first nine months of 2000 and 1999 was 1.92% versus 1.87%, benefiting from the favorable third quarter results.

Annuity and Investment Products

Annuity and Investment Products offers its products through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Reportable segment results were:

                                                Three Months     Nine Months
                                                   Ended            Ended
                                                September 30    September 30
                                                2000    1999    2000    1999
                                              ------  ------  ------  ------
  Policy charges, premiums and other
    considerations                            $  7.6  $  4.2  $ 21.5  $ 13.6
  Net investment income                        121.4   104.0   358.0   310.9
  Concession and other income                   37.4    17.5    89.2    54.8
                                              ------  ------  ------  ------
    Total revenues                             166.4   125.7   468.7   379.3

  Policy benefits                               86.0    79.1   251.4   228.3
  Expenses                                      51.9    20.4   126.7    71.4
                                              ------  ------  ------  ------
    Total benefits and expenses                137.9    99.5   378.1   299.7
                                              ------  ------  ------  ------
  Reportable segment results before
     income taxes                               28.5    26.2    90.7    79.6
  Provision for income taxes                    10.2     9.2    32.1    28.1
                                              ------  ------  ------  ------
  Reportable segment results (1)              $ 18.3  $ 17.0  $ 58.6  $ 51.5
                                              ======  ======  ======  ======

     (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased $1.3 or 7.7% and $7.1 or 13.8% over the third quarter and first nine months of 1999. The following table summarizes key information for AIP:



                                              Three Months     Nine Months
                                                  Ended           Ended
                                              September 30     September 30
                                            2000    1999       2000    1999
                                         --------  -------    ------- --------
       Fixed annuity premium receipts    $  422.3  $ 280.1   $  962.0 $  503.7
       Variable annuity premium receipts     21.4     25.2       87.6     86.8
                                         --------  -------    -------   ------
                                            443.7    305.3    1,049.6    590.5

       Average policyholder fund
         balances                        $6,328.9 $5,614.0   $6,318.8 $5,631.4
       Average separate account
         policyholder fund balances         698.9    596.6      706.4    551.6
                                         -------- --------   -------- --------
                                         $7,027.8 $6,210.6   $7,025.2 $6,183.0


       Investment product sales          $1,071.5 $  488.8   $2,823.3 $1,739.8
       Average assets                    $7,582.6 $6,604.8   $7,517.4 $6,541.0


Revenues increased 32.4% and 23.6% over the third quarter and nine months of 1999. Annuity revenues are derived from investment income on segment assets, policy charges and concession income earned on investment product sales by Jefferson Pilot Securities Corporation
(JPSC), a registered broker/dealer, and related entities. The increases in revenues are primarily driven by increases in average policyholder fund balances including separate accounts, which grew 13.2% and 13.6% over the third quarter and nine months of 1999. The increase in policyholder fund balances and average assets resulted from new receipts and interest credited less benefits and withdrawals paid, as well as the Guarantee Block acquisition. Fixed annuity receipts increased 50.8% and 91.0% over the third quarter and nine months of 1999, due to significant sales increases, particularly of new products introduced in the 1999 second half. In total, fixed and variable annuity receipts increased by 45.3% and 77.7% over the third quarter and nine months of 1999. Fixed annuity surrenders as a percentage of beginning fund balances increased to 24.8% versus 16.8% and 23.3% versus 15.2% from the third quarter and nine months of 1999. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that is no longer subject to surrender charges, competition from annuity products which pay interest rate bonuses and from other investment products. JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Concessions and other income increased 113.7% and 62.8% over the third quarter and first nine months of 1999, due to higher sales of the Company's variable products and the completion of the Polaris integration in the current quarter.

Total AIP benefits and expenses increased 38.6% and 26.2% over the third quarter and nine months of 1999 due to the acquisition of the Guarantee Block and growth in average policyholder fund balances. Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.4% versus 5.6% and 5.3% versus 5.4% for the third quarter and first nine months of 2000 and 1999. Effective spreads, which represent investment yields less interest credited to policyholders, adjusted for the net deferral of bonus interest and assuming the same level of assets, were 2.15% in the third quarter of 2000 and 1999. Effective spreads were 2.16% versus 2.14% in the nine months of 2000 and

1999. The increase for the nine months resulted from blending of the Guarantee Block business and higher yields on new investments. Spreads on new products sold in 2000 averaged somewhat lower than the existing block of business.

Total AIP expenses increased 154.4% and 77.5% over the third quarter and nine months of 1999. Annualized insurance expenses as a percentage of average policyholder fund balances including separate accounts were 3.0% versus 1.3% and 2.4% versus 1.5% for the third quarter and nine months of 2000 and 1999. The growth in expenses was due to an increase in commissions related to broker/dealer operations, similar to the increases in concessions and other income, and an increase in amortization of DAC due to increased surrenders.

AIP posted annualized returns on average assets of 1.0% for the third quarter and nine months of 2000 and 1999.

The combined earnings of the broker/dealer and related entities which are included in the segment results were $1.3 versus $0.9 and $4.3 versus $3.3 for the third quarter and nine months of 2000 and 1999.


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


                                          Three Months        Nine Months
                                             Ended               Ended
                                          September 30        September 30
                                         2000      1999       2000      1999
                                       -------   -------    -------   -------
   Premiums and other considerations   $ 121.6   $  28.2    $ 356.7   $ 109.8
   Investment income, net of expenses     13.0       7.5       38.2      23.2
                                       -------   -------    -------   -------
   Total revenues                        134.6      35.7      394.9     133.0
                                       -------   -------    -------   -------
   Policy benefits                        91.5      20.1      263.3      79.2
   Expenses                               31.6       6.9       93.8      26.3
                                       -------   -------    -------   -------
   Total benefits and expenses           123.1      27.0      357.1     105.5
                                       -------   -------    -------   -------
   Reportable segment results before
     income taxes                         11.5       8.7       37.8      27.6
   Provision for income taxes              4.0       3.0       13.1       9.5
                                       -------   -------    -------   -------
   Reportable segment results (1)      $   7.5   $   5.7    $  24.7   $  18.1
                                       =======   =======    =======   =======

     (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Benefit Partners reportable segment results increased $1.8 or 31.6% and $6.6 or 36.5% over the third quarter and nine months of 1999, primarily as a result of the Guarantee acquisition.

The following table summarizes key information for Benefit Partners:

                                          Three Months        Nine Months
                                             Ended               Ended
                                         September 30        September 30
                                        2000     1999       2000     1999
                                       ------   ------     ------   ------
   Life, Disability, and Dental:
     Annualized sales                  $ 28.7   $  2.0     $ 92.4   $ 11.7
     Loss ratio                         73.6%    89.3%      72.5%    87.2%

   Total expenses, % of premiums
     and equivalents                    26.0%    20.5%      26.1%    17.0%

   Average assets                      $727.3   $379.4     $697.9   $395.1

   Premium income and equivalents      $121.4   $ 33.7     $360.0   $155.2


Benefit Partners revenues increased $98.9 or 277.0% and $261.9 or 196.9% over the third quarter and nine months of 1999 due to the acquisition of the Guarantee Block, including premium growth of $93.5 or 336.7% and $248.8 or 232.1% over the third quarter and the nine months of 1999. Including equivalent premiums on self-insured health policies, premiums increased 260.2% and 132.0% over the third quarter and nine months of 1999. Annualized sales for the core life, disability, and dental lines of business grew $26.7 or 1335.0% and $80.7 or 689.7% over the third quarter and nine months of 1999 with new sales growth arising from the purchase of Guarantee.

During the first quarter 2000, the Company entered into an agreement to sell a block of Excess Loss policies with an annualized premium of $31. The transfer of policies occurs on subsequent policy anniversary dates. Sale of these policies is not expected to have a material impact on results for the year.

Policy benefits increased 355.2% and 232.5% over the third quarter and nine months of 1999, with the addition of the Guarantee Block business. The life, disability and dental incurred loss ratio was 73.6% versus 89.3% in the third quarter and 72.5% versus 87.2% in the first nine months of 2000 and 1999. The results for 1999 were comprised solely of the JP Life business, which has a significantly larger average policy size than that of the Guarantee Block and is a maturer block of business. Both of these factors contributed to the lower 1999 loss ratio.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 358.0% and 256.7% over the third quarter and first nine months of 1999, primarily due to the Guarantee Block acquisition, partially offset by a decline in expenses related to a declining book of medical business. As a percentage of premiums and equivalents, total expenses were 26.0% and 20.5% for the quarter and 26.1% and 17.0% for the nine months of 2000 and 1999 due to the change in average policy size with the addition of the Guarantee Block contracts.

Communications

JPCC operates television and radio broadcast properties and produces syndicated sports programming. Reportable segment results were:

                                          Three Months     Nine Months
                                             Ended            Ended
                                          September 30     September 30
                                         2000     1999     2000     1999
                                       ------   ------   ------   ------
   Communications revenues             $ 48.5   $ 49.7   $151.6   $147.2
   Operating costs and expenses          27.4     28.2     89.2     88.2
                                       ------   ------   ------   ------
   Broadcast cash flow                   21.1     21.5     62.4     59.0
   Depreciation and amortization          2.7      2.9      8.3      8.8
   Corporate general and
     administrative expenses              1.3      1.4      4.2      3.8
   Net interest expense                   1.2      1.3      3.5      3.8
                                       ------   ------   ------   ------
   Reportable segment results before
     income taxes                        15.9     15.9     46.4     42.6
   Provision for income taxes             6.2      6.3     18.7     17.1
                                       ------   ------   ------   ------
   Reportable segment results (1)        $9.7   $  9.6    $27.7   $ 25.5
                                       ======   ======   ======   ======

     (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

Reportable segment results increased 1.0% and 8.6% compared to the third quarter and nine months of 1999. During the quarter the company experienced a slowing in the rate of revenue growth from that experienced in the first half of the year. This is consistent with a general slowing in the economies of the markets in which we operate, combined with disappointing revenues in one key market.

Combined revenues for Radio and Television declined 0.2% and grew 7.0% from the third quarter and nine months of 1999. For the quarter, our Radio revenues grew at a modest pace which was essentially in line with the economic activity in our markets. Nine month Radio revenues reflect the strong growth experienced during the first half of the year and the slowing during the third quarter. Television revenues for the quarter declined. Strong performances in our two smaller television markets were boosted by political advertising and revenues associated with Olympic programming. However, the gains at these two stations were more than offset by poor sales performance during the quarter at our largest Television property, reflecting activity associated with rebuilding the sales force in that market. For the nine months Television revenues were up slightly. Revenue from Sports operations decreased 25.6% and 22.6% from the third quarter and nine months of 1999. Third quarter 1999 results included Sports revenues from collegiate games that were moved to the fourth quarter in 2000 while nine month comparisons are negatively impacted by the disposal of certain entertainment production operations early last year.


Total expenses excluding interest declined 3.4% and grew 0.8% from the third quarter and nine months of 1999. Expenses as a percent of

Communication revenues were 64.7% versus 65.4% and 67.0% versus 68.5% for the third quarter and nine months of 2000 and 1999. The improvement is attributable to a change in the mix of business away from lower margin sports products toward higher margin broadcast business, and expense control.


Broadcast cash flow declined 1.9% and grew 5.8% from the third quarter and nine months of 1999. For the quarter broadcast cash flow for combined Radio and Television declined 3% as the slowing growth in radio earnings was more than offset by the Television results. For the nine months the combined broadcast cash flow for Radio and Television was up 9% which is partially offset by the decline in Sports earnings mentioned above.


Corporate and Other

The following table summarizes operating results for this segment:

                                          Three Months        Nine Months
                                             Ended               Ended
                                          September 30        September 30
                                         2000       1999     2000     1999
                                        ------     ------   ------   ------
   Earnings on investments              $23.9      $28.7    $85.4    $90.7
   Interest expense on debt and
     Exchangeable Securities            (12.5)      (7.3)   (40.6)   (21.7)
   Operating expenses                    (7.1)      (2.2)   (19.8)   (12.5)
   Federal and state income tax
     expense                              1.9       (2.7)    (1.5)   (13.5)
                                        ------     ------   ------   ------
                                          6.2       16.5     23.5     43.0
   Dividends on Capital Securities       (6.1)      (6.1)   (18.4)   (18.4)
                                        ------     ------   ------   ------
  Reportable segment results (1)          0.1       10.4      5.1     24.6
  Realized investment gains, net         17.0       16.6     68.3     64.1
                                        ------     ------   ------   ------
  Reportable segment results,
    including realized gains            $17.1      $27.0    $73.4    $88.7
                                        ======     ======   ======   ======

  (1) Reportable segment results includes all elements of net income available to common stockholders except realized investment gains.

The following table summarizes assets assigned to this segment:


                                                      September 30
                                                    2000         1999
                                                   -------      -------
  Parent company, passive investment companies
    and Corporate line assets of insurance
    subsidiaries                                   $1,663       $2,035
  Unrealized gain (loss) on fixed interest
    investments                                      (162)        (105)
  Co-insurance receivables on acquired blocks       1,249        1,284
  Employee benefit plan assets                        379          332
  Goodwill arising from insurance acquisitions        260          187
  Other                                               299          171
                                                   -------      -------
  Total                                            $3,688       $3,904
                                                   =======      =======

Total assets for the Corporate and Other segment decreased 5.5% from September 30, 1999. This decline occurred primarily due to funding of the Guarantee Block acquisition, share repurchases, surrenders of 100% co-insured COLI policies, and changes in market values of Available for Sale securities. Unrealized gains and losses on Available for Sale equity and fixed income securities are assigned to this segment. Those values declined $57 from the third quarter 1999, as a result of increases in market interest rates and declines in market values of financial services stocks.

Reportable segment results including realized gains declined 36.7% and 17.2% from the third quarter and first nine months of 1999. Investment earnings decreased 16.7% from the third quarter 1999, and decreased 5.8% from the first nine months of 1999. The decrease in investment earnings for the quarter was primarily attributable to a change in allocation methodology for intra-company rents between this and other segments. The third quarter impact was $2.5 before taxes reflecting an adjustment on a year-to-date basis. Interest expense on debt and exchangeable securities increased $5.2 and $18.9 over the third quarter and first nine months of 1999 as the level of commercial paper borrowings was increased with the acquisition of the Guarantee Block, share repurchases and the January 2000 redemption of Automatic Common Exchange Securities (ACES). Operating expenses increased $4.9 and $7.3 from the third quarter and nine months of 1999 in relation to corporate activities. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. The $4.6 and $12.0 decrease in Federal and State income taxes from the third quarter and first nine months of 1999 primarily reflects the tax effect of lower Corporate and Other segment pre-tax operating results.

The results of this segment may vary from quarter to quarter and year to year due to expenses associated with strategic activities and other corporate initiatives, income recorded on equity method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

Financial Position, Capital Resources and Liquidity

JP's primary resources are investments related to its Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $826 or 3.1% during the nine months of 2000, reflecting growth in separate account and policyholder contract deposits.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency office
expenses (referred to as DAC).   Amounts deferred were
$1,226 at September 30, 2000, an increase of 12.4% over
December 31, 1999.   The increase was due to strong sales of
VUL and fixed annuity products and the effect of changes in unrealized gains on Available for Sale investments.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $824 at September 30, 2000, down 13.2% from year-end due to amortization and the change in unrealized gains on Available for Sale investments.

Goodwill (representing the cost of acquired businesses in excess of the fair value of net assets) was $304 at September 30, 2000 and $303 at December 31, 1999, with the net increase due to the Polaris acquisition, which added $8. Goodwill as a percentage of shareholders' equity declined to 10.1% from 11.0% at December 31, 1999.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. Reductions, which flow through earnings, have been made where appropriate, including for the higher level of annuity withdrawals.

At September 30, 2000 and December 31, 1999, JP had reinsurance receivables of $1,039 and $1,057 and policy loans of $185 and $192 which are related to the businesses of JP Financial that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2000 and 1999.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:


                                             September 30     December 31
                                                 2000            1999
                                               -------         -------
   Total assets less separate accounts         $24,822         $24,174
   Total stockholders'equity                     3,005           2,753
   Ratio of stockholders'equity to assets        12.1%           11.4%


JP considers existing capital resources to be more than adequate to support the current level of its business activities. The business plan places priority on redirecting certain capital resources invested in bonds and stocks into its core businesses, which would be expected to produce higher returns over time.

The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. The Company's insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of the Company's business strategies have enabled the life insurance affiliates to attain the following claims paying ratings:

                              JP Life        JP Financial
   A.M. Best                    A++             A++
   Standard & Poor's            AAA             AAA
   Fitch                        AAA             AAA


Debt and Exchangeable Securities

Commercial paper outstanding was $428 and $361 with weighted average interest rates of 6.30% and 5.80% at September 30, 2000 and December 31, 1999. The increase in commercial paper is due primarily to the replacement of the ACES with commercial paper as noted below, and share repurchases. The maximum amount outstanding during the first nine months of 2000 and 1999 was $505 and $326.

JP's insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing.
The maximum amount outstanding was $515 during the first nine months of 2000 and $340 during the year ended December
31, 1999. The securities involved had a fair value and amortized cost of $481 and $480, and $364 and $347, as of September 30, 2000 and December 31, 1999.

At September 30, 2000 and December 31, 1999, the Company had $147 and $290 Exchangeable Securities and other debt outstanding. This includes $146 and $137 at September 30, 2000 and December 31, 1999 of Mandatorily Exchangeable Debt Securities (MEDS), and $152 of ACES at December 31, 1999. The ACES matured on January 21, 2000, and security holders were repaid in cash using commercial paper proceeds of $146. These matters are more fully described in Notes 8 and 9 to the financial statements previously filed with Form 10-K and are incorporated by reference. Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at September 30, 2000 and December 31, 1999.

At September 30, 2000 and December 31, 1999, net advances from subsidiaries were $324 and $329. While the Company has no commitments for additional financing, additional funds may be borrowed from time to time to finance acquisitions or share repurchases or for other corporate purposes.

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

Cash provided by operations was $302 and $377 for the first nine months of 2000 and 1999. The decrease of $75 reflects changes in payables and receivables related to investment commitments and higher policy acquisition costs.

Net cash used in investing activities was $492 and $627 for the first nine months of 2000 and 1999, with the decline due to the timing of investment commitments, as well as the higher level of annuity withdrawals.

Net cash provided by financing activities was $189 and $269 for the first nine months of 2000 and 1999. The decrease of $80 is primarily due to net short term repayments of $134 versus 1999 short term borrowings of $60. Cash inflows from policyholder contract deposits net of withdrawals were $477 and $408 for the first nine months of 2000 and 1999. The 2000 increase is a result of higher annuity surrenders and decreased UL-type contract receipts.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the nine months were $575 in 2000 and $195 in 1999. JP Life, JP Financial and JPCC were the primary sources of the dividends in 2000. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state's Insurance Commissioner. All remaining dividends from life subsidiaries for 2000 will require regulatory approval. The Company has no reason to believe that such approval will be withheld.

Cash and cash equivalents were $61 and $62 at September 30, 2000 and December 31, 1999. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $620 at September 30, 2000 and $446 at December 31, 1999. The increase reflects a special dividend from JP Life which included all of JP Life's publicly traded equity securities. These securities, which include the $146 (at September 30, 2000) of Bank of America
Corporation common stock which supports the Exchangeable
Securities, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at September 30, 2000 were $13,385.

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

JP held the following carrying amounts of investments:

                                          September 30       December 31
                                               2000              1999
                                         --------------      --------------
   Publicly-issued bonds                 $12,284    61%      $11,943    61%
   Privately-placed bonds                  3,495    17         3,220    16
   Commercial mortgage loans               2,625    13         2,543    13
   Common stock                              639     3           730     4
   Policy loans                              918     5           906     5
   Preferred stock                            15     -            26     -
   Real estate                               137     1           133     1
   Other                                      20     -            35     -
   Cash and equivalents                       61     -            62     -
                                         --------------      --------------
   Total                                 $20,194   100%      $19,598   100%
                                         ==============      ==============

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

Carrying amounts of investments categorized as "higher risk" assets were:


                                        September 30         December 31
                                             2000                1999
                                        ---------------      --------------
  Bonds near or in default              $     2     - %     $     5     - %
  Bonds below investment grade              700    3.5          764    3.9
  Mortgage loans 60 days delinquent
    or in foreclosure                         -     -             -     -
  Mortgage loans  restructured               10     -             9    0.1
  Foreclosed properties                       -     -             -     -
                                        --------------      ---------------
  Sub-total, "higher risk assets"           712    3.5          778    4.0
  All other investments                  19,482   96.5       18,820   96.0
                                        ---------------     ---------------
  Total cash and investments            $20,194  100.0%     $19,598  100.0%
                                        ===============     ===============

The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in
conjunction with specific direct investments.   Actual use
of derivative financial instruments has been limited to managing well-defined interest rate risks. Interest rate swaps with a notional value of $183 and $186 were open as of September 30, 2000 and December 31, 1999. There have been no terminations of derivative financial instruments in 2000 or 1999. Potential termination of these arrangements as of

September 30, 2000 under then current interest rates would result in a potential loss of $1.

Mortgage backed securities (including Collateralized
Mortgage Obligations) which are primarily included in debt securities Available for Sale, were as follows:


                                              September 30     December 31
                                                  2000             1999
                                              ------------     -----------
   Federal agency issued mortgage backed
     securities                                     $2,487          $2,498
   Corporate private-labeled mortgage backed
     securities                                      2,175           1,838
                                              ------------     -----------
   Total                                            $4,662          $4,336
                                              ============     ===========


The Company's investment strategy with respect to mortgage backed securities focuses on actively-traded, less volatile issues that produce relatively stable cash flows. The majority of the mortgage backed security holdings are sequential and planned amortization class tranches of federal agency issuers. The mortgage backed security portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

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

Forward Looking Information

You should note that this document and our other SEC filings reflect information that we believe was accurate as of the date the respective materials were made publicly available.
Thus they do not reflect later developments.

As a matter of policy, Jefferson Pilot does not normally make projections or forecasts of future events or our performance. When we do, we rely on a safe harbor provided by the Private Securities Litigation Reform Act of 1995 for statements that are not historical facts, called forward looking statements. These may include statements relating to our future actions, sales and product development efforts, expenses, the outcome of contingencies such as legal proceedings, or financial performance. An example would be our forecast of the anticipated earnings contribution over time from our Guarantee acquisition.

Certain information in our SEC filings and in any other written or oral statements made by JP or on our behalf, involves forward looking statements. We have used appropriate care in developing this information. But any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include, among others, the risks that JP might fail to successfully complete strategies for cost reductions, including anticipated expense savings and operating efficiencies from the integration of Guarantee, and for growth in sales of products through all distribution channels. Other uncertainties include general economic conditions, competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors, interest rate trends and fluctuations, and changes in federal and state tax, financial services industry or other laws and regulations.

We undertake no obligation to publicly correct or update any forward looking statements, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our press releases and filings with the SEC. In particular, you should read the discussion in the section entitled "External Trends and Forward Looking Information," and other sections it may reference, in our most recent 10-K report to the SEC, as it may be updated in our subsequent 10-Q and 8-K reports. That discussion covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect our performance.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None not previously reported

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  (27)   Financial Data Schedule

(b)  Reports of Form 8-K

  There were none filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice
  President,

  Chief Financial Officer and Treasurer
  Date  November 13, 2000

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice
  President - Finance

  (Principal Accounting Officer)
      Date  November 13, 2000