Form 10-K
period 2000-12-31
JEFFERSON PILOT CORP
filed 2001-03-23
CIK 53347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-5955

                          JEFFERSON-PILOT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                    100 NORTH GREENE STREET,
        NORTH CAROLINA          GREENSBORO, NORTH CAROLINA 27401      56-0896180
 (State or Other Jurisdiction        (Address of Principal         (I.R.S. Employer
              of                       Executive Offices)           Identification
Incorporation or Organization)                                           No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $6.9 billion at March 5, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                    CLASS                               OUTSTANDING AT MARCH 5, 2001
                    -----                               ----------------------------
   Common Stock (Par Value $1.25 per share)                     102,223,049

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2001 are incorporated by reference into Part III.

     List of Exhibits appears on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................     1
ITEM 2.   PROPERTIES..................................................     4
ITEM 3.   LEGAL PROCEEDINGS...........................................     4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     5
          EXECUTIVE OFFICERS OF THE REGISTRANT........................     5
                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.......................................     6
ITEM 6.   SELECTED FINANCIAL DATA.....................................     6
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     9
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................    26
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................    58
                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    58
ITEM 11.  EXECUTIVE COMPENSATION......................................    58
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................    58
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    58
                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................    58
Undertakings..........................................................    58
Signatures............................................................    59
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

          Jefferson Pilot Financial Insurance Company (JPFIC),

          Jefferson Pilot LifeAmerica Insurance Company (JPLA),

          Jefferson Pilot Securities Corporation, a full service NASD registered broker/dealer, and

          Jefferson-Pilot Communications Company (JPCC).

Through these and other subsidiaries, we are primarily engaged in the business of writing life insurance policies, writing annuity policies and selling other investment products, writing group life, disability income and dental policies, operating radio and television facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and the broker/dealer, and the group life, disability income and dental operations have been consolidated in JPFIC's offices in Omaha, Nebraska. We provide further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 9 (MD&A).

     We have grown substantially in the past six years both internally and through acquisitions.

     In May 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company in an assumption reinsurance transaction.

     In October 1995, JP acquired Alexander Hamilton Life Insurance Company of America (AH Life) and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), from a subsidiary of Household International, Inc. With the acquisition, certain blocks of the acquired business were 100% coinsured with affiliates of Household; this is more fully discussed in Note 15 on page 52.

     Effective May 1, 1997, JP acquired JPFIC, its subsidiary JPLA, and our full service broker/dealer, Jefferson Pilot Securities Corporation, from The Chubb Corporation.

     On December 30, 1999, JP acquired Guarantee Life Insurance Company (GLIC) and its non-insurance affiliates.

     On August 1, 2000, AH Life and GLIC merged into JPFIC. On December 31, 2000, FAHL merged into JPLA. These mergers reduce costs and improve efficiency in our insurance operations.

     (b) Financial Information About Industry Segments

     We present industry segment information in Note 16 on page 53.

     (c) Narrative Description of Business

     Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:

                              REVENUES BY SEGMENT*

                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Individual Products.........................................  $1,684   $1,468   $1,424
Annuity and Investment Products.............................     629      511      506
Benefit Partners............................................     537      164      313
Communications..............................................     206      200      195
Corporate and Other.........................................     182      218      172
                                                              ------   ------   ------
                                                              $3,238   $2,561   $2,610
                                                              ======   ======   ======

* Revenues include net investment income

     The following briefly describes our principal wholly-owned subsidiaries, including their principal products and services, markets and methods of distribution.

                         INSURANCE COMPANY SUBSIDIARIES

     JP Life is domiciled in North Carolina and began business in 1903. It is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. It primarily writes universal life, term and endowment insurance policies on an individual basis, and individual non-variable annuities including equity indexed annuities.

     JPFIC has been domiciled in Nebraska since its redomestication from New Hampshire in August 2000. It began business in 1903 through predecessor companies, and is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. It principally writes universal life, variable universal life and term insurance policies, and variable annuities. Since its merger with GLIC, JPFIC also writes substantially all our group term life, disability income and dental insurance.

     JPLA, domiciled in New Jersey, began business in 1897. It is authorized to write insurance in 50 states, the District of Columbia and several U.S. possessions/territories. It primarily writes universal life, variable universal life and term insurance policies, and non-variable annuities.

     The former AH Life block of universal life insurance policies and variable and non-variable annuities is now part of JPFIC.

     The former FAHL block of non-variable annuities and universal life and term insurance policies is now part of JPLA.

     Individual Products. Insurance subsidiaries offer individual life insurance policies including traditional life products as well as universal life and variable universal life policies, and level and decreasing term policies. On most policies, accidental death and disability benefits are available in the form of riders, and IRA riders also are available, as are other benefits. At times, we accept substandard risks at higher premiums.

     The companies market individual life products through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

     Annuity and Investment Products. Our insurance subsidiaries offer annuity and investment products including variable annuity products. They market through most of the distribution channels discussed above and through investment professionals and annuity marketing organizations. Our full service broker/dealer markets variable life insurance and variable annuities written by our insurance subsidiaries, and also sells other securities and mutual funds.

     Benefit Partners. Group term life, disability income and dental insurance offered by JPFIC is sold through regional group offices nationwide, marketing to employee benefit brokers, third-party administrators and employee benefit firms.

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

     Various states, including Nebraska, New Jersey and North Carolina, have enacted insurance holding company legislation. Registrant's insurance subsidiaries have registered as members of an "insurance holding company system" under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including prior approval for extraordinary dividends by insurance subsidiaries, and for acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

     Competition. Our insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions is increasing. Our broker/dealer also operates in a highly competitive environment. Existing tax laws affect the taxation of life insurance and many competing products. Various proposals for changes have been made in income and estate tax laws, some of which could adversely affect the taxation of certain products or their use as estate planning vehicles, and thus impact their marketing and the volume of policies surrendered.

     Employees. As of December 31, 2000, our insurance operations including our broker/dealer employed approximately 3,000 persons and held contracts with 41,000 independent and career agents. We have been reducing the number of licensed agents as we increase our focus on the more productive agents.

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

     Employees. As of December 31, 2000, JPCC and its subsidiaries employed approximately 775 persons full time.

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

ITEM 2.  PROPERTIES

     JP and most subsidiaries utilize space and personnel of JP Life. JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building in downtown Greensboro, NC. These buildings house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. JP Life leases office space in Lexington, KY for operation of the KCL business assumed, although these operations are being moved to Greensboro.

     Subsidiaries conduct operations in Concord, NH in two buildings on approximately 196 acres owned by JPFIC.

     JPFIC conducts operations in Omaha, NE in two buildings and also owns a third building on its 11 acre campus.

     Subsidiaries lease insurance sales office space in various jurisdictions.

     JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases the towers supporting its radio and television antennas.

ITEM 3.  LEGAL PROCEEDINGS

     JP Life is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. The suit alleges deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. The plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss, management believes that we have made appropriate disclosures to policyholders as a matter of practice, and intends to vigorously defend the claims asserted.

     JP Life, as successor to Pilot Life Insurance Company, is a defendant in a proposed class action suit, Thorn v. Jefferson-Pilot Life Insurance Company, filed September 11, 2000 in the United States District Court in Columbia, South Carolina. The complaint alleges that Pilot Life and its successors decades ago unfairly discriminated in the sale of certain small face amount life insurance policies and that these policies were unreasonably priced. The suit alleges fraudulent inducement, constructive fraud, and negligence in the marketing of these policies. The plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss, management believes that our practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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

     Robert D. Bates became an Executive Vice President and President -- Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

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

     Kenneth C. Mlekush, Executive Vice President, and also President -- Life Companies from February 1999, joined JP in January 1993. Previously he was President and Chief Operating Officer of Southland Life Insurance Company and Executive Vice President of its parent, Georgia US.

     Theresa M. Stone, Executive Vice President of JP and President of JPCC since July 1, 1997, was previously President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation to May 13, 1997.

     There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

                                 2000            1999            1998            1997            1996
                             -------------   -------------   -------------   -------------   -------------
                             HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW
                             -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
First Quarter..............  68.13   49.88   77.38   66.06   60.06   48.69   41.00   36.25   38.81   30.06
Second Quarter.............  69.69   55.31   71.25   63.63   62.13   54.88   47.44   34.31   37.06   33.50
Third Quarter..............  70.81   56.75   75.63   61.50   64.06   55.06   53.50   44.88   36.75   33.25
Fourth Quarter.............  75.88   59.00   79.63   61.19   78.38   55.38   57.81   48.25   39.75   34.25

     (b) Holders. As of March 6, 2001, our stock was owned by 9,625 shareholders of record, and a much larger number of street name holders.

     (c) Dividends.  They are shown in Item 6 below.

     Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A on page 19.

ITEM 6.  SELECTED FINANCIAL DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                               REVENUE BY SOURCES

                                                         2000     1999     1998     1997     1996
                                                        ------   ------   ------   ------   ------
Individual products...................................  $1,684   $1,468   $1,424   $1,225   $  864
Annuities and investment products.....................     629      511      506      499      442
Benefit partners......................................     537      164      313      473      506
Communications........................................     206      200      195      190      189
Corporate and other...................................      80      117       79       80       77
                                                        ------   ------   ------   ------   ------
Revenues before investment gains......................   3,136    2,460    2,517    2,467    2,078
Realized investment gains.............................     102      101       93      111       47
                                                        ------   ------   ------   ------   ------
          Total Revenues..............................  $3,238   $2,561   $2,610   $2,578   $2,125
                                                        ======   ======   ======   ======   ======

                             NET INCOME BY SOURCES

                                                              2000   1999   1998   1997   1996
                                                              ----   ----   ----   ----   ----
Individual products.........................................  $287   $242   $221   $184   $128
Annuities and investment products...........................    78     67     71     63     55
Benefit partners............................................    33     25     24     10     22
Communications..............................................    41     38     32     28     28
Corporate and other.........................................     6     33     12     12     27
                                                              ----   ----   ----   ----   ----
Net income before investment gains..........................   445    405    360    297    260
Realized investment gains, net of taxes.....................    67     65     58     73     31
                                                              ----   ----   ----   ----   ----
          Net Income Available to Common Stockholders.......  $512   $470   $418   $370   $291
                                                              ====   ====   ====   ====   ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                              (IN MILLIONS EXCEPT SHARE AND PER SHARE INFORMATION)
Total reportable segment results before gain
  from sales of investments.................  $    445   $    405   $    360   $    297   $    260
Gain from sales of investments, net of
  taxes.....................................        67         65         58         73         31
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $    512   $    470   $    418   $    370   $    291
                                              ========   ========   ========   ========   ========
Income per share of common stock:
Total reportable segment results before gain
  from sales of investments.................  $   4.32   $   3.84   $   3.39   $   2.80   $   2.44
Gain from sales of investments, net of
  taxes.....................................      0.65       0.62       0.55       0.69       0.29
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $   4.97   $   4.46   $   3.94   $   3.49   $   2.73
                                              ========   ========   ========   ========   ========
Income per share of common stock -- assuming
  dilution:
  Total reportable segment results..........  $   4.28   $   3.80   $   3.37   $   2.78   $   2.43
                                              ========   ========   ========   ========   ========
  Net income available to common
     stockholders...........................  $   4.93   $   4.42   $   3.91   $   3.47   $   2.72
                                              ========   ========   ========   ========   ========
Cash dividends paid on common stock.........  $    152   $    138   $    122   $    110   $    100
                                              ========   ========   ========   ========   ========
Cash dividends paid per common share:
  First quarter.............................  $   0.33   $   0.30   $   0.27   $   0.24   $   0.21
  Second quarter............................      0.37       0.33       0.30       0.27       0.24
  Third quarter.............................      0.37       0.33       0.30       0.27       0.24
  Fourth quarter............................      0.37       0.33       0.30       0.27       0.24
                                              --------   --------   --------   --------   --------
          Total.............................  $   1.44   $   1.29   $   1.16   $   1.04   $   0.93
                                              ========   ========   ========   ========   ========
Average common shares outstanding
  (thousands)...............................   103,050    105,150    106,134    106,217    106,611
                                              ========   ========   ========   ========   ========
Total assets................................  $ 27,321   $ 26,446   $ 24,338   $ 23,131   $ 17,562
                                              ========   ========   ========   ========   ========
Debt, capital securities and mandatorily
  redeemable preferred stock................  $    843   $    951   $    919   $    969   $    423
                                              ========   ========   ========   ========   ========
Stockholders' equity........................  $  3,159   $  2,753   $  3,052   $  2,732   $  2,297
                                              ========   ========   ========   ========   ========
Stockholders' equity per share of common
  stock.....................................  $  30.71   $  26.63   $  28.82   $  25.70   $  21.65
                                              ========   ========   ========   ========   ========

     Note: All share information has been restated to reflect an April 1998
            3-for-2 stock split, effected in the form of a dividend.
   Cash dividends per share may not add due to rounding related to the split.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                                  (IN MILLIONS)
LIFE INSURANCE IN FORCE (EXCLUDES ANNUITIES):
Traditional..................................  $ 43,083   $ 46,997   $ 38,928   $ 42,648   $19,734
Universal Life...............................    89,741     93,407     85,649     84,721    52,392
Variable Universal Life......................    23,884     17,944     14,569     11,099        --
Benefit Partners.............................    61,812     55,877     24,415     24,359    27,224
                                               --------   --------   --------   --------   -------
          Total Life Insurance In Force......  $218,520   $214,225   $163,561   $162,827   $99,350
                                               ========   ========   ========   ========   =======
LIFE PREMIUMS ON A FAS 60 BASIS:
First Year Life (Note).......................  $    517   $    605   $    575   $    418   $   241
Renewal and Other Life.......................     1,062        931        934        822       507
                                               --------   --------   --------   --------   -------
  Life Insurance.............................     1,579      1,536      1,509      1,240       748
Accident and Health, Including Premium
  Equivalents................................       351        144        422        612       645
                                               --------   --------   --------   --------   -------
          Total Life Insurance Premiums......  $  1,930   $  1,680   $  1,931   $  1,852   $ 1,393
                                               ========   ========   ========   ========   =======
LIFE EARNINGS BY PRODUCT:
Individual...................................  $    287   $    242   $    221   $    184   $   128
Benefit Partners.............................        33         25         24         10        22
                                               --------   --------   --------   --------   -------
          Total Life Earnings................  $    320   $    267   $    245   $    194   $   150
                                               ========   ========   ========   ========   =======
ANNUITY PREMIUMS ON A FAS 60 BASIS:
Fixed Annuity................................  $  1,273   $    858   $    376   $    596   $   557
Variable Annuity (including separate
  accounts)..................................       127        140        142        103        74
                                               --------   --------   --------   --------   -------
          Total Annuity Premiums.............  $  1,400   $    998   $    518   $    699   $   631
                                               ========   ========   ========   ========   =======
INVESTMENT PRODUCT SALES.....................  $  3,677   $  2,361   $  1,816   $  1,110   $    70
                                               ========   ========   ========   ========   =======
COMMUNICATIONS BROADCAST CASH FLOW...........  $     90   $     85   $     76   $     65   $    58
                                               ========   ========   ========   ========   =======

            Note: First year life premiums include single premiums.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          JEFFERSON-PILOT CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 2000 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively, JP or Company). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.

COMPANY PROFILE

     The Company has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners (formerly called Group Products), Communications, and Corporate and Other. Within the Individual Products segment, JP offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. At December 31, 2000, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP
Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (JPLA), (collectively, JP Financial). Effective August 1, 2000, Alexander Hamilton Life Insurance Company of America (AHL) and Guarantee Life Insurance Company (Guarantee) merged into JPFIC in order to improve efficiencies and reduce administrative expenses and other costs.

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

     Excluding realized gains and losses, JP's 2000's revenues were derived 54% from Individual Products, 20% from AIP, 17% from Benefit Partners, 7% from Communications, and 2% from Corporate and Other.

ACQUISITION SUMMARY

     JP's acquisition strategy is designed to enhance core business growth and deploy excess capital. The focus is to increase distribution, add products, add technology and provide economies of scale. On December 30, 1999, the Company acquired Guarantee using the purchase method of accounting. JP integrated Guarantee's life and annuity operations into the respective segments, while integrating its prior group life and disability operations of JP Life into Guarantee's Omaha, Nebraska life, disability and dental operations. During the first quarter 2000, Jefferson Pilot Securities Corporation, a broker/dealer subsidiary included in the AIP segment, completed the acquisition of Polaris Financial Services and Polaris Advisory Services. The discussion of these acquisitions and other significant transactions in Note 1 is incorporated by reference.

RESULTS OF OPERATIONS

     In the following discussion "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results are relevant and useful information. Gains from sale of investments arise in majority from its Available for Sale equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

     The following tables illustrate JP's results before and after the inclusion of realized investment gains:

                                                               2000      1999      1998
                                                              ------    ------    ------
Consolidated Summary of Income
  Total reportable segment results..........................  $445.2    $404.0    $360.3
  Realized investment gains (net of applicable income
     taxes).................................................    66.9      65.5      58.0
                                                              ------    ------    ------
  Net income available to common stockholders...............  $512.1    $469.5    $418.3
                                                              ======    ======    ======
Consolidated Earnings Per Share
Basic:
  Total reportable segment results..........................  $ 4.32    $ 3.84    $ 3.39
  Realized investment gains (net of applicable income
     taxes).................................................    0.65      0.62      0.55
                                                              ------    ------    ------
  Net income available to common stockholders...............  $ 4.97    $ 4.46    $ 3.94
                                                              ======    ======    ======
Fully-diluted:
  Total reportable segment results..........................  $ 4.28    $ 3.80    $ 3.37
  Realized investment gains (net of applicable income
     taxes).................................................    0.65      0.62      0.54
                                                              ------    ------    ------
  Net income available to common stockholders...............  $ 4.93    $ 4.42    $ 3.91
                                                              ======    ======    ======

     Net income available to common stockholders increased 9.1% in 2000 and 12.2% in 1999, and total reportable segment results increased 10.2% in 2000 and 12.1% in 1999, due to increased profitability in the Individual Products, AIP, Benefit Partners and Communications segments. The increase in 2000 also reflected the deployment of corporate capital into the more profitable Individual Products, AIP and Benefit Partners segments primarily through the acquisition of Guarantee. The Corporate and Other segment declined in 2000 due to financing costs associated with the Guarantee acquisition, share repurchases and the redeployment of capital into operating segments. Net realized gains increased 2.1% in 2000 and 12.9% in 1999.

     Total reportable segment results per share increased 12.5% in 2000 and 13.3% in 1999, reflecting the increase in core business earnings and the share repurchases in 2000 and 1999. Earnings per share increased 11.4% in 2000 and 13.2% in 1999 and earnings per share assuming dilution increased 11.5% in 2000 and 13.0% in 1999 for the same reasons. Due to share repurchases net of stock plan issuances, the average number of diluted shares outstanding decreased 2.2% to 103.9 million shares in 2000 and decreased 0.8% to 106.2 million shares in 1999.

RESULTS BY BUSINESS SEGMENT

     Management assesses profitability by business segment and measures other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics we use to track performance. Because of the nature of our sales, which are primarily long-duration contracts in the Individual Products and AIP segments, sales in a given quarter do not have a near term material impact on operating results and therefore are not considered to be material information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

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

  Results by Reportable Segment

                                                               2000     1999     1998
                                                              ------   ------   ------
Individual Products.........................................  $287.3   $242.3   $221.3
Annuity and Investment Products.............................    77.9     67.0     71.1
Benefit Partners............................................    32.6     24.5     23.9
Communications..............................................    41.2     37.6     32.3
Corporate and Other.........................................     6.2     32.6     11.7
                                                              ------   ------   ------
Total reportable segment results............................   445.2    404.0    360.3
Net realized investment gains...............................    66.9     65.5     58.0
                                                              ------   ------   ------
Net income available to common stockholders.................  $512.1   $469.5   $418.3
                                                              ======   ======   ======

  Segment Assets

                                                               2000      1999      1998
                                                              -------   -------   -------
Individual Products.........................................  $15,054   $14,493   $12,142
Annuity and Investment Products.............................    7,691     7,443     6,495
Benefit Partners............................................      736       606       437
Communications..............................................      212       217       222
Corporate and Other.........................................    3,628     3,687     5,042
                                                              -------   -------   -------
          Total Assets......................................  $27,321   $26,446   $24,338
                                                              =======   =======   =======

     A more detailed discussion of reportable segment results follows.

  Individual Products

     The Individual Products segment offers a wide array of life insurance products to individuals through a career agency force, independent agents recruited through independent marketing organizations and a regional office network, home service agents, and financial institutions.

     Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these products. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on policyholder fund balances. Reportable segment results for both traditional and UL-type products also includes earnings on required capital.

     Segment results were:

                                            2000       1999       1998       1997      1996
                                          --------   --------   --------   --------   ------
Life premiums and other
  considerations........................  $  211.7   $  189.8   $  208.3   $  201.9   $146.5
U.L. and investment product charges.....     623.7      535.8      529.4      446.3    298.8
Investment income, net of expenses......     840.0      736.1      681.1      576.5    418.5
Other income............................       8.6        6.1        4.9        0.0      0.0
                                          --------   --------   --------   --------   ------
Total revenues..........................   1,684.0    1,467.8    1,423.7    1,224.7    863.8
                                          --------   --------   --------   --------   ------
Policy benefits.........................     939.5      796.3      786.1      686.7    497.9
Expenses................................     304.3      301.7      299.0      256.7    173.0
                                          --------   --------   --------   --------   ------
Total benefits and expenses.............   1,243.8    1,098.0    1,085.1      943.4    670.9
                                          --------   --------   --------   --------   ------
Reportable segment results before income
  taxes.................................     440.2      369.8      338.6      281.3    192.9
Provision for income taxes..............     152.9      127.5      117.3       97.1     65.4
                                          --------   --------   --------   --------   ------
Reportable segment results..............  $  287.3   $  242.3   $  221.3   $  184.2   $127.5
                                          ========   ========   ========   ========   ======

     The following table summarizes key information for Individual Products:

                                                           2000       1999       1998
                                                         --------   --------   --------
Life insurance premium sales:
  Recurring premium sales..............................  $    128   $    124   $    137
  Single premium sales.................................        36         56         41
Individual traditional insurance premiums..............       210        187        204
Average UL policyholder fund balances..................     8,808      7,783      7,077
Average VUL separate account assets....................     1,383        994        710
                                                         --------   --------   --------
                                                           10,191      8,777      7,787
Average face amount insurance in force --
  Total................................................   157,140    139,460    138,540
  UL-type policies.....................................   112,594    101,204     97,738
Average assets.........................................    14,890     12,803     11,639

     Individual Products reportable segment results increased 18.6% in 2000 due primarily to the acquisition of Guarantee along with growth of the business in force and increased 9.5% in 1999 due to the growth of business in force.

     Recurring premium sales increased in 2000 due primarily to an increase in VUL sales resulting from new product introductions and a heightened marketing emphasis versus a decrease in 1999. Single premium sales relating to benefit funding products, such as Bank Owned Life Insurance (BOLI), decreased 35.7% in 2000 and increased 36.6% in 1999. Due to the nature of these single premium products, volatility between periods is normal. Overall, life insurance premium sales decreased 8.9% in 2000 and increased 1.1% in 1999.

     Revenues include traditional insurance premiums, policy charges, and investment income. Individual revenues increased $216.2 or 14.7% and $44.1 or 3.1% in 2000 and 1999 due to growth in average UL policyholder fund balances and average VUL separate account assets, in addition to the Guarantee acquisition. The growth in average UL policyholder fund balances and VUL separate accounts, which increased 16.1% in 2000 and 12.7% in 1999, was a result of net policyholder receipts and interest credited. The 2000 increase in average UL policyholder fund balances also reflected the acquisition of Guarantee.

     Individual traditional premiums increased 12.3% in 2000 resulting primarily from the Guarantee acquisition. Individual traditional premiums decreased 8.3% in 1999 as sales were more concentrated among UL type products. Policy charges, which include mortality, expense and surrender charges, improved 16.4% in 2000 and 1.2% in 1999. 2000's increases are primarily from the Guarantee acquisition and growth of the business. 1999's increases are a result of growth in UL type policies in force.

     Net investment income increased 14.1% and 8.1% in 2000 and 1999, following the growth in policyholder funds. Total portfolio yield on traditional assets increased 1 basis point to 7.72% in 2000 and declined 11 basis points in 1999 due to the reduction in older policies in force. The average investment spread on UL-type products increased 5 basis points to 1.97% in 2000 and increased 29 basis points to 1.92% in 1999. Interest spreads are impacted by portfolio yields and also may vary over time due to competitive strategies and changes in product design.

     Policy benefits increased 18.0% and 1.3% in 2000 and 1999. The increase is due to the Guarantee acquisition and growth of business in force. Traditional policy benefits were 102.8% of premiums in 2000 versus 106.5% and 95.8% in 1999 and 1998. The decrease in 2000 was due primarily to favorable mortality and the Guarantee acquisition. The increase in 1999 was primarily a result of higher mortality. Policy benefits on UL-type products increased slightly to 7.1% of average policyholder funds and separate accounts in 2000 versus 6.8% and 7.6% in 1999 and 1998. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

     Total expenses (including the net deferral and amortization of policy acquisition costs) increased 0.9% in 2000 and 1999. Expenses on individual traditional products were 29.7%, 30.0% and 31.3% of premiums in 2000, 1999 and 1998. For UL-type products, expenses as a percentage of policyholder funds and separate accounts were 2.3%, 2.7% and 3.0% in 2000, 1999 and 1998. The improvement in 2000 reflects the Guarantee acquisition, growth in policyholder funds and separate accounts, as well as an adjustment to deferred acquisition cost (DAC) amortization on UL-type products. This adjustment is a result of better than expected experience on UL-type products, which allowed a slow down in DAC amortization. The 1999 decrease reflects overall lower expenses as well as growth in policyholder funds and separate accounts.

     Average Individual Products assets grew 16.3% in 2000 and 10.0% in 1999. 2000's increase was due to the Guarantee acquisition, net receipts on UL-type products, new sales and growth in existing policyholder funds. 1999's growth was due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The return on average Individual Products assets for 2000 and 1999 was 1.9%.

     The Company spent much of 2000 reviewing strategies in order to position JP for continued growth, and in particular to accelerate life insurance sales growth above the current increase of approximately 4%. The Company is embarking on a significant set of new initiatives designed to boost individual life insurance sales. These initiatives focus particularly on relationships with more productive agents, by providing a higher level of marketing support, as well as new ways of differentiating service for these key agents. Further, JP will focus on selective markets in which the Company will tailor specific products and marketing programs: wealth accumulation, wealth preservation and business planning. The Company will invest approximately $5 million in 2001, primarily in new field recruiting and relationship management marketing support for agents. Related JP initiatives include an increased emphasis on employee development, continued effective cost control and application of "lean manufacturing" concepts to improve quality and reliability throughout our operating processes.

  Annuity and Investment Products

     Annuity and Investment Products offers its products through financial institutions, independent agents, career agents, investment professionals and broker/dealers. Reportable segment results were:

                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
Policy charges, premiums and other
  considerations..............................  $ 26.9   $ 18.5   $ 17.6   $ 35.1   $ 66.7
Net investment income.........................   482.2    418.4    425.0    429.3    371.1
Concession and other income...................   119.5     74.4     63.0     35.1      4.2
                                                ------   ------   ------   ------   ------
Total revenues................................   628.6    511.3    505.6    499.5    442.0
                                                ------   ------   ------   ------   ------
Policy benefits...............................   341.6    306.0    299.0    326.3    317.0
Expenses......................................   166.8    101.9     96.9     75.2     40.9
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   508.4    407.9    395.9    401.5    357.9
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................   120.2    103.4    109.7     98.0     84.1
Provision for income taxes....................    42.3     36.4     38.6     34.5     29.0
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 77.9   $ 67.0   $ 71.1   $ 63.5   $ 55.1
                                                ======   ======   ======   ======   ======

     Reportable segment results increased 16.3% in 2000 and decreased 5.8% in 1999. The following table summarizes key information for AIP:

                                                               2000     1999     1998
                                                              ------   ------   ------
Fixed annuity premium receipts..............................  $1,273   $  858   $  376
Variable annuity premium receipts...........................     106      111       88
                                                              ------   ------   ------
                                                               1,379      969      464
Average policyholder fund balances..........................   6,338    5,630    5,698
Average separate account policyholder fund balances.........     694      587      418
                                                              ------   ------   ------
                                                               7,032    6,217    6,116
Investment product sales....................................   3,676    2,361    1,816
Average assets..............................................   7,554    6,622    6,516

     Annuity revenues are derived from investment income on segment assets, policy charges, and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker/dealer, and related entities. Revenues increased 22.9% in 2000 primarily due to the Guarantee acquisition, as well as higher concession income relating to the Polaris acquisition, an increase in surrender charges relating to an unusually high surrender rate and a general growth in average policyholder fund balances including separate accounts. The 1999 increase in revenues was in line with the increase in average policyholder funds and separate accounts. The increases in policyholder fund balances and average assets resulted from new receipts and interest credited less benefits and withdrawals paid, as well as the Guarantee acquisition. Fixed annuity receipts increased 48.4% and 128.2% in 2000 and 1999 due to significant sales increases through independent and career agents and financial institutions, of both older products and new products introduced in 1999. In total, fixed and variable annuity receipts increased by 42.3% in 2000 and 108.8% in 1999. Fixed annuity benefits and surrenders as a percentage of beginning fund balances rose to 21.2% in 2000 from 15.8% in 1999 and 1998. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that has low or no remaining surrender charges, and competition from annuity products which pay interest rate bonuses and from other investment products. JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Concession and other income increased 60.6% and 18.1% in 2000 and 1999, due to a higher utilization of JPSC for non-insurance transactions and the completion of the Polaris integration in 2000.

     Total AIP benefits and expenses increased 24.6% in 2000 due primarily to the Guarantee acquisition and growth of the business, versus 3.0% in 1999 consistent with the growth in average policyholder fund balances. Policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.4% in 2000 and 1999 and 5.2% in 1998. Interest credited represented 5.3% of average policyholder fund balances in 2000 and 1999, versus 5.1% in 1998. Effective spreads were

2.14% in 2000 and 1999 versus 2.11% in 1998. The increase in 2000 resulted from blending of the Guarantee acquisition and higher yields on new investments. Spreads on new products sold in 2000 averaged somewhat lower than on the existing block of business, in part due to one product's design with lower commission expenses and lower required spread.

     Total AIP expenses increased 63.7% in 2000 and 5.2% in 1999, with insurance expenses as a percentage of average policyholder fund balances including separate accounts being 2.4% in 2000 versus 1.6% in 1999 and 1998. The growth in expenses was due to an increase in concessions related to broker/dealer operations, similar to the increases in concession and other income, and an increase in amortization of DAC due to increased surrenders.

     AIP posted returns on average assets of 1.0% for 2000 and 1999 versus 1.1% in 1998.

     The combined earnings of the broker/dealer and related entities which are included in the segment results were $6.3, $4.4 and $3.9 for 2000, 1999 and 1998. The increase relates primarily to the Polaris acquisition in 2000 and higher concession income.

     The strategic initiatives discussed for the Individual Products segment involving JP's relationship with key agents, additional marketing support, and operating process improvements are also targeted to impact the AIP segment.

  Benefit Partners

     The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

     Reportable segment results were:

                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
Premiums and other considerations.............  $485.5   $133.7   $274.8   $432.4   $464.7
Investment income, net of expenses............    51.3     30.4     38.1     41.0     41.2
                                                ------   ------   ------   ------   ------
Total revenues................................   536.8    164.1    312.9    473.4    505.9
                                                ------   ------   ------   ------   ------
Policy benefits...............................   359.6     93.7    206.7    370.3    384.9
Expenses......................................   127.2     33.0     69.8     88.7     87.7
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   486.8    126.7    276.5    459.0    472.6
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................    50.0     37.4     36.4     14.4     33.3
Provision for income taxes....................    17.4     12.9     12.5      4.9     11.2
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 32.6   $ 24.5   $ 23.9   $  9.5   $ 22.1
                                                ======   ======   ======   ======   ======

     Benefit Partners reportable segment results increased $8.1 or 33.1% in 2000, primarily as a result of the Guarantee acquisition, and growth in this business. 1999 and 1998 reflect our decision to exit the group medical business in late 1997. The following table summarizes key information for Benefit
Partners:

                                                              2000    1999    1998
                                                              -----   -----   -----
Life, Disability, and Dental:
  Annualized sales..........................................  $ 120   $  15   $  17
  Loss ratio................................................   73.4%   85.2%   83.4%
Total expenses, % of premiums and equivalents...............   26.2%   18.4%   15.4%
Average assets..............................................  $ 708   $ 389   $ 482
Premium income and equivalents..............................  $ 486   $ 179   $ 452

     Benefit Partners revenues increased $372.7 or 227.1% in 2000, reflecting the acquisition of Guarantee, including premium growth of $351.2 or 269.1%. 1999 revenues declined $148.8 or 47.6% including declines in premiums of $139.0 or 51.6% due to exiting the group medical business in 1999 and 1998. Including equivalent premiums on self-insured health policies, premiums increased 171.5% and decreased 60.4% in 2000 and 1999. Annualized sales for the core life, disability and dental lines of business grew $105 or 700.0% and declined $2 or 11.8% in 2000 and 1999, with new sales now reflecting Guarantee. If sales for Guarantee were included in 1999, the increase in 2000 would be 24.0%, reflecting core growth in life, disability and dental sales.

     Policy benefits increased 283.8% in 2000 with the addition of the Guarantee acquisition and decreased 54.7% in 1999 primarily due to declining group medical business. The life, disability and dental incurred loss ratio was 73.4% versus 85.2% in 2000 and 1999. The results for 1999 were comprised solely of the JP Life business, which has a significantly larger average policy size than that of Guarantee and is a more mature block of business. Both of these factors contributed to the higher 1999 loss ratio.

     Total expenses (including the net deferral and amortization of policy acquisition costs) increased 285.5% in 2000 primarily due to the Guarantee acquisition. 1999 total expenses decreased 52.7% as a result of continued aggressive expense management and the declining block of medical business. As a percentage of premiums and equivalents, total expenses were 26.2% for 2000 and 18.4% for 1999 due to the change in average policy size with the addition of the Guarantee contracts.

  Communications

     JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
Communications revenues (net).................  $210.4   $205.0   $199.8   $195.6   $188.9
Operating costs and expenses..................   120.9    119.9    124.1    130.6    130.9
                                                ------   ------   ------   ------   ------
Broadcast cash flow...........................    89.5     85.1     75.7     65.0     58.0
Depreciation and amortization.................    11.1     11.4     11.5     11.0      9.3
Corporate general and administrative
  expenses....................................     5.5      5.8      5.1      4.1      3.8
Net interest expense (income).................     4.6      5.0      5.1      5.1     (0.5)
                                                ------   ------   ------   ------   ------
Operating revenue before income taxes.........    68.3     62.9     54.0     44.8     45.4
Provision for income taxes....................    27.1     25.3     21.7     17.3     17.2
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 41.2   $ 37.6   $ 32.3   $ 27.5   $ 28.2
                                                ======   ======   ======   ======   ======

     Reportable segment results increased 9.6% in 2000 and 16.4% in 1999. During the last half of 2000, the Company experienced a slowing in the rate of revenue growth from that experienced earlier and in previous years. This is consistent with a general slowing in economic activity throughout the country. 1999's increase resulted from the favorable advertising environment and the strong local economies in which our stations operated. Combined revenues for Radio and Television grew 5.9% and 3.5% in 2000 and 1999. Disregarding political revenues, Radio and Television grew 3.8% and 5.4% in 2000 and 1999. Television revenues declined for much of 2000 and 1999 despite strong performances in our two smaller markets, which were offset by disappointing sales in our largest market, reflecting activity associated with rebuilding the sales force in that market.

     Revenues from Sports operations decreased 16.7% in 2000 and 1.1% in 1999. The decline in 2000 revenues resulted from the one time only payment received in 1999 for the sale of certain entertainment production activities and a change in our relationship with the Carolina Panthers that resulted in lower revenues but higher net profits for that product. The decline in 1999 resulted from the sale of certain entertainment production activities.

     Broadcast cash flow grew by 5.2% and 12.4% in 2000 and 1999.

     Total expenses, excluding interest expense, increased .3% and declined 2.6% in 2000 and 1999, respectively. Expenses as a percent of communication revenues were 65.4%, 66.9% and 70.4% for 2000, 1999 and 1998. The declines are attributable to expense management and a change in the mix of business away from lower margin sports products toward higher margin broadcast business.

  Corporate and Other

     The following table summarizes results for this segment.

                                                  2000     1999     1998     1997     1996
                                                 ------   ------   ------   ------   ------
Earnings on investments........................  $112.7   $122.6   $ 95.1   $ 87.1   $ 84.0
Interest expense on debt and Exchangeable
  Securities...................................   (51.9)   (31.3)   (33.1)   (26.9)   (24.2)
Operating expenses.............................   (28.0)   (15.8)   (23.3)   (18.6)   (19.2)
Federal and state income tax expense...........    (2.0)   (18.4)    (1.3)    (3.5)   (10.3)
                                                 ------   ------   ------   ------   ------
                                                   30.8     57.1     37.4     38.1     30.3
Dividends on Capital Securities and mandatorily
  redeemable preferred stock...................   (24.6)   (24.5)   (25.7)   (25.7)    (3.4)
                                                 ------   ------   ------   ------   ------
Reportable segment results.....................     6.2     32.6     11.7     12.4     26.9
Realized investment gains, net.................    66.9     65.5     58.0     73.4     30.7
                                                 ------   ------   ------   ------   ------
Reportable segment results, including realized
  gains........................................  $ 73.1   $ 98.1   $ 69.7   $ 85.8   $ 57.6
                                                 ======   ======   ======   ======   ======

     The following table summarizes assets assigned to this segment at the end of each year:

                                                               2000     1999     1998
                                                              ------   ------   ------
Parent company, passive investment companies and Corporate
  line assets of insurance subsidiaries.....................  $1,473   $1,720   $1,990
Unrealized gain (loss) on fixed interest investments........      42     (231)     293
Co-insurance receivables on acquired blocks.................   1,155    1,378    1,944
Employee benefit plan assets................................     383      350      448
Goodwill arising from insurance acquisitions................     279      267      192
Other.......................................................     296      203      175
                                                              ------   ------   ------
          Total.............................................  $3,628   $3,687   $5,042
                                                              ======   ======   ======

     Total assets for the Corporate and Other segment decreased 1.6% in 2000 and decreased 26.9% in 1999. 2000's decline occurred primarily due to asset transfers to support internal growth of other reportable segments and surrenders of 100% co-insured COLI policies net of increases in market values of Available for Sale securities. 1999's decline resulted primarily from surrenders of 100% co-insured COLI policies, declines in market values of Available for Sale securities, net of increases in employee benefit plan assets. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $273 during 2000 and declined $524 during 1999. The increase during 2000 is primarily the result of declining interest rates, net of declines in market values of financial services stocks and the 1999 decline resulted from increases in market interest rates and declines in market values of financial services stocks.

     Reportable segment results including realized gains decreased 25.5% in 2000 and increased 40.7% in 1999. Investment earnings decreased 8.1% in 2000 and improved 28.9% in 1999. 2000's decline was attributable to capital being allocated to other segments through the Guarantee acquisition and a change in allocation methodology for intra-company rents between this and other segments of $3.3. 1999's increase was due to the accumulation of corporate capital, and increased income on equity method investments. Interest expense on debt and exchangeable securities increased $20.6 in 2000 and decreased $1.8 in 1999 as the level of commercial paper borrowings and life company reverse repurchase agreements increased with the acquisition of Guarantee, share repurchases and the January 2000 redemption of Automatic Common Exchange Securities (ACES). Operating expenses, which increased 77.2% in 2000 and decreased 32.2% in 1999, vary with the level of Corporate activities. Such activities included approximately $3 for developing strategic marketing initiatives during 2000. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. Federal and state income taxes decreased $16.4 in 2000 due primarily to the tax effect of lower Corporate and Other segment pre-tax operating results. Federal and state income taxes increased $17.1 in 1999 due to higher operating results as well as changes in effective tax rates on assets assigned to this segment.

     The results of this segment fluctuate from quarter to quarter and year to year due to expenses associated with strategic activities, advertising expenses, income recorded on equity method investments, transfers of assets to and from business segments as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     JP's primary resources are investments related to its Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

     Total assets increased $875 or 3.3% in 2000, reflecting growth in separate accounts, policyholder contract deposits and investments. In 1999, total assets increased $2,108 or 8.7% as a result of the Guarantee acquisition, increases in Separate Account assets and policyholder contract deposits, and cash provided by operating activities.

     The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). Amounts deferred were $1,219 and $1,091 at December 31, 2000 and 1999, an increase of 11.7%. The increase was due to strong sales of VUL and fixed annuity products net of the effect of changes in unrealized gains on Available for Sale securities.

     Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $740 at December 31, 2000, down 22.0% from 1999 due to amortization and the change in unrealized gains on Available for Sale securities. At December 31, 1999 VOBA was $949, which included $206 attributable to the Guarantee acquisition. Excluding Guarantee, VOBA decreased 0.4%, primarily as a result of amortization offset by changes in unrealized gains on Available for Sale securities. Note 6 contains rollforwards of DAC and VOBA, and is incorporated by reference.

     Goodwill (cost of acquired businesses in excess of the fair value of net assets) was $323 and $303 at December 31, 2000 and 1999, with the net increase due to an adjustment to Guarantee's preliminary allocation of goodwill and the Polaris acquisition. Goodwill as a percentage of shareholders' equity was 10.2% and 11.0% at year-end 2000 and 1999.

     Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors. Reductions, which flow through earnings, have been made where appropriate, including for the higher level of annuity withdrawals.

     At December 31, 2000 and 1999, JP had reinsurance receivables of $947 and $1,057 and policy loans of $184 and $192 which are related to the businesses of JP Financial that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during the three years ended December 31, 2000.

CAPITAL RESOURCES

  Stockholders' Equity

     JP's capital adequacy is illustrated by the following table:

                                            2000      1999      1998      1997      1996
                                           -------   -------   -------   -------   -------
Total assets less separate accounts......  $25,010   $24,174   $22,584   $21,849   $17,070
Total stockholders' equity...............    3,159     2,753     3,052     2,732     2,297
Ratio of stockholders' equity to
  assets.................................     12.6%     11.4%     13.5%     12.5%     13.5%

     The ratio of equity to assets has increased primarily due to changes in unrealized gains on securities and a decline in stock repurchases from 1999. The decline in 1999 was due to an increase in unrealized losses on securities and an increase in stock repurchases. Stockholders' equity increased $79 in 2000 and declined $462 in 1999 due to changes in values of Available for Sale securities. Additionally, $44 in 2000 (734,000 shares at an average cost of $60.10) and $183 in 1999 (2,801,400 shares at an average cost of $65.50) was used to purchase common shares outstanding. In February 2001, JP's Board of Directors updated its ongoing share repurchase authorization to cover 5 million shares of common stock, and the Company intends to continue to make opportunistic repurchases.

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

                                                              JP LIFE   JPFIC   JPLA
                                                              -------   -----   ----
A.M. Best...................................................    A++      A++    A++
Standard & Poor's...........................................    AAA      AAA    AAA
Fitch.......................................................    AAA      AAA    AAA

  Debt and Exchangeable Securities

     Commercial paper outstanding was $405 and $361 at December 31, 2000 and 1999 with weighted average interest rates of 6.21% and 5.80%. The increase in commercial paper is due primarily to the retirement of ACES as noted below, and share repurchases. The maximum amount outstanding during 2000 and 1999 was $525 and $369.

     JP insurance subsidiaries have sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. The maximum amounts outstanding were $467 and $515 during 2000 and 1999 following a substantial increase in 1999 to help fund the Guarantee acquisition. The securities involved had a fair value and amortized cost of $415 and $404 at year end 2000 versus $530 and $531 at the end of 1999.

     At December 31, 2000 and 1999, the Company had $139 and $290 of Exchangeable securities and other debt outstanding. This includes $139 and $137 at December 31, 2000 and 1999 of Mandatorily Exchangeable Debt Securities (MEDS) and $152 of Automatic Common Exchange Securities (ACES) at December 31, 1999. The ACES matured on January 21, 2000, and security holders were repaid in cash using commercial paper proceeds of $146. The Exchangeable Securities are further described in Notes 8 and 9 which are incorporated by reference. Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at December 31, 2000.

     At December 31, 2000 and 1999, net advances from subsidiaries were $346 and $329, all of which are eliminated in consolidation.

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

     Cash provided by operations in 2000, 1999 and 1998 was $501, $481 and $438. 2000's increase of $20 reflects changes in payables and receivables related to the timing of investment commitments net of higher policy acquisition costs. The 1999 increase reflects growth in the Company's business segments as reflected in net income.

     Net cash used in investing activities was $611, $1,111 and $719 in 2000, 1999 and 1998, with the decline due to the timing of investment commitments and repayment of commercial paper borrowings. 1999 included the acquisition of Guarantee, net of cash received.

     Net cash provided by financing activities was $74, $671 and $293 in 2000, 1999 and 1998. The 2000 decrease of $597 is primarily due to net borrowing repayments of $232 versus 1999 short-term borrowings of $303 for the Guarantee acquisition. Cash inflows from policyholder contract deposits net of withdrawals were $512, $704 and $318. The 2000 decrease is a result of higher annuity surrenders and decreased UL-type contract receipts. The 1999 increase is a result of higher annuity sales, lower withdrawals of policyholder funds, and higher UL-type contract receipts due to the shift from traditional to UL-type business.

     In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total cash dividends paid by subsidiaries were $649 in 2000, $279 in 1999 and $235 in 1998. 2000 included extraordinary dividends of $200 from JP Life representing all its publicly traded equity securities and $100 from JP Financial in connection with the merger of AHL and Guarantee into JPFIC. JP Life, JPFIC and JPCC were the primary sources of dividends in 2000. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. The Company has no reason to believe that such approval will be withheld.

     Cash and cash equivalents were $26, $62 and $21 at December 31, 2000, 1999 and 1998. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $549, $446 and $538. The increase reflects the extraordinary dividends mentioned above. These securities, including $139 (at December 31, 2000) of Bank of America Corporation common stock which supports the Exchangeable Securities, are considered to be sources of liquidity to support the Company's strategies.

     Total debt and equity securities Available for Sale at December 31, 2000 and 1999 were $13,529 and $12,568.

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

     JP held the following carrying amounts of investments:

                                                    DECEMBER 31, 2000      DECEMBER 31, 1999
                                                    ------------------     ------------------
Publicly-issued bonds.............................   $12,445       61%      $11,943       61%
Privately-placed bonds............................     3,634       18         3,220       16
Commercial mortgage loans.........................     2,771       13         2,543       13
Common stock......................................       549        3           730        4
Policy loans......................................       923        4           906        5
Preferred stock...................................        31       --            26       --
Real estate.......................................       135        1           133        1
Other.............................................        11       --            35       --
Cash and equivalents..............................        26       --            62       --
                                                     -------      ---       -------      ---
          Total...................................   $20,525      100%      $19,598      100%
                                                     =======      ===       =======      ===

     The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements could result in increasing percentages of private placements and commercial mortgage loans.

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

     Carrying amounts of investments categorized as "higher risk" assets were:

                                                 DECEMBER 31, 2000      DECEMBER 31, 1999
                                                 ------------------     ------------------
Bonds near or in default.......................  $    21       0.1%     $     5        --%
Bonds below investment grade...................      751       3.7          764       3.9
Mortgage loans 60 days delinquent or in
  Foreclosure..................................        1        --           --        --
Mortgage loans restructured....................       10        --            9       0.1
Foreclosed properties..........................        2        --           --        --
                                                 -------     -----      -------     -----
Sub-total, "higher risk assets"................      785       3.8          778       4.0
All other investments..........................   19,740      96.2       18,820      96.0
                                                 -------     -----      -------     -----
          Total cash and investments...........  $20,525     100.0%     $19,598     100.0%
                                                 =======     =====      =======     =====

     The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Actual use of derivatives has been limited to managing well-defined interest rate risks. Interest rate swaps with a current notional value of $185, $186 and $186 were open as of December 31, 2000, 1999 and 1998. There were no terminations of derivative financial instruments in 2000, 1999 or 1998. Potential termination of these arrangements as of December 31, 2000 under then current interest rates would result in a potential gain of $5.

     Mortgage backed securities (including Collateralized Mortgage Obligations) at December 31, which are included in debt securities Available for Sale, were as follows:

                                                               2000     1999
                                                              ------   ------
Federal agency issued mortgage backed securities............  $2,492   $2,498
Corporate private-labeled mortgage backed securities........   2,230    1,838
                                                              ------   ------
          Total.............................................  $4,722   $4,336
                                                              ======   ======

     The Company's investment strategy with respect to mortgage backed securities focuses on actively traded, less volatile issues that produce relatively stable cash flows. The majority of mortgage backed security holdings are sequential and planned amortization class tranches of federal agency issuers. The mortgage backed security portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities", and the discussion in the New Accounting Pronouncements section of Note 2 is incorporated by reference.

MARKET RISK EXPOSURES

     Since JP's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks. During 2000, 10 year U.S. Treasury rates decreased 148 basis points versus an increase of 179 basis points in 1999. In 2000, risk premiums over rates that could otherwise be earned on US Treasury securities increased due to continued poor liquidity conditions and expectations of deteriorating credit conditions in the market. In 1999, risk premiums over rates that could otherwise be earned on US Treasury securities remained favorable for investors compared to 1998 in response to heavy corporate debt issuance.

     In a falling interest rate environment, the risk of prepayment on some fixed income securities increases, causing funds to be reinvested at lower yields. The Company limits this risk by concentrating the fixed income portfolio on non-callable securities, by carefully selecting CMO's that are structured to minimize cash flow volatility and by purchasing securities that provide for "make-whole" type prepayment fees. Falling interest rates can also impact demand for the Company's products, as bank certificates of deposit with no surrender charges, and higher average returns from equity markets, may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain spreads between rates credited on interest-sensitive products and portfolio earnings rates, thereby prompting withdrawals by policyholders. The Company manages this risk by adjusting interest crediting rates, at least on an annual basis, with due regard to the yield of its investment portfolio and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

     As is typical in the industry, the Company's life and annuity products contain minimum rate guarantees regarding interest credited. For interest sensitive life products, the minimum rates range from approximately 2.5% to 6.0%, with an approximate weighted average of 4.4%. For annuity products, the minimum rates range from 3.0% to 6.0%, with the greatest concentration in the 3.5% to 4.0% range.

     The Company employs various methodologies to manage its exposure to interest rate risks. The asset/liability management process focuses primarily on the management of interest rate risk of the Company's insurance operations. JP monitors the duration of insurance liabilities compared to the duration of assets backing the insurance lines, giving measurement to the optionality of cash flows. The Company's goal in such analysis is to prudently balance profitability and risk for each insurance product category, and for the Company as a whole. At December 31, 2000 and 1999, 88% and 87% of policy liabilities related to interest-sensitive portfolios.

     The Company also considers the timing of cash flows arising from market risk sensitive instruments and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments include debt and equity securities Available for Sale and Held to Maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps, and debt and Exchangeable Securities. The following table shows the estimated impact that various hypothetical interest rate scenarios would be expected to have on the Company's earnings for a calendar year, based on the assumptions contained in the Company's model. Management believes that its analysis of the effects of 100 basis point increases and decreases utilized in the sensitivity analysis below reflects reasonably possible near term changes in interest rates as of December 31, 2000 and 1999. The change in these estimates was due primarily to differences in the yield curves and in the sensitivities they introduced to the Company's model.

                                                              INCREMENTAL
                                                                INCOME
                                                                (LOSS)
                                                              -----------
CHANGE IN INTEREST RATE                                       2000   1999
-----------------------                                       ----   ----
+ 100 basis points..........................................  $(6)   $(6)
+ 50 basis points...........................................   (5)    (3)
-50 basis points............................................    2      3
-100 basis points...........................................    4      8

     These estimates were derived by modeling estimated cash flows of the Company's market risk sensitive instruments and insurance portfolios. Changes in interest rates illustrated above assume parallel shifts in the yield curve graded pro-rata over four quarters. Incremental income or loss is net of taxes at 35%. Estimated cash flows produced in the model assume reinvestments representative of JP's current investment strategy, and calls/prepayments include scheduled maturities as well as those expected to occur when issuers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios give consideration to relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on the Company's existing business in force as of December 31, 2000 and does not consider new sales of life and annuity products or the potential impact (as discussed above) of interest rate fluctuations on sales.

     The Company is exposed to equity price risk on its equity securities (other than trading). JP holds common stock with a fair value of $549. Approximately $382 of such value is represented by investments in a single issuer, Bank of America Corporation (BankAmerica). The Company's Exchangeable Securities are exchangeable into shares of BankAmerica common stock. Had the Exchangeable Securities been redeemed as of year-end, the redemption value would have been $139 (see Note 8). Management believes that a hypothetical 20% decline in the equity market is reasonably possible in the near term. If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 20%, the fair value of the Company's common stock and Exchangeable Securities would change as follows:

                                                              FAVORABLE (UNFAVORABLE)
                                                                CHANGE IN FAIR VALUE
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
BankAmerica common stock....................................     $(76)        $ (83)
Exchangeable Securities.....................................       35            45
                                                                 ----         -----
  Subtotal..................................................      (41)          (38)
Remaining equity securities.................................      (34)          (62)
                                                                 ----         -----
          Total change in fair values.......................     $(75)        $(100)
                                                                 ====         =====

     Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 18 presents additional disclosures concerning fair values of financial assets and financial liabilities, and is incorporated by reference.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

     JP operates within the United States financial services and communications market sectors, which are both subject to general economic conditions. After increasing in 1999 and much of 2000, interest rates on longer maturity instruments began trending down later in 2000 as economic growth slowed. Changes in rates may affect our businesses as discussed earlier. The Company's operations are also impacted over the longer term by demographic shifts, global markets, technological innovation and overall capital market volatility. These forces impact JP in various ways such as demand for its insurance products and advertising revenues, competition from other financial services providers, competition from emerging technologies for television and radio advertising, competition for new investments, debt costs, mergers and consolidations within the financial services and communications sectors, and costs inherent in administering complex financial products.

  Regulatory and Legal Environment

     The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations, sales of business lines and marketing arrangements with other financial services providers. These activities have been driven by a need to reduce costs of distribution and to increase economies of scale in the face of growing competition from larger insurers, banks, securities brokers, mutual funds and other non-traditional competitors. The Gramm-Leach-Bliley Act modernized the regulatory framework for financial services in the United States and allows insurance companies, banks and securities firms to affiliate under Financial Holding Companies. With the passage of this law, combined with changing demographics, technological advances and customer expectations for one-stop shopping, further strategic alignments are expected within the financial services industry. JP continues to analyze its options within this environment for increasing distribution and improving economies of scale.

     The Bush Administration has proposed an income tax plan that reduces tax rates, which could make our tax advantaged products less attractive. Various proposals have been considered by Administration officials which could eliminate or reduce estate taxes. If enacted, this could have an adverse impact on some life insurance products such as those with survivorship benefits. Additionally, recent drops in the equity markets have caused variable products to become less appealing. However, this same drop in equity products may contribute to growth in the markets for UL and non-variable annuities.

     Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The NAIC has completed the process of codifying SAP to promote standardization of methods which must be implemented by January 1, 2001. The Company's preliminary calculations indicate that an immaterial increase in statutory capital will result from the application of these principles.

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

  Environmental Liabilities

     JP is exposed to environmental regulation and litigation as a result of ownership of investment real estate and Communications subsidiaries. Actual loss experience has been minimal and exposure to environmental losses is considered to be insignificant.

  Accounting Pronouncements

     See Note 2, which is incorporated by reference.

  Forward-looking Information

     You should note that this document and our other SEC filings reflect information that we believe was accurate as of the date the respective materials were made publicly available. Thus they do not reflect later developments.

     As a matter of policy, Jefferson Pilot does not normally make projections or forecasts of future events or our performance. When we do, we rely on a safe harbor provided by the Private Securities Litigation Reform Act of 1995 for statements that are not historical facts, called forward looking statements. These may include statements relating to our future actions, sales and product development efforts, expenses, the outcome of contingencies such as legal proceedings, or financial performance. An example would be our forecast of the anticipated earnings contribution over time from the Guarantee acquisition.

     Certain information in our SEC filings and in any other written or oral statements made by JP or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include, among others, the risks that JP might fail to successfully complete strategies for cost reductions, including anticipated expense savings and operating efficiencies from the integration of Guarantee, and for growth in sales of products. Other uncertainties include general economic conditions, competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors, interest rate trends and fluctuations, and changes in federal and state tax, financial services industry or other laws and regulations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000        2000         2000            2000
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 772      $ 772         $ 781          $ 811
Realized investment gains..........................       48         31            26             (3)
                                                       -----      -----         -----          -----
Revenues...........................................      820        803           807            808
Benefits and expenses..............................      599        595           604            626
Provision for income taxes.........................       76         72            68             61
                                                       -----      -----         -----          -----
Net income.........................................      145        136           135            121
Dividends on Capital Securities....................        6          6             6              7
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 139      $ 130         $ 129          $ 114
                                                       =====      =====         =====          =====
Per share of common stock..........................    $1.35      $1.26         $1.25          $1.11
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $1.34      $1.25         $1.24          $1.10
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $1.04      $1.07         $1.09          $1.12
                                                       =====      =====         =====          =====

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1999        1999         1999            1999
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 626      $ 612         $ 609          $ 613
Realized investment gains..........................       44         27            27              3
                                                       -----      -----         -----          -----
Revenues...........................................      670        639           636            616
Benefits and expenses..............................      466        452           452            440
Provision for income taxes.........................       71         63            62             60
                                                       -----      -----         -----          -----
Net income.........................................      133        124           122            116
Dividends on Capital Securities and preferred
  stock............................................        6          6             6              7
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 127      $ 118         $ 116          $ 109
                                                       =====      =====         =====          =====
Per share of common stock..........................    $1.20      $1.11         $1.10          $1.05
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $1.19      $1.10         $1.09          $1.04
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $0.93      $0.94         $0.94          $1.03
                                                       =====      =====         =====          =====

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

     We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Greensboro, North Carolina
February 5, 2001

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
                                                                (DOLLAR AMOUNTS IN
                                                                 MILLIONS EXCEPT
                                                                SHARE INFORMATION)
                                       ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost 2000 -- $12,919 and
    1999 -- $12,235)........................................  $12,978        $11,831
  Debt securities held to maturity, at amortized cost (fair
    value 2000 -- $3,134 and
    1999 -- $3,259).........................................    3,130          3,351
  Equity securities available for sale, at fair value (cost
    2000 -- $64 and 1999 -- $98)............................      551            737
  Mortgage loans on real estate.............................    2,771          2,543
  Policy loans..............................................      923            906
  Real estate...............................................      135            133
  Other investments.........................................       11             35
                                                              -------        -------
         Total investments..................................   20,499         19,536
Cash and cash equivalents...................................       26             62
Accrued investment income...................................      272            266
Due from reinsurers.........................................    1,450          1,576
Deferred policy acquisition costs and value of business
  acquired..................................................    1,959          2,040
Cost in excess of net assets acquired.......................      323            303
Assets held in separate accounts............................    2,311          2,272
Other assets................................................      481            391
                                                              -------        -------
         Total assets.......................................  $27,321        $26,446
                                                              =======        =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits....................................  $ 2,655        $ 2,715
  Policyholder contract deposits............................   16,555         15,938
  Dividend accumulations and other policyholder funds on
    deposit.................................................      191            307
  Policy and contract claims................................      176            235
  Other.....................................................      388            248
                                                              -------        -------
         Total policy liabilities...........................   19,965         19,443
Debt:
  Commercial paper and revolving credit borrowings..........      405            361
  Exchangeable Securities and other debt....................      139            290
Securities sold under repurchase agreements.................      397            523
Currently payable income taxes..............................       60             36
Deferred income tax liabilities.............................      212             87
Liabilities related to separate accounts....................    2,311          2,272
Accounts payable, accruals and other liabilities............      373            381
                                                              -------        -------
         Total liabilities..................................   23,862         23,393
                                                              -------        -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated
  debentures ("Capital Securities").........................      300            300
Stockholders' Equity:
  Common stock and paid in capital, par value $1.25 per
    share: authorized 350,000,000 shares; issued and
    outstanding 2000 -- 102,870,564 shares;
    1999 -- 103,344,685 shares..............................      131            129
  Retained earnings.........................................    2,683          2,358
  Accumulated other comprehensive income -- net unrealized
    gains on securities.....................................      345            266
                                                              -------        -------
                                                                3,159          2,753
                                                              -------        -------
         Total liabilities and stockholders' equity.........  $27,321        $26,446
                                                              =======        =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                 (DOLLAR AMOUNTS IN
                                                                  MILLIONS EXCEPT
                                                                 SHARE INFORMATION)
REVENUE:
Premiums and other considerations...........................  $1,365   $  903   $1,049
Net investment income.......................................   1,430    1,272    1,202
Realized investment gains...................................     102      101       93
Communications sales........................................     210      204      198
Other.......................................................     131       81       68
                                                              ------   ------   ------
          Total revenue.....................................   3,238    2,561    2,610
                                                              ------   ------   ------
BENEFITS AND EXPENSES:
Insurance and annuity benefits..............................   1,660    1,208    1,307
Insurance commissions, net of deferrals.....................     134       93       84
General and administrative expenses, net of deferrals.......     180      131      177
Insurance taxes, licenses and fees..........................      68       58       52
Amortization of policy acquisition costs and value of
  business acquired.........................................     261      200      196
Communications operations...................................     121      120      124
                                                              ------   ------   ------
          Total benefits and expenses.......................   2,424    1,810    1,940
                                                              ------   ------   ------
Income before income taxes..................................     814      751      670
Income taxes................................................     277      256      226
                                                              ------   ------   ------
Net income..................................................     537      495      444
Dividends on Capital Securities and preferred stock.........      25       25       26
                                                              ------   ------   ------
Net income available to common stockholders.................  $  512   $  470   $  418
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS.......  $ 4.97   $ 4.46   $ 3.94
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS -- ASSUMING DILUTION.........................  $ 4.93   $ 4.42   $ 3.91
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      ACCUMULATED OTHER
                                                                        COMPREHENSIVE
                                COMMON STOCK                            INCOME -- NET              TOTAL
                                    AND                                UNREALIZED GAINS        STOCKHOLDERS'
                              PAID IN CAPITAL    RETAINED EARNINGS      ON SECURITIES              EQUITY
                              ----------------   -----------------   --------------------   --------------------
                                            (DOLLAR AMOUNTS IN MILLIONS EXCEPT SHARE INFORMATION)
BALANCE, JANUARY 1, 1998....        $ 93              $1,964                 $675                  $2,732
  Net income................          --                 444                   --                     444
  Other comprehensive
     income.................          --                  --                   53                      53
                                                                                                   ------
  Comprehensive income......                                                                          497
  Common dividends $1.18 per
     share..................          --                (125)                  --                    (125)
  Preferred dividends.......          --                 (26)                  --                     (26)
  Common stock issued.......           6                  --                   --                       6
  Common stock reacquired...         (10)                (22)                  --                     (32)
  Three-for-two common stock
     split..................          44                 (44)                  --                      --
                                    ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  1998......................         133               2,191                  728                   3,052
  Net income................          --                 495                   --                     495
  Other comprehensive
     income.................          --                  --                 (462)                   (462)
                                                                                                   ------
  Comprehensive income......                                                                           33
  Common dividends $1.32 per
     share..................          --                (138)                  --                    (138)
  Preferred dividends.......          --                 (25)                  --                     (25)
  Common stock issued.......          15                  --                   --                      15
  Common stock reacquired...         (19)               (165)                  --                    (184)
                                    ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  1999......................         129               2,358                  266                   2,753
  Net income................          --                 537                   --                     537
  Other comprehensive
     income.................          --                  --                   79                      79
                                                                                                   ------
  Comprehensive income......                                                                          616
  Common dividends $1.44 per
     share..................          --                (152)                  --                    (152)
  Preferred dividends.......          --                 (25)                  --                     (25)
  Common stock issued.......          12                  --                   --                      12
  Common stock reacquired...         (10)                (35)                  --                     (45)
                                    ----              ------                 ----                  ------
BALANCE, DECEMBER 31,
  2000......................        $131              $2,683                 $345                  $3,159
                                    ====              ======                 ====                  ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   537    $   495    $   444
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Change in policy liabilities other than deposits..........      (21)        (6)       (39)
  Credits to policyholder accounts, net.....................      138        120        125
  Deferral of policy acquisition costs, net.................     (201)      (145)      (106)
  Change in receivables and asset accruals..................      (87)        (9)       (45)
  Change in payables and expense accruals...................      111         33         68
  Realized investment gains.................................     (102)      (101)       (93)
  Depreciation and amortization.............................       29         37         45
  Amortization of value of business acquired, net...........       90         60         48
  Other.....................................................        7         (3)        (9)
                                                              -------    -------    -------
          Net cash provided by operating activities.........      501        481        438
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
  Sales.....................................................    1,002        835        465
  Maturities, calls and redemptions.........................      718        986        884
  Purchases.................................................   (2,261)    (2,550)    (2,033)
Securities held to maturity:
  Sales.....................................................       13          7         13
  Maturities, calls and redemptions.........................      481        495        495
  Purchases.................................................     (292)       (18)      (267)
Repayments of mortgage loans................................      122        139        168
Mortgage loans originated...................................     (350)      (602)      (427)
Increase in policy loans, net...............................      (25)       (29)       (20)
Acquisitions of subsidiaries, net of cash received..........       (3)      (344)        --
Other investing activities, net.............................      (16)       (30)         3
                                                              -------    -------    -------
          Net cash used in investing activities.............     (611)    (1,111)      (719)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder contract deposits..............................    2,570      2,249      1,688
Withdrawals of policyholder contract deposits...............   (2,058)    (1,545)    (1,370)
Borrowings under short-term credit facilities...............    3,266      8,167      5,155
Repayments under short-term credit facilities...............   (3,222)    (8,094)    (5,151)
Proceeds (payments) from securities sold under repurchase
  agreements................................................     (126)       230        197
Repayment of ACES...........................................     (146)        --         --
Cash dividends paid.........................................     (173)      (160)      (149)
Common stock transactions, net..............................      (33)      (173)       (27)
Redemption of mandatorily redeemable preferred stock........       --         (3)       (50)
Other financing activities, net.............................       (4)        --         --
                                                              -------    -------    -------
          Net cash provided by financing activities.........       74        671        293
                                                              -------    -------    -------
          Net (decrease) increase in cash and cash
            equivalents.....................................      (36)        41         12
Cash and cash equivalents, beginning........................       62         21          9
                                                              -------    -------    -------
Cash and cash equivalents, ending...........................  $    26    $    62    $    21
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid...........................................  $   223    $   191    $   169
                                                              =======    =======    =======
Interest paid...............................................  $    67    $    41    $    37
                                                              =======    =======    =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT SHARE INFORMATION)
                               DECEMBER 31, 2000

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT TRANSACTIONS

NATURE OF OPERATIONS

     Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the life insurance and communications industries. Life insurance, annuities, and disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA), collectively referred to as JP Financial. Alexander Hamilton Life Insurance Company of America and Guarantee Life Insurance Company were merged into JP Financial effective August 1, 2000. Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

BUSINESS ACQUISITIONS

     On December 30, 1999, the Company acquired The Guarantee Life Companies Inc. and its subsidiaries, including Guarantee Life Insurance Company, collectively referred to as Guarantee. Guarantee's operations include group and worksite marketed non-medical products, including term life, disability, and dental products marketed through regional group offices. Guarantee's operations also include a substantial block of individual insurance products, principally universal life. The cost of the acquisition consisted of $298 cash paid plus other acquisition expenses. In addition, the Company assumed outstanding debt of $123. The Company financed the acquisition through the issuance of commercial paper and through proceeds from repurchase agreements. The acquisition was accounted for using the purchase method. Because the acquisition took place on December 30, none of Guarantee's results of operations are included in the consolidated income statement for 1999. In 2000, the final allocation of the purchase price to Guarantee's tangible and indentifiable intangible assets was completed, based on their fair values. The acquisition resulted in $105 of cost in excess of net assets acquired (i.e. goodwill) and $202 of value of business acquired. This goodwill is being amortized over 35 years.

     During the first quarter 2000, the Company acquired Polaris Financial Services and Polaris Advisory Services, collectively referred to as Polaris. Polaris's operations consist of financial planning and broker/dealer services. The purchase price was $9, including cash and assumed liabilities, and was accounted for under the purchase method. The acquisition resulted in $9 of cost in excess of net assets acquired.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

REAL ESTATE AND OTHER INVESTMENTS

     Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $43 and $41 at December 31, 2000 and 1999. Other investments are stated at equity, or the lower of cost or market, as appropriate.

PROPERTY AND EQUIPMENT

     Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $159 and $148 at December 31, 2000 and 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $39 and $29 at December 31, 2000 and 1999. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors.

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

     Premiums on accident and health, disability and dental insurance are reported as earned, over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired coverage terms.

     Revenue from universal life-type and annuity products includes charges for the cost of insurance, initiation and administration of the policy and surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment which relates to services to be provided in future years is deferred and recognized over the period during which services are provided.

     Communications sales are presented net of agency and representative commissions. Concession income of the broker/dealer subsidiaries is recorded as earned and is presented in other revenue.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

RECOGNITION OF BENEFITS AND EXPENSES

     Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, accident and health, disability and dental insurance products are recognized when incurred in a manner designed to match them with related premiums and spread income recognition over expected policy lives. For universal life-type and annuity products, benefits include interest credited to policyholders' accounts, which is recognized as it accrues.

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

STOCK BASED COMPENSATION

     The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for stock option awards to employees when the option price is not less than the market value of the stock at the date of award.

INCOME TAXES

     The Company and most of its subsidiaries file a consolidated life/nonlife federal income tax return. Currently, JP Financial files a separate consolidated return with its respective subsidiaries. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

RECLASSIFICATIONS

     Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentations adopted in the current year. These reclassifications have no effect on net income available to common stockholders or stockholders' equity of the prior years.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company will adopt SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the limited nature of the Company's use of derivatives and hedging activities, adoption is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3.  INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
NUMERATOR:
  Net income....................................  $       537   $       495   $       444
  Dividends on Capital Securities and preferred
     stock......................................           25            25            26
                                                  -----------   -----------   -----------
  Numerator for net income per share and net
     income per share -- assuming dilution --Net
     income available to common stockholders....  $       512   $       470   $       418
                                                  ===========   ===========   ===========
DENOMINATOR:
  Denominator for net income per
     share -- weighted-average shares
     outstanding................................  103,050,422   105,150,109   106,134,031
  Effect of dilutive securities:
     Employee/agent stock options...............      897,201     1,082,307       918,108
                                                  -----------   -----------   -----------
  Denominator for net income per
     share -- assuming dilution -- adjusted
     weighted-average shares outstanding........  103,947,623   106,232,416   107,052,139
                                                  ===========   ===========   ===========
NET INCOME PER SHARE............................  $      4.97   $      4.46   $      3.94
                                                  ===========   ===========   ===========
NET INCOME PER SHARE -- ASSUMING DILUTION.......  $      4.93   $      4.42   $      3.91
                                                  ===========   ===========   ===========

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 4.  INVESTMENTS

SUMMARY COST AND FAIR VALUE INFORMATION

     Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                                            DECEMBER 31, 2000
                                                              ---------------------------------------------
                                                                            GROSS        GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                                COST        GAINS       (LOSSES)     VALUE
                                                              ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies.......................................   $   231       $ 11        $  --      $   242
Federal agency issued mortgage backed securities (including
  collateralized mortgage obligations)......................     2,417         83           (8)       2,492
Obligations of states and political subdivisions............        29          1           --           30
Corporate obligations.......................................     8,031        182         (258)       7,955
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)...........     2,183         66          (19)       2,230
Redeemable preferred stocks.................................        28          1           --           29
                                                               -------       ----        -----      -------
Subtotal, debt securities...................................    12,919        344         (285)      12,978
Equity securities...........................................        64        489           (2)         551
                                                               -------       ----        -----      -------
Securities available for sale...............................   $12,983       $833        $(287)     $13,529
                                                               =======       ====        =====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
U. S. Treasury obligations and direct obligations of U.S.
  Government agencies.......................................   $    --       $ --        $  --      $    --
Obligations of state and political subdivisions.............        17         --           --           17
Corporate obligations.......................................     3,113         58          (54)       3,117
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)...........        --         --           --           --
                                                               -------       ----        -----      -------
Debt securities held to maturity............................   $ 3,130       $ 58        $ (54)     $ 3,134
                                                               =======       ====        =====      =======

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
                                                               =======       ====        =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONTRACTUAL MATURITIES

     Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2000, according to contractual maturity date, are as indicated below. Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                           AVAILABLE FOR SALE     HELD TO MATURITY
                                                           -------------------   ------------------
                                                           AMORTIZED    FAIR     AMORTIZED    FAIR
                                                             COST       VALUE      COST      VALUE
                                                           ---------   -------   ---------   ------
Due in one year or less..................................   $   254    $   256    $  146     $  146
Due after one year through five years....................     1,840      1,831       991        992
Due after five years through ten years...................     2,690      2,669       392        393
Due after ten years through twenty years.................       715        733       245        241
Due after twenty years...................................       971        954       121        126
Amounts not due at a single maturity date................     6,421      6,506     1,235      1,236
                                                            -------    -------    ------     ------
                                                             12,891     12,949     3,130      3,134
Redeemable preferred stocks..............................        28         29        --         --
                                                            -------    -------    ------     ------
                                                            $12,919    $12,978    $3,130     $3,134
                                                            =======    =======    ======     ======

INVESTMENT CONCENTRATION, RISK AND IMPAIRMENT

     Investments in debt and equity securities include 1,863 issuers, with one corporate issuer representing more than one percent of investments. Equity securities include investment in Bank of America Corporation (BankAmerica) of $382 and $417 as of December 31, 2000 and 1999. Debt securities considered less than investment grade approximated 4.8% and 5.1% of the total debt securities portfolio as of December 31, 2000 and 1999.

     The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (35%), apartment (17%), industrial (18%), office (18%) and hotel (12%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 34% of stated mortgage loan balances as of December 31, 2000 are due from borrowers in South Atlantic states and approximately 23% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 2000 mortgage loans.

     At December 31, 2000 and 1999, the recorded investment in mortgage loans that are considered to be impaired was $52 and $63. Delinquent loans outstanding as of December 31, 2000 and 1999 totaled $0.6 and $0. The related allowance for credit losses on all mortgage loans decreased from $30 at December 31, 1999 to $29 at December 31, 2000 through a charge to realized gains in 2000. The average recorded investment in impaired loans was $57, $64 and $70 during the years ended December 31, 2000, 1999 and 1998, on which interest income of $3, $6 and $7 was recognized.

     The Company uses repurchase agreements to meet various cash requirements. At December 31, 2000 and 1999, the amounts held in debt securities available for sale pledged as collateral for these borrowings were $415 and $530.

SECURITIES LENDING

     In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $294 and $303 at December 31, 2000 and $210 and $220 at December 31, 1999.

CHANGES IN NET UNREALIZED GAINS ON SECURITIES

     Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

                                                              NET UNREALIZED GAINS (LOSSES)
                                                            ---------------------------------
                                                               DEBT        EQUITY
                                                            SECURITIES   SECURITIES    TOTAL
                                                            ----------   ----------   -------
Net unrealized gains on securities available for sale as
  of December 31, 1997....................................    $ 178        $ 497      $   675
Change during year ended December 31, 1998:
  Increase in stated amount of securities.................       49           51          100
  Decrease in value of business acquired and deferred
     policy acquisition costs.............................      (22)          --          (22)
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --            2            2
  Increase in deferred income tax liabilities.............       (8)         (19)         (27)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................       19           34           53
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 1998....................................      197          531          728
Change during year ended December 31, 1999:
  Decrease in stated amount of securities.................     (864)        (216)      (1,080)
  Increase in value of business acquired and deferred
     policy acquisition costs.............................      337           --          337
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --           36           36
  Decrease in deferred income tax liabilities.............      184           61          245
                                                              -----        -----      -------
Decrease in net unrealized gains included in other
  comprehensive income....................................     (343)        (119)        (462)
                                                              -----        -----      -------
Net unrealized gains (losses) on securities available for
  sale as of December 31, 1999............................     (146)         412          266
Change during year ended December 31, 2000:
  Increase in stated amount of securities.................      460         (152)         308
  Decrease in value of business acquired and deferred
     policy acquisition costs.............................     (190)          --         (190)
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --            4            4
  Increase in deferred income tax liabilities.............      (95)          52          (43)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................      175          (96)          79
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 2000....................................    $  29        $ 316      $   345
                                                              =====        =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NET INVESTMENT INCOME

     The details of investment income, net of investment expenses, follow:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Interest on debt securities.................................  $1,202   $1,063   $1,020
Investment income on equity securities......................      27       29       27
Interest on mortgage loans..................................     212      179      153
Interest on policy loans....................................      49       43       40
Other investment income.....................................      34       32       30
                                                              ------   ------   ------
Gross investment income.....................................   1,524    1,346    1,270
Investment expenses.........................................     (94)     (74)     (68)
                                                              ------   ------   ------
Net investment income.......................................  $1,430   $1,272   $1,202
                                                              ======   ======   ======

     Investment expenses include interest, salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

REALIZED GAINS AND LOSSES

     The details of realized investment gains (losses) follow:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Common stocks...............................................  $120     $ 90      $61
Real estate.................................................     1       11       24
Debt securities.............................................   (22)      (2)      19
Other.......................................................     1        2       (3)
Amortization of deferred policy acquisition costs and value
  of business acquired......................................     2       --       (8)
                                                              ----     ----      ---
Realized investment gains...................................  $102     $101      $93
                                                              ====     ====      ===

     Information about gross realized gains and losses on available for sale securities transactions follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Gross realized:
  Gains.....................................................  $266     $100     $ 80
  Losses....................................................   (23)     (21)      (9)
  Amortization of deferred policy acquisition costs and
     value of business acquired.............................    --       --       (4)
                                                              ----     ----     ----
Net realized gains on available for sale securities.........  $243     $ 79     $ 67
                                                              ====     ====     ====

OTHER INFORMATION

     The Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. Total proceeds were $13, $7 and $13 in 2000, 1999 and 1998.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 5.  DERIVATIVES

USE OF DERIVATIVES

     The Company's investment policy permits limited use of derivative financial instruments such as interest rate swaps in certain circumstances. The following summarizes open interest rate swaps:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Receive-fixed swaps held as hedges of direct investments:
  Notional amount...........................................  $ 155    $ 156
  Average rate received.....................................   7.22%    7.21%
  Average rate paid.........................................   6.88%    5.62%
Receive-fixed swaps held to modify annuity crediting rates
  Notional amount...........................................  $  30    $  30
  Average rate received.....................................   6.78%    6.78%
  Average rate paid.........................................   6.56%    5.33%

HEDGING DIRECT INVESTMENTS

     Interest rate swaps are used to reduce the impact of interest rate fluctuations on specific floating-rate direct investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. The net amount received or paid under these swaps is reflected as an adjustment to investment income. For hedges of investments classified as available for sale, net unrealized gains, net of the effects of income taxes and the impact on deferred policy acquisition costs and the value of business acquired, are not significant and are included in net unrealized gains on securities available for sale in stockholders' equity as of December 31, 2000 and 1999.

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

HEDGING EQUITY INDEXED ANNUITY CREDITING RATES

     Guarantee marketed an equity indexed annuity product which has an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. Guarantee historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. As of December 31, 2000, the fair value and the carrying value of these options totaled $4. As of December 31, 1999, the fair value and the carrying value of these options totaled $5 reflecting the mark-to-market adjustment made to Guarantee's assets as of the acquisition date.

CREDIT AND MARKET RISK

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The Company limits this exposure by diversifying among counterparties with high credit ratings.

     The Company's credit exposure on swaps is limited to the fair value of swap agreements favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation. Currently, non-performance by a counterparty would not have a material adverse effect on the Company's financial position or

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES results of operations. The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments and credited interest on annuities.

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

NOTE 6.  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

DEFERRED POLICY ACQUISITION COSTS

     Information about deferred policy acquisition costs follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2000     1999    1998
                                                              ------   ------   -----
Beginning balance...........................................  $1,091   $  844   $ 742
Deferral:
  Commissions...............................................     274      200     169
  Other.....................................................      80       63      56
                                                              ------   ------   -----
                                                                 354      263     225
Amortization................................................    (153)    (117)   (113)
Adjustment related to unrealized (gains) losses on debt
  securities available for sale.............................     (75)     102      (4)
Adjustment related to realized losses (gains) on debt
  securities................................................       2       (1)     (6)
                                                              ------   ------   -----
Ending balance..............................................  $1,219   $1,091   $ 844
                                                              ======   ======   =====

VALUE OF BUSINESS ACQUIRED

     Information about value of business acquired follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                2000     1999     1998
                                                               ------    -----    -----
Beginning balance..........................................    $ 949     $568     $622
Acquisitions...............................................       --      206       --
Deferral of commissions and accretion of interest..........       18       22       37
Amortization...............................................     (108)     (83)     (83)
Adjustment related to unrealized (gains) losses on debt
  securities available for sale............................     (115)     235      (18)
Adjustment related to realized losses (gains) on debt
  securities...............................................       --        1       (2)
Adjustment related to purchase accounting..................       (4)      --       12
                                                               -----     ----     ----
Ending balance.............................................    $ 740     $949     $568
                                                               =====     ====     ====

     During 2000, the Company finalized its purchase accounting for the acquisition of Guarantee, resulting in an adjustment to decrease the value of business acquired by $4.

     During 1998, the Company finalized its purchase accounting for the acquisition of JP Financial, resulting in an adjustment to increase the value of business acquired by $12.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                                              AMORTIZATION
YEAR                                                           PERCENTAGE
----                                                          ------------
2001........................................................      10.6%
2002........................................................       9.4%
2003........................................................       8.2%
2004........................................................       6.9%
2005........................................................       5.7%

NOTE 7.  POLICY LIABILITIES INFORMATION

INTEREST RATE ASSUMPTIONS

     The liability for future policy benefits associated with ordinary life insurance policies has been determined using initial interest rate assumptions ranging from 2.0% to 9.9% and, when applicable, uniform grading over 20 to 30 years to ultimate rates ranging from 2.0% to 6.0%. Interest rate assumptions for weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to individual life insurance policies.

     Credited interest rates for universal life-type products ranged from 4.1% to 6.65% in 2000, 4.1% to 6.65% in 1999 and 3.8% to 6.85% in 1998. The average credited interest rates for universal life-type products were 5.59%, 5.6% and 5.84% for 2000, 1999 and 1998. For annuity products, credited interest rates generally ranged from 4.0% to 9.0% in 2000, 4% to 9.5% in 1999 and 4% to 8.15% in 1998.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

ACCIDENT AND HEALTH AND DISABILITY INSURANCE LIABILITIES ACTIVITY

     Activity in the liabilities for accident and health and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

                                                              2000   1999   1998
                                                              ----   ----   ----
Balance as of January 1.....................................  $524   $358   $385
Less reinsurance recoverables...............................   130     71     62
                                                              ----   ----   ----
Net balance as of January 1.................................   394    287    323
                                                              ----   ----   ----
Acquisitions................................................    --    143     --
                                                              ----   ----   ----
Amount incurred:
  Current year..............................................   270     91    246
  Prior years...............................................   (15)   (30)   (54)
                                                              ----   ----   ----
                                                               255     61    192
                                                              ----   ----   ----
Less amount paid:
  Current year..............................................   148     33    130
  Prior years...............................................    95     64     98
                                                              ----   ----   ----
                                                               243     97    228
                                                              ----   ----   ----
Net balance as of December 31...............................   406    394    287
Plus reinsurance recoverables...............................   146    130     71
                                                              ----   ----   ----
Balance as of December 31...................................  $552   $524   $358
                                                              ====   ====   ====
Balance as of December 31 included with:
  Future policy benefits....................................  $485   $456   $288
  Policy and contract claims................................    67     68     70
                                                              ----   ----   ----
                                                              $552   $524   $358
                                                              ====   ====   ====

     The Company uses conservative estimates for determining its liability for accident and health and disability benefits, which are based on historical claim payment patterns and attempt to provide for potential adverse changes in claim patterns and severity. Lower than anticipated claims resulted in adjustments to liabilities in each year.

NOTE 8.  DEBT AND EXCHANGEABLE SECURITIES

COMMERCIAL PAPER AND REVOLVING CREDIT BORROWINGS

     The Company has entered into two bank credit agreements for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. One agreement is for $375 and extends to May 2002, and the other agreement is for $200 and extends to December 18, 2001. The credit agreements principally support the issuance of commercial paper. As of December 31, 2000, outstanding commercial paper had various maturities, with $214 maturing in excess of 90 days. The Company can issue commercial paper with maturities of up to 270 days. If the Company cannot remarket commercial paper at maturity, the Company intends to borrow a like amount under a credit agreement. The weighted-average interest rates for commercial paper borrowings outstanding of $405 and $361 at December 31, 2000 and 1999 were 6.51% and 5.80%.

EXCHANGEABLE SECURITIES

     The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as Exchangeable Securities.

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

  Carrying Value of Exchangeable Securities

     The Exchangeable Securities are carried at fair value. Changes in the carrying value, net of deferred income taxes, are recorded in other comprehensive income. At December 31, 2000 and 1999, the combined carrying value of the Exchangeable Securities was $139 and $289, based on the market value of BankAmerica stock, which was $45.875 per share as of year end 2000.

INTEREST

     Interest expense totaled $67 for 2000, $50 for 1999 and $46 for 1998.

NOTE 9.  CAPITAL SECURITIES

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK

     Changes in the number of shares outstanding are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Shares outstanding, beginning...................  103,344,685   105,896,185   106,278,409
Shares issued under stock option plans..........      261,060       249,900       207,776
Shares reacquired...............................     (735,181)   (2,801,400)     (590,000)
                                                  -----------   -----------   -----------
Shares outstanding, ending......................  102,870,564   103,344,685   105,896,185
                                                  ===========   ===========   ===========

     On February 12, 2001, the Board authorized a three-for-two common stock split which will be effected as a 50% stock dividend distributed on April 9, 2001 to shareholders of record as of March 19, 2001.

SHAREHOLDERS' RIGHTS PLAN

     Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Company's Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $235.00 an amount of common stock of the Company (or in the discretion of the Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 103 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.44 cents per right at any time before they become exercisable.

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

     A total of 9,626,603 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2000. The option price may not be less than the market value of the Company's common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.

NON-EMPLOYEE DIRECTORS' PLAN

     Under the Non-Employee Directors' Stock Option Plan, 509,814 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 2000. Nonqualified stock

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. This plan will terminate as to further awards on March 31, 2003.

SUMMARY STOCK OPTION ACTIVITY

     Summarized information about the Company's stock option activity follows:

                                           2000                     1999                     1998
                                  ----------------------   ----------------------   ----------------------
                                               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                                 PRICE                    PRICE                    PRICE
                                   OPTIONS     PER SHARE    OPTIONS     PER SHARE    OPTIONS     PER SHARE
                                  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding beginning of year...   4,564,793    $45.12      4,038,698    $39.28      3,675,552    $36.14
Granted.........................     886,150     53.94        886,976     69.18        828,225     53.54
Exercised.......................    (257,394)    33.19       (223,156)    29.89       (210,725)    27.75
Forfeited.......................     (97,255)    59.78       (137,725)    53.37       (254,354)    49.91
                                  ----------    ------     ----------    ------     ----------    ------
Outstanding end of year.........   5,096,294    $46.98      4,564,793    $45.12      4,038,698    $39.28
                                  ==========    ======     ==========    ======     ==========    ======
Exercisable at end of year......   3,558,069    $41.72      2,368,463    $33.59      1,801,138    $28.82
                                  ==========    ======     ==========    ======     ==========    ======
Weighted-average fair value of
  options granted during the
  year..........................  $    13.44               $    16.32               $    13.54
                                  ==========               ==========               ==========

     The following table summarizes certain stock option information at December 31, 2000:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        ----------------------------------------   --------------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                                     REMAINING      WEIGHTED-                    WEIGHTED-
                                        NUMBER OF   CONTRACTUAL      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICES                 SHARES        LIFE       EXERCISE PRICE    SHARES     EXERCISE PRICE
------------------------                ---------   -----------   --------------   ---------   --------------
$17.45 - $24.89.......................    793,125       4.3           $22.59         793,125       $22.59
$31.17 - $38.58.......................  1,261,048       6.5            37.19       1,261,048        37.19
$48.50 - $69.25.......................  3,042,121       5.9            57.39       1,503,896        55.61
                                        ---------                     ------       ---------       ------
                                        5,096,294       5.8           $46.98       3,558,069       $41.72
                                        =========                     ======       =========       ======

PRO FORMA INFORMATION

     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.7%, 5.2% and 5.8%; volatility factors of the expected market price of the Company's common stock of 0.20, 0.19 and 0.17; and a weighted-average expected life of the options of 8.6 years for 2000, 8.2 years for 1999 and 9.9 years for 1998. Dividends were assumed to increase by 10% annually.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of the options.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. The pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Pro forma net income available to common stockholders.......  $ 504    $ 462    $ 411
Pro forma earnings per share available to common
  stockholders..............................................  $4.89    $4.39    $3.87
Pro forma earnings per share available to common
  stockholders -- assuming dilution.........................  $4.85    $4.35    $3.84

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

     The principal differences between SAP and GAAP are (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP, (2) the value of business acquired is not capitalized under SAP but is under GAAP, (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (7) no provision is made for deferred income taxes under SAP and (8) certain assets are not admitted for purposes of determining surplus under SAP.

     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries (excluding Guarantee for 1999 and 1998) determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries (excluding Guarantee for 1999 and 1998) on the basis of GAAP is as follows:

                                                               2000     1999     1998
                                                              ------   ------   ------
STATUTORY ACCOUNTING PRACTICES
Net income for the year ended December 31...................  $  561   $  417   $  384
                                                              ======   ======   ======
Statutory capital and surplus as of December 31.............  $1,529   $1,696   $1,584
                                                              ======   ======   ======
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
Net income for the year ended December 31...................  $  577   $  444   $  388
                                                              ======   ======   ======
Stockholder's equity as of December 31......................  $3,561   $3,149   $3,342
                                                              ======   ======   ======

     At December 31, 1999, Guarantee had statutory capital and surplus of $157 and GAAP stockholder's equity of $426. Prior to its acquisition, Guarantee converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets, including revenue therefrom, allocated to the participating policies will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $341 and $372 at December 31, 2000 and $332 and $371 at December 31, 1999. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2000, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual with certain exceptions. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory basis financial statements. The Company expects implementation to have an immaterial impact on statutory surplus of its insurance subsidiaries.

     The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Approximately $180 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2001 without regulatory approval.

NOTE 13.  INCOME TAXES

     Income taxes reported are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Current expense.............................................  $215   $212   $195
Deferred expense............................................    62     44     31
                                                              ----   ----   ----
          Total income tax expense..........................  $277   $256   $226
                                                              ====   ====   ====

     A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Federal income tax rate.....................................  35.0%    35.0%    35.0%
Reconciling items:
  Tax exempt interest and dividends received deduction......  (1.0)    (0.9)    (1.5)
  Other increases, net......................................    --       --      0.2
                                                              ----     ----     ----
Effective income tax rate...................................  34.0%    34.1%    33.7%
                                                              ====     ====     ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Deferred tax assets:
  Difference in policy liabilities..........................  $388    $450
  Obligation for postretirement benefits....................     6       5
  Deferred compensation.....................................    26      22
  Differences in investment basis...........................    --       2
  Other deferred tax assets.................................   123     103
                                                              ----    ----
Gross deferred tax assets...................................   543     582
                                                              ----    ----
Deferred tax liabilities:
  Net unrealized gains on securities........................   183     140
  Deferral of policy acquisition costs and value of business
     acquired...............................................   316     429
  Deferred gain recognition for income tax purposes.........    16      16
  Differences in investment bases...........................    36      --
  Depreciation differences..................................    12      17
  Other deferred tax liabilities............................   192      67
                                                              ----    ----
Gross deferred tax liabilities..............................   755     669
                                                              ----    ----
Net deferred income tax liability...........................  $212    $ 87
                                                              ====    ====

     Federal income tax returns for all years through 1994 are closed. The Internal Revenue Service has examined tax years 1995 and 1996, and assessments totaling $15.1 million have been proposed. The assessments pertain to issues related to timing differences between tax accounting and generally accepted accounting principles. The Company has contested the proposed assessments. Tax years 1997 and 1998 are currently under examination by the Internal Revenue Service, and no assessments have been proposed to date. In the opinion of management, recorded income tax liabilities adequately provide for these pending assessments as well as all remaining open years.

     Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." The Company has approximately $107 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. No related deferred tax liability has been recognized for the potential tax, which would approximate $37 million.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 14.  RETIREMENT BENEFIT PLANS

PENSION PLANS

     The Company and its subsidiaries other than Guarantee have defined benefit pension plans which are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pension plans is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 265   $ 241
  Service cost..............................................     11       9
  Interest cost.............................................     19      16
  Actuarial gains...........................................    (35)    (20)
  Benefits paid.............................................    (20)    (16)
  Obligation assumed with Guarantee acquisition.............     --      35
                                                              -----   -----
Benefit obligation at end of year...........................    240     265
                                                              -----   -----
Change in plan assets:
  Fair value of assets at beginning of year.................    392     347
  Actual return on plan assets..............................     15      17
  Transfer in...............................................     (2)      2
  Benefits paid.............................................    (20)    (16)
  Assets acquired with Guarantee acquisition................     --      42
                                                              -----   -----
Fair value of assets at end of year.........................    385     392
                                                              -----   -----
Funded status of the plans..................................    145     127
Unrecognized net gain.......................................   (139)   (117)
Unrecognized transition net asset...........................     (8)    (10)
Unrecognized prior service cost.............................      5       8
                                                              -----   -----
Prepaid benefit cost........................................  $   3   $   8
                                                              =====   =====

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Weighted-average assumptions as of December 31:
  Discount rate............................................    7.5%     7.4%     6.5%
  Expected return on plan assets...........................    8.0%     8.0%     8.0%
  Rate of compensation increase............................    5.5%     5.5%     4.5%
Components of net periodic benefit cost:
  Service cost, benefits earned during the year............  $  11    $   9     $ 10
  Interest cost on projected benefit obligation............     19       16       14
  Expected return on plan assets...........................    (27)     (22)     (19)
  Net amortization and deferral............................     (6)      (3)      (1)
                                                             -----    -----     ----
Benefit cost...............................................  $  (3)   $  --     $  4
                                                             =====    =====     ====

OTHER POSTRETIREMENT BENEFIT PLANS

     The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service period. The non-pension postretirement expense was $1 in 2000, 1999 and 1998.

DEFINED CONTRIBUTION PLANS

     Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $3, $1 and $3 during 2000, 1999 and 1998.

NOTE 15.  REINSURANCE

     The insurance subsidiaries attempt to reduce exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. They reinsure the portion of an individual life insurance risk in excess of their retention, which ranges from $0.4 to $2.0 for various individual life and annuity products. They also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. They assume portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.

     JPFIC reinsures 100% of the Periodic Payment Annuities (PPA), COLI and Affiliated credit insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. In 1996, the Company recaptured a portion of the PPA reinsurance. The amount due from reinsurers in the consolidated balance sheets includes $948 and $1,057 due from the Household affiliates at December 31, 2000 and 1999.

     Assets related to the reinsured PPA and COLI business have been placed in irrevocable trusts formed to hold the assets for the benefit of JPFIC and are subject to investment guidelines which identify (1) the types and quality standards of securities in which new investments are permitted, (2) prohibited new investments, (3) individual credit exposure limits and (4) portfolio characteristics. Household has unconditionally and irrevocably guaranteed, as primary obligor, full payment and performance by its affiliated reinsurers. JPFIC has the right to terminate the PPA and COLI reinsurance agreements by recapture of the related assets and liabilities if Household does not take a required action under the guarantee agreements within 90 days of a triggering event. JPFIC has the option to terminate the PPA and COLI reinsurance agreements on the seventh anniversary of the acquisition, by recapturing the related assets and liabilities at an agreed-upon price or their then current fair values as independently determined.

     As of December 31, 2000 and 1999, JPFIC had a reinsurance recoverable of $84 and $87 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $172 and $191 of securities and short-term investments as of December 31, 2000 and 1999, 50% of which is included in investments in the accompanying consolidated balance sheets.

     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2000.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Premiums and other considerations, before effect of
  reinsurance ceded.........................................  $1,571   $1,070   $1,217
Less premiums and other considerations ceded................     206      167      168
                                                              ------   ------   ------
Net premiums and other considerations.......................  $1,365   $  903   $1,049
                                                              ======   ======   ======
Benefits, before reinsurance recoveries.....................  $1,922   $1,481   $1,654
Less reinsurance recoveries.................................     262      273      347
                                                              ------   ------   ------
Net benefits................................................  $1,660   $1,208   $1,307
                                                              ======   ======   ======

NOTE 16.  SEGMENT INFORMATION

     The Company has five reportable segments which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners (formerly called Group Products), Communications, and Corporate and Other. The Benefit Partners segment was created in the first quarter of 2000, as a result of the acquisition of Guarantee. Amounts related to group non-medical products such as term life, disability and dental insurance that had been classified as Life Insurance Products in prior years have been reclassified to the Benefit Partners segment for all years presented. The remaining amounts that had been classified as Life Insurance Products in prior years relate to individual life insurance products and have been renamed Individual Products for all years presented. Within the Individual Products segment, the Company offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. As mentioned above, Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. The Communications segment consists principally of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities, federal and state income taxes not otherwise allocated to other reportable segments, and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, AIP, and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP, and Benefit Partners reporting segments.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is reportable segment results, which excludes realized gains and losses. The accounting policies of the business segments are the same as those described in Note 2. Substantially all revenue is derived from sales in the United States, and foreign assets are not material. The following table summarizes financial information of the reportable segments:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
ASSETS
  Individual Products.......................................  $15,054   $14,493
  AIP.......................................................    7,691     7,443
  Benefit Partners..........................................      736       606
  Communications............................................      212       217
  Corporate & other.........................................    3,628     3,687
                                                              -------   -------
          Total assets......................................  $27,321   $26,446
                                                              =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
REVENUES
Individual Products.........................................  $1,684   $1,468   $1,424
AIP.........................................................     629      511      506
Benefit Partners............................................     537      164      313
Communications..............................................     206      200      195
Corporate & other...........................................      80      117       79
                                                              ------   ------   ------
                                                               3,136    2,460    2,517
Realized investment gains, before tax.......................     102      101       93
                                                              ------   ------   ------
          Total revenues....................................  $3,238   $2,561   $2,610
                                                              ======   ======   ======
TOTAL REPORTABLE SEGMENT RESULTS AND RECONCILIATION TO NET
  INCOME AVAILABLE TO COMMON STOCKHOLDERS
Individual Products.........................................  $  287   $  242   $  221
AIP.........................................................      78       67       71
Benefit Partners............................................      33       25       24
Communications..............................................      41       38       32
Corporate & other...........................................       6       33       12
                                                              ------   ------   ------
          Total reportable segment results..................     445      405      360
Realized investment gains, net of tax.......................      67       65       58
                                                              ------   ------   ------
          Net income available to common stockholders.......  $  512   $  470   $  418
                                                              ======   ======   ======
NET INVESTMENT INCOME
Individual Products.........................................  $  840   $  736   $  681
AIP.........................................................     482      419      425
Benefit Partners............................................      51       30       38
Communications..............................................      (5)      (5)      (5)
Corporate & other...........................................      62       92       63
                                                              ------   ------   ------
          Total net investment income.......................  $1,430   $1,272   $1,202
                                                              ======   ======   ======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE
  OF BUSINESS ACQUIRED
Individual Products.........................................  $  158   $  167   $  149
AIP.........................................................      46       25       28
Benefit Partners............................................      57        8       19
                                                              ------   ------   ------
Amortization reflected in total reportable segment
  results...................................................     261      200      196
Amortization on realized investment gains...................      (2)      --        8
                                                              ------   ------   ------
Amortization of deferred policy acquisition costs and value
  of business acquired......................................  $  259   $  200   $  204
                                                              ======   ======   ======
INCOME TAX EXPENSE
Individual Products.........................................  $  153   $  128   $  117
AIP.........................................................      42       36       38
Benefit Partners............................................      18       13       13
Communications..............................................      27       25       22
Corporate & other...........................................       2       18        1
                                                              ------   ------   ------
          Total operating income tax expense................     242      220      191
Income tax expense on realized investment gains.............      35       36       35
                                                              ------   ------   ------
          Total income tax expense..........................  $  277   $  256   $  226
                                                              ======   ======   ======

     The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Unrealized holding gains arising during period, before
  taxes.....................................................  $ 365    $(632)    $147
Income taxes................................................   (128)     221      (51)
                                                              -----    -----     ----
Unrealized holding gains arising during period, net of
  taxes.....................................................    237     (411)      96
                                                              -----    -----     ----
Less: reclassification adjustment
  Gains realized in net income..............................    243       79       67
  Income taxes..............................................    (85)     (28)     (24)
                                                              -----    -----     ----
Reclassification adjustment for gains realized in net
  income....................................................    158       51       43
                                                              -----    -----     ----
Other comprehensive income -- net unrealized gains
  (losses)..................................................  $  79    $(462)    $ 53
                                                              =====    =====     ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

                                                           2000                 1999
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
FINANCIAL ASSETS
Debt securities available for sale................  $12,974    $12,974   $11,832    $11,832
Interest rate swaps available for sale............        4          4        (1)        (1)
Debt securities held to maturity..................    3,130      3,133     3,351      3,259
Interest rate swaps held to maturity..............       --          1        --         --
Equity securities available for sale..............      551        551       737        737
Mortgage loans....................................    2,771      2,890     2,543      2,467
Policy loans......................................      923      1,032       906        998
FINANCIAL LIABILITIES
Annuity contract liabilities in accumulation
  phase...........................................    5,818      5,608     5,240      5,057
Commercial paper and revolving credit
  borrowings......................................      405        405       361        361
Exchangeable Securities and other debt............      139        124       290        277
Securities sold under repurchase agreements.......      397        397       523        523
Capital Securities................................      300        294       300        276

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

     The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest. With respect to the Exchangeable Securities, the fair value of the ACES in 1999 was based on its nationally quoted market price. The fair value of the MEDS, which are not publicly traded, is estimated based on the value holders would have received had the MEDS been redeemable as of year end based on the market price of BankAmerica stock.

     The fair value of the Capital Securities was determined based on market quotes for the securities.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 19.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $81 at December 31, 2000.

     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts, and future sports programming rights of approximately $459 as of December 31, 2000 payable through the year 2011. The company has commitments to sell a portion of the sports programming rights to other entities for approximately $247, over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use.

     Jefferson-Pilot Life is a defendant in two separate proposed class action suits. The plaintiffs' fundamental claim in the first suit is that our policy illustrations were misleading to consumers. Management believes that our policy illustrations made appropriate disclosures and were not misleading. The second suit alleges that a predecessor company, Pilot Life, decades ago unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. In both cases, the plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss in either or both of these cases, management believes that our practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the background information under the heading "Proposal I -- Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 7, 2001 (Proxy Statement). Executive Officers are described in Part I above.

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

     (b) No Form 8-K was filed in the fourth quarter 2000.

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

                                                            JEFFERSON-PILOT CORPORATION
                                                            (Registrant)

                         BY (SIGNATURE)                     /s/ Reggie D. Adamson
                         (NAME AND TITLE)                   --------------------------------------------
                                                            Reggie D. Adamson
                                                            Senior Vice President, Finance
                                                            (Also signing as Principal Accounting
                         DATE                               Officer)
                                                            March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)                  /s/  David A. Stonecipher*
                                --------------------------------------------------------
(NAME AND TITLE)                David A. Stonecipher
                                Chairman, President and Director
                                (Principal Executive Officer)
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Dennis R. Glass*
                                --------------------------------------------------------
NAME AND TITLE)                 Dennis R. Glass
                                Executive Vice President and Treasurer
                                (Principal Financial Officer)
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Edwin B. Borden*
                                --------------------------------------------------------
(NAME AND TITLE)                Edwin B. Borden, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  William H. Cunningham*
                                --------------------------------------------------------
(NAME AND TITLE)                William H. Cunningham, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Robert G. Greer*
                                --------------------------------------------------------
(NAME AND TITLE)                Robert G. Greer, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  George W. Henderson, III*
                                --------------------------------------------------------
(NAME AND TITLE)                George W. Henderson, III
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  E. S. Melvin*
                                --------------------------------------------------------
(NAME AND TITLE)                E. S. Melvin, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Kenneth C. Mlekush*
                                --------------------------------------------------------
(NAME AND TITLE)                Kenneth C. Mlekush, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  William P. Payne*
                                --------------------------------------------------------
(NAME AND TITLE)                William P. Payne, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Patrick S. Pittard*
                                --------------------------------------------------------
(NAME AND TITLE)                Patrick S. Pittard, Director
DATE                            March 23, 2001

BY (SIGNATURE)                  /s/  Donald S. Russell, Jr.*
                                --------------------------------------------------------
(NAME AND TITLE)                Donald S. Russell, Jr., Director
DATE                            March 23, 2001

*By  /s/  Robert A. Reed
     --------------------------------------------------------------
     Robert A. Reed, Attorney-in-Fact
     March 23, 2001

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

          Consolidated Balance Sheets -- December 31, 2000 and 1999

          Consolidated Statements of Income -- Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows -- Years Ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements -- December 31, 2000

     The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

                                                               PAGE
                                                              -------
Schedule I -- Summary of Investments -- Other Than
  Investments in Related Parties............................      F-2
Schedule II -- Financial Statements of Jefferson-Pilot
  Corporation:
     Condensed Balance Sheets as of December 31, 2000 and
      1999..................................................      F-3
     Condensed Statements of Income for the Years Ended
      December 31, 2000, 1999 and 1998......................      F-4
     Condensed Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998......................      F-5
     Note to Condensed Financial Statements.................      F-6
Schedule III -- Supplementary Insurance Information.........      F-7
Schedule IV  -- Reinsurance for the Years Indicated.........      F-8
Schedule V  -- Valuation and Qualifying Accounts............      F-9
List and Index of Exhibits..................................  E-1-E-2

     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000
                                  IN MILLIONS

                          COLUMN A                            COLUMN B   COLUMN C     COLUMN D
                          --------                            --------   --------   -------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                    SHOWN IN THE
                                                                                    CONSOLIDATED
                     TYPE OF INVESTMENT                       COST (a)    VALUE     BALANCE SHEET
                     ------------------                       --------   --------   -------------
Debt securities:
  Bonds and other debt instruments:
     United States Treasury obligations and direct
       obligations of U. S. Government agencies.............  $   231    $   242       $   242
     Federal agency issued collateralized mortgage
       obligations..........................................    2,417      2,492         2,492
     Obligations of states, municipalities and political
       subdivisions (b).....................................       46         47            47
     Obligations of public utilities (b)....................    1,563      1,585         1,581
     Corporate obligations (b)..............................    9,581      9,487         9,487
     Corporate private-labeled collateralized mortgage
       obligations..........................................    2,183      2,230         2,230
  Redeemable preferred stocks...............................       28         29            29
                                                              -------    -------       -------
          Total debt securities.............................   16,049     16,112        16,108
                                                              -------    =======       -------
Equity securities:
  Common stocks:
     Public utilities.......................................       21         74            74
     Banks, trust and insurance companies...................       25        424           424
     Industrial and all other...............................       16         51            51
  Nonredeemable preferred stocks............................        2          2             2
                                                              -------    -------       -------
          Total equity securities...........................       64        551           551
                                                              -------    =======       -------
Mortgage loans on real estate (c)...........................    2,800                    2,771
Real estate acquired by foreclosure (c).....................        1                        1
Other real estate held for investment.......................      134                      134
Policy loans................................................      923                      923
Other long-term investments.................................       11                       11
                                                              -------                  -------
          Total investments.................................  $19,982                  $20,499
                                                              =======                  =======

---------------

a. Cost of debt securities is original cost, reduced by repayments and adjusted for amortization of premiums and accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.
b. Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". A portion of bonds and debt securities are recorded as investments held to maturity at amortized cost and a portion are recorded as investments available for sale at fair value.
c. Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     SCHEDULE II -- CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
                     IN MILLIONS (EXCEPT SHARE INFORMATION)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                    ASSETS
Cash and investments:
  Cash and cash equivalents.................................  $   --    $   48
  Investment in subsidiaries................................   4,405     4,206
  Other investments.........................................       4         4
                                                              ------    ------
          Total cash and investments........................   4,409     4,258
Other assets................................................       6        15
                                                              ------    ------
                                                              $4,415    $4,273
                                                              ======    ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable, short-term.................................  $  405    $  361
  Exchangeable Securities...................................     139       289
  Notes payable, subsidiaries...............................     655       811
  Payables and accruals.....................................       8        22
  Dividends payable.........................................      38        34
  Income taxes payable......................................      10         4
  Deferred income tax liabilities (assets)..................       1        (1)
                                                              ------    ------
          Total liabilities.................................   1,256     1,520
                                                              ------    ------
Commitments & contingent liabilities
Stockholders' equity :
  Common stock, par value $1.25 per share, authorized 2000
     and 1999: -- 350,000,000; issued: 2000 -- 102,870,564
     shares; 1999 -- 103,344,685 shares.....................     131       129
  Retained earnings, including equity in undistributed net
     income of subsidiaries 2000 -- $1,919,
     1999 -- $1,979.........................................   2,683     2,358
  Accumulated other comprehensive income -- net unrealized
     gains on securities....................................     345       266
                                                              ------    ------
          Total stockholders' equity........................   3,159     2,753
                                                              ------    ------
                                                              $4,415    $4,273
                                                              ======    ======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II -- CONDENSED STATEMENTS OF INCOME
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Income:
  Dividends from subsidiaries:
     Jefferson-Pilot Life Insurance Company.................  $360     $120     $120
     Jefferson Pilot Financial Insurance Company............   244      100       70
     Jefferson-Pilot Communications Company.................    44       34       25
     Other subsidiaries.....................................     1       25       20
                                                              ----     ----     ----
                                                               649      279      235
  Other investment income, including interest from
     subsidiaries, net......................................     4        2        1
  Realized investment gains.................................    --        1       --
                                                              ----     ----     ----
          Total income......................................   653      282      236
Financing costs.............................................    89       66       67
Other expenses..............................................    25       17       20
                                                              ----     ----     ----
          Income before income taxes and equity in
            undistributed net income of subsidiaries........   539      199      149
Income taxes (benefits).....................................   (33)     (21)     (29)
                                                              ----     ----     ----
          Income before equity in undistributed net income
            of subsidiaries.................................   572      220      178
                                                              ----     ----     ----
Equity in undistributed net income of subsidiaries:
     Jefferson-Pilot Life Insurance Company.................   (22)     120       89
     Jefferson Pilot Financial Insurance Company............   (22)     104      109
     Jefferson-Pilot Communications Company.................    (3)       5        7
     Other subsidiaries, net................................   (13)      21       35
                                                              ----     ----     ----
                                                               (60)     250      240
                                                              ----     ----     ----
Net income available to common stockholders.................  $512     $470     $418
                                                              ====     ====     ====

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- CONDENSED STATEMENTS OF CASH FLOWS
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash Flows from Operating Activities:
  Net income................................................  $   512   $   470   $   418
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....       60      (250)     (240)
     Realized investment gains..............................       --        (1)       --
     Change in accrued items and other adjustments, net.....        3         9         8
                                                              -------   -------   -------
       Net cash provided by operating activities............      575       228       186
                                                              -------   -------   -------
Cash Flows from Investing Activities:
  Purchases of investments..................................       --        (4)       --
  Acquisition of subsidiaries...............................       --      (389)       --
  Other (investments in) returns from subsidiaries..........     (184)       --        27
  Other, net................................................       --         7        --
                                                              -------   -------   -------
       Net cash (used in) provided by investing
        activities..........................................     (184)     (386)       27
                                                              -------   -------   -------
Cash Flows from Financing Activities:
  Cash dividends............................................     (148)     (135)     (122)
  Common stock transactions, net............................      (33)     (173)      (26)
  Proceeds from external borrowings.........................    3,266     8,167     5,155
  Repayments of external borrowings.........................   (3,368)   (8,094)   (5,151)
  Borrowings from subsidiaries, net.........................     (156)      441       (71)
                                                              -------   -------   -------
       Net cash (used in) provided by financing
        activities..........................................     (439)      206      (215)
                                                              -------   -------   -------
       Net (decrease) increase in cash and cash
        equivalents.........................................      (48)       48        (2)
Cash and cash equivalents:
  Beginning.................................................       48        --         2
                                                              -------   -------   -------
  Ending....................................................  $    --   $    48   $    --
                                                              =======   =======   =======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             SCHEDULE II -- NOTE TO CONDENSED FINANCIAL STATEMENTS
                         OF JEFFERSON-PILOT CORPORATION

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2000.

     Additional information about (1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 19, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2000.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                     FOR THE YEARS INDICATED -- IN MILLIONS

                COLUMN A                      COLUMN B           COLUMN C         COLUMN D       COLUMN E        COLUMN F
-----------------------------------------  ---------------   -----------------   -----------   ------------   ---------------
                                           DEFERRED POLICY                        DEFERRED
                                             ACQUISITION       FUTURE POLICY     REVENUE AND   OTHER POLICY
                                           COSTS AND VALUE     BENEFITS AND       PREMIUMS      CLAIMS AND       PREMIUMS
                                             OF BUSINESS       POLICYHOLDER       COLLECTED      BENEFITS        AND OTHER
                 SEGMENT                      ACQUIRED       CONTRACT DEPOSITS   IN ADVANCE     PAYABLE(a)    CONSIDERATIONS
                 -------                   ---------------   -----------------   -----------   ------------   ---------------
As of or Year Ended December 31, 2000
Individual products......................      $1,648             $11,394            $58           $510           $  835
AIP......................................         284               7,544             --             25               27
Benefit partners.........................          25                 246             --            140              486
Corporate and other......................           2                  26             --             22               17
                                               ------             -------            ---           ----           ------
        Total............................      $1,959             $19,210            $58           $697           $1,365
                                               ======             =======            ===           ====           ======
As of or Year Ended December 31, 1999
Individual products......................      $1,744             $11,033            $58           $480           $  732
AIP......................................         280               7,300             --             43               19
Benefit partners.........................          16                 320             --            175              133
Corporate and other......................          --                  --             --             34               19
                                               ------             -------            ---           ----           ------
        Total............................      $2,040             $18,653            $58           $732           $  903
                                               ======             =======            ===           ====           ======
As of or Year Ended December 31, 1998
Individual products......................      $1,233             $10,201            $56           $393           $  742
AIP......................................         178               6,668             --             21               17
Benefit partners.........................           1                 189             --            139              275
Corporate and other......................          --                  --             --             --               15
                                               ------             -------            ---           ----           ------
        Total............................      $1,412             $17,058            $56           $553           $1,049
                                               ======             =======            ===           ====           ======

                         COLUMN A                             COLUMN G     COLUMN H       COLUMN I        COLUMN J
-----------------------------------------------------------  ----------   ----------   ---------------   -----------
                                                                                       AMORTIZATION OF
                                                                          BENEFITS,    DEFERRED POLICY
                                                                           CLAIMS,       ACQUISITION
                                                                NET       LOSSES AND   COSTS AND VALUE      OTHER
                                                             INVESTMENT   SETTLEMENT     OF BUSINESS      OPERATING
                          SEGMENT                              INCOME      EXPENSES       ACQUIRED       EXPENSES(b)
                          -------                            ----------   ----------   ---------------   -----------
As of or Year Ended December 31, 2000
Individual products........................................    $  840       $  940          $158            $146
AIP........................................................       482          342            46             121
Benefit partners...........................................        51          360            57              70
Communications.............................................        (5)          --            --             138
Corporate and other........................................        62           18            --              28
                                                               ------       ------          ----            ----
        Total..............................................    $1,430       $1,660          $261            $503
                                                               ======       ======          ====            ====
As of or Year Ended December 31, 1999
Individual products........................................    $  736       $  796          $167            $135
AIP........................................................       419          306            25              77
Benefit partners...........................................        30           94             8              25
Communications.............................................        (5)          --            --             137
Corporate and other........................................        92           12            --              28
                                                               ------       ------          ----            ----
        Total..............................................    $1,272       $1,208          $200            $402
                                                               ======       ======          ====            ====
As of or Year Ended December 31, 1998
Individual products........................................    $  681       $  786          $149            $150
AIP........................................................       425          299            28              69
Benefit partners...........................................        38          207            19              50
Communications.............................................        (5)          --            --             141
Corporate and other........................................        63           15            --              27
                                                               ------       ------          ----            ----
        Total..............................................    $1,202       $1,307          $196            $437
                                                               ======       ======          ====            ====

---------------

a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.
b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $94 in 2000, $74 in 1999, and $68 in 1998.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE IV -- REINSURANCE FOR THE YEARS INDICATED
                                  IN MILLIONS

               COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------  ------------   ---------   ----------   ----------   ----------
                                                                                              PERCENTAGE
                                                                                                  OF
                                                                                                AMOUNT
                                                        CEDED TO     ASSUMED                   ASSUMED
                                                          OTHER     FROM OTHER                    TO
                                         GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT     NET(b)
                                         ------------   ---------   ----------   ----------   ----------
Year Ended December 31, 2000:
  Life insurance in force at end of
     year..............................    $231,903      $55,884      $1,201      $177,220       0.7%
  Premiums and other considerations:
     (a)...............................    $  1,555      $   206      $   16      $  1,365       1.2%
Year Ended December 31, 1999:
  Life insurance in force at end of
     year..............................    $220,466      $55,418      $1,549      $166,597       0.9%
  Premiums and other considerations:
     (a)...............................    $  1,064      $   167      $    6      $    903       0.7%
Year Ended December 31, 1998:
  Life insurance in force at end of
     year..............................    $172,351      $48,592      $   29      $123,788       0.0%
  Premiums and other considerations:
     (a)...............................    $  1,207      $   168      $   10      $  1,049       1.0%

---------------

(a) Included with life insurance premiums are premiums on ordinary life insurance products and policy charges on interest-sensitive products.
(b) Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 2000
                                  IN MILLIONS

           COLUMN A                COLUMN B                 COLUMN C                 COLUMN D      COLUMN E
-------------------------------  ------------   ---------------------------------   ----------   -------------
                                                            ADDITIONS
                                                ---------------------------------
                                  BALANCE AT        CHARGED
                                 BEGINNING OF     TO REALIZED        CHARGED TO                   BALANCE AT
          DESCRIPTION               PERIOD      INVESTMENT GAINS   OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
          -----------            ------------   ----------------   --------------   ----------   -------------
2000:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       30       $       --        $       --     $        1    $       29
                                  ==========       ==========        ==========     ==========    ==========
1999:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       31       $       --        $       --     $        1    $       30
                                  ==========       ==========        ==========     ==========    ==========
1998:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       27       $        4        $       --     $       --    $       31
                                  ==========       ==========        ==========     ==========    ==========

                           LIST AND INDEX OF EXHIBITS

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
    (2)           (i)  Stock Purchase Agreement by and among Household Group, Inc.,
                         Household International, Inc., Alexander Hamilton Life
                         Insurance Company of America, and Jefferson-Pilot
                         Corporation dated August 9, 1995, is incorporated by
                         reference to Form 8-K for October 6, 1995 (confidential
                         treatment requested with respect to certain portions
                         thereof). Exhibits set forth in the Stock Purchase
                         Agreement have been omitted and will be furnished
                         supplementally to the Commission upon request.............   --
                 (ii)  Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and The Chubb
                         Corporation (confidential treatment was granted with
                         respect to certain portions thereof), is incorporated by
                         reference to Form 10-K/A for 1996. Exhibits and Schedules
                         to the Stock Purchase Agreement were omitted and were
                         furnished supplementally to the Commission................   --
    (3)           (i)  Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to
                         Form 10-Q for the first quarter 1996......................   --
                 (ii)  By-laws as amended May 1, 2000 are incorporated by reference
                         to Form 10-Q for the first quarter 2000...................   --
    (4)           (i)  Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union
                         National Bank, as Rights Agent, was included in Form 8-K
                         for November 7, 1994, and Amendment to Rights Agreement
                         dated February 8, 1999 was included in Form 8-K for
                         February 8, 1999; both are incorporated by reference......   --
                 (ii)  Amended and Restated Credit Agreement dated as of May 7,
                         1997 among the Registrant and the banks named therein, and
                         Bank of America, N.A., as Agent, and Credit Agreement
                         dated as of December 19, 2000 between the Registrant and
                         Wachovia Bank, N.A. as Administrative Agent, are not being filed because the total amount of borrowings available
                         under either agreement does not exceed 10% of total
                         consolidated assets. The Registrant agrees to furnish a
                         copy of each Credit Agreement to the Commission upon
                         request...................................................   --
   (10)                The following contracts and plans:
                  (i)  Employment contract between the Registrant and David A.
                         Stonecipher, an executive officer, effective September 15,
                         1997, and the 1999 amendment thereto, are incorporated by
                         reference to Form 10-Q for the third quarter 1997 and Form
                         10-K for 1999, respectively...............................   --
                 (ii)  Employment contract between the Registrant and Theresa M.
                         Stone, an executive officer, effective July 1, 1997 for a
                         period of three years is incorporated by reference to Form
                         10-Q for the second quarter 1997..........................   --
                (iii)  Employment Agreement between the Registrant and Robert D.
                         Bates, an executive officer, effective December 30, 1999,
                         is incorporated by reference to Form 10-K for 1999........   --
                 (iv)  Long Term Stock Incentive Plan, as amended, is incorporated
                         by reference to Form 10-K for 1998........................   --
                  (v)  Non-Employee Directors' Stock Option Plan, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
                 (vi)  Jefferson-Pilot Corporation Supplemental Benefit Plan, as
                         amended, is incorporated by reference to Form 10-K for
                         1999; the Executive Special Supplemental Benefit Plan,
                         which now operates under this Plan, is incorporated by
                         reference to Form 10-K for 1994...........................   --
                (vii)  Management Incentive Compensation Plan for Jefferson-Pilot
                         Corporation and its insurance subsidiaries is incorporated
                         by reference to Form 10-K for 1997........................   --
               (viii)  Deferred Fee Plan for Non-Employee Directors, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                 (ix)  Executive Change in Control Severance Plan and the 1999
                         amendment thereto are incorporated by reference to Forms
                         10-K for 1998 and 1999, respectively......................   --
   (21)                Subsidiaries of the Registrant..............................  E-3
   (23)                Consent of Independent Auditors.............................  E-4
   (24)                Power of Attorney form. (Provided as part of the electronic
                         filing.)..................................................   --

                        (JEFFERSON PILOT FINANCIAL LOGO)

JPC-01777                                                                  03/01