Form 10-Q
period 2001-03-31
JEFFERSON PILOT CORP
filed 2001-05-16
CIK 53347

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 2001                   Commission file number 1-5955



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


Number of shares of common stock outstanding at March 31, 2001       152,116,199
(Adjusted for 4/13/01 50% stock dividend)

                           JEFFERSON-PILOT CORPORATION


                                      INDEX


                                                                    - Page No. -

Part I.    Financial Information
             Consolidated Unaudited Condensed Balance Sheets
             - March 31, 2001 and December 31, 2000                       3


             Consolidated Unaudited Condensed Statements of Income
             - Three Months ended March 31, 2001 and 2000                 4


             Consolidated Unaudited Condensed Statements of Cash Flows
             - Three Months ended March 31, 2001 and 2000                 5


             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                   6


             Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12


Part II.   Other Information                                             30


Signatures                                                               31
                                       -2-

                 JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
            (Dollar Amounts in Millions Except Share Information)

                                                         March 31  December 31
                                                           2001       2000
                                                         --------  -----------
                                   ASSETS

Investments:
   Debt securities available for sale, at fair value
      (amortized cost $13,007 and $12,919)                $13,228      $12,978
   Debt securities held to maturity, at amortized cost
      (fair value $3,351 and $3,134)                        3,301        3,130
   Equity securities available for sale, at fair value
      (cost $39 and $64)                                      556          551
   Mortgage loans on real estate                            2,844        2,771
   Policy loans                                               930          923
   Real estate                                                135          135
   Other investments                                           15           11
                                                          -------      -------
             Total investments                             21,009       20,499
Cash and cash equivalents                                      57           26
Accrued investment income                                     274          272
Due from reinsurers                                         1,420        1,450
Deferred policy acquisition costs and value of business
  acquired                                                  1,949        1,959
Cost in excess of net assets acquired                         320          323
Assets held in separate accounts                            2,089        2,311
Other assets                                                  476          481
                                                          -------      -------
             Total assets                                 $27,594      $27,321
                                                          =======      =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
   Future policy benefits                                 $ 2,668      $ 2,655
   Policyholder contract deposits                          16,723       16,555
   Dividend accumulations and other policyholder funds
     on deposit                                               181          191
   Policy and contract claims                                 157          176
   Other                                                      416          388
                                                          -------      -------
             Total policy liabilities                      20,145       19,965
Debt:
   Commercial paper and revolving credit borrowings           541          405
   Exchangeable Securities and other debt                     149          139
Securities sold under repurchase agreements                   348          397
Currently payable income taxes                                102           60
Deferred income tax liabilities                               269          212
Liabilities related to separate accounts                    2,089        2,311
Accounts payable, accruals and other liabilities              386          373
                                                          -------      -------
             Total liabilities                             24,029       23,862
                                                          -------      -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")             300          300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25
     per share:  authorized 350,000,000 shares;
     issued and outstanding 2001-152,116,199 shares;
     2000-154,305,846 shares                                  127          131
   Retained earnings                                        2,699        2,683
   Accumulated other comprehensive income                     439          345
                                                          -------      -------
                                                            3,265        3,159
                                                          -------      -------
        Total liabilities and stockholders' equity        $27,594      $27,321
                                                          =======      =======

         See Notes to Consolidated Condensed Financial Statements

                 JEFFERSON-PILOT CORPORATION
      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
            (In Millions Except Per Share Information)


                                                           Three Months Ended
                                                                March 31
                                                            2001        2000
                                                           ------      ------
Revenue:
Premiums and other considerations                          $  349      $  338
Net investment income                                         370         353
Realized investment gains                                      57          48
Communications sales                                           50          53
Other                                                          28          28
                                                           ------      ------
   Total revenue                                              854         820
                                                           ------      ------

Benefits and Expenses:
Insurance and annuity benefits                                435         407
Insurance commissions, net of deferrals                        31          32
General and administrative expenses, net of deferrals          62          65
Amortization of policy acquistion costs and value of
  business acquired                                            63          62
Communications operations                                      34          33
                                                           ------      ------
   Total benefits and expenses                                625         599
                                                           ------      ------

Income before income taxes                                    229         221
Provision for income taxes                                     76          76
                                                           ------      ------
Income before dividends on Capital Securities and
  cumulative effect of change in accounting principle         153         145
Dividends on Capital Securities                                (6)         (6)
Cumulative effect of change in accounting for
  derivative instruments, net of income taxes (Note 5)          1           -
                                                           ------      ------
Net income available to common stockholders                $  148      $  139
                                                           ======      ======

Net income available to common stockholders, before
  dividends on Capital Securities                          $  154      $  145
Other comprehensive income:
   Change in net unrealized gains on securities                94           7
                                                           ------      ------
Comprehensive income                                       $  248      $  152
                                                           ======      ======

Average number of shares outstanding                        153.5       154.7
                                                           ======      ======

Net Income Per Share of Common Stock:

Net income available to common stockholders before
  realized investment gains and cumulative effect of
  change in accounting principle, net of income taxes      $ 0.72      $ 0.69
Realized investment gains, net of income taxes               0.24        0.21
Cumulative effect of change in accounting for
  derivative instruments, net of income taxes                0.01           -
                                                           ------      ------
Net income available to common stockholders                $ 0.97      $ 0.90
                                                           ======      ======

Net income available to common stockholders before
  realized investment gains and cumulative effect of
  change in accounting principle, net of income
  taxes - assuming dilution                                $ 0.71      $ 0.69
Realized investment gains, net of income taxes               0.24        0.20
Cumulative effect of change in accounting for
  derivative instruments, net of income taxes                0.01           -
                                                           ------      ------
Net income available to common stockholders -
  assuming dilution                                        $ 0.96      $ 0.89
                                                           ======      ======

Dividends declared per common share                        $0.275      $0.247
                                                           ======      ======

         See Notes to Consolidated Condensed Financial Statements

                 JEFFERSON-PILOT CORPORATION
  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                      (In Millions)

                                                            Three Months Ended
                                                                March 31
                                                               2001      2000
                                                               -----     -----

Net cash provided by operations                                $177      $181
                                                              -----     -----

Cash Flows from Investing Activities:
Investments sold (purchased), net                              (245)     (243)
Other investing activities                                       (2)       (1)
                                                               -----     -----
Net cash used in investing activities                          (247)     (244)
                                                               -----     -----

Cash Flows from Financing Activities:
Policyholder contract deposits, net                             591       587
Policyholder contract withdrawals, net                         (441)     (465)
Net short-term borrowings (repayments)                           90       (31)
Issuance (repurchase) of common shares, net                     (96)      (16)
Cash dividends paid                                             (44)      (47)
Other financing activities                                        1         -
                                                               -----     -----
Net cash provided by financing activities                       101        28
                                                               -----     -----

Increase (decrease) in cash and cash equivalents                 31       (35)
Cash and cash equivalents at beginning of period                 26        62
                                                               -----     -----
Cash and cash equivalents at end of period                      $57       $27
                                                               =====     =====

Supplemental Cash Flow Information:
Income taxes paid                                               $28       $21
                                                               =====     =====
Interest paid                                                   $15       $20
                                                               =====     =====

         See Notes to Consolidated Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities, federal and state income taxes not otherwise allocated to other reportable segments and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, AIP and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP and Benefit Partners reporting segments.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                                    March 31    December 31
                                                      2001         2000
     Assets                                         --------    -----------
     Individual Products                            $15,015       $15,054
     AIP                                              7,767         7,691
     Benefit Partners                                   727           736
     Communications                                     206           212
     Corporate & Other                                3,879         3,628
                                                    -------       -------
          Total assets                              $27,594       $27,321
                                                    =======       =======

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2001     2000
                                                         ----     ----
     Revenues
     Individual Products                                $ 425    $ 423
     AIP                                                  158      149
     Benefit Partners                                     143      128
     Communications                                        49       52
     Corporate & Other                                     22       20
                                                        -----    -----
                                                          797      772
     Realized investment gains, before tax                 57       48
                                                        -----    -----
   Total revenues before cumulative effect
     of change in accounting principle                  $ 854    $ 820
                                                        =====    =====

    Reportable segments results and reconciliation to
     net income available to common stockholders
     Individual Products                                $  70    $  69
     AIP                                                   19       21
     Benefit Partners                                      10        8
     Communications                                         7        9
     Corporate & Other                                      4        1
                                                        -----    -----
   Total reportable segment results, before cumulative
     effect of change in accounting principle             110      108

     Realized investment gains, net of tax                 37       31
                                                        -----    -----
   Net income available to common stockholders,
     before cumulative effect of change in accounting
     principle                                            147      139
   Cumulative effect of change in accounting for
     derivative instruments, net of income taxes            1        -
                                                        -----    -----
         Net income available to common  stockholders   $ 148    $ 139
                                                        =====    =====

3. Income from Continuing Operations Per Share of Common Stock

On February 12, 2001, the Board authorized a 50% stock dividend distributed on April 19, 2001 to shareholders of record as of March 19, 2001. All share and per share amounts have been restated to give retroactive effect to the stock split. The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle:

                                                          Three Months Ended
                                                                March 31
                                                          ------------------
                                                            2001        2000
                                                            ----        ----
       Numerator:
     Net income before dividends on Capital Securities
       and cumulative effect of change in accounting
       principle                                            $153        $145
     Dividends on Capital Securities and
       preferred stock                                         6           6
                                                            ----        ----
     Numerator for earnings per share and earnings per
       share - assuming dilution - Net income available
       to common stockholders, before cumulative effect
       of change in accounting principle                    $147        $139
                                                            ====        ====
       Denominator:
     Denominator for earnings per share -
      weighted-average shares outstanding           153,529,963  154,732,190

     Effect of dilutive securities:
        Employee stock options                        1,489,711    1,181,580
                                                    -----------  -----------
     Denominator for earnings per share -
       assuming dilution - adjusted
       weighted-average shares outstanding          155,019,674  155,913,770
                                                    ===========  ===========

     Earnings per share, before cumulative effect
       of change in accounting principle                  $0.96        $0.90
                                                    ===========  ===========

     Earnings per share - assuming dilution,
       before cumulative effect of change
       in accounting principle                            $0.95        $0.89
                                                    ===========  ===========

4.  Contingent Liabilities

Jefferson-Pilot Life is a defendant in two separate proposed class action suits. The plaintiffs' fundamental claim in the first suit is that our policy illustrations were misleading to consumers. Management believes that our policy illustrations made appropriate disclosures and were not misleading. The second suit alleges that a predecessor company, Pilot Life, decades ago unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. In both cases, the plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief.
While management is unable to estimate the probability or range of any possible loss in either or both cases, management believes that our practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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


5.  Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change, net of income taxes, of $1.5 being recognized as income in the statement of net income. There was no cumulative effect recognized in other comprehensive income related to the Company's interest rate swaps, used as cash flow hedges, because these swaps were carried at fair value prior to adoption of SFAS 133. See Note 6 for a complete discussion of the Company's derivative instruments.


6.   Derivative Financial Instruments

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company's derivative instruments of $10.9 at March 31, 2001, are included in other investments in the accompanying balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a
                                       -9-
foreign operation. The Company accounts for changes in fair values of derivatives that have no hedge designation or do not qualify for hedge accounting through current earnings during the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company's hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

Cash Flow Hedging Strategy

The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. During the period ended March 31, 2001, the ineffective portion of the Company's cash flow hedging instruments, which are recognized in realized investment gains, were not significant.

Activity in other comprehensive income related to cash flow hedges during the period ended March 31, 2001 was not significant.

The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Other Derivatives

The Company acquired a $30 block of equity indexed annuities as the result of its purchase of Guarantee. These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500r index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income.

Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. During the period ended March 31, 2001, realized gains of $0.3 were recognized related to these swaps.

The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains, but had an insignificant effect for the period ended March 31, 2001.

The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The Company limits this exposure by diversifying among counterparties with high credit ratings.

The Company's credit risk exposure on swaps is limited to the fair value of swap agreements that it has recorded as an asset. The Company does not expect any counterparty to fail to meet its obligation. Currently, non-performance by a counterparty would not have a material adverse effect on the Company's financial
                                       -10-
position or results of operations. The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments and credited interest on annuities.

                          JEFFERSON-PILOT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of financial condition as of March 31, 2001, changes in financial condition for the three months then ended, and results of operations for the three month period ended March 31, 2001 as compared to the same period of 2000 of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively, JP or Company). The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2000, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts. All share amounts have been restated to give retroactive effect to the Company's 50% stock dividend, which was effective in April 2001.


Company Profile

The Company has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

Within the Individual Products segment, JP offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. At March 31, 2001, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (JPLA), (collectively, JP Financial). Effective August 1, 2000, Alexander Hamilton Life Insurance Company of America (AHL) and Guarantee Life Insurance Company (Guarantee) merged into JPFIC in order to improve efficiencies and reduce administrative expenses and other costs.

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

In first quarter 2001, JP's revenues were derived 53% from Individual Products, 20% from AIP, 18% from Benefit Partners, 6% from Communications, and 3% from Corporate and Other, excluding realized gains.

As a result of strategic studies undertaken last year, a refined marketing strategy emerged called Premier Partnering. The Company is intensely focused in 2001 on implementing this strategy to accelerate growth in individual life insurance sales. Strategic initiatives focus particularly on relationships with more productive agents, by providing a higher level of marketing support, as well as new ways of differentiating service for these key agents. Further, JP will focus on selective markets in which the Company is tailoring specific products and marketing programs: wealth accumulation, wealth preservation and business planning. The Company will invest approximately $5 in 2001 including $0.7 spent during the first quarter, primarily in new field recruiting and relationship management marketing support for agents. Related JP initiatives include an increased emphasis on employee development through adoption of a performance culture, continued effective cost control and application of "lean manufacturing" concepts to improve quality and reliability throughout our operating processes. The Company has set stretch goals of doubling the number of agents who qualify as Premier Partners and increasing the annual rate of life insurance sales by 50% within two years from 2000.


Results of Operations

In the following discussion "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs and value of business acquired. Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results are relevant and useful information. Gains from sale of investments arise in majority from its Available for Sale equity and bond portfolios and may be realized in the sole discretion of management. Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" which caused a one time increase to after tax income of $1.5 which is primarily included in the AIP reportable
segment results.   Reportable segment results as described above may not be
comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains and the cumulative effect of change in accounting for derivatives:

                                         Three Months Ended
                                              March 31
                                        ---------------------
                                        2001             2000
                                        ----             ----
Consolidated Summary of Income
------------------------------
 Income before dividends on
  capital Securities and
  cumulative effect of change
  in accounting principle               153.1            144.9


 Dividends on Capital securities         (6.1)            (6.1)
 Cumulative effect of change in
  accounting for derivative
  instruments, net of income
  taxes                                   1.5                -
                                       ------           ------
 Net income available to common
  stockholders                         $148.5           $138.8
                                       ======           ======

 Income before dividends on
  capital Securities                    154.6            144.9
 Other comprehensive income -
  change in net unrealized gains
  on securities                          94.0              7.4
                                       ------           ------
 Comprehensive income                   248.6            152.3
                                       ======           ======
 Average number of shares
  outstanding                   153,529,963  (a) 154,732,190  (a)
                                ===========      ===========

 Average number of shares
  outstanding - assuming
  dilution                      155,019,674  (a) 155,913,770  (a)
                                ===========      ===========

 (a) Number of shares has been restated as if the 50% stock dividend effective April 9, 2001 had been in effect for all periods presented.

Total reportable segment results listed below include $.01 per share related to the cumulative effect of change in accounting for derivatives:

                                      Three Months Ended
                                           March 31
                                     ---------------------
                                     2001             2000
                                     ----             ----
 Consolidated Earnings Per Share
 -------------------------------
 Basic:
  Total reportable segment
   results                            $0.73           $0.69
  Realized investment gains (net
   of applicable income taxes)         0.24            0.21
                                      -----           -----
  Net income available to common
   stockholders                       $0.97           $0.90
                                      =====           =====

 Fully-diluted:
  Total reportable segment
   results                            $0.72           $0.69
  Realized investment gains (net
   of applicable income taxes)         0.24            0.20
                                      -----           -----
  Net income available to common
   stockholders                       $0.96           $0.89
                                      =====           =====


Net income available to common stockholders increased 7.0% and total reportable segment results increased 4.2% over first quarter 2000. Net realized gains increased 16.6% over first quarter 2000.

Total reportable segment results per share including the cumulative effect of the change in accounting for derivatives increased 5.8% over the first three months of 2000, reflecting the increase in earnings and the share repurchases since first quarter 2000. Earnings per share increased 7.8% and earnings per share assuming dilution increased 7.9% from first quarter 2000. Due to share repurchases net of stock plan issuances, the average number of diluted shares outstanding decreased .6% to 155.0 million shares from first quarter 2000.

Results by Business Segment

Management assesses profitability by business segment and measures other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics JP uses to track performance. Because of the nature of our sales, which are primarily long-duration contracts in the Individual Products and AIP segments, sales in a given quarter do not have a near term material impact on operating results and therefore are not considered to be material information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

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


Results by Reportable Segment

                                         Three Months
                                             Ended
                                           March 31
                                         ------------
                                        2001      2000
                                        ----      ----
    Individual Products               $ 69.5    $ 68.3
    Annuity and Investment Products     20.7 (a)  20.9
    Benefit Partners                    10.4       8.3
    Communications                       6.8       8.8
    Corporate and Other                  4.6       1.2
                                      ------    ------
    Total reportable segment results   112.0     107.5
    Net realized investment gains       36.5      31.3
                                      ------    ------
    Net income available to common
     stockholders                     $148.5    $138.8
                                      ======    ======

    (a) Includes the cumulative effect of the change in accounting for derivatives

Segment Assets

                                         Three Months
                                            Ended
                                           March 31
                                         ------------
                                       2001       2000
                                       ----       ----
    Individual Products              $15,015    $14,900
    Annuity and Investment Products    7,767      7,485
    Benefit Partners                     727        706
    Communications                       206        214
    Corporate and Other                3,879      3,656
                                     -------    -------
        Total Assets                 $27,594    $26,961
                                     =======    =======


A more detailed discussion of reportable segment results follows.

Individual Products

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

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

Segment results were:

                                         Three Months
                                            Ended
                                           March 31
                                        ------------
                                         2001    2000
                                         ----    ----
     Life premiums and other
      considerations                     $49.2   $58.3
     UL and investment product
      charges                            159.4   154.2
     Investment income, net of
      expenses                           214.6   208.4
     Other income                          2.0     2.1
                                         -----   -----
     Total revenues                      425.2   423.0
                                         -----   -----
     Policy benefits                     242.3   235.3
     Expenses                             76.2    83.3
                                         -----   -----
     Total benefits and expenses         318.5   318.6
                                         -----   -----
     Reportable segment results before
      income taxes                       106.7   104.4
     Provision for income taxes           37.2    36.1
                                         -----   -----
     Reportable segment results          $69.5   $68.3
                                         =====   =====


The following table summarizes key information for Individual Products:


                                  Three Months Ended
                                       March 31
                               ---------------------
                                   2001         2000
                                   ----         ----
Annualized life insurance
 premium sales:
   Recurring premium sales         $30.0       $32.4
   Single premium sales              6.6         9.6
                                --------    --------
                                   $36.6       $42.0
                                ========    ========

Individual traditional
 insurance premiums                 49.1        57.8

Average UL policyholder fund
 balances                        8,971.7     8,585.3
Average VUL separate account
 assets                          1,276.0     1,344.0
                                --------    --------
                                10,247.7     9,929.3
                                ========    ========

Average face amount of
 insurance in force -
  Total                        156,456.0   158,183.0
  UL-type policies             113,886.0   110,732.0


Average assets                  15,034.5    14,696.2



Individual Products reportable segment results increased 1.8% over first quarter 2000, due primarily to growth of the business in force.

Annualized life insurance premium sales decreased 12.9% over first quarter 2000. Within this, annualized recurring premium sales decreased 7.4% for the first three months 2001 as the Company was repositioning several UL products to meet marketplace demand. Annualized single premium sales relating to benefit funding products, such as Bank Owned Life Insurance (BOLI), decreased 31.3% over the first three months 2000. Due to the nature of these single premium products, volatility between periods can be expected.

Revenues include traditional insurance premiums, policy charges, and investment income. Individual revenues increased $2.2 or 0.5% over first quarter 2000, primarily due to growth in average UL policyholder fund balances and average VUL separate account assets of 3.2%.

Individual traditional premiums decreased 15.1% from first quarter 2000 as a result of a decrease in traditional business in force and certain reclassifications made upon the integration of Guarantee. Policy charges, which include mortality, expense and surrender charges, improved 3.4% over first quarter 2000. 2001's increase is a result of the growth of the UL-type business in force.

Net investment income increased $6.2 or 3.0% over first quarter 2000, following the growth in policyholder funds. The portfolio yield on traditional assets increased 3 basis points over the first three months of 2000 to 7.82%. The average investment spread on UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) increased 1 basis point over the first three months 2000 to 1.96%. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits increased 3.0% from the first quarter 2000. Traditional policy benefits were 113.5% of premiums in 2001 versus 100.0% in 2000. The increase in 2001 was primarily due to reclassification of benefits reported in 2000 related to the integration of Guarantee which is consistent with JP's classification of expenses. Policy benefits on UL-type products (annualized) increased to 7.3% of average policyholder funds and separate accounts versus 7.2% in first quarter 2000. The major increase in policy benefits on UL-type products in 2001 over 2000 was higher mortality. First quarter 2001 and 2000 both contained higher than usual mortality when compared to average mortality over the past two years. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 8.5% from first quarter 2000. The decline is in part due to some miscellaneous expense reductions and reclassifications from prior year related to the Guarantee integration. Expenses on individual traditional products were 30.4% of premiums in 2001. For UL-type products, annualized expenses as a percentage of policyholder funds and separate accounts were 2.3% in 2001 versus 2.5% for first quarter 2000.

Average Individual Products assets grew 2.3% over first quarter 2000. 2001's growth was due to sales of UL-type products, and growth in existing policyholder funds from interest credited and equity returns. The annualized return on average Individual Products assets was 1.8% for the first three months of 2001 and 2000, as reportable segment results have grown at a rate consistent with the growth in assets.

Annuity and Investment Products

Annuity and Investment Products, including variable annuity products, are marketed through most distribution channels discussed in the Individual Products segment as well as through financial institutions, investment professionals and annuity marketing organizations. JP's full service broker/dealer markets variable life insurance and variable annuities written by our insurance subsidiaries, and also sells other securities and mutual funds. Reportable segment results were:

                                       Three Months
                                          Ended
                                         March 31
                                       ------------
                                       2001     2000
                                       ----     ----
       Policy charges, premiums and
        other considerations           $4.4     $6.2

       Net investment income          130.4    116.8
       Concession and other income     25.7     25.6
                                      -----    -----
       Total revenues                 160.5    148.6
                                      -----    -----

       Policy benefits                 90.9     81.8
       Expenses                        37.7     34.5
                                      -----    -----
       Total benefits and expenses    128.6    116.3
                                      -----    -----
       Reportable segment results
        before income taxes            31.9     32.3
       Provision for income taxes      11.2     11.4
                                      -----    -----
       Reportable segment results     $20.7    $20.9
                                      =====    =====



Reportable segment results decreased 1.0% from the first three months of 2000. The cumulative effect of the change in accounting for derivatives of $1.5 after tax was included in reportable segments of AIP. The following table summarizes key information for AIP:

                                        Three Months
                                           Ended
                                         March 31
                                   -------------------
                                      2001       2000
                                      ----       ----
    Fixed annuity premium
     receipts                        $299.3      $238.9
    Variable annuity premium
     receipts                          13.3        34.9
                                   --------    --------
                                     $312.6      $273.8


    Average policyholder fund
     balances                      $6,545.6    $6,196.5
    Average separate account
     policyholder fund balances       658.9       719.6
                                   --------    --------
                                   $7,204.5    $6,916.1


    Investment product sales         $731.1      $901.3

    Average assets                 $7,728.5    $7,464.3


Annuity revenues are derived from investment income on segment assets, policy charges, and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker/dealer, and related entities. Revenues increased 8.0% over first quarter 2000. The adoption of FASB 133 caused a one time only increase to net investment income of $2.3 in first quarter 2001 as it was primarily associated with AIP products. Fixed annuity receipts increased 25.3% over the first three months of 2000 due to significant sales increases through agency channels and financial institutions, of both older products and new products introduced in 1999. In total, fixed and variable annuity receipts increased by 14.2% over first quarter 2000. Fixed annuity benefits and surrenders as a percentage of beginning fund balances decreased to 16.8% versus 20.4% from first quarter 2000. Fixed annuities experienced a lower lapse rate, reflecting the combined efforts of lower interest rates on competing investments, increased surrender charge protection on our in-force block of business, and internal conservation initiatives. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that has low or no remaining surrender charges, and competition from other annuity products including those which pay interest rate bonuses and from other investment products. JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Concession and other income increased 0.4% from first quarter 2000.

Total AIP benefits and expenses increased 10.6% over first quarter 2000 primarily due to the growth of the business. Policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances increased 1.4% over the first three months 2000. Interest credited represented an increase of 1.3% of average policyholder fund balances over the first quarter 2000. Effective spreads declined to 2.10% from 2.16% in first quarter 2000 due to continued strong sales of JP's lower commission five-year product, which carries a lower spread requirement and slightly higher crediting rates on new sales.

Total AIP expenses increased 9.3% over the first three months of 2000 due primarily to an increase in DAC amortization.

AIP posted annualized returns on average assets of 1.1% for the first three months of 2001 and 2000.

The combined earnings of the broker/dealer and related entities which are included in the segment results were $1.0 for first quarter 2001 reflecting the softness in the equity market as compared to $1.7 for first quarter 2000.

Benefit Partners

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

The three months ended March 31, 2001 reflect JP's operational integration of the prior JP Life group life and disability operations into Guarantee's Omaha, Nebraska life, disability and dental operations.

Reportable segment results were:

                                    Three Months Ended
                                         March 31
                                    ------------------
                                      2001     2000
                                      ----     ----
         Premiums and other
          considerations            $129.3    $115.9
         Investment income, net
          of expenses                 13.3      12.4
                                    ------    ------
         Total revenues              142.6     128.3
                                    ------    ------
         Policy benefits              95.7      84.3
         Expenses                     31.0      31.3
                                    ------    ------
         Total benefits and
          expenses                   126.7     115.6
                                    ------    ------
         Reportable segment
          results before income
          taxes                       15.9      12.7
         Provision for income
          taxes                        5.5       4.4
                                    ------    ------
         Reportable segment
          results                   $ 10.4    $  8.3
                                    ======    ======


Benefit Partners reportable segment results increased $2.1 or 25.3% over first quarter 2000. The following table summarizes key information for Benefit
Partners:

                                     Three Months Ended
                                         March  31
                                     ------------------

                                       2001      2000
                                       ----      ----

    Life, Disability, and
     Dental:
    Annualized sales                 $ 46.5    $ 38.4
    Loss ratio                         73.0%     73.3%

    Total expenses, % of
     premiums and
     equivalents                       24.1%     26.3%

    Average assets                   $731.9    $656.1

    Premium income and
     equivalents                     $128.5    $118.9

Benefit Partners revenues increased $14.3 or 11.1% over first quarter 2000, including premium growth of $13.3 or 11.5%. Including equivalent premiums on self-insured health policies, premiums increased 8.1%. Annualized sales growth for the core life, disability and dental lines of business was $8.1 or 21.1% over first quarter 2000. The increase in revenue is due to continued favorable sales growth combined with satisfactory persistency in the non-medical business, offset somewhat by the impact of the exit from Guarantee's excess loss medical business.

Policy benefits increased 13.5% over first quarter 2000. The life, disability and dental incurred loss ratio was 73.0% in first quarter 2001 versus 73.3% in first quarter 2000.

Total expenses (including the net deferral and amortization of policy
acquisition costs) decreased 1.0% in first quarter 2001.   As a percentage of
premiums and equivalents, total expenses decreased to 24.1% versus 26.3% for first quarter 2000 This favorable expense trend is due in part to the integration of JP's and Guarantee's group operations and deferral of first year expenses on profitable Dental products.

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                       Three Months Ended
                                           March 31
                                       ------------------
                                         2001      2000
                                        -----      -----
  Communications revenues (net)         $50.6      $53.4
  Operating costs and expenses           33.8       33.3
                                        -----      -----
  Broadcast cash flow                    16.8       20.1
  Depreciation and amortization           2.8        2.8
  Corporate general and
   administrative expenses                1.3        1.4
  Net interest expense                    1.1        1.1
                                        -----      -----
  Operating revenue before income
   taxes                                 11.6       14.8
  Provision for income taxes              4.8        6.0
                                        -----      -----
  Reportable segment results            $ 6.8      $ 8.8
                                        =====      =====

Reportable segment results decreased 22.7% from the first three months of 2000. During the last half of 2000 and first quarter of 2001, the Company has experienced a dramatic decline in demand for advertising. This is consistent with a slowing in general economic activity throughout the country, as well as a more pronounced slowing in advertising based industries. Combined revenues for Radio and Television decreased 7.3% from first quarter 2000. Disregarding political revenues, Radio and Television decreased 5.4% from first quarter 2000. This decline is primarily attributable to decreases in national sales, due to slowing economic conditions.

Revenues from Sports operations increased 3.2% over the first three months of 2000, due to an increase in the sale of advertising.

Broadcast cash flow decreased by 16.4% over first quarter 2000, due to the factors mentioned above.

Total expenses, excluding interest expense, increased 1.1% in the first three months of 2001. Expenses, excluding interest expense, as a percent of communication revenues were 74.9% and 70.2% for first quarter 2001 and 2000. The increase as a percentage of revenues is mainly attributable to the decrease in revenues, while expenses have been held relatively flat year to year.
                                       -22-

Corporate and Other

The following table summarizes operating results for this segment:

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                  2001        2000
                                                  ----        ----
   Earnings on investments                       $24.3        $25.3
   Interest expense on debt and Exchangeable
    Securities                                    (8.5)       (8.9)
   Operating expenses                             (7.2)       (7.6)
   Federal and state income tax expense            2.1        (1.5)
                                                 -----       -----
                                                  10.7         7.3
   Dividends on Capital Securities and
    manditorily redeemable preferred stock        (6.1)       (6.1)
                                                 -----       -----
   Reportable segment results                      4.6         1.2
   Realized investment gains, net                 36.5        31.3
                                                 -----       -----
   Reportable segment results, including
    realized gains                               $41.1       $32.5
                                                 =====       =====

The following table summarizes assets assigned to this segment:

                                                Three Months Ended
                                                     March 31
                                                 -----------------
                                                 2001       2000
                                                 ----       ----
   Parent company, passive investment
    companies and Corporate line assets of
    insurance subsidiaries                      $1,640     $1,720
   Unrealized gain (loss) on fixed
    interest investments                           163       (186)
   Co-insurance receivables on acquired
    blocks                                       1,143      1,256
   Employee benefit plan assets                    363        346
   Goodwill arising from insurance
    acquisitions                                   277        265
   Other                                           293        255
                                                ------     ------
             Total                              $3,879     $3,656
                                                ======     ======



Total assets for the Corporate and Other segment increased 6.1% from first quarter 2000, primarily due to increases in market values of Available for Sale securities net of asset transfers to support internal growth of other reportable segments. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $349 from first quarter 2000. The increase is primarily the result of declining market interest rates, net of declines in market values of financial services stocks.

Reportable segment results including realized gains increased 26.5% from first quarter 2000. Investment earnings decreased 4.0% as capital was allocated to other operating segments. Interest expense on debt and exchangeable securities decreased $0.4 over first quarter 2000, as a result of slightly lower than average interest rates year over year. The Company's external commercial paper debt either repriced in the latter half of March 2001 or will reprice during the second quarter of 2001. Operating expenses, which decreased 5.3% over first quarter 2000, vary with the level of Corporate activities. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. Federal and state income taxes decreased $3.6 from first quarter 2000 due primarily to the implementation of strategies that reduced the federal income tax on investment earnings and the resolution of tax issues for which we had previously established reserves.

The results of this segment fluctuate from quarter to quarter due to expenses associated with strategic activities, share repurchases, tax strategies, advertising expenses, income recorded on equity method investments, and transfers of assets to and from business segments, as well as refinements in asset assignments and investment income allocation methodologies to other reportable segments.

Financial Position, Capital Resources And Liquidity

JP's primary resources are investments related to its Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews the Company's investment portfolio and key strategies.

Total assets increased $273 or 1.0% during first quarter 2001, reflecting growth in income, policyholder contract deposits and investments. These favorable influences were partially offset by cash dividends and share repurchases.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency office expenses
(referred to as DAC).   Amounts deferred were $1,251 and $1,219 at March 31,
2001 and December 31, 2000, an increase of 2.6%.   The increase was due to
strong sales of VUL and fixed annuity products, net of the effect of reduced sales of individual life products and changes in unrealized gains on Available for Sale securities.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $698 at March 31, 2001, down 5.7% from year end due to amortization and the change in unrealized gains on Available for Sale securities.

Goodwill (cost of acquired businesses in excess of the fair value of net assets) was $320 at March 31, 2001 and $323 at December 31, 2000 with the decrease due to amortization. Goodwill as a percentage of shareholders' equity was 9.8% and 10.2% at March 31, 2001 and December 31, 2000.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At March 31, 2001 and December 31, 2000, JP had reinsurance receivables of $937 and $947 and policy loans of $183 and $184 which are related to the businesses of JP Financial that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2001 and 2000.

Capital Resources

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:

                                              March 31     December 31
                                                2001           2000
                                              --------     -----------
   Total assets less separate accounts        $25,505         $25,010
   Total stockholders' equity                   3,265           3,159
   Ratio of stockholders' equity to assets       12.8%           12.6%

The ratio of equity to assets has increased primarily due to changes in unrealized gains on securities, partially offset by stock repurchases. Stockholders' equity increased $106 over December 31, 2000 due to net changes in values of Available for Sale securities and net income less dividends paid. Common shares outstanding reflected repurchases during the three first months of 2001 of $96 (2,227,500 shares at an average cost of $43.03 per share), which decreased equity. In February 2001, JP's Board of Directors updated its ongoing share repurchase authorization to cover 5 million shares of common stock, and the Company intends to continue to make opportunistic repurchases.

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

                                       JP Life   JPFIC   JPLA
                                       -------   -----   ----

   A.M. Best                             A++      A++     A++
   Standard & Poor's                     AAA      AAA     AAA
   Fitch                                 AAA      AAA     AAA


Debt and Exchangeable Securities

Commercial paper outstanding was $541 and $405 at March 31, 2001 and December 31, 2000 with weighted average interest rates of 6.24% and 6.21%. The increase in commercial paper is due to the share repurchases and an opportunistic ability to purchase higher yielding securities. The maximum amount outstanding during the first quarter of 2001 was $565 versus $525 during the year ended December 31, 2000.

JP insurance subsidiaries have sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. The maximum amounts outstanding were $393 and $467 during first quarter 2001 and in 2000 following a substantial increase in 1999 to help fund the Guarantee acquisition. The securities involved had a fair value and amortized cost of $363 and $349, and $415 and $404, as of March 31, 2001 and December 31, 2000.

At March 31, 2001 and December 31, 2000, the Company had $149 and $139 Exchangeable securities and other debt outstanding, reflecting the Mandatorily Exchangeable Debt Securities (MEDS). Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at March 31, 2001.

At March 31, 2001 and December 31, 2000, net advances from subsidiaries were $358 and $346, all of which are eliminated in consolidation.

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

Cash provided by operations was $177 and $181 for the first three months of 2001 and 2000. The decrease of $4 reflects changes in payables and receivables related to the timing of investment commitments net of higher policy acquisition costs.

Net cash used in investing activities was $247 and $244 for the first three months of 2001 and 2000, with the increase in first quarter 2001 due to the timing of investment commitments.

Net cash provided by financing activities was $101 and $28 for the first three months of 2001 and 2000. Cash inflows from policyholder contract deposits net of withdrawals were $150 and $122 for the first three months of 2001 and 2000. The 2001 increase is a result of higher annuity sales as well as a decrease in annuity surrenders. Short-term borrowings increased by $136. The debt proceeds were used to reduce repurchase agreement debt ($49) and repurchase 2,227,500 shares of stock at an average cost of $43.03 per share.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first three months were $80 in 2001 and $91 in 2000, from JP Life, JPFIC and JPCC. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. The Company has no reason to believe that such approval will be withheld.

Cash and cash equivalents were $57 and $26 at March 31, 2001 and December 31, 2000. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $575 at March 31, 2001 and $549 at December 31, 2000. These securities, including $149 (at March 31, 2001) of Bank of America Corporation common stocks, which supports the MEDS, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at March 31, 2001 and December 31, 2000 were $13,784 and $13,529.

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

The carrying value of JP's holdings were as follows:

                                      March 31, 2001        December 31, 2001
                                      ---------------       -----------------
Publicly-issued bonds                  $12,857    61%         $12,445     61%
Privately-placed bonds                   3,643    17            3,634     18
Mortgage loans on real property          2,844    14            2,771     13
Common stock                               554     3              549      3
Policy loans                               930     4              923      4
Preferred stock                             31     -               31      -
Real estate                                135     1              135      1
Other                                       15     -               11      -
Cash and equivalents                        57     -               26      -
                                       --------------         ---------------
       Total                           $21,066   100%         $20,525    100%
                                       ===============        ===============

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

                                         March 31, 2001     December 31, 2000
                                         --------------     -----------------
   Bonds near or in default              $    40   0.2%      $     21    0.1%
   Bonds below investment grade              813   3.9            751    3.7
   Mortgage loans 60 days delinquent
     or in foreclosure                         4     -              1      -
   Mortgage loans restructured                10     -             10      -
   Foreclosed properties                       2     -              2      -
                                         --------------       ---------------
   Sub-total, "higher risk assets"           869   4.1            785    3.8
   All other investments                  20,197  95.9         19,740   96.2
                                         --------------       ---------------
       Total cash and investments        $21,066 100.0%       $20,525  100.0%
                                         ==============       ===============

The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct
investments.   Actual use of derivatives has been limited to managing well-
defined interest rate risks. Interest rate swaps with a current notional value of $185 were open as of March 31, 2001. There were no terminations of derivative financial instruments in the first three months of 2001. Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities".

Mortgage backed securities (including Collateralized Mortgage Obligations) which are included in debt securities Available for Sale, were as follows:

                                                        March 31   December 31
                                                          2001         2000
                                                        --------   -----------
   Federal agency issued mortgage backed securities      $2,595        $2,492
   Corporate private-labeled mortgage backed securities   2,302         2,230
                                                         ------        ------
          Total                                          $4,897        $4,722
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

Market Risk Exposures

With respect to the Company's exposure to market risks, see management's comments in the 2000 Form 10-K. Subsequent to December 31, 2000, interest rates declined 100 basis points more than the projected range of interest rates utilized in the sensitivity analysis in Form 10-K. The analysis of the impact on estimated earnings resulting from an additional decrease of 100 basis points over that utilized in Form 10-K would consist primarily of two components: (1) short-term debt and (2) the insurance portfolio. The decrease of 200 basis points in short-term interest rates was not fully reflected in first quarter 2001 earnings as the majority of our short-term debt repricing either occurred in the latter half of March or will occur in the second quarter 2001. Short-term debt repriced subsequent to March 31, 2001 indicates a reduction of interest expense over the remainder of the year of $4 after-tax. The insurance portfolio, however, would not be significantly impacted by an additional decrease in interest rates of 100 basis points above the amount utilized in Form 10-K based upon the predominately interest-sensitive insurance portfolio and asset/liability strategies employed by the Company. Management believes that the 20% hypothetical decline in the equity market remains reasonably possible in the near term.

External Trends and Forward Looking Information

With respect to economic trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 2000 Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Election of Directors at the May 7, 2001 annual meeting of shareholders:


              Class I                   Term       Votes For     Withheld
              -------                   ----       ---------     --------

              Robert G. Greer           3 years    86,641,693    3,321,673
              George W. Henderson II    3 years    89,250,394      712,971
              Patrick S. Pittard        3 years    89,361,131      602,235






Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports of Form 8-K

  There were none filed during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                    Chief Financial Officer and Treasurer
  Date  May 15, 2001

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                       (Principal Accounting Officer)
      Date  May 15, 2001