Form 10-Q
period 2001-06-30
JEFFERSON PILOT CORP
filed 2001-08-14
CIK 53347

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2001           Commission file number 1-5955



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



                             (336) 691-3000
          (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X       No
                           ------        ------

Number of shares of common stock outstanding at June 30, 2001    152,161,168

                       JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                 - Page No. -

Part I.  Financial Information
         Consolidated Unaudited Condensed Balance Sheets
         - June 30, 2001 and December 31, 2000                         3


         Consolidated Unaudited Condensed Statements of Income
         - Six Months ended June 30, 2001 and 2000                     4


         Consolidated Unaudited Condensed Statements of Cash Flows
         - Six Months ended June 30, 2001 and 2000                     5


         Notes to Consolidated Unaudited Condensed Financial
         Statements                                                    6


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12


Part II. Other Information                                            32


Signatures                                                            33

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
             (Dollar Amounts in Millions Except Share Information)

                                                           June 30  December 31
                                                            2001       2000
                                                           -------  -----------

                              ASSETS

Investments:
   Debt securities available for sale, at fair value
      (amortized cost $13,172 and $12,919)                 $13,233      $12,978
   Debt securities held to maturity, at amortized cost
      (fair value $3,373 and $3,134)                         3,362        3,130
   Equity securities available for sale, at fair value
      (cost $37 and $64)                                       560          551
   Mortgage loans on real estate                             2,891        2,771
   Policy loans                                                938          923
   Real estate                                                 134          135
   Other investments                                            15           11
                                                           -------      -------
         Total investments                                  21,133       20,499
Cash and cash equivalents                                       53           26
Accrued investment income                                      282          272
Due from reinsurers                                          1,402        1,450
Deferred policy acquisition costs and value of business
   acquired                                                  2,022        1,959
Cost in excess of net assets acquired                          318          323
Assets held in separate accounts                             2,218        2,311
Other assets                                                   480          481
                                                           -------      -------
         Total assets                                      $27,908      $27,321
                                                           =======      =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
   Future policy benefits                                  $ 2,591      $ 2,655
   Policyholder contract deposits                           16,904       16,555
   Dividend accumulations and other policyholder funds
      on deposit                                               252          191
   Policy and contract claims                                  142          176
   Other                                                       424          388
                                                           -------      -------
         Total policy liabilities                           20,313       19,965
Debt:
   Commercial paper and revolving credit borrowings            538          405
   Exchangeable Securities and other debt                      150          139
Securities sold under repurchase agreements                    284          397
Currently payable income taxes                                  31           60
Deferred income tax liabilities                                265          212
Liabilities related to separate accounts                     2,218        2,311
Accounts payable, accruals and other liabilities               520          373
                                                           -------      -------
         Total liabilities                                  24,319       23,862
                                                           -------      -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")              300          300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25
      per share:  authorized 350,000,000 shares; issued
      and outstanding 2001-151,161,168 shares;
      2000-154,305,846 shares                                  192          131
   Retained earnings                                         2,728        2,683
   Accumulated other comprehensive income -
      net unrealized gains on securities                       369          345
                                                           -------      -------
                                                             3,289        3,159
                                                           -------      -------
         Total liabilities and stockholders' equity        $27,908      $27,321
                                                           =======      =======

See Notes to Consolidated Condensed Financial Statements

                          JEFFERSON-PILOT CORPORATION
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                  (In Millions Except Per Share Information)



                                         Three Months Ended    Six Months Ended
                                              June 30              June 30
                                         ------------------    -----------------
                                           2001      2000        2001     2000
                                         ------------------    -----------------
Revenue:
Premiums and other considerations        $  349     $  336     $  698    $  675
Net investment income                       372        358        742       711
Realized investment gains                    30         31         87        79
Communications sales                         48         50         98       102
Other                                        30         28         58        56
                                         -------    -------    -------   -------
   Total revenue                            829        803      1,683     1,623
                                         -------    -------    -------   -------

Benefits and Expenses:
Insurance and annuity benefits              425        401        860       808
Insurance commissions, net of deferrals      35         30         66        62
General and administrative expenses,
 net of deferrals                            65         63        127       129
Amortization of policy acquistion costs
 and value of business acquired              63         72        126       133
Communications operations                    28         29         62        62
                                         -------    -------    -------   -------
   Total benefits and expenses              616        595      1,241     1,194
                                         -------    -------    -------   -------

Income before income taxes                  213        208        442       429
Provision for income taxes                   72         72        148       148
                                         -------    -------    -------   -------
Income before dividends on Capital
 Securities and cumulative effect of
 change in accounting principle             141        136        294       281
Dividends on Capital Securities              (6)        (6)       (12)      (12)
Cumulative effect of change in
 accounting for derivative instruments,
 net of income taxes (Note 5)                 -          -          1         -
                                         -------    -------    -------   -------
Net income available to common
 stockholders                            $  135     $  130     $  283    $  269
                                         =======    =======    =======   =======

Net income available to common
 stockholders, before dividends
 on Capital Securities                   $  141     $  136     $  295    $  281
Other comprehensive income - change
 in net unrealized gains on securities      (70)      (113)        24      (106)
                                         -------    -------    -------   -------
Comprehensive income                     $   71     $   23     $  319    $  175
                                         =======    =======    =======   =======

Average number of shares outstanding      152.1      154.7      152.8     154.7
                                         =======    =======    =======   =======

Net Income Per Share of Common Stock:

Net income available to common
 stockholders before realized investment
 gains and cumulative effect of change
 in accounting principle, net of
 income taxes                            $  0.75    $  0.71    $  1.47   $  1.41
Realized investment gains, net of
 income taxes                               0.13       0.13       0.37      0.33
Cumulative effect of change in
 accounting for derivative instruments,
 net of income taxes                           -          -       0.01         -
                                         -------    -------    -------   -------
Net income available to common
 stockholders                            $  0.88    $  0.84    $  1.85   $  1.74
                                         =======    =======    =======   =======

Net income available to common
 stockholders - assuming dilution        $  0.87    $  0.83    $  1.83   $  1.72
                                         =======    =======    =======   =======

Dividends declared per common share      $ 0.275    $ 0.247    $ 0.550   $ 0.494
                                         =======    =======    =======   =======

See Notes to Consolidated Condensed Financial Statements

                       JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED UNAUDITED CONDENSED
                        STATEMENTS OF CASH FLOWS
                              (In Millions)

                                                       Six Months Ended
                                                            June 30
                                                     ---------------------
                                                       2001         2000
                                                     ---------------------

Net cash provided by operations                      $   358      $   199
                                                     --------     --------

Cash Flows from Investing Activities:
 Investments purchased, net                             (479)        (272)
 Other investing activities                                -           (5)
                                                     --------     --------
  Net cash used in investing activities                 (479)        (277)
                                                     --------     --------


Cash Flows from Financing Activities:
 Policyholder contract deposits, net                   1,147        1,211
 Policyholder contract withdrawals, net                 (838)      (1,006)
 Net borrowings (repayments)                              24          (31)
 Repurchase of common shares, net                        (94)         (22)
 Cash dividends paid                                     (92)         (85)
 Other financing activities                                1            1
                                                     --------     --------
  Net cash provided by financing activities              148           68
                                                     --------     --------


Increase (Decrease) in cash and cash equivalents          27          (10)
 Cash and cash equivalents at beginning of period         26           62
                                                     --------     --------
 Cash and cash equivalents at end of period          $    53      $    52
                                                     ========     ========

Supplemental Cash Flow Information:
 Income taxes paid                                   $   138      $    97
                                                     ========     ========
 Interest paid                                       $    31      $    30
                                                     ========     ========


See Notes to Consolidated Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.


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

The following table summarizes certain financial information regarding the Company's reportable segments:

                                    June 30               December 31
                                     2001                    2000
                                 -------------           -------------
     ASSETS
      Individual Products          $ 15,348                $ 15,054
      AIP                             7,856                   7,691
      Benefit Partners                  742                     736
      Communications                    200                     212
      Corporate & other               3,762                   3,628
                                 -------------           -------------
          Total assets             $ 27,908                $ 27,321
                                 =============           =============

                               Three Months Ended        Six Months Ended
                                    June 30                   June 30
                               ------------------       ------------------
                                 2001       2000          2001       2000
                               ------------------       ------------------

REVENUES
  Individual Products            $426      $415         $  851      $  839
  AIP                             159       154            317         302
  Benefit Partners                144       132            287         260
  Communications                   48        49             97         101
  Corporate & Other                22        22             44          42
                                 ----      ----         ------      ------
                                  799       772          1,596       1,544
  Realized investment
    gains, before tax              30        31             87          79
                                 ----      ----         ------      ------
    Total revenues before
      cumulative effect of
      change in accounting
      principle                  $829      $803         $1,683      $1,623
                                 ====      ====         ======      ======


REPORTABLE SEGMENTS RESULTS
  AND RECONCILIATION TO NET
  INCOME AVAILABLE TO COMMON
  STOCKHOLDERS
  Individual Products            $ 76      $ 69         $  146      $  138
  AIP                              19        19             38          40
  Benefit Partners                 11         9             21          17
  Communications                    8         9             15          18
  Corporate & Other                 1         4              5           5
                                 ----      ----         ------      ------
    Total reportable segment
      results, before
      cumulative effect of
      change in accounting
      principle                   115       110            225         218
  Realized investment gains,
     net of tax                    20        20             57          51
                                 ----      ----         ------      ------
    Net income available to
      common stockholders,
      before cumulative effect
      of change in accounting
      principle                   135       130            282         269
    Cumulative effect of
      change in accounting for
      derivative instruments,
      net of income taxes

                                    -         -              1           -
                                  ----     ----         ------      ------
        Net income available
          to common
          stockholders            $135     $130         $  283      $  269
                                  ====     ====         ======      ======

3. Income from Continuing Operations Per Share of Common Stock

On February 12, 2001, the Board authorized a 50% stock dividend distributed on April 19, 2001 to shareholders of record as of March 19, 2001. All share and per share amounts have been restated to give a retroactive effect to the stock split. The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle:

                            Three Months Ended            Six Months Ended
                                 June 30                       June 30
                         -------------------------    --------------------------
                            2001           2000          2001           2000
                         -------------------------    --------------------------
Numerator:
  Net income before
    dividends on Capital
    Securities and
    cumulative effect of
    change in accounting
    principle            $        141  $        136   $        294  $        281
  Dividends on Capital
    Securities and
    preferred stock                 6             6             12            12
                         ------------  ------------   ------------  ------------
  Numerator for earnings
    per share and
    earnings per share -
    assuming dilution -
    Net income available
    to common
    stockholders, before
    cumulative effect of
    change in accounting
    principle            $        135  $        130   $        282  $        269
                         ============  ============   ============  ============
Denominator:
  Denominator for
    earnings per share -
    weighted-average
    share outstanding     152,133,839   154,725,350    152,828,044   154,728,770
  Effect of dilutive
    securities:
      Stock options         1,537,663     1,381,023      1,493,424     1,281,302
                         ------------  ------------   ------------  ------------
  Denominator for
    earnings per share
    assuming dilution -
    adjusted weighted-
    average shares
    outstanding           153,671,502   156,106,373    154,321,468   156,010,072
                         ============  ============   ============  ============

Earnings per share,
  before cumulative
  effect of change in
  accounting principle   $        0.88  $      0.84   $       1.84  $       1.74
                         =============  ===========   ============  ============

Earnings per share -
    assuming dilution,
    before cumulative
    effect of change
    in accounting
    principle            $        0.87  $      0.83   $       1.82  $       1.72
                         =============  ===========   ============  ============

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


5.  Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SAFA 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change, net of income taxes of $1.5 being recognized as income in the statement of net income. There was no cumulative effect recognized in other comprehensive income related to the Company's interest rate swaps, used as cash flow hedges, because these swaps were carried at fair value prior to adoption of SFAS 133. See Note 6 for a complete discussion of the Company's derivative instruments.

6.   Derivative Financial Instruments

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company's derivative instruments of $8.4 at June 30, 2001, are included in other investments in the accompanying balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company accounts for changes in fair values of derivatives that have no hedge designation or do not qualify for hedge accounting through current earnings during the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company's hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

Cash Flow Hedging Strategy

The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. During the quarter and the six months ended June 30, 2001, the ineffective portion of the Company's cash flow hedging instruments, which is recognized in realized investment gains, was not significant.

Activity in other comprehensive income related to cash flow hedges during the quarter and the six months ended June 30, 2001 was not significant.

The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Other Derivatives

The Company acquired a $30 block of equity indexed annuities as the result of its purchase of Guarantee. These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500r index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income. For the second quarter and the six months ended June 30, 2001, activity reflected in net investment income related to these options was not significant.

Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. During the quarter and the six months ended June 30, 2001, activity related to these swaps, which is recognized in realized investment gains, was not significant.

The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains, but had an insignificant effect for the second quarter and the six months ended June 30, 2001.

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

                           JEFFERSON-PILOT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of financial condition as of June 30, 2001, changes in financial condition for the six months then ended, and results of operations for the three month and six month periods ended June 30, 2001, as compared to the same periods of 2000 of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively, JP or Company). The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2000, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts. All prior share amounts have been restated to give retroactive effect to the Company's 50% stock dividend, which was effective in April 2001.


COMPANY PROFILE

The Company has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

Within the Individual Products segment, JP offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. At June 30, 2001, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (JPLA) (collectively, JP Financial). Effective August 1, 2000, Alexander Hamilton Life Insurance Company of America (AHL) and Guarantee Life Insurance Company (Guarantee) merged into JPFIC in order to improve efficiencies and reduce administrative expenses and other costs.

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

For the first half of 2001, JP's revenues were derived 53% from Individual Products, 20% from AIP, 18% from Benefit Partners, 6% from Communications, and 3% from Corporate and Other, excluding realized gains.

As a result of strategic studies undertaken last year, a refined marketing strategy emerged called Premier Partnering. The Company is intensely focused in 2001 on implementing this strategy to accelerate growth in individual life insurance sales. Strategic initiatives focus particularly on relationships with more productive agents, by providing a higher level of marketing support, as well as new ways of differentiating service for these key agents. Further, JP is focusing on selective markets in which the Company is tailoring specific products and marketing programs: wealth accumulation, wealth preservation and business planning. The Company plans to spend approximately $5 in 2001, primarily in new field recruiting and relationship management marketing support for agents. Most of the hiring was completed by June 30 and expenses were $2.5 and $3.0 for the second quarter and first six months of 2001. Related JP initiatives include an increased emphasis on employee development through adoption of a performance culture, continued effective cost control and application of "lean manufacturing" concepts to improve quality and reliability throughout our operating processes. The Company has set stretch goals of doubling the number of agents who qualify as Premier Partners and increasing the annual rate of life insurance sales (excluding large-case BOLI) by 50% within two years from 2000.


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

The following tables illustrate JP's results before and after the inclusion of realized investment gains and the cumulative effect of change in accounting for derivatives:

                                     Three Months Ended    Six Months Ended
                                           June 30              June 30
                                     ------------------   -------------------
                                       2001      2000       2001       2000
                                     ------------------   -------------------
   Consolidated Summary of Income
   ------------------------------
   Income before dividends on
     Capital Securities and
     cumulative effect of change
     in accounting principle         $140.4     $136.4     $293.5     $281.4
   Dividends on Capital Securities     (6.2)      (6.2)     (12.3)     (12.3)
   Cumulative effect of change in
     accounting for derivative
     instruments, net of income
     taxes                                -          -        1.5          -
                                     -------    -------    -------    -------
   Net income available to common
     stockholders                    $134.2     $130.2     $282.7     $269.1
                                     =======    =======    =======    =======
   Income before dividends on
     Capital Securities              $140.4     $136.4     $295.0     $281.4

   Other comprehensive income -
     change in net unrealized
     gains on securities              (70.1)    (113.9)      23.9     (106.5)
                                     -------    -------    -------    -------
   Comprehensive income               $ 70.3    $ 22.5     $318.9     $174.9
                                     =======    =======    =======    =======




                                   Three Months Ended                   Six Months Ended
                                        June 30                              June 30
                             ------------------------------      ------------------------------
                                 2001            2000                2001             2000
                             ------------------------------      ------------------------------
   Average number of shares
     outstanding             152,133,839    154,725,350 (a)      152,828,044    154,728,770 (a)
                             ===========    ===========          ===========    ===========

   Average number of shares
     outstanding - assuming
     dilution                153,671,502    156,106,373 (a)      154,321,468    156,010,072 (a)
                             ===========    ===========          ===========    ===========

   (a)  Number of shares has been restated as if the 50% stock dividend effective April 9, 2001 had been in effect for all periods presented.


The following table shows total reportable segment results:

                                    Three Months Ended        Six Months Ended
                                         June 30                   June 30
                                    ------------------       -------------------
                                      2001      2000           2001       2000
                                    ------------------       -------------------
  Consolidated Earnings Per Share
  -------------------------------
  Basic:
    Total reportable segment
      results                        $0.75      $0.71          $1.48 (b)   $1.41
    Realized investment gains
      (net of applicable income
      taxes)                          0.13       0.13           0.37        0.33
                                     -----      -----          -----       -----
    Net income available to
      common stockholders            $0.88      $0.84          $1.85       $1.74
                                     =====      =====          =====       =====
  Fully-diluted:
    Total reportable segment
      results                        $0.75      $0.71          $1.47 (b)   $1.40
  Realized investment gains
    (net of applicable income
    taxes)                            0.12       0.12           0.36        0.32
                                     -----      -----          -----       -----
  Net income available to common
    stockholders                     $0.87      $0.83          $1.83       $1.72
                                     =====      =====          =====       =====

  (b) Includes $0.01 per share of income relating to cumulative effect of change in accounting for derivatives.

Net income available to common stockholders increased 3.1% and 5.1% from the second quarter and first six months of 2000. Total reportable segment results increased 4.1% over the second quarter and first six months of 2000. Net realized gains decreased 2.5% and increased 9.2% from the second quarter and first six months of 2000.

Total reportable segment results per share including the cumulative effect of the change in accounting for derivatives increased 5.6% over second quarter 2000 and 5.0% over the first six months of 2000, reflecting the increase in earnings and the share repurchases since first quarter 2000. Earnings per share increased 4.8% over second quarter 2000 and 6.3% from the first six months of 2000. Earnings per share assuming dilution increased 4.8% from second quarter 2000 and increased 6.4% over the first six months of 2000 for the same reasons. Due to share repurchases net of stock plan issuances, the average number of diluted shares outstanding decreased 1.6% to 153.7 million shares and 1.1% to
154.3 million shares from the second quarter and first six months of 2000.

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

Results by Reportable Segment

                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                             ------------------        --------------------
                               2001       2000          2001          2000
                             ------------------        --------------------
  Individual Products        $ 76.5      $ 69.0        $146.0        $137.3
  AIP                          19.1        19.4          39.8 (a)      40.3
  Benefit Partners             10.5         8.9          20.9          17.2
  Communications                8.7         9.2          15.5          18.0
  Corporate and Other          (0.1)        3.7           4.5           5.0
                             -------     ------        ------        ------
  Total reportable segment
    results                   114.7       110.2         226.7         217.8
  Net realized investment
    gains                      19.5        20.0          56.0          51.3
                             -------     ------        ------        ------
  Net income available to
    common stockholders      $134.2      $130.2        $282.7        $269.1
                             =======     ======        ======        ======

  (a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.


Segment Assets

                             June 30    June 30
                              2001        2000
                             -------    -------
  Individual Products        $15,348    $14,883
  AIP                          7,856      7,525
  Benefit Partners               742        715
  Communications                 200        210
  Corporate and Other          3,762      3,466
                             -------    -------
    Total Assets             $27,908    $26,799
                             =======    =======

A more detailed discussion of reportable segment results follows.

INDIVIDUAL PRODUCTS

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these products. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues and reportable segment results on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, JP earns interest spreads and investment advisory fees on VUL policyholder fund balances. Reportable segment results for both traditional and UL-type products also includes earnings on required capital.

Segment results were:
                                 Three Months Ended          Six Months Ended
                                       June 30                    June 30
                                 ------------------         ------------------
                                  2001        2000           2001        2000
                                 ------------------         ------------------
   Life premiums and other
     considerations               $ 50.3     $ 53.7          $ 99.5     $112.0
   UL and investment product
     charges                       156.8      150.4           316.2      304.6
   Investment income, net of
     expenses                      216.9      209.4           431.5      417.7
   Other income                      1.9        2.1             3.9        4.3
                                  ------     ------          ------     ------
   Total revenues                  425.9      415.6           851.1      838.6
                                  ------     ------          ------     ------
   Policy benefits                 232.4      226.5           474.7      461.7
   Expenses                         75.8       83.1           152.0      166.5
                                  ------     ------          ------     ------
   Total benefits and
     expenses                      308.2      309.6           626.7      628.2
                                  ------     ------          ------     ------
   Reportable segment results
     before income taxes           117.7      106.0           224.4      210.4
   Provision for income taxes       41.2       37.0            78.4       73.1
                                  ------     ------          ------     ------
   Reportable segment results     $ 76.5     $ 69.0          $146.0     $137.3
                                  ======     ======          ======     ======

Individual Products reportable segment results increased $7.5 or 10.9% and $8.7 or 6.3% over the second quarter and first half of 2000, due primarily to growth in policyholder funds and expense reductions.


                                 Three Months Ended         Six Months Ended
                                       June 30                   June 30
                              -----------------------    -----------------------
                                2001           2000        2001           2000
                              -----------------------    -----------------------
   Annualized life insurance
     premium sales:
     Sales excluding large-
       case BOLI              $     43.1   $     37.4    $     79.3   $     77.8
     Large-case BOLI                 8.3          0.4           8.6          2.1

   Individual traditional
     insurance premiums       $     49.9   $     52.9    $     99.0   $    110.6

   Average UL policyholder
     fund balances               9,083.3      8,687.4       9,002.1      8,644.0
   Average VUL separate
     account assets              1,269.7      1,400.9       1,325.8      1,372.5
                              ----------   ----------    ----------   ----------
                              $ 10,353.0   $ 10,088.3    $ 10,327.9   $ 10,016.5
                              ==========   ==========    ==========   ==========

   Average face amount of
     insurance in force:
       Total                  $156,435.0   $157,609.0    $156,543.0   $157,856.0
       UL-type policies       $114,531.0   $112,002.0    $114,246.0   $111,784.0

   Average assets             $ 15,181.6   $ 14,891.3    $ 15,071.8   $ 14,793.8


Annualized life insurance premium sales in the prior year have been reclassified to conform with the presentations adopted in the current quarter.

Annualized life insurance premium sales excluding large-case BOLI increased 15.2% and 1.9% for the second quarter and first half of 2001 as the Company was repositioning several UL products to meet marketplace demand, despite a drop in Survivorship sales due to continued uncertainty about estate tax changes. Annualized large-case BOLI sales increased significantly over the second quarter and first half of 2000. JP's business strategy is to respond to individual sales opportunities for large-case BOLI when market rates of new investments accommodate required returns. Accordingly, these sales results will vary widely between periods.

Revenues include traditional insurance premiums, policy charges, and investment income. Individual revenues increased $10.3 or 2.5% over the second quarter of 2000 and $12.5 or 1.5% over the first half of 2000, primarily due to growth in average UL policyholder fund balances of 4.6% and 4.1% over the second quarter and first half of 2000. Average VUL separate account assets declined 9.4% and 3.4% over the second quarter and six months of 2000 primarily due to the drop in the equity markets.

Individual traditional premiums decreased 5.7% and 10.5% from second quarter and first half of 2000 as a result of a decrease in traditional business in force and certain reclassifications made during the integration of Guarantee. Policy charges, which include mortality, expense and surrender charges, improved 4.3% and 3.8% over the second quarter and first six months of 2000. 2001's increase is a result of the growth of the UL-type business in force.

Net investment income increased $7.5 or 3.6% and $13.8 or 3.3% over the second quarter and first six months of 2000, following the growth in policyholder funds. The portfolio yield on traditional assets increased 5 basis points to 7.79% and 4 basis points to 7.80% from the second quarter and first six months of 2000. The average investment spread on UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) increased 5 basis points to 2.01% and 3 basis points to 1.98% from the second quarter and six months of 2000. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Policy benefits increased 2.6% and 2.8% from the second quarter and six months of 2000. Traditional policy benefits were 107.9% versus 109.9% of premiums in the second quarter and 110.7% versus 104.7% for the first six months of 2001 and 2000. The increase for the first half 2001 was primarily due to reclassification of benefits reported in 2000 related to the integration of Guarantee which is consistent with JP's classification of expenses. Policy benefits on UL-type products (annualized) increased to 6.9% and 7.1% of average policyholder funds and separate accounts versus 6.7% and 6.9% in the second quarter and six months of 2000. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 8.8% and 8.7% from the second quarter and six months of 2000. The decline is due to the benefit derived from the Guarantee integration which includes some miscellaneous expense reductions and reclassifications, continued discipline in regards to general and administrative cost management and reduced DAC amortization. Expenses on individual traditional products were 30.4% of premiums in the second quarter and six months of 2001. For UL-type products, annualized expenses as a percentage of policyholder funds and separate accounts were 2.3% in the second quarter and six months of 2001 versus 2.6% for the second quarter and six months of 2000.

Average Individual Products assets grew 1.9% over the second quarter and six months of 2000. 2001's growth was due to sales of UL-type products and growth in existing policyholder funds from interest credited, partially offset by VUL equity declines. The annualized return on average Individual Products assets was 2.02% versus 1.85% and 1.94% versus 1.86% for the second quarter and six months of 2001 and 2000, as reportable segment results have grown faster than the growth in assets.


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

Reportable segment results were:

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 ------------------    -------------------
                                   2001      2000        2001       2000
                                 ------------------    -------------------
    Policy charges, premiums
      and other considerations   $    4.1  $    7.7    $    8.5   $   13.9
    Net investment income           127.4     119.0       257.8      235.8
    Concession and other income      27.9      27.1        53.6       52.7
                                 --------  --------    --------   --------
    Total revenues                  159.4     153.8       319.9      302.4
                                 --------  --------    --------   --------
    Policy benefits                  90.2      83.6       181.1      165.4
    Expenses                         39.7      40.3        77.4       74.8
                                 --------  --------    --------   --------
    Total benefits and expenses     129.9     123.9       258.5      240.2
                                 --------  --------    --------   --------
    Reportable segment results
      before income taxes            29.5      29.9        61.4       62.2
    Provision for income taxes       10.4      10.5        21.6       21.9
                                 --------  --------    --------   --------
    Reportable segment results   $   19.1  $   19.4     $  39.8   $   40.3
                                 ========  ========    ========   ========

Reportable segment results decreased $0.3 or 1.5% and $0.5 or 1.2% from the second quarter and first six months of 2000 due to a drop in earnings of the broker/dealer. The cumulative effect of the change in accounting for derivatives of $1.5 after tax was included in reportable segments of AIP in the first quarter 2001. The following table summarizes key information for AIP:

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 ------------------    -------------------
                                   2001      2000        2001       2000
                                 ------------------    -------------------
    Fixed annuity premium sales $ 226.4 $ 284.4 $ 493.3 $ 509.0 Variable annuity premium
      sales                           6.6      27.2        17.0       57.7
                                 --------  --------    --------   --------
                                 $  233.0  $  311.6    $  510.3   $  566.7

    Average policyholder fund
      balances                   $6,651.9  $6,233.0    $6,627.8   $6,230.2
    Average separate account
      policyholder fund
      balances                      552.6     721.9       550.0      708.4
                                 --------  --------    --------   --------
                                 $7,204.5  $6,954.9    $7,177.8   $6,938.6
                                 ========  ========    ========   ========

    Investment product sales     $  733.5  $  850.4    $1,464.6   $1,751.7
    Average assets               $7,810.9  $7,505.5    $7,726.1   $7,484.9


Fixed and variable annuity premium sales in the prior year have been reclassified to conform with the presentations adopted in the current quarter.

Annuity revenues are derived from investment income on segment assets, policy charges, and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker/dealer, and related entities. Revenues increased 3.6% and 5.8% over the second quarter and first six months of 2000. The adoption of FASB 133 caused a one time increase to net investment income of $2.3 in the first quarter 2001 as the derivatives utilized by the Company giving rise to the change were primarily associated with AIP products. Fixed annuity sales decreased 20.4% and 3.1% from the second quarter and first six months of 2000 due to lower prevailing interest rates, competition (especially from new products), and continued pricing discipline. In total, fixed and variable annuity sales decreased by 25.2% and 10.0% from the second quarter and first half of 2000, also reflecting the weaker equity markets.
Fixed annuity benefits and surrenders as a percentage of beginning fund balances decreased to 14.2% versus 24.5% and 15.4% versus 22.5% from the second quarter and first six months of 2000. Fixed annuities experienced a lower lapse rate, reflecting the combined efforts of lower interest rates on competing investments, increased surrender charge protection on our in-force block of business, and internal conservation initiatives. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that has low or no remaining surrender charges, and competition from other annuity products including those which pay interest rate bonuses and from other investment products. Fund balances with 5% or more surrender charges, including payout annuities, increased to 42% versus 35% at June 30,2001 and 2000. JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Concession and other income increased 3.0% and 1.7% from the second quarter and first six months of 2000.

Total AIP benefits and expenses increased 4.8% and 7.6% over the second quarter and first six months of 2000 primarily due to interest credited consistent with the growth of the fund balances. Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances remained constant at 5.4% in the second quarter and were 5.5% versus 5.3% in the first six months of 2001 and 2000. Effective spreads declined to 1.94% from 2.18% and 2.02% from 2.17% in the second quarter and first six months of 2000 due to continued strong sales of


JP's lower commission five-year product, which carries a lower spread requirement; competition; and higher crediting rates on new products than on annuities being surrendered.

Total AIP expenses decreased 1.5% and increased 3.5% from the second quarter and first six months of 2000. The decrease/increase in expenses from period to period results from a change in DAC amortization relative to the actual lapse rates experienced during the periods.

AIP posted annualized returns on average assets of 0.98% versus 1.03% and 1.03% versus 1.08% for the second quarter and first six months of 2001 and 2000.

The combined earnings of the broker/dealer and related entities which are included in the segment results were $0.4 versus $1.3 and $1.4 versus $3.0 for the second quarter and first six months of 2001 and 2000.


BENEFIT PARTNERS

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

The six months ended June 30, 2001 reflect JP's operational integration of the prior JP Life group life and disability operations into Guarantee's Omaha, Nebraska life, disability and dental operations.

Reportable segment results were:

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 ------------------    -------------------
                                   2001      2000        2001       2000
                                 ------------------    -------------------
    Premiums and other
      considerations             $  130.9  $  119.3    $  260.2   $  235.2
    Investment income,
      net of expenses                13.4      12.7        26.7       25.1
                                 --------  --------    --------   --------
    Total revenues                  144.3     132.0       286.9      260.3
                                 --------  --------    --------   --------
    Policy benefits                  96.5      87.4       192.2      171.8
    Expenses                         31.6      30.9        62.6       62.2
                                 --------  --------    --------   --------
    Total benefits and
      expenses                      128.1     118.3       254.8      234.0
                                 --------  --------    --------   --------
    Reportable segment results
      before income taxes            16.2      13.7        32.1       26.3
    Provision for income taxes        5.7       4.8        11.2        9.1
                                 --------  --------    --------   --------
    Reportable segment results   $   10.5  $    8.9    $   20.9   $   17.2
                                 ========  ========    ========   ========


Benefit Partners reportable segment results increased $1.6 or 18.0% and $3.7 or 21.5% over the second quarter and first six months of 2000. The following table summarizes key information for Benefit Partners:

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 ------------------    -------------------
                                   2001      2000        2001       2000
                                 ------------------    -------------------

    Life, Disability, and
    Dental:
     Annualized sales            $   32.8  $   25.3    $   79.3   $   63.7
     Loss ratio                      72.0%     70.5%       72.5%      71.9%

    Total expenses, % of
     premiums and
     equivalents                     24.1%     25.8%       24.1%      26.0%

    Average assets               $  734.6  $  710.3    $  727.3   $  683.2

    Premium income               $  130.9  $  119.7    $  259.4   $  238.6


Benefit Partners revenues increased $12.3 or 9.3% and $26.6 or 10.2% over the second quarter and first six months of 2000, including premium growth of $11.6 or 9.7% and $25.0 or 10.6% over the second quarter and first six months of 2000. Premium income increased 9.4% and 8.7% over the second quarter and first six months of 2000. Annualized sales growth for the core life, disability and dental lines of business was $7.5 or 29.6% and $15.6 or 24.5% over the second quarter and first six months of 2000. The increase in revenue is due to continued favorable sales growth combined with satisfactory persistency in the non-medical business; offset somewhat by the impact of the exit from the excess loss medical business.

Policy benefits increased 10.4% and 11.9% over the second quarter and first six months of 2000 which is consistent with the growth of business in force. The life, disability and dental incurred loss ratio was 72.0% versus 70.5% and 72.5% versus 71.9% in the second quarter and first six months of 2001 and 2000.

Total expenses (including the net deferral and amortization of policy acquisition costs) decreased 2.3% and 0.6% in the second quarter and first six months of 2001. As a percentage of premiums and equivalents, total expenses decreased to 24.1% versus 25.8% and 24.1% versus 26.0% for the second quarter and first six months of 2001 and 2000. This favorable expense trend is due in part to the integration of JP's and Guarantee's group operations and deferral of first year expenses on profitable Dental products.



COMMUNICATIONS

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     ------------------    ------------------
                                       2001      2000        2001      2000
                                     ------------------    ------------------
    Communications revenues (net)    $ 48.3     $ 49.8     $ 98.9     $103.2
    Operating costs and expenses       28.0       28.6       61.8       61.9
                                     -------    -------    -------    -------
    Broadcast cash flow                20.3       21.2       37.1       41.3
    Depreciation and amortization       2.7        2.9        5.5        5.7
    Corporate general and
      administrative expenses           2.0        1.4        3.3        2.7
    Net interest expense                1.1        1.2        2.2        2.4
                                     -------    -------    -------    -------
    Operating revenue before
      income taxes                     14.5       15.7       26.1       30.5
    Provision for income taxes          5.8        6.5       10.6       12.5
                                     -------    -------    -------    -------
    Reportable segment results       $  8.7     $  9.2     $ 15.5     $ 18.0
                                     =======    =======    =======    =======

Reportable segment results decreased 5.4% and 13.9% compared to the second quarter and first six months of 2000. The company continued to experience a decline in demand for advertising, due to a general softening of the economy in all markets.

Combined revenues for Radio and Television decreased 3.5% and 5.3% from the second quarter and first six months of 2000. Disregarding political revenues, Radio and Television decreased 2.7% and 4.0% from the second quarter and first six months of 2000. This decline is primarily attributable to decreases in national sales, due to slowing economic conditions.

Broadcast cash flow decreased by 4.2% and 10.2% from the second quarter and first six months of 2000.

Total expenses, excluding interest expense, decreased 0.6% in the second quarter and increased 0.4% for the first six months of 2001. Expenses, excluding interest expense, as a percent of communication revenues were 67.7% versus 66.1% and 71.4% versus 68.1% for the second quarter and first six months of 2001 and 2000. The increase as a percentage of revenues is mainly attributable to the decrease in revenues, while expenses have been held relatively flat year to year.

CORPORATE AND OTHER

The following table summarizes operating results for this segment:

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     ------------------    ------------------
                                       2001      2000        2001      2000
                                     ------------------    ------------------
    Earnings on investments          $ 23.0     $ 26.2     $ 47.3     $ 51.5
    Interest expense on debt and
      Exchangeable Securities          (8.3)      (9.2)     (16.8)     (18.1)
    Operating expenses                (10.2)      (5.2)     (17.4)     (12.7)
    Federal and state income tax
      expense                           1.6       (2.0)       3.7       (3.4)
                                     -------    -------    -------    -------
                                        6.1        9.8       16.8       17.3
    Dividends on Capital Securities
      and manditorily redeemable
      preferred stock                  (6.2)      (6.1)     (12.3)     (12.3)
                                     -------    -------    -------    -------
    Reportable segment results         (0.1)       3.7        4.5        5.0
    Realized investment gains          19.5       20.0       56.0       51.3
                                     -------    -------    -------    -------
    Reportable segment results,
      including realized gains       $ 19.4     $ 23.7     $ 60.5     $ 56.3
                                     =======    =======    =======    =======

The following table summarizes assets assigned to this segment:

                                                  June 30       June 30
                                                    2001          2000
                                                  -------      --------
  Parent company, passive investment
    companies and Corporate line assets of
    insurance subsidiaries                         $1,630       $1,599
  Unrealized gain (loss) on fixed interest
    investments                                        52         (246)
  Co-insurance receivables on acquired blocks       1,138        1,251
  Employee benefit plan assets                        364          342
  Goodwill arising from insurance acquisitions        275          263
  Other                                               303          257
                                                   ------       -------
      Total                                        $3,762       $3,466
                                                   ======       =======

Total assets for the Corporate and Other segment increased 8.6% from the first six months of 2000, primarily due to increases in market values of Available for Sale securities. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $298 from June 30, 2000. The increase is primarily the result of declining market interest rates.

Reportable segment results including realized gains decreased 17.7% and increased 7.6% from the second quarter and first six months of 2000. These amounts reflect an increase in stock repurchase activity primarily toward the end of the first quarter 2001, resulting in lower investment earnings in the second quarter of 2001, a decrease in interest expense due to lower borrowing rates, and an increase in corporate expenses. These expenses were primarily for the Company's national advertising campaign and consulting fees associated with implementation of the Premier Partnering strategic initiative which together were $6 and will not be repeated in the second half of 2001. Investment earnings decreased 12.2% and 8.2% from the second quarter and first six months of 2000. Interest expense on debt and exchangeable securities decreased $0.9 and $1.3 from the second quarter and first six months of 2000, as a result of lower average interest rates year over year. Operating expenses increased 96.2% and 37.0% over the second quarter and first six months of 2000 as described above. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. Federal and state income taxes decreased $3.6 and $7.1 from the second quarter and first six months of 2000 due primarily to the implementation of strategies that reduced the federal income tax on investment earnings and the resolution of tax issues for which we had previously established reserves.

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

Total assets increased $587 or 2.1% during the first six months of 2001, reflecting growth in income, policyholder contract deposits and investments. These favorable influences were partially offset by cash dividends paid to stockholders.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency office expenses (referred to as DAC). Net amounts deferred were $1,320 at June 30, 2001, an increase of 8.3% over December 31, 2000.

Value of business acquired (VOBA) represents the actuarially-determined present value of future gross profits of each business acquired. VOBA was $702 at June 30, 2001, down 5.0% from year end due to amortization.

Goodwill (cost of acquired businesses in excess of the fair value of net assets) was $318 at June 30, 2001 and $323 at December 31, 2000 with the decrease due to amortization. Goodwill as a percentage of shareholders' equity was 9.7% and 10.2% at June 30, 2001 and December 31, 2000.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At June 30, 2001 and December 31, 2000, JP had reinsurance receivables of $936 and $947 and policy loans of $182 and $184 which are related to the businesses of JP Financial that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2001 and 2000.



CAPITAL RESOURCES

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:


                                             June 30       December 31
                                              2001            2000
                                           -----------     -----------
   Total assets less separate accounts       $25,690         $25,010
   Total stockholders' equity                $ 3,289         $ 3,159
   Ratio of stockholders'equity to assets       12.8%           12.6%


The ratio of equity to assets has increased slightly primarily due to changes in unrealized gains on securities, partially offset by stock repurchases. Stockholders' equity increased $130 over December 31, 2000 due to net changes in values of Available for Sale securities and net income less dividends paid. Common shares outstanding reflected repurchases during the first six months of 2001 of $96 (2,227,500 shares at an average cost of $43.03 per share), which decreased equity. In February 2001, JP's Board of Directors updated its ongoing share repurchase authorization to cover 5 million shares of common stock, and the Company intends to continue to make opportunistic repurchases.

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

                                JP Life    JPFIC     JPLA
                                -------    -----     ----

    A.M. Best                     A++       A++      A++
    Standard & Poor's             AAA       AAA      AAA
    Fitch                         AAA       AAA      AAA


Debt and Exchangeable Securities

Commercial paper outstanding was $538 and $405 at June 30, 2001 and December 31, 2000 with weighted average interest rates of 5.56% and 6.21%. The increase in commercial paper is due to the share repurchases and an opportunistic ability to purchase higher yielding securities. The maximum amount outstanding during the first six months of 2001 was $565 versus $525 during the year ended December 31, 2000.

JP insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Repurchase agreements outstanding were $284 and $397 at June 30, 2001 and December 31, 2000. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy. The maximum amounts outstanding were $373 and $467 during the first six months of 2001 and in 2000 as the portion used to help fund the Guarantee acquisition was repaid. The securities involved had a fair value and amortized cost of $290 and $281, and $415 and $404, as of June 30, 2001 and December 31, 2000.

At June 30, 2001 and December 31, 2000, the Company had $150 and $139 Exchangeable securities and other debt outstanding, reflecting the Mandatorily Exchangeable Debt Securities (MEDS). Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at June 30, 2001.

At June 30, 2001 and December 31, 2000, net advances from subsidiaries were $393 and $346, all of which are eliminated in consolidation.

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

Cash provided by operations was $358 and $199 for the first six months of 2001 and 2000. The increase of $159 reflects changes in payables and receivables related to the timing of investment commitments net of higher policy acquisition costs.

Net cash used in investing activities was $479 and $277 for the first six months of 2001 and 2000, with the increase due to the timing of investment commitments and opportunistic purchases of higher yielding securities funded by commercial paper issuance.

Net cash provided by financing activities was $148 and $68 for the first six months of 2001 and 2000. Cash inflows from policyholder contract deposits net of withdrawals were $309 and $205 for the first six months of 2001 and 2000. The 2001 increase is a result of a decrease in annuity surrenders. Short-term borrowings (including commercial paper and repurchase agreements) increased by $20 for the first six months of 2001.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the first six months were $155 in 2001 and $379 in 2000, from JP Life, JPFIC and JPCC. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. The Company has no reason to believe that such approval will be withheld.


Cash and cash equivalents were $53 and $26 at June 30, 2001 and December 31, 2000. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $576 at June 30, 2001 and $549 at December 31, 2000. These securities, including $150 (at June 30, 2001) of Bank of America Corporation common stock which supports the MEDS, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at June 30, 2001 and December 31, 2000 were $13,793 and $13,529.


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

The carrying value of JP's holdings were as follows:

                                      June 30, 2001     December 31, 2000
                                    -----------------   -----------------
    Publicly-issued bonds            $12,443    58.7%    $12,006    58.5%
    Privately-placed bonds             4,123    19.5       4,073    19.8
    Mortgage loans on real property    2,891    13.6       2,771    13.5
    Common stock                         558     2.6         549     2.7
    Policy loans                         938     4.4         923     4.5
    Preferred stock                       31     0.2          31     0.2
    Real estate                          134     0.6         135     0.7
    Other                                 15     0.1          11       -
    Cash and equivalents                  53     0.3          26     0.1
                                    --------  -------   --------  -------
    Total                            $21,186   100.0%    $20,525   100.0%
                                    ========  =======   ========  =======


Certain amounts reported in the prior years schedule of privately-placed and publicly-issued assets have been reclassified to conform with the presentation adopted in the current year.

The strategy of identifying market sectors and niches that provide investment opportunities to meet the portfolios' growth, quality and yield requirements could result in changing percentages of private placements and commercial mortgage loans.

JP's Investment Policy Statement requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A1". The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. The amount of "below-investment grade" bonds increased this quarter as a result of several downgrades, yet it remains near JP's investment parameters. The Company monitors "higher risk" investments for compliance with the Policy and for proper valuation. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in foreclosure are carried at the net present value of expected future cash flows.

Carrying amounts of investments categorized as "higher risk" assets were:

                                      June 30, 2001     December 31, 2000
                                    -----------------   -----------------
    Bonds near or in default         $    44     0.2%    $    21   $ 0.1%
    Bonds below investment grade         866     4.1         751     3.7
    Mortgage loans 60 days
      delinquent or in foreclosure         4       -           1       -
    Mortgage loans restructured           10     0.1          10       -
    Foreclosed properties                  2       -           2       -
                                    --------  -------   --------  -------
    Sub-total, "higher risk assets"      926     4.4         785     3.8
    All other investments             20,260    95.6      19,740    96.2
                                    --------  -------   --------  -------
      Total cash and investments     $21,186   100.0%    $20,525   100.0%
                                    ========  =======   ========  =======

The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Actual use of derivatives has been limited to managing well-defined interest rate risks and equity indexed risks associated with certain annuity products. Interest rate swaps with a current notional value of $183 were open as of June 30, 2001. There were no terminations of derivative financial instruments in the first six months of 2001. Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities".

Mortgage backed securities (including Collateralized Mortgage Obligations) at June 30, which are included in debt securities Available for Sale, were as follows:

                                                         June 30    December 31
                                                          2001         2000
                                                       -----------  -----------
  Federal agency issued mortgage backed securities       $2,648       $2,492
  Corporate private-labeled mortgage backed securities    2,292        2,230
                                                       -----------  -----------
    Total                                                $4,940       $4,722
                                                       ===========  ===========

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

MARKET RISK EXPOSURES

With respect to the Company's exposure to market risks, see management's comments in the 2000 Form 10-K. During the first six months of 2001, interest rates declined 125 basis points more than the projected range of interest rates utilized in the sensitivity analysis in Form 10-K. The analysis of the impact on estimated earnings resulting from an additional decrease of 125 basis points over that utilized in Form 10-K would consist primarily of two components: (1) short-term debt (including commercial paper and repurchase agreements) and (2) the insurance portfolio. The decrease of 225 basis points in short-term interest rates since year-end has not been fully reflected in the first six months of 2001 as the majority of the short-term debt rolled over before the full rate reductions were in effect. As the majority of short-term debt rolls over during the second half of the year, current rates indicate a reduction of approximately $4 after tax from the first half's interest expense total. The insurance portfolio, however, would not be significantly impacted by an additional decrease in interest rates of 125 basis points above the amount utilized in Form 10-K based upon the predominately interest-sensitive insurance portfolio and asset/liability strategies employed by the Company. Management believes that the 20% hypothetical decline in the equity market remains reasonably possible in the near term.


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

Certain information in our SEC filings and in any other written or oral statements made by JP or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include, among others, the risks that JP might fail to successfully complete strategies for cost reductions, including anticipated expense savings and operating efficiencies from the integration of Guarantee, and for growth in sales of products through all distribution channels. Other uncertainties include general economic conditions, competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors, interest rate trends and fluctuations, and changes in federal and state tax (including estate tax), financial services industry or other laws and regulations and their impact.

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

(a)  Reports of Form 8-K

  There were none filed during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Dennis R. Glass
  (Name and Title)  Dennis R. Glass, Executive Vice President,
                                   Chief Financial Officer and Treasurer
  Date  August 14, 2001

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                       (Principal Accounting Officer)
  Date  August 14, 2001