Form 10-Q
period 2001-09-30
JEFFERSON PILOT CORP
filed 2001-11-13
CIK 53347

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2001           Commission file number 1-5955



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



                             (336) 691-3000
          (Registrant's telephone number, including area code)



Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X       No
                           ------        ------

Number of shares of common stock outstanding at September 30, 2001   150,451,507

                       JEFFERSON-PILOT CORPORATION


                                  INDEX


                                                                 - Page No. -

Part I.  Financial Information
         Consolidated Unaudited Condensed Balance Sheets
         - September 30, 2001 and December 31, 2000                    3


         Consolidated Unaudited Condensed Statements of Income
         - Nine Months ended September 30, 2001 and 2000               4


         Consolidated Unaudited Condensed Statements of Cash Flows
         - Nine Months ended September 30, 2001 and 2000               5


         Notes to Consolidated Unaudited Condensed Financial
         Statements                                                    6


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12


Part II. Other Information                                            32


Signatures                                                            33

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
             (Dollar Amounts in Millions Except Share Information)

                                                      September 30  December 31
                                                          2001         2000
                                                      ------------  -----------

                              ASSETS

Investments:
   Debt securities available for sale, at fair value
      (amortized cost $13,826 and $12,919)                 $14,276      $12,978
   Debt securities held to maturity, at amortized cost
      (fair value $3,486 and $3,134)                         3,367        3,130
   Equity securities available for sale, at fair value
      (cost $31 and $64)                                       506          551
   Mortgage loans on real estate                             2,979        2,771
   Policy loans                                                935          923
   Real estate                                                 133          135
   Other investments                                            22           11
                                                           -------      -------
         Total investments                                  22,218       20,499
Cash and cash equivalents                                      109           26
Accrued investment income                                      286          272
Due from reinsurers                                          1,427        1,450
Deferred policy acquisition costs and value of business
   acquired                                                  1,935        1,959
Cost in excess of net assets acquired                          315          323
Assets held in separate accounts                             1,926        2,311
Other assets                                                   488          481
                                                           -------      -------
         Total assets                                      $28,704      $27,321
                                                           =======      =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
   Future policy benefits                                  $ 2,545      $ 2,655
   Policyholder contract deposits                           17,548       16,555
   Dividend accumulations and other policyholder funds
      on deposit                                               246          191
   Policy and contract claims                                  177          176
   Other                                                       471          388
                                                           -------      -------
         Total policy liabilities                           20,987       19,965
Debt:
   Commercial paper and revolving credit borrowings            490          405
   Exchangeable Securities and other debt                      150          139
Securities sold under repurchase agreements                    459          397
Currently payable income taxes                                  85           60
Deferred income tax liabilities                                343          212
Liabilities related to separate accounts                     1,926        2,311
Accounts payable, accruals and other liabilities               522          373
                                                           -------      -------
         Total liabilities                                  24,962       23,862
                                                           -------      -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")              300          300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25
      per share:  authorized 350,000,000 shares; issued
      and outstanding 2001-150,451,507 shares;
      2000-154,305,846 shares                                  188          131
   Retained earnings                                         2,753        2,683
   Accumulated other comprehensive income -
      net unrealized gains on securities                       501          345
                                                           -------      -------
                                                             3,442        3,159
                                                           -------      -------
         Total liabilities and stockholders' equity        $28,704      $27,321
                                                           =======      =======

See Notes to Consolidated Condensed Financial Statements

                          JEFFERSON-PILOT CORPORATION
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                  (In Millions Except Per Share Information)



                                         Three Months Ended    Nine Months Ended
                                            September 30         September 30
                                         ------------------    -----------------
                                           2001      2000        2001     2000
                                         ------------------    -----------------
Revenue:
Premiums and other considerations        $  359     $  337     $1,057    $1,011
Net investment income                       391        356      1,133     1,068
Realized investment gains                    24         26        111       105
Communications sales                         45         48        143       150
Other                                        26         40         84        96
                                         -------    -------    -------   -------
   Total revenue                            845        807      2,528     2,430
                                         -------    -------    -------   -------

Benefits and Expenses:
Insurance and annuity benefits              465        407      1,325     1,214
Insurance commissions, net of deferrals      29         39         95        79
General and administrative expenses,
 net of deferrals                            60         60        187       189
Amortization of policy acquistion costs
 and value of business acquired              54         71        180       228
Communications operations                    28         27         90        89
                                         -------    -------    -------   -------
   Total benefits and expenses              636        604      1,877     1,799
                                         -------    -------    -------   -------

Income before income taxes                  209        203        651       631
Provision for income taxes                   70         68        218       215
                                         -------    -------    -------   -------
Income before dividends on Capital
 Securities and cumulative effect of
 change in accounting principle             139        135        433       416
Dividends on Capital Securities              (6)        (6)       (18)      (18)
Cumulative effect of change in
 accounting for derivative instruments,
 net of income taxes (Note 5)                 -          -          1         -
                                         -------    -------    -------   -------
Net income available to common
 stockholders                            $  133     $  129     $  416    $  398
                                         =======    =======    =======   =======

Net income available to common
 stockholders, before dividends
 on Capital Securities                   $  139     $  135     $  434    $  416
Other comprehensive income - change
 in net unrealized gains on securities      132         92        156       (14)
                                         -------    -------    -------   -------
Comprehensive income                     $  271     $  227     $  590    $  402
                                         =======    =======    =======   =======

Average number of shares outstanding      152.0      154.5      152.5     154.7
                                         =======    =======    =======   =======

Net Income Per Share of Common Stock:

Net income available to common
 stockholders before realized investment
 gains and cumulative effect of change
 in accounting principle, net of
 income taxes                            $  0.78    $  0.73    $  2.25   $  2.13
Realized investment gains, net of
 income taxes                               0.10       0.11       0.47      0.45
Cumulative effect of change in
 accounting for derivative instruments,
 net of income taxes                           -          -       0.01         -
                                         -------    -------    -------   -------
Net income available to common
 stockholders                            $  0.88    $  0.84    $  2.73   $  2.58
                                         =======    =======    =======   =======

Net income available to common
 stockholders - assuming dilution        $  0.87    $  0.83    $  2.70   $  2.55
                                         =======    =======    =======   =======

Dividends declared per common share      $ 0.275    $ 0.246    $ 0.825   $ 0.740
                                         =======    =======    =======   =======

See Notes to Consolidated Condensed Financial Statements

                       JEFFERSON-PILOT CORPORATION
                     CONSOLIDATED UNAUDITED CONDENSED
                        STATEMENTS OF CASH FLOWS
                              (In Millions)

                                                       Nine Months Ended
                                                         September 30
                                                     ---------------------
                                                       2001         2000
                                                     ---------------------

Net cash provided by operations                      $   590      $   302
                                                     --------     --------

Cash Flows from Investing Activities:
 Investments purchased, net                           (1,195)        (464)
 Other investing activities                              (25)         (28)
                                                     --------     --------
  Net cash used in investing activities               (1,220)        (492)
                                                     --------     --------


Cash Flows from Financing Activities:
 Policyholder contract deposits, net                   2,126        2,056
 Policyholder contract withdrawals, net               (1,256)      (1,579)
 Net short-term borrowings (repayments)                  148         (134)
 Repurchase of common shares, net                       (166)         (21)
 Cash dividends paid                                    (140)        (135)
 Other financing activities                                1            2
                                                     --------     --------
  Net cash provided by financing activities              713          189
                                                     --------     --------


Increase (Decrease) in cash and cash equivalents          83           (1)
 Cash and cash equivalents at beginning of period         26           62
                                                     --------     --------
 Cash and cash equivalents at end of period          $   109      $    61
                                                     ========     ========

Supplemental Cash Flow Information:
 Income taxes paid                                   $   148      $   141
                                                     ========     ========
 Interest paid                                       $    39      $    50
                                                     ========     ========


See Notes to Consolidated Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.


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

The following table summarizes certain financial information regarding the Company's reportable segments:

                                September 30    December 31
                                    2001           2000
                                ------------    ------------
    Assets
      Individual Products         $ 15,665        $ 15,239
      AIP                            8,470           7,784
      Benefit Partners                 771             739
      Communications                   207             212
      Corporate & other              3,591           3,347
                                ------------    ------------
          Total assets            $ 28,704        $ 27,321
                                ============    ============

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      ------------------
                                      2001      2000          2001      2000
                                    ------------------      ------------------
    Revenues
      Individual Products             $429      $417         $1,280    $1,255
      AIP                              159       166            476       469
      Benefit Partners                 157       135            444       395
      Communications                    45        47            143       148
      Corporate & Other                 31        16             74        58
                                      ----      ----         ------    ------
                                       821       781          2,417     2,325
      Realized investment               24        26            111       105
        gains, before tax             ----      ----         ------    ------

        Total revenues before
          cumulative effect of
          change in accounting
          principle                   $845      $807         $2,528    $2,430
                                      ====      ====         ======    ======

    Reportable segments results
      and reconciliation to net
      income available to
      common stockholders

      Individual Products             $ 70      $ 77         $  216    $  214
      AIP                               17        18             55        58
      Benefit Partners                  12         7             33        25
      Communications                     8        10             24        28
      Corporate & Other                 10         -             15         5
                                      ----      ----         ------    ------
        Total reportable segment
          results, before
          cumulative effect of
          change in accounting
          principle                    118       112            343       330
      Realized investment gains,
        net of tax                      16        17             72        68
                                      ----      ----         ------    ------
        Net income available to
          common stockholders,
          before cumulative effect
          of change in accounting
          principle                    133       129            415       398
        Cumulative effect of change
          in accounting for
          derivative instruments,
          net of income taxes            -         -              1         -
                                      ----      ----         ------    ------
            Net income available to
              common stockholders     $133      $129         $  416    $  398
                                      ====      ====         ======    ======

3. Income Per Share of Common Stock

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


                             Three Months Ended          Nine Months Ended
                                September 30                September 30
                          ------------------------    ------------------------
                             2001          2000          2001          2000
                          ------------------------    ------------------------
Numerator:
  Net income before
    dividends on Capital
    Securities and
    cumulative effect of
    change in accounting
    principle             $       139  $       135    $       433  $       416
  Dividends on Capital
    Securities and
    preferred stock                 6            6             18           18
                          -----------  -----------    -----------  -----------
  Numerator for earnings
    per share and
    earnings per share -
    assuming dilution -
    Net income available
    to common
    stockholders, before
    cumulative effect of
    change in accounting
    principle             $       133  $       129    $       415  $       398
                          ===========  ===========    ===========  ===========


Denominator:
  Denominator for
    earnings per share-
    weighted-average
    shares outstanding    151,958,906  154,522,837    152,535,148  154,659,624
  Effect of dilutive
    securities:
     Employee stock
     options                1,544,505    1,428,111      1,537,657    1,330,239
                          -----------  -----------    -----------  -----------
  Denominator for
    earnings per share-
    assuming dilution -
    adjusted weighted-
    average shares
    outstanding           153,503,411  155,950,948    154,072,805  155,989,863
                          ===========  ===========    ===========  ===========

Earnings per share,
  before cumulative
  effect of change in
  accounting principle    $      0.88  $      0.83    $      2.72  $      2.57
                          ===========  ===========    ===========  ===========

Earnings per share -
  assuming dilution,
  before cumulative
  effect of change
  in accounting
  principle               $      0.87  $      0.83    $      2.69  $      2.55
                          ===========  ===========    ===========  ===========

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. Effective January 1, 2002, the Company will adopt SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption, goodwill and certain other intangible assets will no longer be amortized. The Company will also be required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment at least annually at the reporting unit level. Any transitional impairment losses will be recognized as the effect of a change in accounting principle. The Company does not expect the effect of any impairment losses to have a material impact on the Company's financial position or results of operations.

Based on current levels of amortization expense, the Company estimates that the elimination of goodwill expense will positively impact net income by approximately $12.7 or approximately $0.08 per common share (diluted), on an annual basis.

6.   Derivative Financial Instruments

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company's derivative instruments of $14.2 at September 30, 2001, are included in other investments in the accompanying balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company accounts for changes in fair values of derivatives that have no hedge designation or do not qualify for hedge accounting through current earnings during the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company's hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

Cash Flow Hedging Strategy

The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. During the quarter and the nine months ended September 30, 2001, the ineffective portion of the Company's cash flow hedging instruments, which is recognized in realized investment gains, was not significant.

During the quarter and the nine months ended September 30, 2001, the Company recognized other comprehensive income related to cash flow hedges of $4.3 and $5.2.

The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Other Derivatives

The Company acquired a $30 block of equity indexed annuities as the result of its purchase of Guarantee Life Insurance Company (Guarantee). These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income. For the third quarter and the nine months ended September 30, 2001, activity reflected in net investment income related to these options was not significant.

Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. During the quarter and the nine months ended September 30, 2001, the Company recognized realized investment gains of $1.3 and $1.4 related to these swaps.

The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains, but had an insignificant effect for the third quarter and nine months ended September 30, 2001.

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

                           JEFFERSON-PILOT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of financial condition as of September 30, 2001, changes in financial condition for the nine months then ended, and results of operations for the three month and nine month periods ended September 30, 2001, as compared to the same periods of 2000 of Jefferson-Pilot Corporation and consolidated subsidiaries (collectively, JP or Company). The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2000, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts. All prior share amounts have been restated to give retroactive effect to the Company's 50% stock dividend, which was effective in April 2001.


COMPANY PROFILE

The Company has five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

Within the Individual Products segment, JP offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These insurance and investment products are currently marketed to individuals and businesses in the United States. At September 30, 2001, the Company's principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (JPLA) (collectively, JP Financial).

Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production.

Corporate and Other contains the activities of the parent company and passive investment affiliates, surplus, including earnings thereon of the life insurance subsidiaries not allocated to other reportable segments, financing expenses on Corporate debt, strategic initiatives derived to benefit the entire company, and federal and state income taxes not otherwise allocated to business segments.

JP has expanded through acquisitions in prior years. JP's acquisition strategy is designed to enhance core business growth and deploy excess capital. The focus is to increase distribution, add products, add technology and provide economies of scale.

For the nine months of 2001, JP's revenues were derived 53% from Individual Products, 20% from AIP, 18% from Benefit Partners, 6% from Communications, and 3% from Corporate and Other, excluding realized gains.

As a result of strategic studies undertaken last year, a refined marketing strategy called Premier Partnering was adopted. Strategic initiatives include a higher level of marketing support and improved service for more productive agents, tailoring specific products and marketing programs, and implementation of "lean manufacturing" to improve quality and reliability throughout our marketing processes. The Company remains intensely focused on implementing this strategy to accelerate the growth of life insurance sales and increase the number of agents who qualify as Premier Partners.


RESULTS OF OPERATIONS

In the following discussion "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized gains on sales of investments (realized investment gains). Realized investment gains, as defined, are net of related income taxes and amortization of deferred acquisition costs (DAC) and value of business acquired (VOBA). Realized investment gains are included in the "Corporate and Other" segment. Reportable segment results is the basis used by management of the Company in assessing the performance of its business segments. Management believes that reportable segment results are relevant and useful information. Gains from sale of investments arise in majority from its Available for Sale equity and bond portfolios and may be realized in the sole discretion of management. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

The following tables illustrate JP's results before and after the inclusion of realized investment gains and the cumulative effect of the SFAS 133 change in accounting for derivatives:

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     -------------------
                                       2001      2000         2001       2000
                                     ------------------     -------------------
  Consolidated Summary of Income
  ------------------------------
  Income before dividends on
    Capital Securities and
    cumulative effect of
    change in accounting
    principle                        $139.8     $135.3      $433.3      $416.7
  Dividends on Capital Securities      (6.1)      (6.1)      (18.4)      (18.4)
  Cumulative effect of change in
    accounting for derivative
    instruments, net of income
    taxes                                 -          -         1.5           -
                                     -------    -------     -------     -------
  Net income available to common
    stockholders                     $133.7     $129.2      $416.4      $398.3
                                     =======    =======     =======     =======
  Income before dividends on
    Capital Securities               $139.8     $135.3      $434.8      $416.7

  Other comprehensive income -
    change in net unrealized
    gains on securities               132.0       92.5       155.9       (14.0)
                                     -------    -------     -------     -------
  Comprehensive income               $271.8     $227.8      $590.7      $402.7
                                     =======    =======     =======     =======

                       Three Months Ended              Nine Months Ended
                          September 30                    September 30
                  ----------------------------  --------------------------------
                      2001          2000            2001              2000
                  ----------------------------  --------------------------------
  Average
    number of
    shares
    outstanding   151,958,906  154,522,837 (a)  152,535,148 (a)  154,659,624 (a)
                  ===========  ===============  ===============  ===============
  Average
    number of
    shares
    outstanding -
    assuming
    dilution      153,503,411  155,950,948 (a)  154,072,805 (a)  155,989,863 (a)
                  ===========  ===============  ===============  ===============

  (a) Number of shares has been restated as if the 50% stock dividend effective April 9, 2001 had been in effect for all periods presented.

The following table shows total reportable segment results:


                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     -------------------
                                       2001      2000         2001       2000
                                     ------------------     -------------------
  Consolidated Earnings Per Share
  -------------------------------
  Basic:
    Total reportable segment
      results                         $0.78      $0.73       $2.26 (b)   $2.13
    Realized investment gains
      (net of applicable income
      taxes)                           0.10       0.11        0.47        0.45
                                      -----      -----       -----       -----
    Net income available to
      common stockholders             $0.88      $0.84       $2.73       $2.58
                                      =====      =====       =====       =====
  Fully-diluted:
    Total reportable segment
      results                         $0.77      $0.72       $2.24 (b)   $2.12
    Realized investment gains (net
      of applicable income taxes)      0.10       0.11        0.46        0.43
                                      -----      -----       -----       -----
    Net income available to common
      stockholders                    $0.87      $0.83       $2.70       $2.55
                                      =====      =====       =====       =====

  (b) Includes $0.01 per share of income relating to cumulative effect of change in accounting for derivatives.

Net income available to common stockholders increased 3.5% and 4.5% from the third quarter and nine months of 2000. Total reportable segment results increased 5.0% and 4.4% over the third quarter and nine months of 2000. There were several one-time earnings fluctuations that occurred during the 2001 third quarter, including increased mortality relating to the September 11th terrorist attacks. In total these fluctuations reduced quarterly and year-to-date reportable segment results by approximately $4. The larger fluctuations are discussed further in the results by segment. Net realized gains decreased 6.5% and increased 5.3% from the third quarter and nine months of 2000.

Total reportable segment results per share including the cumulative effect of the change in accounting for derivatives increased 6.8% and 6.1% over third quarter and nine months of 2000, reflecting the increase in earnings and common share repurchases. Earnings per share assuming dilution increased 4.8% and 5.9% over the third quarter and nine months of 2000 for the same reasons. As mentioned in the previous paragraph, one-time negative earnings fluctuations affected earnings per share by approximately $.03 per share. Due to share repurchases, net of stock plan issuances, the average number of diluted shares outstanding decreased 1.6% to 153.5 million shares and 1.2% to 154.1 million shares from the third quarter and nine months of 2000.


RESULTS BY BUSINESS SEGMENT

Management assesses profitability by business segment and measures other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics JP uses to track performance. Because of the nature of life insurance sales, which are primarily long-duration contracts in the Individual Products and AIP segments, sales in a given quarter do not have a near term material impact on operating results and therefore are not considered to be material information. However, trends relating to new sales over a longer period of time may be an indicator of future growth and profitability.

Reportable segments are determined in a manner consistent with the way management organizes for purposes of making operating decisions and assessing performance. Invested assets backing insurance liabilities are assigned to segments in relation to policyholder funds and reserves. Net deferred acquisition costs incurred, value of business acquired, reinsurance receivables and communications assets are assigned to the respective segments where those assets originate. Invested assets are also assigned to back capital allocated to each segment in relation to JP's philosophy for managing business risks, reflecting appropriate conservatism. The remainder of invested and other assets is assigned to the Corporate and Other segment.

Results by Reportable Segment

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     -------------------
                                       2001      2000         2001       2000
                                     ------------------     -------------------
   Individual Products                $ 69.9    $ 76.6       $215.9     $213.9
   AIP                                  17.3      18.3         57.1 (a)   58.6
   Benefit Partners                     12.1       7.5         33.0       24.7
   Communications                        8.2       9.7         23.7       27.7
   Corporate and Other                  10.3       0.1         14.8        5.1
                                      ------    ------       ------     ------
   Total reportable segment results    117.8     112.2        344.5      330.0
   Net realized investment gains        15.9      17.0         71.9       68.3
                                      ------    ------       ------     ------
   Net income available to common
     stockholders                     $133.7    $129.2       $416.4     $398.3
                                      ======    ======       ======     ======

   (a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

Segment Assets

                                     September 30    September 30
                                         2001            2000
                                     ------------    ------------
   Individual Products                  $15,665         $15,188
   AIP                                    8,470           7,733
   Benefit Partners                         771             742
   Communications                           207             203
   Corporate and Other                    3,591           3,407
                                     ------------    ------------
     Total Assets                       $28,704         $27,273
                                     ============    ============

A more detailed discussion of reportable segment results follows.


INDIVIDUAL PRODUCTS

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these products. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. Traditional premium receipts are recognized as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder and are not recognized as revenues. Revenues on these products arise from mortality, expense and surrender charges to policyholder fund balances (policy charges).

Additionally, JP earns interest spreads on all UL-type and traditional products as well as investment advisory fees on VUL policyholder fund balances. Policy benefits include interest credited to policyholder fund balances net of mortality, and other claim related costs. Reportable segment results for both traditional and UL-type products also includes earnings on required capital.

Segment results were:
                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     --------------------
                                       2001      2000         2001       2000
                                     ------------------     --------------------
   Life premiums and other
     considerations                  $  47.5    $  48.1     $  147.0    $  160.1
   UL and investment product
     charges                           161.3      154.8        477.5       459.5
   Investment income, net of
     expenses                          218.2      211.7        649.7       629.4
   Other income                          1.8        2.3          5.7         6.6
                                     -------    -------     --------    --------
   Total revenues                      428.8      416.9      1,279.9     1,255.6
                                     -------    -------     --------    --------
   Policy benefits                     256.5      225.3        731.2       687.0
   Expenses                             64.8       74.6        216.8       241.1
                                     -------    -------     --------    --------
   Total benefits and expenses         321.3      299.9        948.0       928.1
                                     -------    -------     --------    --------
   Reportable segment results
     before income taxes               107.5      117.0        331.9       327.5
   Provision for income taxes           37.6       40.4        116.0       113.6
                                     -------    -------     --------    --------
   Reportable segment results        $  69.9    $  76.6     $  215.9    $  213.9
                                     =======    =======     ========    ========

Individual Products reportable segment results decreased $6.7 or 8.7% and increased $2.0 or 0.9% over the third quarter and nine months of 2000. The third quarter results included $6.0 after tax of unusual items that adversely affected this segment. The largest item was an after tax/after DAC $4.0 related to additional mortality resulting from the September 11th event. The other $2.0 primarily related to an internal reallocation from the Individual Products to the Corporate segment, which did not affect net income overall.

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                ----------------------   ----------------------
                                   2001        2000         2001        2000
                                ----------------------   ----------------------

   Annualized life insurance
     premium sales:
     Sales excluding
       large case BOLI          $     47.9  $     40.6   $    127.2  $    118.3
     Large case BOLI                   2.5           -         11.1         2.1

   Individual traditional
     insurance premiums         $     46.8  $     47.5   $    145.8  $    158.2

   Average UL policyholder
     fund balances              $  9,182.9  $  8,826.8   $  9,044.4  $  8,770.7
   Average VUL separate
     account assets                1,336.6     1,406.1      1,294.3     1,383.7
                                ----------  ----------   ----------  ----------
                                $ 10,519.5  $ 10,232.9   $ 10,338.7  $ 10,154.4
                                ==========  ==========   ==========  ==========
   Average face amount of
     insurance in force:
       Total                    $157,051.0  $156,928.0   $156,779.0  $157,551.0
       UL-type policies         $115,473.0  $112,460.0   $114,696.0  $112,025.0

   Average assets               $ 15,599.9  $ 15,128.4   $ 15,396.0  $ 15,029.1

Annualized life insurance premium sales excluding large case BOLI increased 18.0% and 7.5% for the third quarter and nine months of 2001 as the Company is experiencing increased sales as a result of marketing initiatives and the introduction of several new UL products during the first quarter. Annualized large case BOLI sales increased significantly over the third quarter and nine months of 2000. JP's business strategy is to respond to individual sales opportunities for large case BOLI when the market accommodates required returns. Accordingly, these sales results will vary widely between periods.

Revenues include traditional insurance premiums, policy charges and investment income. Individual revenues increased $11.9 or 2.9% over the third quarter of 2000 and $24.3 or 1.9% over the nine months of 2000, primarily due to growth in average UL policyholder fund balances of 4.0% and 3.1% over the third quarter and nine months of 2000. Average VUL separate account assets declined 4.9% and 6.5% from the third quarter and nine months of 2000 primarily due to the drop in the equity markets. Adjusting for the decrease in fair market value, net of dividends, year over year, separate account balances would have increased by 15.0% and total fund balances would have grown by 5.0%.

Individual traditional premiums decreased 1.5% and 7.8% from third quarter and nine months of 2000 as a result of a decrease in traditional business in force and certain reclassifications made in 2000 related to the integration of Guarantee. Product charges, which include mortality, expense and surrender charges, improved 4.2% and 3.9% over the third quarter and nine months of 2000, due to the growth of the UL-type business in force.

Net investment income increased $6.5 or 3.1% and $20.3 or 3.2% over the third quarter and nine months of 2000, following the growth in policyholder funds. The portfolio yield on traditional assets increased 3 basis points to 7.76% and 6 basis points to 7.79% from the third quarter and nine months of 2000. The average investment spread on UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) decreased 3 basis points and increased 1 basis point to 1.98% from the third quarter and nine months of 2000. In addition to being impacted by portfolio yields and crediting rates, interest spreads may vary over time due to competitive strategies and changes in product design.

Total policy benefits increased 13.8% and 6.4% from the third quarter and nine months of 2000 reflecting an overall increase in mortality of $15.1 for the quarter and $13.5 year-to-date. This increase includes $7.8 related to the September 11th terrorist attack coupled with unusually low mortality in the third quarter of 2000. Traditional policy benefits were 108.1% versus 99.5% of premiums in the third quarter and 109.8% versus 103.2% for the nine months of 2001 and 2000, reflecting the continual decrease in demand for traditional type products versus UL-type products. Policy benefits on UL-type products (annualized) increased to 7.8% and 7.4% of average policyholder funds and separate accounts versus 7.0% and 6.9% in the third quarter and nine months of 2000. Policy benefits include interest credited to policyholder accounts on UL-type products, whereas premium receipts on these products are credited directly to policyholder accounts and not recorded as revenues.

Total expenses decreased 13.1% and 10.1% from the third quarter and nine months of 2000. The decline is due primarily to a decrease in amortization of DAC and VOBA resulting from an increase in mortality on UL-type policies in 2001 versus 2000. Amortization of DAC and VOBA on UL-type products will increase when mortality experience is lower and decrease when mortality experience is higher. Expenses on individual traditional products were 23.2% and 28.1% of premiums in the third quarter and nine months of 2001. For UL-type products, annualized expenses as a percentage of policyholder funds and separate accounts were 2.0% and 2.2% in the third quarter and nine months of 2001 versus 2.5% for the third quarter and nine months of 2000.

Average Individual Products' assets grew 3.1% and 2.4% over the third quarter and nine months of 2000, due to sales of UL-type products and growth in existing policyholder funds from interest credited, partially offset by VUL separate account declines. The annualized return on average Individual Products' assets was 1.8% and 1.9% in the third quarter and nine months of 2001 versus 2.0% and 1.9% for the third quarter and nine months of 2000.


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

Reportable segment results were:

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     -------------------
                                       2001      2000         2001       2000
                                     ------------------     -------------------
   Policy charges, premiums and
     other considerations             $  2.5    $  7.6       $ 11.0     $ 21.5
   Net investment income               133.8     121.4        391.6      358.0
   Concession and other income          22.4      37.4         76.0       89.2
                                      ------    ------       ------     ------
   Total revenues                      158.7     166.4        478.6      468.7
                                      ------    ------       ------     ------

   Policy benefits                      98.8      86.0        279.9      251.4
   Expenses                             33.1      51.9        110.5      126.7
                                      ------    ------       ------     ------
   Total benefits and expenses         131.9     137.9        390.4      378.1
                                      ------    ------       ------     ------
   Reportable segment results
     before income taxes                26.8      28.5         88.2       90.7
   Provision for income taxes            9.5      10.2         31.1       32.1
                                      ------    ------       ------     ------
   Reportable segment results         $ 17.3    $ 18.3       $ 57.1     $ 58.6
                                      ======    ======       ======     ======

Reportable segment results decreased $1.0 or 5.5% and $1.5 or 2.6% from the third quarter and nine months of 2000. The largest factor contributing to the decrease was a decline in net income from the broker/dealer of $0.9 and $2.6 for the quarter and year-to-date. The following table summarizes key information for AIP:

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------     -------------------
                                       2001      2000         2001       2000
                                     ------------------     -------------------
   Fixed annuity premium sales       $  524.1  $  399.4     $1,017.5   $  908.4
   Variable annuity premium sales         4.4      19.3         21.4       77.0
                                     --------  --------     --------   --------
                                     $  528.5  $  418.7     $1,038.9   $  985.4

   Average policyholder fund
     balances                        $6,925.8  $6,328.9     $6,707.7   $6,318.8
   Average separate account
     policyholder fund balances         512.3     698.9        549.8      706.4
                                     --------  --------     --------   --------
                                     $7,438.1  $7,027.8     $7,257.5   $7,025.2

   Investment product sales          $  689.0  $1,071.5     $2,153.6   $2,823.3
   Average assets                    $8,209.4  $7,675.9     $7,978.5   $7,610.7


Annuity revenues are derived from investment income on segment assets, policy charges, and concession income earned on investment product sales by Jefferson Pilot Securities Corporation (JPSC), a registered broker/dealer, and related entities. AIP revenues decreased 4.6% and increased 2.1% over the third quarter and nine months of 2000. The decrease in revenues reflected weak sales in our broker/dealer due to the adverse equity market, and lower surrender charge income as fixed annuity lapse rates improved. The 2001 nine month results include the adoption of FASB 133, which caused a one-time increase to net investment income of $2.3 in the first quarter 2001. Fixed annuity premium sales increased 31.2% and 12.0% over the third quarter and nine months of 2000.

The strong sales were driven by more competitive products introduced in late first quarter 2001, especially a fixed annuity with a market value adjustment, and increased distribution particularly in financial institutions.

Fixed annuity surrenders as a percentage of beginning fund balances decreased to 11.6% versus 24.8% and 13.5% versus 23.3% from the third quarter and nine months of 2000. The lower lapse rates reflected the combined effects of lower interest rates on competing investments, increased surrender charge protection on our in-force block of business, and internal conservation initiatives. The surrender rate in the AIP segment is influenced by many factors, including the portion of the business that has low or no remaining surrender charges, and competition from other annuity products including those which pay interest rate bonuses and from other investment products. Fund balances with 5% or more surrender charges, including payout annuities, increased to 43% versus 36% over the nine months of 2000.

JP maintains asset/liability management practices that reflect the characteristics of the AIP liabilities. Concession and other income related to the broker/dealer decreased 40.1% and 14.8% from the third quarter and nine months of 2000 due to the difficult equity market.

Total AIP benefits and expenses decreased 4.4% and increased 3.3% over the third quarter and nine months of 2000. The third quarter decrease resulted primarily from lower commission expenses related to the broker/dealer and correlates to the decrease in concession income. The year-to-date increase reflects the overall growth in the AIP business in spite of the lower commissions.
Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.7% versus 5.4% and 5.6% versus 5.3% in the third quarter and nine months of 2001 and 2000. Total AIP expenses decreased 36.2% and 12.8% from the third quarter and nine months of 2000 due primarily to the lower commission expenses at the broker/dealer. Effective spreads declined to 1.92% from 2.15% and 1.98% from 2.16% in the third quarter and nine months of 2001, primarily due to continued strong sales of JP's lower commission five-year products. These products carry a lower spread requirement based upon commission rates approximating 50% of normal commissions. The lower commission has the eventual effect of decreasing expenses through reduced DAC amortization. Of the year-to-date 18 basis point spread compression mentioned above, approximately one-third represents economic spread contraction, while the remaining two-thirds is related to the lower commission products.

The combined earnings of the broker/dealer and related entities which are included in the segment results were $0.3 versus $1.3 and $1.7 versus $4.3 for the third quarter and nine months of 2001 and 2000.


BENEFIT PARTNERS

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Results for the nine months ended September 30, 2001 benefited from JP's operational integration of the prior JP Life group life and disability operations into Guarantee's Omaha, Nebraska life, disability and dental operations.

Reportable segment results were:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                ------------------     -----------------
                                  2001       2000        2001      2000
                                ------------------     -----------------
    Premiums and other
      considerations            $ 142.7    $ 121.6     $ 402.9   $ 356.7
    Investment income,
      net of expenses              14.1       13.0        40.8      38.2
                                -------    -------     -------   -------
    Total revenues                156.8      134.6       443.7     394.9
                                -------    -------     -------   -------
    Policy benefits               104.4       91.5       296.6     263.3
    Expenses                       33.8       31.6        96.4      93.8
                                -------    -------     -------   -------
    Total benefits and
      expenses                    138.2      123.1       393.0     357.1
                                -------    -------     -------   -------
    Reportable segment results
      before income taxes          18.6       11.5        50.7      37.8
    Provision for income taxes      6.5        4.0        17.7      13.1
                                -------    -------     -------   -------
    Reportable segment results  $  12.1    $   7.5     $  33.0   $  24.7
                                =======    =======     =======   =======



Benefit Partners reportable segment results increased $4.6 or 61.3% and $8.3 or 33.6% over the third quarter and nine months of 2000. The following table summarizes key information for Benefit Partners:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                ------------------     -----------------
                                  2001       2000        2001      2000
                                ------------------     -----------------
    Life, Disability, and
    Dental:
      Annualized sales          $  40.0    $  28.7     $ 119.3   $  92.4
      Loss ratio                   71.3%      73.6%       72.1%     72.5%

    Total expenses, % of
      premium income               23.7%      26.0%       24.0%     26.1%

    Average assets              $ 757.3    $ 729.5     $ 742.7   $ 700.1


    Premium income              $ 142.7    $ 121.4     $ 402.1   $ 360.0


Benefit Partners revenues increased $22.2 or 16.5% and $48.8 or 12.4% over the third quarter and nine months of 2000, including growth in premium income of $21.3 or 17.5% and $42.1 or 11.7% over the third quarter and nine months of 2000. Annualized sales growth for the core life, disability and dental lines of business was $11.3 or 39.4% and $26.9 or 29.1% over the third quarter and nine months of 2000. The increase in revenue is due to continued favorable sales growth combined with satisfactory persistency in the non-medical business, reflecting our business model based on technology which lowers unit expenses and enhances the quality of service, offset somewhat by the impact of the exit from the excess loss medical business.

Policy benefits increased 14.1% and 12.6% over the third quarter and nine months of 2000, consistent with the growth of business in force. The life, disability and dental incurred loss ratio was 71.3% versus 73.6% and 72.1% versus 72.5% in the third quarter and nine months of 2001 and 2000, reflecting continuing claims management efforts coupled with favorable morbidity and mortality.

Total expenses (including the net deferral and amortization of DAC and VOBA) increased 7.0% and 2.8% in the third quarter and nine months of 2001, reflecting somewhat higher costs with sales growth. As a percentage of premium income, total expenses decreased to 23.7% versus 26.0% and 24.0% versus 26.1% for the third quarter and nine months of 2001 and 2000. This favorable expense trend is due in part to the integration of JP's and Guarantee's group operations and the deferral of first year expenses on profitable Dental products.


COMMUNICATIONS

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                   Three Months Ended     Nine Months Ended
                                      September 30          September 30
                                   ------------------     -----------------
                                     2001       2000        2001      2000
                                   ------------------     -----------------

    Communications revenues (net)  $  44.5    $  48.5     $ 143.4   $ 151.6
    Operating costs and expenses      28.3       27.4        90.1      89.2
                                   --------   -------     -------   -------
    Broadcast cash flow               16.2       21.1        53.3      62.4
    Depreciation and amortization      2.6        2.7         8.1       8.3
    Corporate general and
      administrative expenses         (0.7)       1.3         2.6       4.2
    Net interest expense               1.0        1.2         3.2       3.5
                                   --------   -------     -------   -------
    Operating revenue before
      income taxes                    13.3       15.9        39.4      46.4
    Provision for income taxes         5.1        6.2        15.7      18.7
                                   --------   -------     -------   -------
    Reportable segment results     $   8.2    $   9.7     $  23.7   $  27.7
                                   ========   =======     =======   =======


Reportable segment results decreased 15.5% and 14.4% compared to the third quarter and nine months of 2000, primarily reflecting the continued decline in demand for advertising due to a general softening of the economy in all markets.

Combined revenues for Radio and Television decreased 8.9% and 6.5% from the third quarter and nine months of 2000. Disregarding political revenues, Radio and Television decreased 8.7% and 5.6% from the third quarter and nine months of 2000. The larger decline in the third quarter reflects both the overall slowing of advertising and the impact of the September 11th terrorist attacks, which resulted in commercial preemptions, cancellations of scheduled commercials, and pending business that never materialized. This decline for the nine months is primarily due to decreases in national sales, slowing economic conditions, and lost revenues from the September 11th event.

Broadcast cash flow decreased by 23.2% and 14.6% from the third quarter and nine months of 2000.

Total expenses, excluding interest expense, decreased 3.8% and 0.9% in the third quarter and nine months of 2001, and as a percent of communication revenues were 67.9% versus 64.7% and 70.3% versus 67.1% for the third quarter and nine months of 2001 and 2000. The increase as a percentage of revenues is mainly due to the decrease in revenues, while expenses have been held relatively flat year-to-year. A one-time insurance recovery of $1.1 after tax reduced corporate general and administrative expenses in the third quarter of 2001, which helped segment earnings but is not reflected in broadcast cash flow.


CORPORATE AND OTHER

The following table summarizes operating results for this segment:

                                   Three Months Ended     Nine Months Ended
                                      September 30          September 30
                                   ------------------     -----------------
                                     2001       2000        2001      2000
                                   ------------------     -----------------
    Earnings on investments        $  33.1    $  20.4     $  80.4   $  71.8
    Interest expense on debt and
      Exchangeable Securities         (6.4)      (9.0)      (23.2)    (27.0)
    Operating expenses                (6.8)      (7.1)      (24.2)    (19.8)
    Federal and state income tax
      expense                         (3.5)       1.9         0.2      (1.5)
                                   --------   --------    --------  --------
                                      16.4        6.2        33.2      23.5
    Dividends on Capital Securities
      and manditorily redeemable
      preferred stock                 (6.1)      (6.1)      (18.4)    (18.4)
                                   --------   --------    --------  --------
    Reportable segment results        10.3        0.1        14.8       5.1
    Realized investment gains         15.9       17.0        71.9      68.3
                                   --------   --------    --------  --------
    Reportable segment results,
      including realized gains     $  26.2    $  17.1     $  86.7   $  73.4
                                   ========   ========    ========  ========


The following table summarizes assets assigned to this segment:

                                               September 30    September 30
                                                   2001            2000
                                               ------------    ------------
    Parent company, passive investment
      companies and Corporate line assets of
      insurance subsidiaries                        $ 1,234         $ 1,382
    Unrealized gain (loss) on fixed interest
      investments                                       305            (162)
    Co-insurance receivables on acquired blocks       1,123           1,249
    Employee benefit plan assets                        352             379
    Goodwill arising from insurance acquisitions        272             260
    Other                                               305             299
                                                -----------    -------------
        Total                                       $ 3,591         $ 3,407
                                                ===========    =============

Total assets for the Corporate and Other segment increased 5.4% from September 30, 2000. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $467 from September 30, 2000, primarily due to declining market interest rates.

Reportable segment results excluding realized gains increased $10.2 and $9.7 from the third quarter and nine months of 2000. The third quarter benefited from lower interest rates on commercial paper, mitigated somewhat by higher debt primarily related to stock repurchases, $2.9 after tax of non-repeatable investment earnings items, and $1.5 after tax one-time reallocation of investment expenses to Individual Products. Investment earnings increased 62.3% and 12.0% from the third quarter and nine months of 2000 due primarily to a decrease in repurchase agreement interest expense of $6.5, reallocation of inter-segment income of $4.5 and additional one-time under accrual of interest income of $2.6. Interest expense on debt and exchangeable securities decreased $2.6 and $3.8 from the third quarter and nine months of 2000, as a result of lower average interest rates despite an increased level of commercial paper debt. Operating expenses decreased 4.2% and increased 22.2% over the third quarter and nine months of 2000. The year-to-year increase is primarily due to national advertising campaign expenses incurred in the first half of 2001. Federal and state income tax expense includes the tax benefit of preferred dividends on Capital Securities, which are recorded gross of related tax effects. Federal and state income taxes increased $5.4 and decreased $1.7 from the third quarter and nine months of 2000. The quarterly increase resulted from tax on the higher level of pre-tax income whereas the year over year decrease was due to the implementation of strategies that reduced the federal income tax on investment earnings and the resolution of tax issues for which we had previously established reserves.

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

Total assets increased $1,383 or 5.1% during the nine months of 2001, reflecting growth in income, policyholder contract deposits, and increase in market value of Available for Sale securities. These favorable influences were partially offset by cash dividends paid to stockholders and repurchases of common stock.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including commissions, first year bonus interest, certain costs of underwriting and issuing policies, and agency office expenses. Net amounts deferred were $1,295 at September 30, 2001, an increase of 6.2% over December 31, 2000, reflecting increased sales.

Value of business acquired represents the actuarially determined present value of future gross profits of each business acquired. VOBA was $640 at September 30, 2001, down 13.4% from year-end due to amortization.

Goodwill (cost of acquired businesses in excess of the fair value of net assets) was $315 at September 30, 2001 and $323 at December 31, 2000, reflecting amortization. Goodwill as a percentage of shareholders' equity was 9.2% and 10.2% at September 30, 2001 and December 31, 2000.

Carrying amounts of goodwill, VOBA and DAC are regularly reviewed for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

At September 30, 2001 and December 31, 2000, JP had reinsurance receivables of $922 and $947 and policy loans of $181 and $184 which are related to the businesses of JP Financial that were coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. JP regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk related to reinsurance activities. No significant credit losses have resulted from reinsurance activities during 2001 and 2000.


CAPITAL RESOURCES

Stockholders' Equity

JP's capital adequacy is illustrated by the following table:



                                               September 30    December 31
                                                   2001            2000
                                               ------------    -----------
    Total assets less separate accounts            $ 26,778       $ 25,010
    Total stockholders' equity                     $  3,442       $  3,159
    Ratio of stockholders' equity to assets
      less separate accounts                           12.9%          12.6%


The ratio of equity to assets has increased slightly, primarily due to changes in unrealized gains on securities, partially offset by stock repurchases. Stockholders' equity increased $283 over December 31, 2000 due to net changes in values of Available for Sale securities and net income less dividends paid. Common shares outstanding reflected repurchases during the nine months of 2001 of $167 (3,946,500 shares at an average cost of $42.43 per share), which decreased equity. In February 2001 and again in November 2001, JP's Board of Directors updated its ongoing share repurchase authorization to cover 5 million shares of common stock, and the Company intends to continue to make opportunistic repurchases.

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

                             JP Life    JPFIC     JPLA
                             -------    -----     ----
    A.M. Best                  A++       A++      A++
    Standard & Poor's          AAA       AAA      AAA
    Fitch                      AAA       AAA      AAA


Debt and Exchangeable Securities

Commercial paper outstanding was $490 and $405 at September 30, 2001 and December 31, 2000 with weighted average interest rates of 5.02% and 6.21%. The increase is due to share repurchases and an opportunistic ability to purchase higher yielding securities. The maximum amount outstanding during the nine months of 2001 was $565 versus $525 during the year ended December 31, 2000.

JP insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used primarily to purchase securities with longer durations as an asset/liability management strategy. The maximum amounts outstanding were $457 during the first nine months of 2001 and $467 during the year ended December 31, 2000, as the portion used to help fund the Guarantee acquisition was repaid in the first half of 2001 followed by increased asset/liability management activities. The securities involved had a fair value and amortized cost of $486 and $452 during the first nine months of 2001 versus $415 and $404 as of December 31, 2000.

At September 30, 2001 and December 31, 2000, the Company had $150 and $139 Exchangeable securities and other debt outstanding, reflecting the Mandatorily Exchangeable Debt Securities (MEDS). Additionally, $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) remained outstanding at September 30, 2001.

At September 30, 2001 and December 31, 2000, net advances from subsidiaries were $433 and $346, all of which are eliminated in consolidation.

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

Cash provided by operations was $590 and $302 for the nine months of 2001 and 2000. The increase of $288 reflects changes in payables and receivables related to the timing of investment commitments, partially offset by higher policy acquisition costs.

Net cash used in investing activities was $1,220 and $492 for the nine months of 2001 and 2000, with the increase due to significant increases from policyholder deposits and opportunistic purchases of higher yielding securities funded by commercial paper issuance and repurchase agreements.

Net cash provided by financing activities was $713 and $189 for the nine months of 2001 and 2000. Cash inflows from policyholder contract deposits net of withdrawals were $870 and $477 for the nine months of 2001 and 2000. The 2001 increase is a result of the significant increase in policyholder deposits and the decrease in annuity surrenders. Short-term borrowings (including commercial paper and repurchase agreements) increased by $85 for the nine months of 2001 primarily driven by the repurchase of common stock and asset/liability management activities.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, internal dividends are received from subsidiaries. Total internal cash dividends paid to the parent from its subsidiaries during the nine months were $259 in 2001 and $575 in 2000, from JP Life, JPFIC and JPCC. The Company's life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. The Company has no reason to believe that such approval will be withheld where it is needed.

Cash and cash equivalents were $109 and $26 at September 30, 2001 and December 31, 2000. This increase over year-end reflected a desire to maintain more liquidity after the uncertainty of the September 11th event. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $522 at September 30, 2001 and $549 at December 31, 2000. These securities, including $150 (at September 30, 2001) of Bank of America Corporation common stock, which supports the MEDS, are considered to be sources of liquidity to support the Company's strategies.

Total debt and equity securities Available for Sale at September 30, 2001 and December 31, 2000 were $14,782 and $13,529.


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

The carrying value of JP's holdings were as follows:

                                     September 30, 2001     December 31, 2000
                                     ------------------     -----------------
    Publicly-issued bonds            $ 13,384     59.9%     $ 12,006    58.5%
    Privately-placed bonds              4,230     19.0         4,073    19.8
    Mortgage loans on real property     2,979     13.3         2,771    13.5
    Common stock                          504      2.3           549     2.7
    Policy loans                          935      4.2           923     4.5
    Preferred stock                        31      0.1            31     0.2
    Real estate                           133      0.6           135     0.7
    Other                                  22      0.1            11       -
    Cash and equivalents                  109      0.5            26     0.1
                                     --------   -------     --------  -------
      Total                          $ 22,327    100.0%     $ 20,525   100.0%
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

JP's Investment Policy Statement requires an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A1". The Policy also imposes limits on the amount of lower quality investments and requires diversification by issuer and asset type. During the first nine months of the year, especially subsequent to the September 11th event, several bonds were downgraded to "below-investment grade". The Company closely monitors "higher risk" investments for compliance with the Policy and for proper valuation, including our investments in industries directly affected by the September 11th event. Specific industries affected by the September 11th event, in which the company holds fixed income investments, include airline, lodging and hospitality. Securities that experience other than temporary declines in value are adjusted to net realizable values through a charge to earnings. Commercial mortgage loans in foreclosure are carried at the net present value of expected future cash flows.

Carrying amounts of investments categorized as "higher risk" assets were:

                                    September 30, 2001     December 31, 2000
                                    ------------------     -----------------
    Bonds near or in default        $     40      0.2%     $     21     0.1%
    Bonds below investment grade         930      4.2           751     3.7
    Mortgage loans 60 days
      delinquent or in foreclosure         1        -             1       -
    Mortgage loans restructured            9        -            10       -
    Foreclosed properties                  -        -             2       -
                                    --------   -------     --------  -------
    Subtotal, "higher risk assets"       980      4.4           785     3.8
    All other investments             21,347     95.6        19,740    96.2
                                    --------   -------     --------  -------
      Total cash and investments    $ 22,327    100.0%     $ 20,525   100.0%
                                    ========   =======     ========  =======


The Policy permits use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Actual use of derivatives has been limited to managing well-defined interest rate risks and equity-indexed risks associated with certain annuity products. Interest rate swaps with a current notional value of $133 were open as of September 30, 2001. During the third quarter, interest rate swaps with a combined notional value of $50 expired.

Mortgage backed securities (including Collateralized Mortgage Obligations) at September 30, which are included in debt securities Available for Sale, were as follows:

                                                     September 30  December 31
                                                         2001         2000
                                                     ------------  -----------
    Federal agency issued mortgage backed securities $ 3,263 $ 2,492 Corporate private-labeled mortgage backed
      securities                                            2,411        2,230
                                                     ------------  -----------
        Total                                            $  5,674     $  4,722
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


MARKET RISK EXPOSURES

With respect to the Company's exposure to market risks, see management's comments in the 2000 Form 10-K. In response to the continuing weakening economy and possibility of a deep recession, especially in light of the September 11th terrorist event, the Federal Reserve has taken the unprecedented step of lowering interest rates ten different times during 2001. The Federal Reserve rate cutting activity far surpassed the projected range of interest rates utilized in the sensitivity analysis in the Form 10-K. JP's exposure to interest rate sensitivity is generally limited to interest rates on its short-term debt and the interest rate margins implicit in the insurance portfolio. Year-to-date, short-term market interest rates have declined approximately 400 basis points, which is 300 basis points more than the 100 basis points decline utilized in the Form 10-K. This market decline of approximately 400 basis points has not been fully reflected in the nine months of 2001, as a substantial amount of the short-term debt was in place or rolled over before the full rate reductions were in effect. A substantial amount of the short-term debt will mature in the fourth quarter; and, if the debt were rolled over at the current rates, it would indicate a reduction of $2.1 for the last quarter as compared to the effective rate of JP's short-term debt during the first nine months of 2001. The insurance portfolio, however, would not be significantly impacted by the additional decrease in interest rates beyond the amount utilized in Form 10-K based upon the predominately interest-sensitive insurance portfolio and asset/liability strategies employed by the Company. Management believes that the 20% hypothetical decline in the equity market remains reasonably possible in the near term.


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

As a matter of policy, Jefferson-Pilot does not normally make projections or forecasts of future events or our performance. When we do, we rely on a safe harbor provided by the Private Securities Litigation Reform Act of 1995 for statements that are not historical facts, called forward looking statements. These may include statements relating to our future actions, sales and product development efforts, expenses, the outcome of contingencies such as legal proceedings, or financial performance. An example would be our forecast of the anticipated earnings contribution over time from our Guarantee acquisition.

Certain information in our SEC filings and in any other written or oral statements made by JP or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, the risk that we might fail to successfully complete our strategy for substantially increasing life insurance sales; general economic conditions; the impact on the economy from any further terrorist activities; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; interest rate trends and fluctuations; changes in federal and state taxes (including estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact.

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

(a)  Reports on Form 8-K

  There were none filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON-PILOT CORPORATION

  By (Signature)   /s/Theresa M. Stone
  (Name and Title)  Theresa M. Stone, Executive Vice President,
                                    Chief Financial Officer and Treasurer
  Date  November 13, 2001

  By (Signature)   /s/Reggie D. Adamson
  (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                       (Principal Accounting Officer)
      Date  November 13, 2001