Form 10-K
period 2001-12-31
JEFFERSON PILOT CORP
filed 2002-03-26
CIK 53347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $7.8 billion at March 4, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                    CLASS                               OUTSTANDING AT MARCH 4, 2002
                    -----                               ----------------------------
   Common Stock (Par Value $1.25 per share)                     150,190,954

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2002 are incorporated by reference into Part III.

     List of Exhibits appears on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................     1
ITEM 2.   PROPERTIES..................................................     4
ITEM 3.   LEGAL PROCEEDINGS...........................................     5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     5
          EXECUTIVE OFFICERS OF THE REGISTRANT........................     5
                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.......................................     7
ITEM 6.   SELECTED FINANCIAL DATA.....................................     7
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................    10
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................    30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................    63
                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    63
ITEM 11.  EXECUTIVE COMPENSATION......................................    63
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................    63
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    63
                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................    63
Undertakings..........................................................    63
Signatures............................................................    64
List of Financial Statements and Financial Statement Schedules,
  followed by the Schedules...........................................   F-1
List and Index of Exhibits, followed by Exhibits......................   E-1

                                     PART I

ITEM 1.  BUSINESS

     (a) General Development of Business

     Jefferson-Pilot Corporation (JP) was incorporated in North Carolina in 1968. While it has broad powers to engage in business, it is solely a holding company. Our principal subsidiaries, which are wholly owned, are:

          Jefferson-Pilot Life Insurance Company (JP Life),

          Jefferson Pilot Financial Insurance Company (JPFIC),

          Jefferson Pilot LifeAmerica Insurance Company (JPLA),

          Jefferson Pilot Securities Corporation, a full service NASD registered broker/dealer, and

          Jefferson-Pilot Communications Company (with its subsidiaries, JPCC).

Through these and other subsidiaries, we primarily engage in the business of writing life insurance policies, writing annuity policies and selling other investment products, writing group life, disability income and dental policies, operating radio and television facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and the broker/dealer, and the group life, disability income and dental operations have been consolidated in JPFIC's offices in Omaha, Nebraska. We provide further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 10 (MD&A).

     We have grown substantially in the past seven years both internally and through acquisitions.

     In May 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in an assumption reinsurance transaction.

     In October 1995, JP acquired Alexander Hamilton Life Insurance Company of America (AH Life) and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), from a subsidiary of Household International, Inc. With the acquisition, certain blocks of the acquired business were 100% coinsured with affiliates of Household; this is more fully discussed in Note 15 on page 57.

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

     Our Premier Partnering strategy is discussed in MD&A.

     (b) Financial Information About Industry Segments

     We present industry segment information in Note 16 on page 58.

     (c) Narrative Description of Business

     Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:

                              REVENUES BY SEGMENT*

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Individual Products.........................................  $1,721   $1,684   $1,468
Annuity and Investment Products.............................     647      629      511
Benefit Partners............................................     602      537      164
Communications..............................................     195      206      200
Corporate and Other.........................................      99      182      218
                                                              ------   ------   ------
                                                              $3,264   $3,238   $2,561
                                                              ======   ======   ======

* Revenues include net investment income

     The following briefly describes our principal wholly-owned subsidiaries, including their principal products and services, markets and methods of distribution.

                         INSURANCE COMPANY SUBSIDIARIES

     JP Life is domiciled in North Carolina and began business in 1903. It is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. It primarily writes universal life, term and endowment insurance policies on an individual basis, and individual non-variable annuities including equity indexed annuities and market value adjustment annuities.

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

     JPLA, domiciled in New Jersey, began business in 1897. It is authorized to write insurance in 50 states, the District of Columbia and several U.S. possessions/territories. JPLA is "commercially domiciled" in New York due to the large percentage of its business in that state. It primarily writes universal life, variable universal life and term insurance policies, and non-variable annuities.

     The former AH Life block of universal life insurance policies and variable and non-variable annuities is now part of JPFIC.

     The former FAHL block of non-variable annuities and universal life insurance policies is now part of JPLA.

     Individual Products. Our insurance subsidiaries offer individual life insurance policies, primarily universal life and variable universal life policies, as well as traditional life products and level and decreasing term policies. On most policies, accidental death and disability benefits are available in the form of riders, and IRA riders also are available, as are other benefits. We accept certain substandard risks at higher premiums.

     Our companies market individual life products through independent general agents, independent national account marketing firms, agency building general agents, our district agency network, broker/dealers, banks and strategic alliances.

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

     Benefit Partners. JPFIC offers group term life, disability income and dental insurance, which is sold through regional group offices throughout the U.S., marketing to employee benefit brokers, third-party administrators and employee benefit firms.

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

     Insurance companies also must file detailed annual reports on a statutory accounting basis with the state supervisory agencies where each does business; see Note 12 regarding codification of statutory accounting principles. These agencies may examine the business and accounts at any time. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, the supervisory agencies of one or more states examine a company periodically, usually at three to five year intervals.

     Various states, including Nebraska, New Jersey and North Carolina, have enacted insurance holding company legislation. Our insurance subsidiaries have registered as members of an "insurance holding company system" under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including extraordinary dividends by insurance subsidiaries, and of acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

     Competition. Our insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions is increasing. Our broker/dealer also operates in a highly competitive environment. Existing tax laws affect the taxation of life insurance and many competing products. Various changes and proposals for changes have been made in income and estate tax laws, some of which could adversely affect the taxation of certain products or their use as estate planning vehicles, and thus impact their marketing and the volume of policies surrendered.

     Employees. As of December 31, 2001, our insurance operations including our broker/dealer employed approximately 3,000 persons and held contracts with nearly 46,000 independent and agency building (career) agents. Substantially all of these employees are payrolled with JP Life and costs are allocated to affiliates under various service agreements that have been approved by state insurance regulators. We have been reducing the number of contracted agents in our core channels, to currently about 25,000 agents, as we increase our focus on the more productive agents through our Premier Partnering strategy.

                                 COMMUNICATIONS

     JPCC owns and operates three television stations and 17 radio stations as well as Jefferson-Pilot Sports, a sports production and syndication business.

TELEVISION OPERATIONS

     WBTV, Channel 3, Charlotte, NC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. WWBT, Channel 12, Richmond, VA, is affiliated with NBC under a Network Affiliation Agreement expiring August 15, 2002. WCSC, Channel 5, Charleston, SC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. Absent cancellation by either party, each of these Agreements will be renewed for successive five-year periods.

RADIO OPERATIONS

     JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO, one AM and two FM stations in Miami, FL and one AM and three FM stations in San Diego, CA.

JP SPORTS

     JP Sports' principal business is to produce and syndicate broadcasts of Atlantic Coast Conference (ACC) and Southeastern Conference (SEC) football and basketball events. The contracts with the leagues were renewed in 2001 and extend through 2005 for ACC football and through 2006 with an option through 2011 for ACC basketball, and through 2009 for the SEC. Raycom Sports is an equal partner in the contract for ACC basketball. Commitments under these contracts are discussed in MD&A and in Note 19.

OTHER INFORMATION REGARDING COMMUNICATIONS COMPANIES

     Competition. Our radio and television stations compete for programming, talent and revenues with other radio and television stations as well as with other advertising and entertainment media, including direct broadcast satellite television and direct broadcast radio. JP Sports competes with other vendors of similar products and services.

     Employees. As of December 31, 2001, JPCC employed approximately 770 persons full time.

     Federal Regulation. Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC to issue, renew, revoke or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the equipment used by stations, establish areas to be served, adopt necessary regulations, and impose certain penalties for violation of the regulations. The Act and present regulations prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

     Broadcasting licenses are granted for a period of eight years for both television and radio and, in the absence of adverse claims as to the licensee's qualifications or performance, will normally be renewed by the FCC for an additional term. All our station licenses have been renewed as required.

     (d) Foreign Operations

     All our operations are conducted within the United States. Subsidiaries that had begun life insurance operations in Argentina and Uruguay, which were not material to our operations, were sold in late 1999. We occasionally make fixed income investments outside the U.S. for our investment portfolio.

ITEM 2.  PROPERTIES

     JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building in downtown Greensboro, NC. These buildings house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties. Operations in Lexington, KY for the KCL business assumed were moved to Greensboro in 2001.

     JPFIC, JPLA and our broker/dealer conduct operations in Concord, NH in two buildings on approximately 196 acres owned by JPFIC. A portion of one building is available for commercial leasing.

     JPFIC conducts operations in Omaha, NE in two buildings on its 11 acre campus. A portion of one building and a third building provide space for commercial leasing.

     Subsidiaries lease insurance sales and broker/dealer office space in various jurisdictions.

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

     JP Life, as successor to Pilot Life Insurance Company, is a defendant in a proposed class action suit, Thorn v. Jefferson-Pilot Life Insurance Company, filed September 11, 2000 in the United States District Court in Columbia, SC. The complaint alleges that Pilot Life and its successors decades ago unfairly discriminated in the sale of certain small face amount life insurance policies and that these policies were unreasonably priced. The suit alleges fraudulent inducement, constructive fraud, and negligence in the marketing of these policies. The plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss, management believes that our practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

     JP and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Because of the considerable uncertainties that exist, we cannot predict the outcome of pending or future litigation with certainty. Based on consultation with our legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.

     Environmental Proceedings. We have no material administrative proceedings involving environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     David A. Stonecipher, Chairman and Chief Executive Officer, joined JP as President-Elect and CEO-Elect in September 1992, and became President and CEO in March 1993, and Chairman in May 1998. He served as President until November 2001. Previously he was President of the Life Insurance Company of Georgia and Southland Life Insurance Company and their parent company, Georgia US.

     Robert D. Bates became an Executive Vice President and President -- Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

     Dennis R. Glass, President since November 2001, joined JP in October 1993. He was Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.

     John D. Hopkins, Executive Vice President and General Counsel, joined JP in April 1993, and previously was a partner in King & Spalding, an Atlanta law firm.

     Kenneth C. Mlekush, Vice Chairman since November 2001, joined JP in January 1993, and also has been President -- Life Companies since February 1999. He was an Executive Vice President until November 2001. Previously he was President and Chief Operating Officer of Southland Life Insurance Company and Executive Vice President of its parent, Georgia US.

     Theresa M. Stone has been Chief Financial Officer and Treasurer of JP since November 2001, and also has been Executive Vice President of JP and President of JPCC since July 1, 1997. Previously she was President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation to May 13, 1997.

     There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

                                 2001            2000            1999            1998            1997
                             -------------   -------------   -------------   -------------   -------------
                             HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW
                             -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
First Quarter..............  49.67   41.00   45.42   33.25   51.58   44.04   40.06   32.44   27.33   24.17
Second Quarter.............  49.25   44.07   46.46   36.88   47.50   42.42   41.42   36.58   31.61   22.89
Third Quarter..............  49.00   38.00   47.21   37.83   50.42   41.00   42.71   36.71   35.67   29.92
Fourth Quarter.............  46.90   41.15   50.58   39.33   53.08   40.79   52.25   36.92   38.56   32.17

     (b) Holders. As of March 4, 2002, our stock was owned by 9,310 shareholders of record, and a much larger number of street name holders.

     (c) Dividends. They are shown in Item 6 below. Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A.

     (d) Securities authorized for issuance under equity compensation plans. We have no equity compensation plans that have not been approved by shareholders. See Note 11 for information on our two shareholder-approved plans, which provide for stock options. One plan also permits stock awards and covers common shares delivered for 50% of earned LTIP awards as described in our 2002 Proxy Statement.

ITEM 6.  SELECTED FINANCIAL DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                               REVENUE BY SOURCES

                                                         2001     2000     1999     1998     1997
                                                        ------   ------   ------   ------   ------
Individual products...................................  $1,721   $1,684   $1,468   $1,424   $1,225
Annuities and investment products.....................     647      629      511      506      499
Benefit partners......................................     602      537      164      313      473
Communications........................................     195      206      200      195      190
Corporate and other...................................      99       80      117       79       80
                                                        ------   ------   ------   ------   ------
Revenues before investment gains and cumulative effect
  of change in accounting principle...................   3,264    3,136    2,460    2,517    2,467
Realized investment gains.............................      66      102      101       93      111
Cumulative effect of change in accounting for
  derivative instruments (1)..........................       2       --       --       --       --
                                                        ------   ------   ------   ------   ------
          Total Revenues..............................  $3,332   $3,238   $2,561   $2,610   $2,578
                                                        ======   ======   ======   ======   ======

                             NET INCOME BY SOURCES

                                                              2001   2000   1999   1998   1997
                                                              ----   ----   ----   ----   ----
Individual products.........................................  $295   $287   $242   $221   $184
Annuities and investment products...........................    75     78     67     71     63
Benefit partners............................................    44     33     25     24     10
Communications..............................................    34     41     38     32     28
Corporate and other.........................................    20      6     33     12     12
                                                              ----   ----   ----   ----   ----
Net income before investment gains and cumulative effect of
  change in accounting principle............................   468    445    405    360    297
Realized investment gains, net of taxes.....................    44     67     65     58     73
Cumulative effect of change in accounting for derivative
  instruments, net of taxes (1).............................     1     --     --     --     --
                                                              ----   ----   ----   ----   ----
          Net Income Available to Common Stockholders.......  $513   $512   $470   $418   $370
                                                              ====   ====   ====   ====   ====

---------------

(1) Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                              (IN MILLIONS EXCEPT SHARE AND PER SHARE INFORMATION)
Total reportable segment results before gain
  from sales of investments and cumulative
  effect of change in accounting
  principle.................................  $    468   $    445   $    405   $    360   $    297
Gain from sales of investments, net of
  taxes.....................................        44         67         65         58         73
Cumulative effect of change in accounting
  for derivative instruments, net of
  taxes.....................................         1         --         --         --         --
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $    513   $    512   $    470   $    418   $    370
                                              ========   ========   ========   ========   ========
Income per share of common stock:
Total reportable segment results before gain
  from sales of investments and cumulative
  effect of change in accounting
  principle.................................  $   3.08   $   2.88   $   2.56   $   2.26   $   1.87
Gain from sales of investments, net of
  taxes.....................................      0.29       0.43       0.41       0.37       0.46
Cumulative effect of change in accounting
  for derivative instruments, net of
  taxes.....................................      0.01         --         --         --         --
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $   3.38   $   3.31   $   2.97   $   2.63   $   2.33
                                              ========   ========   ========   ========   ========
Income per share of common stock -- assuming
  dilution:
  Total reportable segment results..........  $   3.09   $   2.86   $   2.53   $   2.25   $   1.85
                                              ========   ========   ========   ========   ========
  Net income available to common
     stockholders...........................  $   3.34   $   3.28   $   2.95   $   2.61   $   2.31
                                              ========   ========   ========   ========   ========
Cash dividends paid on common stock.........  $    166   $    152   $    138   $    122   $    110
                                              ========   ========   ========   ========   ========
Cash dividends paid per common share:
  First quarter.............................  $   0.25   $   0.22   $   0.20   $   0.18   $   0.16
  Second quarter............................      0.28       0.25       0.22       0.20       0.18
  Third quarter.............................      0.28       0.25       0.22       0.20       0.18
  Fourth quarter............................      0.28       0.25       0.22       0.20       0.18
                                              --------   --------   --------   --------   --------
          Total.............................  $   1.07   $   0.96   $   0.86   $   0.77   $   0.69
                                              ========   ========   ========   ========   ========
Average common shares outstanding
  (thousands)...............................   151,915    154,576    157,725    159,201    159,325
                                              ========   ========   ========   ========   ========
Total assets................................  $ 28,996   $ 27,321   $ 26,446   $ 24,338   $ 23,131
                                              ========   ========   ========   ========   ========
Debt, capital securities and mandatorily
  redeemable preferred stock................  $    747   $    843   $    951   $    919   $    969
                                              ========   ========   ========   ========   ========
Stockholders' equity........................  $  3,391   $  3,159   $  2,753   $  3,052   $  2,732
                                              ========   ========   ========   ========   ========
Stockholders' equity per share of common
  stock.....................................  $  22.61   $  20.47   $  17.75   $  19.21   $  17.13
                                              ========   ========   ========   ========   ========

    Note: All share information has been restated to reflect April 2001 and
      April 1998 3-for-2 stock splits, effected in the form of dividends. Cash dividends per share may not add due to rounding related to the splits.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                                 (IN MILLIONS)
LIFE INSURANCE IN FORCE (EXCLUDES
  ANNUITIES):
Traditional.................................  $ 41,185   $ 43,083   $ 46,997   $ 38,928   $ 42,648
Universal Life..............................    89,054     89,741     93,407     85,649     84,721
Variable Universal Life.....................    28,650     23,884     17,944     14,569     11,099
Benefit Partners............................    53,763     61,812     55,877     24,415     24,359
                                              --------   --------   --------   --------   --------
          Total Life Insurance In Force.....  $212,652   $218,520   $214,225   $163,561   $162,827
                                              ========   ========   ========   ========   ========
LIFE PREMIUMS ON A FAS 60 BASIS:
First Year Life (Note)......................  $    918   $    517   $    605   $    575   $    418
Renewal and Other Life......................     1,061      1,062        931        934        822
                                              --------   --------   --------   --------   --------
  Life Insurance............................     1,979      1,579      1,536      1,509      1,240
Accident and Health, Including Premium
  Equivalents...............................       382        351        144        422        612
                                              --------   --------   --------   --------   --------
          Total Life Insurance Premiums.....  $  2,361   $  1,930   $  1,680   $  1,931   $  1,852
                                              ========   ========   ========   ========   ========
LIFE EARNINGS BY PRODUCT:
Individual..................................  $    295   $    287   $    242   $    221   $    184
Benefit Partners............................        44         33         25         24         10
                                              --------   --------   --------   --------   --------
          Total Life Earnings...............  $    339   $    320   $    267   $    245   $    194
                                              ========   ========   ========   ========   ========
ANNUITY PREMIUMS ON A FAS 60 BASIS:
Fixed Annuity...............................  $  1,497   $  1,273   $    858   $    376   $    596
Variable Annuity (including separate
  accounts).................................        59        127        140        142        103
                                              --------   --------   --------   --------   --------
          Total Annuity Premiums............  $  1,556   $  1,400   $    998   $    518   $    699
                                              ========   ========   ========   ========   ========
INVESTMENT PRODUCT SALES....................  $  2,803   $  3,677   $  2,361   $  1,816   $  1,110
                                              ========   ========   ========   ========   ========
COMMUNICATIONS BROADCAST CASH FLOW..........  $     74   $     90   $     85   $     76   $     65
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2001, analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements. Prior share amounts and earnings per share have been restated to give retroactive effect to the Company's 50% stock dividend, which was effective in April 2001.

COMPANY PROFILE

     We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

     Within our Individual Products segment, we offer a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products marketed through Jefferson Pilot Securities Corporation, a registered broker/dealer (with related entities, JPSC). Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. We market these insurance and investment products to individuals and businesses in the United States. At December 31, 2001, our principal life insurance subsidiaries were Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary Jefferson Pilot LifeAmerica Insurance Company (JPLA) (collectively JP Financial).

     Our subsidiary, Jefferson-Pilot Communications Company (JPCC), and its subsidiaries conduct communications operations consisting of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production.

     Corporate and Other contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments, financing expenses on Corporate debt, strategic initiatives designed to benefit the entire company, and federal and state income taxes not otherwise allocated to business segments. We include realized gains and losses on investments in the Corporate segment.

     We have expanded through acquisitions in prior years. Our most recent acquisition was Guarantee Life Insurance Company (Guarantee) which we acquired in late 1999. Our acquisition strategy is designed to enhance core business growth and deploy excess capital. The focus is to increase distribution, add products, add technology and provide economies of scale.

     Excluding realized gains and losses, our 2001 revenues were derived 52.7% from Individual Products, 19.9% from AIP, 18.4% from Benefit Partners, 6.0% from Communications, and 3.0% from Corporate and Other.

     As a result of strategic studies in 1999, we adopted a refined marketing strategy called Premier Partnering. Strategic initiatives include a higher level of marketing support and improved service for more productive agents, tailoring specific products and marketing programs, and implementation of "lean manufacturing" to improve quality and reliability throughout our marketing and service processes. We are experiencing growth in life sales and an increase in the number of agents who qualify as Premier Partners as a result of acceptance in the marketplace of this strategy.

CRITICAL ACCOUNTING POLICIES

     We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require that we apply significant judgment; as a result they are subject to an inherent degree of uncertainty. In applying those accounting policies, we use our judgment to determine the appropriate assumptions in the determination of certain estimates. On an on-going basis, we evaluate our estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following are our critical accounting policies because they involve the more significant judgments and estimates we use in preparing our financial statements.

     Deferred acquisition costs (DAC) and value of business acquired (VOBA) reflect our expectations about the future experience of the business in force. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads and policy lapse rates. Significant changes in these assumptions can impact the carrying balance of DAC and VOBA and therefore, produce changes which must be reflected in earnings. See Financial Position, Capital Resources and Liquidity for further discussion of these items including a sensitivity analysis.

     We have amortized goodwill, representing the cost of prior acquisitions over the value of the net assets received, through 2001 in a systematic fashion over periods ranging from 30 to 35 years. Effective January 1, 2002, we adopted a new accounting standard which eliminates systematic amortization of goodwill and requires that we test the remaining balance for impairment on at least an annual basis. As part of the adoption of the new accounting standard, we must use judgment in both the allocation of goodwill to our reporting units and the calculation of their fair value. Based upon our preliminary estimates, we do not expect to recognize a significant impairment as we adopt this new standard.

     Our investments in debt securities include both publicly-traded and privately-placed securities. We obtain values for actively traded securities from established external pricing services. For infrequently traded securities and private placements, we utilize an internal pricing model. This model requires us to make judgments related to the security's credit quality, liquidity and credit spread. We evaluate securities that have experienced declines in fair value to determine if the decline is other than temporary. To do this we evaluate the probability of collecting scheduled payments, and we monitor other external factors that could affect the security's issuer such as litigation, bankruptcy proceedings or regulatory changes.

     We are involved in legal and administrative proceedings and claims of various types, some of which include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Because of the considerable uncertainties that exist, we cannot predict the outcome of pending or future litigation with certainty. In general, we have accrued only the costs of defense because we cannot reasonably estimate the risk or any potential range of possible loss. Based on consultation with our legal advisors, we believe that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity but could have a material adverse effect on the results of operations for a specific period.

RESULTS OF OPERATIONS

     In the following discussion, "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized investment gains. Realized investment gains are gains and losses on sales and writedowns of investments, net of related income taxes. We include realized investment gains in the Corporate and Other segment. We use reportable segment results in assessing the performance of our business segments and believe that reportable segment results are relevant and useful information. We may realize investment gains in our sole discretion from our Available for Sale equity and bond portfolios. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

     The following tables illustrate our results before and after the inclusion of realized investment gains:

                                                               2001      2000      1999
                                                              ------    ------    ------
Consolidated Summary of Income
  Total reportable segment results..........................  $469.1(a) $445.2    $404.0
  Realized investment gains (net of applicable income
     taxes).................................................    43.7      66.9      65.5
                                                              ------    ------    ------
  Net income available to common stockholders...............  $512.8    $512.1    $469.5
                                                              ======    ======    ======
Consolidated Earnings Per Share
Basic:
  Total reportable segment results..........................  $ 3.09(b) $ 2.88    $ 2.56
  Realized investment gains (net of applicable income
     taxes).................................................    0.29      0.43      0.41
                                                              ------    ------    ------
  Net income available to common stockholders...............  $ 3.38    $ 3.31    $ 2.97
                                                              ======    ======    ======
Fully-diluted:
  Total reportable segment results..........................  $ 3.06    $ 2.86    $ 2.53
  Realized investment gains (net of applicable income
     taxes).................................................    0.28      0.42      0.42
                                                              ------    ------    ------
  Net income available to common stockholders...............  $ 3.34    $ 3.28    $ 2.95
                                                              ======    ======    ======

---------------
(a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

(b) Includes $0.01 per share of income relating to cumulative effect of change in accounting for derivatives.

                                                             2001          2000          1999
                                                          -----------   -----------   -----------
Average number of shares outstanding....................  151,914,983   154,575,633   157,725,164
                                                          ===========   ===========   ===========
Average number of shares outstanding -- assuming
  dilution..............................................  153,411,170   155,921,435   159,348,624
                                                          ===========   ===========   ===========

     Net income available to common stockholders increased 0.1% in 2001 and 9.1% in 2000 with the 2001 results reflecting lower realized investment gains and the other factors described below. Total reportable segment results increased 5.4% in 2001 and 10.2% in 2000, due to increased profitability in the Individual Products, Benefit Partners and Corporate and Other segments. The increase in 2000 reflected the deployment of corporate capital into the more profitable Individual Products, AIP and Benefit Partners segments primarily through the acquisition of Guarantee. AIP decreased 1.9% in 2001 reflecting a decline in JPSC earnings and increased competition for fixed annuity products. Communications segment results decreased 18.7% due to a weak advertising market throughout 2001. Net realized investment gains decreased 34.7% in 2001 reflecting bond losses and writedowns, partially offset by gains from sales of equities, and increased 2.1% in 2000.

     Total reportable segment results per share, including the cumulative effect of the change in accounting for derivatives, increased 7.3% in 2001 and 12.5% in 2000, reflecting the increase in core business earnings and share repurchases in 2001 and 2000. Net income available to common stockholders per share increased 2.1% in 2001 and 11.4% in 2000 and net income available to common stockholders per share assuming dilution increased 1.8% in 2001 and 11.2% in 2000 for the same reasons as well as lower realized investment gains in 2001. Due to share repurchases, net of stock option and incentive plan issuances, the average number of diluted shares outstanding decreased 1.6% to 153 million shares in 2001 and 2.2% to 156 million shares in 2000.

RESULTS BY BUSINESS SEGMENT

     We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics we use to track performance. Because of the nature of our sales, which are primarily long-duration contracts in the Individual Products and AIP segments, sales in a given quarter do not have a material impact on operating results and therefore are not considered to be material information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

     We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. We assign invested assets backing insurance liabilities to segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets to the Corporate and Other segment.

  Results by Reportable Segment

                                                               2001     2000     1999
                                                              ------   ------   ------
Individual Products.........................................  $294.5   $287.3   $242.3
AIP.........................................................  76.4(a)    77.9     67.0
Benefit Partners............................................    44.5     32.6     24.5
Communications..............................................    33.5     41.2     37.6
Corporate and Other.........................................    20.2      6.2     32.6
                                                              ------   ------   ------
Total reportable segment results............................   469.1    445.2    404.0
Net realized investment gains...............................    43.7     66.9     65.5
                                                              ------   ------   ------
Net income available to common stockholders.................  $512.8   $512.1   $469.5
                                                              ======   ======   ======

---------------

(a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

  Segment Assets

                                                               2001      2000
                                                              -------   -------
Individual Products.........................................  $16,115   $15,239
AIP.........................................................    8,740     7,784
Benefit Partners............................................      791       739
Communications..............................................      202       211
Corporate and Other.........................................    3,148     3,348
                                                              -------   -------
  Total assets..............................................  $28,996   $27,321
                                                              =======   =======

     We discuss each reportable segment in more detail below.

  Individual Products

     The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

     Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions are important to financial reporting for these products. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto. Interest-sensitive product (or UL-type product) premiums may vary over the life of the policy at the discretion of the policyholder so we do not recognize them as revenues when received. Revenues and reportable segment results on these products arise over time from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, we earn interest spreads on all UL-type and traditional products. Policy benefits include interest credited to policyholder fund balances and claim related costs. Reportable segment results for both traditional and UL-type products also include earnings on required capital.

     Segment results were:

                                           2001       2000       1999       1998       1997
                                         --------   --------   --------   --------   --------
Life premiums and other
  considerations.......................  $  197.8   $  211.7   $  189.8   $  208.3   $  201.9
UL and investment product charges......     639.6      623.7      535.8      529.4      446.3
Investment income, net of expenses.....     876.6      840.0      736.1      681.1      576.5
Other income...........................       7.6        8.6        6.1        4.9        0.0
                                         --------   --------   --------   --------   --------
Total revenues.........................   1,721.6    1,684.0    1,467.8    1,423.7    1,224.7
                                         --------   --------   --------   --------   --------
Policy benefits........................     982.5      939.5      796.3      786.1      686.7
Expenses...............................     286.2      304.3      301.7      299.0      256.7
                                         --------   --------   --------   --------   --------
Total benefits and expenses............   1,268.7    1,243.8    1,098.0    1,085.1      943.4
                                         --------   --------   --------   --------   --------
Reportable segment results before
  income taxes.........................     452.9      440.2      369.8      338.6      281.3
Provision for income taxes.............     158.4      152.9      127.5      117.3       97.1
                                         --------   --------   --------   --------   --------
Reportable segment results.............  $  294.5   $  287.3   $  242.3   $  221.3   $  184.2
                                         ========   ========   ========   ========   ========

     Individual Products reportable segment results increased 2.5% in 2001 and 18.6% in 2000. Both years' increases reflect growth of the business in force; however, the significant 2000 increase was due primarily to the Guarantee acquisition.

     The following table summarizes key information for Individual Products which we believe are our important drivers and indicators of future profitability:

                                                           2001       2000       1999
                                                         --------   --------   --------
Life insurance premium sales:
  Sales excluding large case BOLI......................  $    194   $    163   $    171
  Large case BOLI......................................  $     11   $      2   $      9
Individual traditional insurance premiums..............  $    194   $    210   $    187
Average UL policyholder fund balances..................  $  9,110   $  8,808   $  7,783
Average VUL separate account assets....................     1,333      1,383        994
                                                         --------   --------   --------
                                                         $ 10,443   $ 10,191   $  8,777
                                                         ========   ========   ========
Average face amount of insurance in force:
  Total................................................  $157,438   $157,140   $139,460
  UL-type policies.....................................  $115,582   $112,594   $101,204
Average assets.........................................  $ 15,519   $ 15,075   $ 13,122

     Life insurance premium sales, excluding large case BOLI, increased 19.0% in 2001 and decreased 4.7% in 2000. The 2001 results reflected increased sales as a result of our Premier Partnering initiative and the introduction of several new UL products. Agency channels provided 71.4%, 80.6% and 73.6% of the life insurance premium sales excluding large case BOLI for each of the three years presented above. The remainder was comprised primarily of single premium products targeted principally to financial institutions. Large case BOLI sales increased significantly over 2000. Our business strategy is to respond to individual sales opportunities for large case BOLI when the market accommodates required returns. Thus, BOLI sales will vary widely between periods.

     Revenues include traditional insurance premiums, policy charges, and net investment income. Individual traditional premiums decreased 7.6% in 2001 as a result of a decrease in our traditional business in force and certain reclassifications made in 2000 related to the integration of Guarantee. Individual traditional premiums increased 12.3% in 2000 resulting primarily from the Guarantee acquisition. UL and investment product charges increased 2.5% and 16.4% in 2001 and 2000 due to growth in average UL policyholder fund balances of 3.4%
and 13.2% in 2001 and 2000. The significant increases in 2000 were due to the Guarantee acquisition. Average VUL separate account assets declined 3.6% and increased 39.1% in 2001 and 2000. The decline in 2001 is primarily due to the drop in the equity markets. Adjusting for the decrease in fair market value, net of dividends, separate account balances would have increased by approximately 14% in 2001 and total fund balances would have grown by about 5% in 2001.

     Investment income, net of expenses, increased 4.4% and 14.1% in 2001 and 2000, reflecting the growth in average policyholder funds and changes in investment yields. The average investment spread on UL-type products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) increased 3 basis points to 2.00% in 2001 and increased 5 basis points to 1.97% in 2000. Interest spreads are affected by portfolio yields and crediting rates, and also may vary over time due to our competitive strategies and changes in product design.

     Total policy benefits increased 4.6% in 2001 due to an increase in mortality and interest credited, consistent with the growth in business, and 18.0% in 2000 due primarily to the Guarantee acquisition. Policy benefits on UL-type products increased to 7.3% of average policyholder funds and separate accounts in 2001 versus 7.1% and 6.8% in 2000 and 1999. Policy benefits include interest credited to policyholder accounts on UL-type products and death benefits in excess of fund balances.

     Total expenses (including the net deferral and amortization of DAC and VOBA) decreased 5.9% and increased 0.9% in 2001 and 2000. The 2001 decline is due primarily to a decrease in amortization of DAC and VOBA resulting from the increase in mortality on UL-type policies. Amortization of DAC and VOBA on UL-type products may decline when mortality increases, provided that longer-term assumptions remain appropriate. Expenses on individual traditional products were 26.0%, 29.7% and 30.0% of premiums in 2001, 2000 and 1999. For UL-type products, expenses as a percentage of policyholder funds and separate accounts were 2.2%, 2.3% and 2.7% in 2001, 2000 and 1999. The improvement over 1999 reflects economies of scale from the Guarantee acquisition.

     Financial and operating risks for this segment include, among others, asset/liability management, interest rate risks, changes in the underlying assumptions of DAC and VOBA and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity as well as in the Market Risk Exposures sections.

     Average Individual Products assets grew 3.0% in 2001 and 14.9% in 2000. Sales of UL-type products and growth in existing policyholder funds from interest credited, partially offset by VUL separate account declines, contributed to the 2001 increase. 2000's increase was due to the Guarantee acquisition, net receipts on UL-type products, new sales and growth in existing policyholder funds. The return on average Individual Products assets for 2001 and 2000 was 1.9%.

  Annuity and Investment Products

     Annuity and Investment Products are marketed through most distribution channels discussed in the Individual Products segment as well as through financial institutions, investment professionals and annuity marketing organizations. JPSC markets variable life insurance and variable annuities written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

     Reportable segment results were:

                                                 2001     2000     1999     1998     1997
                                                ------   ------   ------   ------   ------
Policy charges, premiums and other
  considerations..............................  $ 14.9   $ 26.9   $ 18.5   $ 17.6   $ 35.1
Investment income, net of expenses............   533.4    482.2    418.4    425.0    429.3
Concession and other income...................   101.2    119.5     74.4     63.0     35.1
                                                ------   ------   ------   ------   ------
Total revenues................................   649.5    628.6    511.3    505.6    499.5
                                                ------   ------   ------   ------   ------
Policy benefits...............................   385.3    341.6    306.0    299.0    326.3
Expenses......................................   146.2    166.8    101.9     96.9     75.2
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   531.5    508.4    407.9    395.9    401.5
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................   118.0    120.2    103.4    109.7     98.0
Provision for income taxes....................    41.6     42.3     36.4     38.6     34.5
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 76.4   $ 77.9   $ 67.0   $ 71.1   $ 63.5
                                                ======   ======   ======   ======   ======

     Reportable segment results decreased 1.9% in 2001 and increased 16.3% in 2000. The largest factors contributing to the 2001 decrease were a decline in net income from JPSC of $3.6, and lower annuity surrenders that reduced policy charges. The following table summarizes key information for AIP:

                                                              2001     2000     1999
                                                             ------   ------   ------
Fixed annuity premium sales................................  $1,396   $1,195   $  831
Variable annuity premium sales.............................      26       92      108
                                                             ------   ------   ------
                                                             $1,422   $1,287   $  939
                                                             ======   ======   ======
Investment product sales...................................  $2,803   $3,676   $2,361
                                                             ======   ======   ======
Average policyholder fund balances.........................  $6,858   $6,338   $5,630
Average separate account policyholder fund balances........     533      694      587
                                                             ------   ------   ------
                                                             $7,391   $7,032   $6,217
                                                             ======   ======   ======
Effective investment spreads for fixed annuities...........    1.96%    2.14%    2.14%
Fixed annuity surrenders as a percentage of beginning fund
  balances.................................................    12.7%    21.2%    15.8%
Average assets.............................................  $8,135   $7,648   $6,779

     We derive annuity revenues from investment income on segment assets, policy charges, and concession income earned on investment product sales by JPSC. AIP revenues increased 3.3% in 2001 and 22.9% in 2000. The 2001 increase is due to growth in policyholder fund balances, offset by lower surrender charge income (included in policy charges) and lower JPSC concession income, and include the adoption of FASB 133, which caused a one-time increase to net investment income of $2.3. The increase in 2000 is primarily due to the Guarantee acquisition and higher JPSC concession income. Fixed annuity premium sales increased 16.8% and 43.8% in 2001 and 2000. Recently introduced products drove the strong 2001 sales, especially a fixed annuity with a market value adjustment. Increased distribution, particularly in financial institutions, also contributed to sales growth. 2000's results reflect new products introduced in 1999 through the existing distribution channels. JPSC's concession and other income decreased 15.3% and increased 60.6% in 2001 and 2000. The decrease in 2001 is due to lower volumes of equity market purchase/sale transactions. The increase in 2000 is due to higher volumes of securities and mutual fund transactions, and the integration of a broker/dealer acquisition.

     Fixed annuity surrenders as a percentage of beginning fund balances decreased to 12.7% from 21.2% in 2000. The lower lapse rates reflect the combined effects of lower interest rates on competing investments, increased surrender charge protection on our in-force block of business, and internal conservation initiatives. The surrender rate in the AIP segment is influenced by many factors such as: (1) the portion of the business that has low or no remaining surrender charges; (2) competition from annuity products including those which pay upfront interest rate bonuses or higher market rates and (3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fund balances with 5% or more surrender charges, including payout annuities, increased to 43% at year-end 2001 from 38% at year-end 2000.

     An inherent risk in the annuity business is that secular declines in investment yields coupled with intense rate competition from competing products could further compress our investment spread. Another risk that we face is rising interest rates or competition from other financial products could lead to lapses particularly in the portion of business subject to low or no surrender charges. When surrenders increased to 21.2% in 2000, the impact on profitability was not material due to offsetting surrender charges. We mitigate these risks by utilizing the asset/liability management practices discussed later.

     Total AIP benefits and expenses increased 4.5% in 2001 versus 24.6% in 2000. Policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 5.6% in 2001 and 5.4% in 2000 and 1999. Total AIP expenses decreased 12.4% in 2001 and increased 63.7% in 2000. The 2001 decrease is due primarily to the lower commission expenses of JPSC as well as a decrease in amortization expense as we reflect the effect of lower surrenders in adjustments to amortization rates of DAC and VOBA and as older products with higher amortization rates are replaced with newer products which have less associated DAC. The 2000 expense growth was due to an increase in concessions related to JPSC operations, similar to the increases in concession and other income, and an increase in amortization of DAC due to higher surrenders. Effective spreads on fixed annuities declined to 1.96% in 2001 from 2.14%, primarily due to continued strong sales of our lower commission five-year products. These products carry a lower spread requirement based on commission rates that are approximately 50% of full commissions. The lower commission has the eventual effect of decreasing expenses through reduced DAC amortization. Of the year-to-date 18 basis points spread compression, approximately one-third represents economic spread contraction that occurs in declining interest rate environments and affects earnings, while the remaining two-thirds is related to the lower commission products and does not affect earnings.

     JPSC earnings included in the segment results were $2.7, $6.3 and $4.4 for 2001, 2000 and 1999. The 2001 decline is directly related to lower equity and mutual fund purchase/sale transactions, which had increased in 2000.

  Benefit Partners

     The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms. The Benefit Partners segment was created in January 2000 through the integration of our existing group life and disability operations into Guarantee's life, disability and dental operations acquired in December 1999. Segment results before 2000 include only the Group life and health products sold by JP Life.

     Reportable segment results were:

                                                 2001     2000     1999     1998     1997
                                                ------   ------   ------   ------   ------
Premiums and other considerations.............  $546.7   $485.5   $133.7   $274.8   $432.4
Investment income, net of expenses............    55.0     51.3     30.4     38.1     41.0
                                                ------   ------   ------   ------   ------
Total revenues................................   601.7    536.8    164.1    312.9    473.4
                                                ------   ------   ------   ------   ------
Policy benefits...............................   403.7    359.6     93.7    206.7    370.3
Expenses......................................   129.6    127.2     33.0     69.8     88.7
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   533.3    486.8    126.7    276.5    459.0
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................    68.4     50.0     37.4     36.4     14.4
Provision for income taxes....................    23.9     17.4     12.9     12.5      4.9
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 44.5   $ 32.6   $ 24.5   $ 23.9   $  9.5
                                                ======   ======   ======   ======   ======

     Benefit Partners reportable segment results increased 36.5% and 33.1% in 2001 and 2000, primarily due to the growth in this business and the integration of Guarantee. The following table summarizes key information for Benefit
Partners:

                                                              2001    2000    1999
                                                              -----   -----   -----
Life, Disability, and Dental:
  Annualized sales..........................................  $ 150   $ 120   $  15
  Loss ratio................................................   72.4%   73.4%   85.2%
Total expenses, % of premium income.........................   23.7%   26.2%   18.4%
Average assets..............................................  $ 752   $ 710   $ 421
Premium income..............................................  $ 547   $ 486   $ 179

     Benefit Partners revenues increased $64.9 and $372.7 in 2001 and 2000, with 2000 reflecting the Guarantee acquisition. Sales for the core life, disability and dental lines of business grew 25.0% and 700.0% in 2001 and 2000. The 2001 increase in revenue results from both sales growth and satisfactory persistency in our non-medical business. The revenue growth was somewhat dampened by our exiting the excess loss medical business. These results reflect the success of our technologically advanced approach to selling and underwriting group insurance products.

     Policy benefits increased 12.3% and 283.8% in 2001 and 2000, consistent with the growth of business in force including Guarantee. Our life, disability and dental incurred loss ratio improved to 72.4% in 2001 versus 73.4% in 2000, reflecting continued claims management efforts coupled with favorable morbidity and mortality. The 1999 loss ratio of 85.2% did not include Guarantee and therefore is not comparable to later years.

     Risks beyond normal competition that may impact this segment include: (1) a weak economy may increase disability claim costs; (2) an acceleration in medical cost inflation can put pressure on non-medical benefit costs because employers may focus more on the employer's cost of non-medical programs; and (3) concentration risks from acts of terrorism not priced for or reinsured. We are mitigating these risks by monitoring new and existing claims and industry health care trend reports which serve as indicators of increased employer medical costs, and through intensive review of our concentration risks. Our catastrophe reinsurance agreement that expires in April 2002 covers extraordinary life claims arising from catastrophic events in the group life line. Because this catastrophe reinsurance agreement cannot be replaced except with a much higher premium and deductible and with a terrorism exclusion, we have determined not to purchase catastrophic coverage and instead will rely on case by case management to mitigate our concentration exposures.

     Total expenses (including the net deferral and amortization of policy acquisition costs) increased 1.9% in 2001. This is significantly less than the increase in sales of core products of 25% as we benefited from both the integration of the group business to Omaha and increased efficiency in policy and claims administration. We expect that future increases in sales would correlate more closely to an increase in expenses as additional policy and claims administration expenses are incurred. 2000 total expenses increased 285.5% primarily due to the Guarantee acquisition. As a percentage of premium income, total expenses were 23.7% for 2001 and 26.2% for 2000, and without Guarantee, 18.4% for 1999. The 2001 improvement is due primarily to the integration of JP Life's and Guarantee's group operations.

  Communications

     JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                 2001     2000     1999     1998     1997
                                                ------   ------   ------   ------   ------
Communications revenues (net).................  $196.8   $210.4   $205.0   $199.8   $195.6
Operating costs and expenses..................   122.9    120.9    119.9    124.1    130.6
                                                ------   ------   ------   ------   ------
Broadcast cash flow...........................    73.9     89.5     85.1     75.7     65.0
Depreciation and amortization.................    10.9     11.1     11.4     11.5     11.0
Corporate general and administrative
  expenses....................................     3.3      5.5      5.8      5.1      4.1
Net interest expense..........................     4.1      4.6      5.0      5.1      5.1
                                                ------   ------   ------   ------   ------
Operating revenue before income taxes.........    55.6     68.3     62.9     54.0     44.8
Provision for income taxes....................    22.1     27.1     25.3     21.7     17.3
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 33.5   $ 41.2   $ 37.6   $ 32.3   $ 27.5
                                                ======   ======   ======   ======   ======

     Reportable segment results decreased 18.7% in 2001 and increased 9.6% in 2000. The 2001 decline was primarily due to lower demand for advertising, which reflects the general softening of the economy in all markets. Combined revenues for Radio and Television decreased 6.3% in 2001 and grew 5.9% in 2000. Excluding political revenues, Radio and Television declined 4.8% in 2001 and grew 3.8% in 2000. The 2001 decline is primarily due to decreases in national sales, slowing economic conditions, and lost revenues due to the September 11th event.

     Revenues from Sports operations decreased 8.5% and 16.7% in 2001 and 2000. The 2001 decline reflects the impact of weak demand for advertising due to the slowing economic conditions. Sports advertising is typically sold with three to six month lead times and economic activity was slowing during the prime Sports selling season. We have commitments of $402 to pay rights fees to the ACC and SEC conferences. We have offsetting commitments of $300 by various other broadcasters to repurchase some of those rights, and we have a 50/50 partner in ACC Basketball to mitigate some of the exposure. We expect advertising contracts that we sell to produce profits on each product; however, sales contracts typically have a term of three years or less. Thus, there are currently no sales contracts on our books to offset exposure in later years under the conference agreements. See Note 19 which is incorporated by reference.

     Broadcast cash flow declined 17.4% in 2001 and grew 5.2% in 2000.

     Total expenses, excluding interest expense, decreased 0.3% and increased 0.3% in 2001 and 2000, respectively. Expenses as a percent of communication revenues were 69.7%, 65.4% and 66.9% for 2001, 2000 and 1999. The 2001 increase in this percentage is due mainly to the decrease in revenues, while expenses have been held relatively flat year-to-year. A one-time insurance recovery of $1.4 after tax reduced corporate general and administrative expenses in 2001, which helped segment earnings but is not reflected in broadcast cash flow. Effective January 1, 2002, JPCC will no longer be required to systematically amortize the amounts paid for FCC licenses or goodwill from previous acquisitions. Instead, those amounts will be tested for impairment on at least an annual basis. We do not expect to record impairment losses on JPCC's current intangible assets. FCC license and goodwill amortization expense was $3.2 in each of the last three years.

  Corporate and Other

     The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including impaired securities, blocks of business from previous acquisitions not conforming to our other reportable segment strategies, benefit plan net assets, goodwill related to previous acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (i.e. advertising, charitable and civic contributions, goodwill amortization, etc.). The net operating results for blocks of acquired business are insignificant. All net capital gains and losses, which reflect all impairments of securities, are reported in this segment.

     The following table summarizes results for this segment:

                                                    2001    2000     1999    1998    1997
                                                   ------   -----   ------   -----   -----
Earnings on investments..........................  $103.1   $96.1   $126.3   $95.2   $84.9

Interest expense on debt and Exchangeable
  Securities.....................................    28.2    35.3     35.0    33.2    24.7
Operating expenses...............................    33.8    28.0     15.8    23.3    18.6
Provision for income tax expense (benefit).......    (3.7)    2.0     18.4     1.3     3.5
                                                   ------   -----   ------   -----   -----
  Total expenses.................................    58.3    65.3     69.2    57.8    46.8
                                                   ------   -----   ------   -----   -----
Reportable segment results before dividends on
  Capital Securities and mandatorily redeemable
  preferred stock................................    44.8    30.8     57.1    37.4    38.1
Dividends on Capital Securities and mandatorily
  redeemable preferred stock.....................    24.6    24.6     24.5    25.7    25.7
                                                   ------   -----   ------   -----   -----
Reportable segment results.......................    20.2     6.2     32.6    11.7    12.4
Realized investment gains, net...................    43.7    66.9     65.5    58.0    73.4
                                                   ------   -----   ------   -----   -----
Reportable segment results, including realized
  gains..........................................  $ 63.9   $73.1   $ 98.1   $69.7   $85.8
                                                   ======   =====   ======   =====   =====

     Reportable segment results excluding realized gains increased $14.0 in 2001 and decreased $26.4 in 2000, for the reasons that follow.

     The increase in investment earnings in 2001 is due to an increase in equity investment income and a reclassification of intersegment interest expense. The earnings on investments for this segment include default charge income received from the operating segments for the Corporate and Other segment's assumption of all credit related losses on the invested assets of those segments. Default charges included in this segment's investment income for the last three years amounted to $20, $19 and $17 and are based on invested assets of the operating segments. The drop in investment earnings in 2000 was due to lower invested assets for this segment following the Guarantee acquisition in December 1999. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on impaired securities.

     Interest expense on debt and Exchangeable Securities decreased $7.1 in 2001 primarily due to lower average interest rates, as the average debt outstanding remained relatively constant during the year. Operating expenses vary with the level of corporate activities and strategies. Goodwill amortization of $9, $10 and $6, excluding JPCC, was included in operating expenses for the three years ended 2001. As we adopt a new accounting standard for 2002, we will no longer amortize goodwill, but will test its value for impairment at least annually. We do not expect to record a material loss on goodwill impairment for amounts currently recorded. The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects. Income taxes decreased $5.7 in 2001 due to the implementation of strategies that reduced federal income taxes on investment earnings and the resolution of tax issues for which we had previously established provisions. Income taxes decreased $16.4 in 2000 due primarily to the tax effect of lower segment pre-tax operating results as compared to 1999.

     Realized investment gains and losses for 2001 include a net after tax $52 loss on our bond portfolio, including both writedowns of $36 and actual sales in the normal course of business, which were offset by gains in equities, resulting in a net gain of $44. This loss was driven primarily by recent economic events, including high profile bankruptcies and the continued weak economy. Net after tax losses in our bond portfolio were $14 and $1 for 2001 and 2000.

     The following table summarizes assets assigned to this segment at the end of each year:

                                                               2001     2000
                                                              ------   ------
Parent company, passive investment companies and Corporate
  line assets of insurance subsidiaries.....................  $  960   $1,192
Unrealized gain (loss) on fixed interest investments........     162       42
Co-insurance receivables on acquired blocks.................   1,091    1,155
Employee benefit plan assets................................     360      383
Goodwill arising from insurance acquisitions................     270      279
Other.......................................................     305      297
                                                              ------   ------
          Total.............................................  $3,148   $3,348
                                                              ======   ======

     Total assets for the Corporate and Other segment decreased 6.0% in 2001 due primarily to repayment of commercial paper debt, writedowns of impaired securities and the repurchase of common stock. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $119 during 2001 and $273 during 2000. The increase both years is primarily due to declining market interest rates, partially offset by declines in market values of financial services stocks.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     Our primary resources are investments related to our Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. The Investments section reviews our investment portfolio and key strategies.

     Total assets increased $1,675 in 2001 due to growth in income, net policyholder contract deposits and an increase in the value of Available for Sale securities. In 2000, total assets increased $875 primarily due to growth in separate accounts, net policyholder contract deposits and an increase in Available for Sale securities.

     The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including first year commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). We capitalize acquisition costs up to the amounts we used in the specific product pricing models, and we expense any acquisition costs in excess of the pricing allowable. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired.

     We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. We amortize DAC and VOBA on UL-type products relative to the future estimated gross profits (EGP) from those products. The EGP for UL-type products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) estimated mortality in excess of fund balances accumulated; (3) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (4) estimated cost of policy administration (maintenance). EGP is also reduced by our estimate of future losses due to defaults in fixed interest investments. DAC and VOBA related to UL-type products are sensitive to a change in our assumptions regarding EGP components, and any change in such an assumption will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. At December 31, 2001, the DAC and VOBA related to Individual UL-type products amounted to 74.9% of the $2,070 on the balance sheet.

     The models and our assumptions regarding EGP that we utilize for calculation of amortization expense for UL-type products are continuously reviewed so that the assumptions reflect a reasonable view of the future. We consider three assumptions to be most significant: (1) estimated mortality; (2) estimated interest spread; and (3) estimated future policy lapses. The following table reflects the possible change which could occur in a given year, if we change our assumptions as illustrated, as a percentage of current DAC and VOBA balances related to Individual UL-type products on our balance sheet:

                                                            ONE-TIME          ONE-TIME
                                                         INCREASE IN DAC   DECREASE IN DAC
QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS              AND VOBA          AND VOBA
----------------------------------------------           ---------------   ---------------
Estimated mortality improving (degrading) 0.5% per year
  for 10 years from the current estimate...............        2.0%             (2.0)%
Estimated interest spread increasing (decreasing) 2.5
  basis points per year for 10 years over the current
  spread...............................................        1.9%             (1.9)%
Estimated policy lapse rates decreasing (increasing)
  25% immediately and then increasing (decreasing) 2.5%
  per year for 10 years................................        1.4%             (1.4)%

     While this list does not cover all of the risks we face in the ordinary course of business, it does highlight some of the major risks on the assumptions that we make as we amortize the DAC and VOBA balances. In general, a change in an assumption that improves our expectations regarding EGP is going to have the impact of deferring the amortization of DAC and VOBA into the future, thus increasing earnings and the current DAC and VOBA balances. Conversely, a change in assumptions that decreases EGP will have the effect of speeding up the amortization of DAC and VOBA, thus reducing earnings and lowering the current DAC and VOBA balances. Our review of these assumptions in recent years has resulted in increases to the year-end Individual UL-type DAC and VOBA balances of 0.8%, 0.8% and 0.0% in 2001, 2000, and 1999.

     We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in Available for Sale securities since this impacts EGP. Note 6 contains roll forwards of DAC and VOBA including the amounts capitalized, amounts amortized and the effect of the unrealized gains, and is incorporated by reference.

     Goodwill was $312 and $323 at December 31, 2001 and 2000, reflecting amortization. Goodwill as a percentage of shareholders' equity was 9.2% and 10.2% at year-end 2001 and 2000.

     Under previous accounting standards we regularly reviewed carrying amounts of DAC and VOBA, and goodwill for indications of value impairment, with consideration given to the financial performance of acquired properties, future gross profits of insurance in force and other factors.

     At December 31, 2001 and 2000, we had reinsurance receivables of $914 and $947 and policy loans of $153 and $184 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

CAPITAL RESOURCES

 Stockholders' Equity

     The following table shows our capital adequacy:

                                        2001      2000      1999      1998      1997
                                       -------   -------   -------   -------   -------
Total assets less separate
  accounts...........................  $26,848   $25,010   $24,174   $22,584   $21,849
Total stockholders' equity...........    3,391     3,159     2,753     3,052     2,732
Ratio of stockholders' equity to
  assets less separate accounts......     12.6%     12.6%     11.4%     13.5%     12.5%

     The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on Available for Sale securities, which are included as a component of stockholders' equity, increased $69 and $79 in 2001 and 2000. We used $188 in 2001 (4,437,100 shares at an average cost of $42.42) and $44 in 2000 (1,101,000 shares at an average cost of $40.07) to purchase common shares outstanding. In February 2001 and again in November 2001, our Board of Directors updated its ongoing share repurchase authorization to cover 5 million shares of common stock, and we intend to continue to make opportunistic repurchases.

     We consider existing capital resources to be more than adequate to support the current level of our business activities. Our business plan places priority on redirecting certain capital resources invested in bonds and stocks into our core businesses, which would be expected to produce higher returns over time.

     The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. Our insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of our business strategies have enabled the major life insurance affiliates to attain the following claims paying ratings:

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

     These ratings are currently the highest available by the respective rating agencies. All of the ratings were affirmed in the last nine months. In the fall of 2001, Standard & Poor's affirmed our AAA rating, but changed its outlook to negative which is consistent with Standard & Poor's outlook on the entire life insurance industry. The other two agencies mentioned above affirmed their highest ratings. A very significant drop in these ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

  Debt and Exchangeable Securities

     We have a bank credit agreement for unsecured revolving credit, under which we have the option to borrow at various interest rates. The agreement is for $375 and extends to May 2002. We intend to replace the expiring bank credit agreement with a new agreement in May 2002. The credit agreement principally supports the issuance of commercial paper. As of December 31, 2001, outstanding commercial paper had various maturities, with none in excess of 90 days, although maturities can be up to 270 days. In the event that we are not able to remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $297 and $405 at December 31, 2001 and 2000 were 3.72% and 6.51%. The maximum amount outstanding during 2001 and 2000 was $565 and $525.

     Our commercial paper is currently rated by two rating agencies, as follows:

AGENCY                                                         RATING
------                                                         ------
Fitch.......................................................    F1+
Standard & Poor's...........................................    A1+

     These are both the highest ratings that the agencies issue and have been affirmed in the past nine months. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates in commercial paper borrowings or lose access to the commercial paper market.

     Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds normally are used to purchase securities with longer durations as an asset/liability management strategy and to provide acquisition financing. From time to time, we use repurchase agreements in lieu of commercial paper borrowings in order to obtain a lower borrowing cost. At December 31, 2001 and 2000, repurchase agreements were $292 and $397. The maximum amounts outstanding were $457 and $467 during 2001 and 2000, as the portion used to help fund the Guarantee acquisition was repaid in the first half of 2001 followed by increased asset/liability management activities. The securities involved had a fair value and amortized cost of $306 and $289 at year-end 2001 versus $415 and $404 at the end of 2000.

     At December 31, 2001 and 2000, we had $150 and $139 of Exchangeable Securities outstanding, reflecting the Mandatorily Exchangeable Debt Securities
(MEDS). We repaid the $150 MEDS in cash in January 2002. We had $300 of guaranteed preferred beneficial interest in subordinated debentures (Capital Securities) outstanding at December 31, 2001 and 2000 at an average interest rate of 8.2%, maturing in 2046 but redeemable at our option beginning in 2007.

     At December 31, 2001 and 2000, net advances from subsidiaries were $417 and $346, all of which are eliminated in consolidation.

LIQUIDITY

     We meet liquidity requirements primarily by positive cash flows from the operations of subsidiaries. We have sufficient overall sources of liquidity to satisfy operating requirements. Primary sources of cash from our insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash for our insurance operations include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes. Primary sources of cash from the Communications operations are revenues from advertising, and primary uses include payments for commissions, compensation (and compensation-related costs), sports rights, interest, income taxes and purchases of fixed assets.

     Cash provided by operations in 2001, 2000 and 1999 was $739, $501 and $481. 2001's increase reflects changes in payables and receivables including our receipt of approximately $208 in premiums related primarily to small case BOLI-type products unprocessed at year-end. 2000's increase of $20 reflects changes in payables and receivables related to the timing of investment commitments net of higher policy acquisition costs.

     Net cash used in investing activities was $1,363, $611 and $1,111 in 2001, 2000 and 1999. The significant decrease in 2000 reflected additional sales of securities required to fund increased surrenders primarily in the AIP segment and coinsured policies with HI in the Corporate and Other segment.

     Net cash provided by financing activities was $737, $74 and $671 in 2001, 2000 and 1999, with 2001 reflecting higher policyholder contract deposits coupled with lower surrenders. The 2000 decrease of $597 is primarily due to net borrowing repayments of $232 versus 1999 short-term borrowings of $303 reflecting the Guarantee acquisition. Cash inflows from policyholder contract deposits net of withdrawals were $1,321, $512 and $704. The 2000 decrease is a result of higher annuity surrenders and decreased UL-type contract receipts, with both factors reversing in 2001.

     In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, we received internal dividends from subsidiaries. Total cash dividends paid by subsidiaries were $414 in 2001, $649 in 2000 and $279 in 1999. 2000 included extraordinary dividends of $200 from JP Life representing all its publicly traded equity securities and $100 from JP Financial in connection with the merger of Alexander Hamilton Life Insurance Company of America and Guarantee into JPFIC. JP Life, JPFIC and JPCC were the primary sources of dividends in all three years. Our life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. We have no reason to believe that such approval will be withheld, if required.

     In connection with a previous acquisition, we acquired a closed block of business that was financed by a loan program collateralized by pledged mutual fund shares of our policyholders. In late 1997, the acquired company entered into an agreement with an unaffiliated third party that provides for the initial and periodic purchase of the majority of its loans receivable. This agreement is renewable on an annual basis. If the agreement is not renewed, we can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at December 31, 2001 was $33. We have no other off balance sheet arrangements of a financing nature.

     Cash and cash equivalents were $139, $26 and $62 at December 31, 2001, 2000 and 1999. The increase at year-end 2001 reflected amounts that would be used to pay off the MEDS in January 2002. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $542, $549 and $446 at these dates. These securities are considered to be sources of liquidity to support our strategies.

     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $451 as of December 31, 2001, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $300, over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use. Advertising revenues that are sold on an annual basis are expected to fund the purchase commitments.

     Total debt and equity securities Available for Sale at December 31, 2001 and 2000 were $14,639 and $13,529.

  Investments

     Our strategy for managing the insurance investment portfolio is to consistently meet pricing assumptions while achieving the highest possible after-tax yields over the long term. We invest cash flows primarily in fixed income securities. The nature and quality of investments held by insurance subsidiaries must comply with state regulatory requirements. We have established a formal investment policy that we use to achieve overall quality and diversification objectives.

     We held the following carrying amounts of investments:

                                                 DECEMBER 31, 2001      DECEMBER 31, 2000
                                                 ------------------     ------------------
Publicly-issued bonds..........................  $13,312      59.8%     $12,006      58.5%
Privately-placed bonds.........................    4,125      18.5        4,073      19.8
Mortgage loans on real property................    3,094      13.9        2,771      13.5
Common stock...................................      509       2.3          549       2.7
Policy loans...................................      911       4.1          923       4.5
Preferred stock................................       32       0.1           31       0.2
Real estate....................................      132       0.6          135       0.7
Other..........................................       20       0.1           11        --
Cash and equivalents...........................      139       0.6           26       0.1
                                                 -------     -----      -------     -----
          Total................................  $22,274     100.0%     $20,525     100.0%
                                                 =======     =====      =======     =====

     Certain amounts reported in the prior year's schedule of privately-placed and publicly-issued assets have been reclassified to conform to the presentation adopted in the current year.

     Our internal guidelines require an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A1". Our guidelines also limit the amount of lower quality investments and require diversification by issuer and asset type. Due to deteriorating general economic conditions during 2001, several bonds were downgraded to "below-investment grade". We monitor "higher risk" investments in order to determine if the securities have experienced an other than temporary decline in value. Securities that experience other than temporary declines in value are adjusted to fair values through a charge to earnings. Impairment losses totaling $55, $15 and $1 were recognized in the years ending December 31, 2001, 2000 and 1999. The increase in impairment losses in 2001 reflected several high profile bankruptcies and the continued declining economy.

     We state mortgage loans on real property net of an allowance for credit losses. We determine this allowance for specific impaired loans by calculating the fair value of each loan, utilizing estimated future cash flows of the impaired loan, discounted at the loan's effective interest rate. We also set aside an additional allowance based on aggregate loans with similar risk characteristics utilizing historical statistics. At December 31, our allowance for mortgage loan credit losses was $29 for 2001 and 2000.

     Carrying amounts of investments categorized as "higher risk" assets were:

                                                 DECEMBER 31, 2001      DECEMBER 31, 2000
                                                 ------------------     ------------------
Bonds near or in default.......................  $    60       0.3%     $    21       0.1%
Bonds below investment grade...................    1,005       4.5          751       3.7
Mortgage loans 60 days delinquent or in
  foreclosure..................................       --        --            1        --
Mortgage loans restructured....................        9        --           10        --
Foreclosed properties..........................       --        --            2        --
                                                 -------     -----      -------     -----
Subtotal, "higher risk assets".................    1,074       4.8          785       3.8
All other investments..........................   21,200      95.2       19,740      96.2
                                                 -------     -----      -------     -----
          Total cash and investments...........  $22,274     100.0%     $20,525     100.0%
                                                 =======     =====      =======     =====

     A weak economy or a more pronounced downturn, or events which affect one or more companies or industries, could lead to further credit related portfolio losses in "higher risk" and other investments.

     Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives has been limited to managing well-defined interest rate risks. Interest rate swaps with a current notional value of $132 and $185 were open as of December 31, 2001 and 2000. Also, during 2001, interest rate swaps with a combined notional value of $50 expired. There were no terminations of derivative financial instruments in 2000 or 1999.

     Effective January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities", and the discussion in Note 5 is incorporated by reference.

     Mortgage backed securities (including Collateralized Mortgage Obligations) at December 31, which are included in debt securities Available for Sale, were as follows:

                                                               2001     2000
                                                              ------   ------
Federal agency issued mortgage backed securities............  $3,254   $2,492
Corporate private-labeled mortgage backed securities........   2,330    2,230
                                                              ------   ------
          Total.............................................  $5,584   $4,722
                                                              ======   ======

     Our investment strategy with respect to mortgage backed securities (MBS's) focuses on actively traded, less volatile issues that produce relatively stable cash flows. The majority of MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

     We adopted, EITF 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, effective for fiscal quarters beginning after March 15, 2001. Given the nature of the investments held, this pronouncement did not have a material impact on our financial statements.

MARKET RISK EXPOSURES

     Since our assets and liabilities are largely monetary in nature, our financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks. During 2001, 10 year U.S. Treasury rates increased 14 basis points versus a decrease of 148 basis points in 2000. In 2001 and 2000, in response to deteriorating economic conditions and the uncertainty created by the September 11th event, risk premiums over rates that could otherwise be earned on U.S. Treasury securities increased due to continued poor liquidity conditions.

     In a falling interest rate environment, the risk of prepayment on some fixed income securities increases and funds prepaid are then reinvested at lower yields. We limit this risk by concentrating the fixed income portfolio mainly on non-callable securities, by carefully selecting MBS's that are structured to minimize cash flow volatility and by purchasing securities that provide for "make-whole" type prepayment fees. Falling interest rates can also impact demand for our products, as bank certificates of deposit with no surrender charges, and higher average returns from equity markets, may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for us to sustain spreads between rates credited on interest-sensitive products and portfolio earnings rates, thereby prompting withdrawals by policyholders. We manage this risk by adjusting our interest crediting rates with due regard to the yield of our investment portfolio and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

     As is typical in the industry, our life and annuity products contain minimum rate guarantees regarding interest we credit. For interest-sensitive life products, our minimum rates range from approximately 2.5% to 6.0%, with an approximate weighted average of 4.2%. For annuity products, our minimum rates range from 3.0% to 6.0%, with the greatest concentration in the 3.5% to 4.0% range.

     We employ various methodologies to manage our exposure to interest rate risks. Our asset/liability management process focuses primarily on the management of interest rate risk of our insurance operations. We monitor the duration of insurance liabilities compared to the duration of assets backing the insurance lines, measuring the optionality of cash flows. Our goal in this analysis is to prudently balance profitability and risk for each insurance product category, and for us as a whole. At December 31, 2001 and 2000, 89% and 88% of policy liabilities related to interest-sensitive portfolios.

     We also consider the timing of cash flows arising from market risk sensitive instruments and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments include debt and equity securities Available for Sale and Held to Maturity, mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, interest rate swaps and other debt. The following table shows our estimate of the impact that various hypothetical interest rate scenarios would have on our earnings for a calendar year, based on the assumptions contained in our model. The incremental income (loss) derives primarily from differences in the yield curves and in the sensitivities they introduce to our model.

                                                              ESTIMATED INCREMENTAL
CHANGE IN INTEREST RATES                                          INCOME (LOSS)
------------------------                                      ---------------------
+ 200 basis points..........................................           $(9)
+ 100 basis points..........................................            (3)
-100 basis points...........................................             6
-200 basis points...........................................             5

     We derived these estimated incremental income (loss) amounts by modeling estimated cash flows of our market risk sensitive instruments and insurance portfolios. Incremental income or loss is net of taxes at 35%. Estimated cash flows produced in the model assume reinvestments representative of our current investment strategy, and calls/prepayments include scheduled maturities as well as those expected to occur when borrowers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios consider the relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on our existing business in force as of December 31, 2001 and does not consider new sales of life and annuity products or the potential impact (as discussed above) of interest rate fluctuations on sales.

     Changes in interest rates illustrated above assume parallel shifts in the yield curve, graded pro-rata over four quarters. We believe that a 200 basis point increase or decrease, experienced gradually over four quarters, reflects reasonably possible near term changes in interest rates as of December 31, 2001. The incremental income (loss) for shifts larger than 200 basis points or that occurs more quickly than quarterly grading does not have a linear relationship to the values shown above. The incremental loss resulting from a larger increase in interest rates would be proportionally greater due to the optionality of our interest-sensitive assets and liabilities. In contrast, the incremental income resulting from a larger decrease in interest rates would be proportionally less due to the effect of minimum rate guarantees in our interest-sensitive liabilities. A significant change in the slope of the yield curve could also affect our results. For example, competing products such as bank CDs could become relatively more attractive than our longer duration annuities under an inverted yield curve, resulting in higher policyholder withdrawals.

     We are exposed to equity price risk on our equity securities (other than trading). We hold common stock with a fair value of $509; approximately $477 is in a single issuer, Bank of America Corporation (BankAmerica). Our Exchangeable Securities were exchangeable into shares of BankAmerica common stock, but were repaid in cash in January 2002. We believe that a hypothetical 20% decline in the equity market is reasonably possible in the near term. If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 20%, the fair value of our common stock as of December 31, 2001 would change as follows:

                                                               HYPOTHETICAL CHANGE IN
                                                                FAIR VALUE FROM 20%
                                                                   MARKET DECLINE
                                                               ----------------------
                                                                        2001
                                                               ----------------------
BankAmerica common stock....................................           $ (96)
Remaining equity securities.................................              (6)
                                                                       -----
          Total change in fair values.......................           $(102)
                                                                       =====

     Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated, but may be subject to changes in fair values which are reflected in equity. Note 18 presents additional disclosures concerning fair values of financial assets and financial liabilities, and is incorporated by reference.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

     We operate within the United States financial services and communications markets, which are both subject to general economic conditions. After increasing in 1999 and much of 2000, interest rates on longer maturity instruments began trending down later in 2000 as economic growth slowed and dropped dramatically in 2001. Changes in rates may affect our businesses in many ways as discussed earlier. Our operations are also affected over the longer term by demographic shifts, global markets, technological innovation and overall capital market volatility. These forces impact us in various ways such as demand for our insurance products and advertising revenues, competition from other financial services providers, competition from emerging technologies for television and radio advertising, competition for new investments, debt costs, mergers and consolidations within the financial services and communications sectors, and costs inherent in administering complex financial products.

     The industry's individual life insurance sales in the U.S. decreased 3% for 2001, reflecting a continued weakness in the overall economy, changes in federal estate and income tax laws and competition from financial products other than life insurance. As discussed previously, our individual life sales growth has been better than the overall industry.

  Regulatory and Legal Environment

     The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations, sales of business lines and marketing arrangements with other financial services providers. These activities have been driven by a need to reduce costs of distribution and to increase economies of scale in the face of growing competition from larger insurers, banks, securities brokers, mutual funds and other non-traditional competitors. The Gramm-Leach-Bliley Act modernized the regulatory framework for financial services in the U.S. and allows insurance companies, banks and securities firms to affiliate under Financial Holding Companies. With the passage of this law, combined with changing demographics, technological advances and customer expectations for one-stop shopping, we expect further strategic alignments in the financial services industry. We continue to analyze our options within this environment for increasing distribution, adding products and technology and improving economies of scale.

     Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The NAIC has completed the process of codifying SAP to promote standardization of methods. Our statutory surplus increased $41.6 as we implemented SAP effective January 1, 2001.

     State guaranty associations make assessments to cover losses to policyholders of insolvent or rehabilitated insurance companies. Assessments may be partially recovered through a reduction in future premium taxes in most states. We have accrued for expected assessments net of estimated future premium tax deductions.

     For comments about litigation, see Critical Accounting Policies above. Also, see Note 19, which is incorporated by reference, for discussion of our contingent liabilities.

  Environmental Liabilities

     We are exposed to environmental regulation and litigation as a result of ownership of investment real estate and real estate owned by JPCC. Our actual loss experience has been minimal and we consider our exposure to environmental losses to be insignificant.

  Forward Looking Information

     You should note that this document and our other SEC filings reflect information that we believe was accurate as of the date the respective materials were made publicly available. Thus they do not reflect later developments.

     As a matter of policy, we do not normally make projections or forecasts of future events or our performance. When we do, we rely on a safe harbor provided by the Private Securities Litigation Reform Act of 1995 for statements that are not historical facts, called forward looking statements. These may include statements relating to our future actions, sales and product development efforts, expenses, the outcome of contingencies such as legal proceedings, or financial performance.

     Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, the risk that we might fail to successfully complete our strategy for substantially increasing life insurance sales; general economic conditions (including the uncertainty as to the depth and duration of the current economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities, and interest rate changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact.

     We undertake no obligation to publicly correct or update any forward looking statements, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our press releases and filings with the SEC. In particular, you should read the discussion in the section entitled "External Trends and Forward Looking Information," and other sections it may reference, in our most recent 10-K report as it may be updated in our subsequent 10-Q and 8-K reports. This discussion covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect our performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information under the heading "Market Risk Exposures" in MD&A is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S PRESENTATION OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2001        2001         2001            2001
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 797      $ 799         $ 821          $ 847
Realized investment gains (losses).................       57         30            24            (45)
                                                       -----      -----         -----          -----
Revenues...........................................      854        829           845            802
Benefits and expenses..............................      625        616           636            653
Provision for income taxes.........................       76         72            70             45
                                                       -----      -----         -----          -----
Net income before dividends on Capital Securities
  and cumulative effect of change in accounting
  principle........................................      153        141           139            104
Dividends on Capital Securities....................       (6)        (6)           (6)            (7)
Cumulative effect of change in accounting for
  derivative instruments, net of income taxes
  (1)..............................................        1         --            --             --
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 148      $ 135         $ 133          $  97
                                                       =====      =====         =====          =====
Per share of common stock..........................    $0.97      $0.88         $0.88          $0.65
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $0.96      $0.87         $0.87          $0.64
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $0.73      $0.75         $0.78          $0.83
                                                       =====      =====         =====          =====

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000        2000         2000            2000
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 772      $ 772         $ 781          $ 811
Realized investment gains (losses).................       48         31            26             (3)
                                                       -----      -----         -----          -----
Revenues...........................................      820        803           807            808
Benefits and expenses..............................      599        595           604            626
Provision for income taxes.........................       76         72            68             61
                                                       -----      -----         -----          -----
Net income.........................................      145        136           135            121
Dividends on Capital Securities....................       (6)        (6)           (6)            (7)
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 139      $ 130         $ 129          $ 114
                                                       =====      =====         =====          =====
Per share of common stock..........................    $0.90      $0.84         $0.84          $0.73
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $0.89      $0.83         $0.83          $0.73
                                                       =====      =====         =====          =====
Reportable segment results per common share........    $0.69      $0.71         $0.73          $0.75
                                                       =====      =====         =====          =====

---------------
(1) Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation
Greensboro, North Carolina

     We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

                                          /s/ ERNST & YOUNG LLP

Greensboro, North Carolina
February 4, 2002

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2001           2000
                                                              -------        -------
                                                                (DOLLAR AMOUNTS IN
                                                                 MILLIONS EXCEPT
                                                                SHARE INFORMATION)
                                       ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost $13,904 and $12,919)....................  $14,128        $12,978
  Debt securities held to maturity, at amortized cost (fair
    value $3,378 and $3,134)................................    3,339          3,130
  Equity securities available for sale, at fair value (cost
    $29 and $64)............................................      511            551
  Mortgage loans on real estate.............................    3,094          2,771
  Policy loans..............................................      911            923
  Real estate...............................................      132            135
  Other investments.........................................       20             11
                                                              -------        -------
         Total investments..................................   22,135         20,499
Cash and cash equivalents...................................      139             26
Accrued investment income...................................      281            272
Due from reinsurers.........................................    1,433          1,450
Deferred policy acquisition costs and value of business
  acquired..................................................    2,070          1,959
Goodwill....................................................      312            323
Assets held in separate accounts............................    2,148          2,311
Other assets................................................      478            481
                                                              -------        -------
         Total assets.......................................  $28,996        $27,321
                                                              =======        =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits....................................  $ 2,565        $ 2,655
  Policyholder contract deposits............................   18,017         16,555
  Dividend accumulations and other policyholder funds on
    deposit.................................................      250            191
  Policy and contract claims................................      181            176
  Other.....................................................      486            388
                                                              -------        -------
         Total policy liabilities...........................   21,499         19,965
Debt:
  Commercial paper and revolving credit borrowings..........      297            405
  Exchangeable Securities...................................      150            139
Securities sold under repurchase agreements.................      292            397
Currently payable income taxes..............................       24             60
Deferred income tax liabilities.............................      291            212
Liabilities related to separate accounts....................    2,148          2,311
Accounts payable, accruals and other liabilities............      604            373
                                                              -------        -------
         Total liabilities..................................   25,305         23,862
                                                              -------        -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated
  debentures ("Capital Securities").........................      300            300
Stockholders' Equity:
  Common stock and paid in capital, par value $1.25 per
    share: authorized 350,000,000 shares; issued and
    outstanding 2001 -- 150,006,582 shares;
    2000 -- 154,305,846 shares..............................      188            131
  Retained earnings.........................................    2,789          2,683
  Accumulated other comprehensive income....................      414            345
                                                              -------        -------
                                                                3,391          3,159
                                                              -------        -------
         Total liabilities and stockholders' equity.........  $28,996        $27,321
                                                              =======        =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                 (DOLLAR AMOUNTS IN
                                                                  MILLIONS EXCEPT
                                                                 SHARE INFORMATION)
REVENUE:
Premiums and other considerations...........................  $1,424   $1,365   $  903
Net investment income.......................................   1,533    1,430    1,272
Realized investment gains...................................      66      102      101
Communications sales........................................     196      210      204
Other.......................................................     111      131       81
                                                              ------   ------   ------
          Total revenue.....................................   3,330    3,238    2,561
                                                              ------   ------   ------
BENEFITS AND EXPENSES:
Insurance and annuity benefits..............................   1,796    1,660    1,208
Insurance commissions, net of deferrals.....................     132      134       93
General and administrative expenses, net of deferrals.......     171      180      131
Insurance taxes, licenses and fees..........................      71       68       58
Amortization of policy acquisition costs and value of
  business acquired.........................................     237      261      200
Communications operations...................................     123      121      120
                                                              ------   ------   ------
          Total benefits and expenses.......................   2,530    2,424    1,810
                                                              ------   ------   ------
Income before income taxes..................................     800      814      751
Income taxes................................................     263      277      256
                                                              ------   ------   ------
Net income before dividends on Capital Securities and
  cumulative effect of change in accounting principal.......     537      537      495
Dividends on Capital Securities.............................     (25)     (25)     (25)
Cumulative effect of change in accounting for derivative
  instruments, net of income taxes..........................       1       --       --
                                                              ------   ------   ------
Net income available to common stockholders.................  $  513   $  512   $  470
                                                              ======   ======   ======
EARNINGS PER SHARE:
Net income available to common stockholders before
  cumulative effect of change in accounting principle.......  $ 3.37   $ 3.31   $ 2.97
Cumulative effect of change in accounting for derivative
  instruments, net of income taxes..........................    0.01       --       --
                                                              ------   ------   ------
NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS.......  $ 3.38   $ 3.31   $ 2.97
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS -- ASSUMING DILUTION.........................  $ 3.34   $ 3.28   $ 2.95
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                         ACCUMULATED OTHER       TOTAL
                                             AND                               COMPREHENSIVE     STOCKHOLDERS'
                                       PAID IN CAPITAL   RETAINED EARNINGS        INCOME            EQUITY
                                       ---------------   -----------------   -----------------   -------------
                                                (DOLLAR AMOUNTS IN MILLIONS EXCEPT SHARE INFORMATION)
BALANCE, JANUARY 1, 1999.............       $133              $2,191               $ 728            $3,052
  Net income before dividends on
     Capital Securities..............         --                 495                  --               495
  Other comprehensive income.........         --                  --                (462)             (462)
                                                                                                    ------
  Comprehensive income...............                                                                   33
  Common dividends $0.86 per share...         --                (138)                 --              (138)
  Preferred dividends................         --                 (25)                 --               (25)
  Common stock issued................         15                  --                  --                15
  Common stock reacquired............        (19)               (165)                 --              (184)
                                            ----              ------               -----            ------
BALANCE, DECEMBER 31, 1999...........        129               2,358                 266             2,753
  Net income before dividends on
     Capital Securities..............         --                 537                  --               537
  Other comprehensive income.........         --                  --                  79                79
                                                                                                    ------
  Comprehensive income...............                                                                  616
  Common dividends $0.96 per share...         --                (152)                 --              (152)
  Preferred dividends................         --                 (25)                 --               (25)
  Common stock issued................         12                  --                  --                12
  Common stock reacquired............        (10)                (35)                 --               (45)
                                            ----              ------               -----            ------
BALANCE, DECEMBER 31, 2000...........        131               2,683                 345             3,159
  Net income before dividends on
     Capital Securities..............         --                 538                  --               538
  Change in fair value of derivative
     financial instruments, net of
     income taxes....................         --                  --                   4                 4
  Unrealized gain on available for
     sale securities, net of income
     taxes...........................         --                  --                  65                65
                                                                                                    ------
  Comprehensive income...............                                                                  607
  Common dividends $1.07 per share...         --                (166)                 --              (166)
  Preferred dividends................         --                 (25)                 --               (25)
  Common stock issued................          4                  --                  --                 4
  Common stock reacquired............        (11)               (177)                 --              (188)
  Three-for-two common stock split...         64                 (64)                 --                --
                                            ----              ------               -----            ------
BALANCE, DECEMBER 31, 2001...........       $188              $2,789               $ 414            $3,391
                                            ====              ======               =====            ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before dividends on Capital Securities...........  $   538    $   537    $   495
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Change in policy liabilities other than deposits..........       79        (21)        (6)
  Credits to policyholder accounts, net.....................      172        138        120
  Deferral of policy acquisition costs, net of
     amortization...........................................     (215)      (201)      (145)
  Change in receivables and asset accruals..................      (74)       (87)        (9)
  Change in payables and expense accruals...................      234        111         33
  Realized investment gains.................................      (66)      (102)      (101)
  Depreciation and amortization.............................       19         29         37
  Amortization of value of business acquired, net...........       56         90         60
  Other.....................................................       (4)         7         (3)
                                                              -------    -------    -------
          Net cash provided by operating activities.........      739        501        481
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
  Sales.....................................................      421      1,002        835
  Maturities, calls and redemptions.........................    1,035        718        986
  Purchases.................................................   (2,303)    (2,261)    (2,550)
Securities held to maturity:
  Sales.....................................................       21         13          7
  Maturities, calls and redemptions.........................      405        481        495
  Purchases.................................................     (658)      (292)       (18)
Repayments of mortgage loans................................      156        122        139
Mortgage loans originated...................................     (477)      (350)      (602)
Increase (decrease) in policy loans, net....................       43        (25)       (29)
Acquisitions of subsidiaries, net of cash received..........       --         (3)      (344)
Other investing activities, net.............................       (6)       (16)       (30)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (1,363)      (611)    (1,111)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder contract deposits..............................    2,918      2,570      2,249
Withdrawals of policyholder contract deposits...............   (1,597)    (2,058)    (1,545)
Borrowings under short-term credit facilities...............    3,830      3,266      8,167
Repayments under short-term credit facilities...............   (3,937)    (3,222)    (8,094)
Net (payments) proceeds from securities sold under
  repurchase agreements.....................................     (105)      (126)       230
Repayment of ACES...........................................       --       (146)        --
Cash dividends paid.........................................     (187)      (173)      (160)
Common stock transactions, net..............................     (184)       (33)      (173)
Redemption of mandatorily redeemable preferred stock........       --         --         (3)
Other financing activities, net.............................       (1)        (4)        --
                                                              -------    -------    -------
          Net cash provided by financing activities.........      737         74        671
                                                              -------    -------    -------
          Net increase (decrease) in cash and cash
            equivalents.....................................      113        (36)        41
Cash and cash equivalents, beginning........................       26         62         21
                                                              -------    -------    -------
Cash and cash equivalents, ending...........................  $   139    $    26    $    62
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid...........................................  $   258    $   223    $   191
                                                              =======    =======    =======
Interest paid...............................................  $    47    $    67    $    41
                                                              =======    =======    =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT SHARE INFORMATION)
                               DECEMBER 31, 2001

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT TRANSACTIONS

NATURE OF OPERATIONS

     Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the life insurance and communications industries. Life insurance, annuities, disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA), collectively referred to as JP Financial. Communications operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

BUSINESS ACQUISITIONS

     On December 30, 1999, the Company acquired The Guarantee Life Companies Inc. and its subsidiaries, including Guarantee Life Insurance Company, collectively referred to as Guarantee. Guarantee's operations include group and worksite marketed non-medical products, including term life, disability, and dental products marketed through regional group offices. Guarantee's operations also include a substantial block of individual insurance products, principally universal life. The cost of the acquisition consisted of $298 cash paid plus other acquisition expenses. In addition, the Company assumed outstanding debt of $123. The Company financed the acquisition through the issuance of commercial paper and through proceeds from repurchase agreements. The acquisition was accounted for using the purchase method. Because the acquisition took place on December 30, none of Guarantee's results of operations are included in the consolidated income statement for 1999. The acquisition resulted in $105 of goodwill and $202 of value of business acquired. This goodwill was being amortized over 35 years on a systematic basis through 2001.

     Pro forma financial information for this acquisition has not been presented, as the pro forma impact on consolidated operations is not significant.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 12.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, policy liabilities, and the potential effects of resolving litigated matters.

CASH AND CASH EQUIVALENTS

     The Company includes with cash and cash equivalents its holdings of highly liquid investments, which mature within three months of the date of acquisition.

DEBT AND EQUITY SECURITIES

     Debt and equity securities are classified as either securities held to maturity, stated at amortized cost, or securities available for sale, stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.

     Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospect for the issuer. Unrealized losses that are considered to be other than temporary are recognized in realized gains and losses. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

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

REAL ESTATE AND OTHER INVESTMENTS

     Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $47 and $43 at December 31, 2001 and 2000. Other investments are stated at equity, or the lower of cost or market, as appropriate.

PROPERTY AND EQUIPMENT

     Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $181 and $159 at December 31, 2001 and 2000.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Costs related to obtaining new and renewal business, including commissions, certain costs of underwriting and issuing policies, certain agency office expenses, and first year bonus interest on annuities, all of which vary with and are primarily related to the production of new and renewal business, have been deferred.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

     The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of non-credit related realized gains and losses, credit related gains, and the effects of unrealized gains and losses on debt securities classified as available for sale. Deferred policy acquisition costs and value of business acquired are not adjusted for the effect of credit related losses, rather as a part of the investment income allocation process a charge is made against the investment income allocated to the Individual Products, Annuity and Investment Products, and Benefit Partner segments. This charge is based upon the credit quality of the assets supporting each segment and is meant to replicate the expected credit losses that will emerge over a period of years. Through this mechanism, the Individual Products, Annuity and Investment Products, and Benefit Partner segments pay a relatively level charge to the corporate segment and in return are reimbursed when credit related losses actually occur.

     Both deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed the expected recoverable amounts. No impairment adjustments have been reflected in the results of operations for the years presented.

GOODWILL

     Through December 31, 2001, goodwill was amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $41 and $39 at December 31, 2001 and 2000. Carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. See further discussion under New Accounting Pronouncements below.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Premiums on accident and health, disability and dental insurance are reported as earned, over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired coverage terms.

     Revenue from universal life-type and annuity products includes charges for the cost of insurance, initiation and administration of the policy and surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which services are provided.

     Concession income of the broker/dealer subsidiaries is recorded as earned and is presented in other revenue.

COMMUNICATION REVENUE, FILM AND PROGRAM RIGHTS

     Communications sales are presented net of agency and representative commissions. Film and program rights result from license agreements under which the Company has acquired rights to broadcast certain television program material and are stated at cost less amortization. The cost of rights acquired is recorded as an asset, and an offsetting liability is also recorded when the cost is known or reasonably determinable, and the program material has been accepted and made available for broadcast. Amortization is determined using both straight-line and accelerated methods based on the terms of the license agreements. Carrying amounts are regularly reviewed by management for indications of impairment and are adjusted when appropriate to estimated amounts recoverable from future broadcast of the applicable program material.

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

REINSURANCE BALANCES AND TRANSACTIONS

     Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder contract deposits. The cost of reinsurance is

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative effect of an accounting change of $2 with related income tax expense of $1 being recognized as income in the accompanying consolidated statement of income. There was no cumulative effect recognized in other comprehensive income related to the Company's interest rate swaps, used as cash flow hedges, because these swaps were carried at fair value prior to adoption of SFAS 133. See Note 5 for a complete discussion of the Company's derivative instruments.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption, goodwill and certain other intangible assets will no longer be amortized. The Company will also be required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment at least annually at the reporting unit level. The Company does not expect to incur significant impairment losses upon adoption of this accounting standard.

     Based on current levels of amortization expense, the Company estimates that the elimination of goodwill expense and intangible expenses (primarily Federal Communication Commission Licenses) will positively impact net income by approximately $13 or approximately $0.08 per common share (diluted), on an annual basis.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The Company

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES will adopt SFAS 143 on January 1, 2003, and does not believe that the impact of adoption will have a significant impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the Statement as of January 1, 2002 and it does not believe adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

NOTE 3.  INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle. On February 12, 2001, the Board authorized a three-for-two stock split which was effected as a 50% stock dividend distributed on April 9, 2001 to shareholders of record as of March 19, 2001 (see Note 10). All share and per share amounts have been restated to give retroactive effect to the stock split:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2001          2000          1999
                                                  -----------   -----------   -----------
NUMERATOR:
  Net income before dividends on Capital
     Securities and cumulative effect of change
     in accounting principle....................  $       537   $       537   $       495
  Dividends on Capital Securities...............           25            25            25
                                                  -----------   -----------   -----------
  Numerator for net income per share and net
     income per share -- assuming dilution --Net
     income available to common stockholders,
     before cumulative effect of change in
     accounting principle.......................  $       512   $       512   $       470
                                                  ===========   ===========   ===========
DENOMINATOR:
  Denominator for net income per
     share -- weighted-average shares
     outstanding................................  151,914,983   154,575,633   157,725,164
  Effect of dilutive securities:
     Employee, director, and agent stock
       options..................................    1,496,187     1,345,802     1,623,460
                                                  -----------   -----------   -----------
  Denominator for net income per
     share -- assuming dilution -- adjusted
     weighted-average shares outstanding........  153,411,170   155,921,435   159,348,624
                                                  ===========   ===========   ===========
NET INCOME PER SHARE, BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE.............  $      3.37   $      3.31   $      2.97
                                                  ===========   ===========   ===========
NET INCOME PER SHARE -- ASSUMING DILUTION,
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..........................  $      3.33   $      3.28   $      2.95
                                                  ===========   ===========   ===========

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 4.  INVESTMENTS

SUMMARY COST AND FAIR VALUE INFORMATION

     Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                                       DECEMBER 31, 2001
                                                         ---------------------------------------------
                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                           COST        GAINS       (LOSSES)     VALUE
                                                         ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U.S. Treasury obligations and direct obligations of
  U.S. Government agencies.............................   $   128      $   12       $  --      $   140
Federal agency issued mortgage backed securities
  (including collateralized mortgage obligations)......     3,116         141          (3)       3,254
Obligations of states and political subdivisions.......        30           1          (1)          30
Corporate obligations..................................     8,348         281        (285)       8,344
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)......     2,253          95         (18)       2,330
Redeemable preferred stocks............................        29           1          --           30
                                                          -------      ------       -----      -------
Subtotal, debt securities..............................    13,904         531        (307)      14,128
Equity securities......................................        29         483          (1)         511
                                                          -------      ------       -----      -------
Securities available for sale..........................   $13,933      $1,014       $(308)     $14,639
                                                          =======      ======       =====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
Obligations of state and political subdivisions........   $    15      $   --       $  --      $    15
Corporate obligations..................................     3,324         100         (61)       3,363
                                                          -------      ------       -----      -------
Debt securities held to maturity.......................   $ 3,339      $  100       $ (61)     $ 3,378
                                                          =======      ======       =====      =======

                                                                       DECEMBER 31, 2000
                                                         ---------------------------------------------
                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                           COST        GAINS       (LOSSES)     VALUE
                                                         ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U.S. Treasury obligations and direct obligations of
  U.S. Government agencies.............................   $   231      $   11       $  --      $   242
Federal agency issued mortgage backed securities
  (including collateralized mortgage obligations)......     2,417          83          (8)       2,492
Obligations of states and political subdivisions.......        29           1          --           30
Corporate obligations..................................     8,031         182        (258)       7,955
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)......     2,183          66         (19)       2,230
Redeemable preferred stocks............................        28           1          --           29
                                                          -------      ------       -----      -------
Subtotal, debt securities..............................    12,919         344        (285)      12,978
Equity securities......................................        64         489          (2)         551
                                                          -------      ------       -----      -------
Securities available for sale..........................   $12,983      $  833       $(287)     $13,529
                                                          =======      ======       =====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
Obligations of state and political subdivisions........   $    17      $   --       $  --      $    17
Corporate obligations..................................     3,113          58         (54)       3,117
                                                          -------      ------       -----      -------
Debt securities held to maturity.......................   $ 3,130      $   58       $ (54)     $ 3,134
                                                          =======      ======       =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONTRACTUAL MATURITIES

     Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2001, according to contractual maturity date, are as indicated below. Actual future maturities will differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                           AVAILABLE FOR SALE     HELD TO MATURITY
                                                           -------------------   ------------------
                                                           AMORTIZED    FAIR     AMORTIZED    FAIR
                                                             COST       VALUE      COST      VALUE
                                                           ---------   -------   ---------   ------
Due in one year or less..................................   $   308    $   309    $  232     $  236
Due after one year through five years....................     1,939      2,011       942        965
Due after five years through ten years...................     2,786      2,816       631        642
Due after ten years through twenty years.................       702        711       232        230
Due after twenty years...................................     1,039      1,023       134        135
Amounts not due at a single maturity date................     7,101      7,228     1,168      1,170
                                                            -------    -------    ------     ------
                                                             13,875     14,098     3,339      3,378
Redeemable preferred stocks..............................        29         30        --         --
                                                            -------    -------    ------     ------
                                                            $13,904    $14,128    $3,339     $3,378
                                                            =======    =======    ======     ======

INVESTMENT CONCENTRATION, RISK AND IMPAIRMENT

     Investments in debt and equity securities include 1,820 issuers, with one corporate issuer representing more than one percent of investments. Debt and equity securities include investments in Bank of America of $584 and $492 as of December 31, 2001 and 2000.

     The Company's mortgage loan portfolio is comprised primarily of conventional real estate mortgages collateralized by retail (33%), industrial (19%), office (19%), apartment (17%), and hotel (12%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 33% of stated mortgage loan balances as of December 31, 2001 are due from borrowers in South Atlantic states and approximately 23% are due from borrowers in West South Central states. No other geographic region represents as much as 10% of December 31, 2001 mortgage loans.

     At December 31, 2001 and 2000, the recorded investment in mortgage loans that are considered to be impaired was $81 and $52. Delinquent loans outstanding as of December 31, 2001 and 2000 totaled $0 and $0.6. The related allowance for credit losses on all mortgage loans was $29 at December 31, 2001 and December 31, 2000. The average recorded investment in impaired loans was $67, $57 and $64 during the years ended December 31, 2001, 2000 and 1999, on which interest income of $7, $3 and $6 was recognized on a cash basis.

     The Company uses repurchase agreements to meet various cash requirements. At December 31, 2001 and 2000, the amounts held in debt securities available for sale pledged as collateral for these borrowings were $306 and $415.

SECURITIES LENDING

     In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $248 and $258 at December 31, 2001 and $294 and $303 at December 31, 2000.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CHANGES IN NET UNREALIZED GAINS ON SECURITIES

     Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

                                                              NET UNREALIZED GAINS (LOSSES)
                                                            ---------------------------------
                                                               DEBT        EQUITY
                                                            SECURITIES   SECURITIES    TOTAL
                                                            ----------   ----------   -------
Net unrealized gains on securities available for sale as
  of December 31, 1998....................................    $ 197        $ 531      $   728
Change during year ended December 31, 1999:
  Decrease in stated amount of securities.................     (864)        (216)      (1,080)
  Increase in value of business acquired and deferred
     policy acquisition costs.............................      337           --          337
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --           36           36
  Decrease in deferred income tax liabilities.............      184           61          245
                                                              -----        -----      -------
Decrease in net unrealized gains included in other
  comprehensive income....................................     (343)        (119)        (462)
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 1999....................................     (146)         412          266
Change during year ended December 31, 2000:
  Increase in stated amount of securities.................      460         (152)         308
  Decrease in value of business acquired and deferred
     policy acquisition costs.............................     (190)          --         (190)
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --            4            4
  Increase in deferred income tax liabilities.............      (95)          52          (43)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................      175          (96)          79
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 2000....................................       29          316          345
Change during year ended December 31, 2001:
  Increase in stated amount of securities.................      165           (5)         160
  Decrease in value of business acquired and deferred
     policy acquisition costs.............................      (48)          --          (48)
  Decrease in carrying value of Exchangeable Securities
     (Note 8).............................................       --          (11)         (11)
  Increase in derivative financial instruments............        6           --            6
  Increase in deferred income tax liabilities.............      (40)           2          (38)
                                                              -----        -----      -------
Increase in net unrealized gains included in other
  comprehensive income....................................       83          (14)          69
                                                              -----        -----      -------
Net unrealized gains on securities available for sale as
  of December 31, 2001....................................    $ 112        $ 302      $   414
                                                              =====        =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NET INVESTMENT INCOME

     The details of investment income, net of investment expenses, follow:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Interest on debt securities...............................   $1,270   $1,202   $1,063
Investment income on equity securities....................       23       27       29
Interest on mortgage loans................................      234      212      179
Interest on policy loans..................................       48       49       43
Other investment income...................................       29       34       32
                                                             ------   ------   ------
Gross investment income...................................    1,604    1,524    1,346
Investment expenses.......................................      (71)     (94)     (74)
                                                             ------   ------   ------
Net investment income.....................................   $1,533   $1,430   $1,272
                                                             ======   ======   ======

     Investment expenses include interest, salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

REALIZED GAINS AND LOSSES

     The details of realized investment gains (losses) follow:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                2001     2000     1999
                                                                -----    -----    -----
Common stocks...............................................    $146     $120     $ 90
Real estate.................................................       1        1       11
Debt securities.............................................     (80)     (22)      (2)
Other.......................................................      (2)       1        2
Amortization of deferred policy acquisition costs and value
  of business acquired......................................       1        2       --
                                                                ----     ----     ----
Realized investment gains...................................    $ 66     $102     $101
                                                                ====     ====     ====

     Information about gross realized gains and losses on available for sale securities transactions follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                2001     2000     1999
                                                                -----    -----    -----
Gross realized:
  Gains.....................................................    $156     $266     $100
  Losses....................................................     (75)     (23)     (21)
                                                                ----     ----     ----
Net realized gains on available for sale securities.........    $ 81     $243     $ 79
                                                                ====     ====     ====

OTHER INFORMATION

     The Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. The net carrying amounts of sold securities were $27, $17, and $7 for 2001, 2000, and 1999. The realized losses on the securities were $6, $4, and $0 for 2001, 2000, and 1999.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

     SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company's derivative instruments of $10 at December 31, 2001, are included in other investments in the accompanying balance sheet. The accounting for changes in the fair value

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

(i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company accounts for changes in fair values of derivatives that have no hedge designation or do not qualify for hedge accounting through current earnings during the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company's hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

CASH FLOW HEDGING STRATEGY

     The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. For the year ended December 31, 2001, the ineffective portion of the Company's cash flow hedging instruments, which is recognized in realized investment gains, was not significant. At December 31, 2001, the maximum term of interest rate swaps that hedge floating rate investments was eleven years.

     For the year ended December 31, 2001, the Company recognized other comprehensive income related to cash flow hedges of $3.

     For the year ended December 31, 2001, the Company did not reclassify any significant gains or losses into earnings as a result of the discontinuance of its cash flow hedges. Further, the Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

OTHER DERIVATIVES

     The Company acquired a $30 block of equity-indexed annuities as the result of its purchase of Guarantee. These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income. For the year ended December 31, 2001, activity reflected in net investment income related to these options was not significant.

     Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. For the year ended December 31, 2001, the Company recognized realized investment gains of $1 related to these swaps.

     The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains, but had an insignificant effect for the year ended December 31, 2001.

     Counterparties to derivative instruments expose the Company to credit risk in the event of non-performance. The Company limits this exposure by diversifying among counterparties with high credit ratings.

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

NOTE 6.  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

DEFERRED POLICY ACQUISITION COSTS

     Information about deferred policy acquisition costs follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Beginning balance.........................................   $1,219   $1,091   $  844
Deferral:
  Commissions.............................................      284      274      200
  Other...................................................      100       80       63
                                                             ------   ------   ------
                                                                384      354      263
Amortization..............................................     (169)    (153)    (117)
Adjustment related to unrealized (gains) losses on debt
  securities available for sale...........................      (24)     (75)     102
Adjustment related to realized losses (gains) on debt
  securities..............................................       --        2       (1)
                                                             ------   ------   ------
Ending balance............................................   $1,410   $1,219   $1,091
                                                             ======   ======   ======

VALUE OF BUSINESS ACQUIRED

     Information about value of business acquired follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                2001     2000     1999
                                                                -----    -----    -----
Beginning balance...........................................    $740     $949     $568
Acquisitions................................................      --       --      206
Deferral of commissions and accretion of interest...........      12       18       22
Amortization................................................     (68)    (108)     (83)
Adjustment related to unrealized (gains) losses on debt
  securities available for sale.............................     (25)    (115)     235
Adjustment related to realized losses on debt securities....       1       --        1
Adjustment related to purchase accounting...................      --       (4)      --
                                                                ----     ----     ----
Ending balance..............................................    $660     $740     $949
                                                                ====     ====     ====

     During 2000, the Company finalized its purchase accounting for the acquisition of Guarantee, resulting in an adjustment to decrease the value of business acquired by $4.

     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                                               AMORTIZATION
YEAR                                                            PERCENTAGE
----                                                           ------------
2002........................................................       10.1%
2003........................................................        8.9%
2004........................................................        7.6%
2005........................................................        6.5%
2006........................................................        5.4%

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 7.  POLICY LIABILITIES INFORMATION

INTEREST RATE ASSUMPTIONS

     The liability for future policy benefits associated with ordinary life insurance policies has been determined using initial interest rate assumptions ranging from 2.0% to 11.5% and, when applicable, uniform grading over 10 to 30 years to ultimate rates ranging from 2.0% to 6.5%. Interest rate assumptions for weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to ordinary life insurance policies.

     Credited interest rates for universal life-type products ranged from 4.0% to 7.5% in 2001, 4.1% to 6.7% in 2000 and 4.1% to 6.7% in 1999. The average credited interest rates for universal life-type products were 5.6% each of the last three years. For annuity products, credited interest rates generally ranged from 4.0% to 9.8% in 2001, 4.0% to 9.0% in 2000 and 4.0% to 9.5% in 1999.

MORTALITY AND WITHDRAWAL ASSUMPTIONS

     Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.

     For immediate annuities issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table and the 1969-71 U.S. Life Tables. For similar products issued between 1987 and 1999, mortality assumptions are based on blends of the 1983a and 1979-81 U.S. Life Tables. For similar products issued after 1999, mortality assumptions are based on the Annuity 2000 Mortality Table.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

ACCIDENT AND HEALTH AND DISABILITY INSURANCE LIABILITIES ACTIVITY

     Activity in the liabilities for accident and health and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

                                                              2001   2000   1999
                                                              ----   ----   ----
Balance as of January 1.....................................  $552   $524   $358
Less reinsurance recoverables...............................   146    130     71
                                                              ----   ----   ----
Net balance as of January 1.................................   406    394    287
                                                              ----   ----   ----
Acquisitions................................................    --     --    143
                                                              ----   ----   ----
Amount incurred:
  Current year..............................................   304    270     91
  Prior years...............................................   (44)   (15)   (30)
                                                              ----   ----   ----
                                                               260    255     61
                                                              ----   ----   ----
Less amount paid:
  Current year..............................................   174    148     33
  Prior years...............................................    87     95     64
                                                              ----   ----   ----
                                                               261    243     97
                                                              ----   ----   ----
Net balance as of December 31...............................   405    406    394
Plus reinsurance recoverables...............................   135    146    130
                                                              ----   ----   ----
Balance as of December 31...................................  $540   $552   $524
                                                              ====   ====   ====
Balance as of December 31 included with:
  Future policy benefits....................................  $498   $485   $456
  Policy and contract claims................................    42     67     68
                                                              ----   ----   ----
                                                              $540   $552   $524
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

NOTE 8.  DEBT AND EXCHANGEABLE SECURITIES

COMMERCIAL PAPER AND REVOLVING CREDIT BORROWINGS

     The Company has entered into a bank credit agreement for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. The agreement is for $375 and expires in May 2002 and principally supports the issuance of commercial paper. The Company intends to replace the expiring bank credit agreement with a new agreement in May 2002. As of December 31, 2001, outstanding commercial paper had various maturities, with none in excess of 90 days. The Company can issue commercial paper with maturities of up to 270 days. In the event the Company is not able to remarket commercial paper at maturity, the Company has sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $297 and $405 at December 31, 2001 and 2000 were 3.72% and 6.51%.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

EXCHANGEABLE SECURITIES

     The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as Exchangeable Securities.

  MEDS

     In April and June 1997, the Company issued MEDS of $75 at 6.95% and $75 at 6.65%. The MEDS are based on BankAmerica common stock. Interest is payable quarterly. The MEDS represent senior indebtedness of the Corporation. The MEDS had principal amounts at issue of: 6.95% MEDS, $55.55 per security and 6.65% MEDS, $66.625 per security. Two weeks prior to, or at, maturity, the Company has the option of mandatorily exchanging the principal amount of the MEDS into either a number of shares of the common stock of BankAmerica (stock) determined based on an exchange rate reflecting the then trading price for the stock, or cash in an amount of equal value. Subject to adjustments to reflect dilution, the exchange rate is equal to (1) 0.8264 shares if the stock price is at least:
6.95% MEDS, $67.22 and 6.65% MEDS, $80.62, (2) a fractional share of the stock having a value equal to the principal amount if the price is more than the principal amount but less than the amount stated in (1), or (3) one share if the price is less than or equal to the principal amount.

     Effective September 22, 1999, the 6.65% MEDS were renegotiated with the holder and provide for an interest rate of 3.325% and an additional cash payment per security at redemption or maturity equal to any shortfall in the stock price below $66.625 but not more than $11.125 per security. Similarly, effective December 22, 1999, the 6.95% MEDS were renegotiated to an interest rate of 3.475% with an additional cash payment per security equal to any shortfall in the stock price below $55.55 but not more than $9.2375 per security.

     On January 10, 2002, the Company repaid the MEDS for $150 in cash, representing the original principal of the debt.

  ACES

     On January 21, 2000, the Company repaid the ACES for $146 in cash, plus accrued interest.

     The Exchangeable Securities are carried at fair value. Changes in the carrying value, net of deferred income taxes, are recorded in other comprehensive income. At December 31, 2001 and 2000, the combined carrying value of the Exchangeable Securities was $150 and $139, based on the market value of BankAmerica stock. The value per share of BankAmerica stock was $62.95 and $45.88 as of year-end 2001 and 2000.

INTEREST

     Interest expense totaled $44 for 2001, $67 for 2000 and $50 for 1999.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK

     Changes in the number of shares outstanding are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2001          2000          1999
                                                  -----------   -----------   -----------
Shares outstanding, beginning...................  154,305,846   155,017,028   158,844,278
Shares issued under stock option plans..........      141,075       391,590       374,850
Shares reacquired...............................   (4,440,339)   (1,102,772)   (4,202,100)
                                                  -----------   -----------   -----------
Shares outstanding, ending......................  150,006,582   154,305,846   155,017,028
                                                  ===========   ===========   ===========

     On February 12, 2001, the Board authorized a three-for-two common stock split which became effective as a 50% stock dividend distributed on April 9, 2001 to shareholders of record as of March 19, 2001. The split-adjusted value of fractional shares was paid in cash. The par value of additional shares issued, which totaled $64, was reclassified from retained earnings to common stock. All share and per share information gives retroactive effect to the stock split.

SHAREHOLDERS' RIGHTS PLAN

     Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Company's Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $156.67 an amount of common stock of the Company (or in the discretion of the Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 155 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.30 cents per right at any time before they become exercisable.

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

     A total of 14,304,849 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2001. The option price may not be less than the market value of the Company's common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NON-EMPLOYEE DIRECTORS' PLAN

     Under the Non-Employee Directors' Stock Option Plan, 764,721 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 2001. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. This plan will terminate as to further awards on March 31, 2003.

SUMMARY STOCK OPTION ACTIVITY

     Summarized information about the Company's stock option activity follows:

                                           2001                     2000                     1999
                                  ----------------------   ----------------------   ----------------------
                                               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                                 PRICE                    PRICE                    PRICE
                                   OPTIONS     PER SHARE    OPTIONS     PER SHARE    OPTIONS     PER SHARE
                                  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding beginning of year...   7,644,441    $31.32      6,847,190    $30.08      6,058,047    $26.19
Granted.........................   2,222,163     46.39      1,329,225     35.96      1,330,464     46.12
Exercised.......................    (132,948)    21.43       (386,091)    22.13       (334,734)    19.93
Forfeited.......................    (241,267)    37.79       (145,883)    39.85       (206,587)    35.58
                                  ----------    ------     ----------    ------     ----------    ------
Outstanding end of year.........   9,492,389    $34.82      7,644,441    $31.32      6,847,190    $30.08
                                  ==========    ======     ==========    ======     ==========    ======
Exercisable at end of year......   6,070,322    $30.82      5,337,104    $27.81      3,552,695    $22.39
                                  ==========    ======     ==========    ======     ==========    ======
Weighted-average fair value of
  options granted during the
  year..........................  $    11.27               $     8.96               $    10.88
                                  ==========               ==========               ==========

     The following table summarizes certain stock option information at December 31, 2001:

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                    ----------------------------------------   --------------------------
                                                 WEIGHTED-
                                                  AVERAGE
                                                 REMAINING      WEIGHTED-                    WEIGHTED-
                                    NUMBER OF   CONTRACTUAL      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICES             SHARES        LIFE       EXERCISE PRICE    SHARES     EXERCISE PRICE
------------------------            ---------   -----------   --------------   ---------   --------------
$11.63 - $16.59...................  1,128,559       3.3           $15.10       1,128,559       $15.10
$20.78 - $25.72...................  1,818,401       5.5            24.80       1,818,401        24.80
$32.33 - $46.67...................  6,545,429       5.7            41.00       3,123,362        40.00
                                    ---------                     ------       ---------       ------
                                    9,492,389                     $34.82       6,070,322       $30.82
                                    =========                     ======       =========       ======

PRO FORMA INFORMATION

     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.2%, 6.7% and 5.2%; volatility factors of the expected market price of the Company's common stock of 0.22, 0.20 and 0.19; and a weighted-average expected life of the options of 8.1 years for 2001, 8.6 years for 2000 and 8.2 years for 1999. Dividends were assumed to increase by 10% annually.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of the options.

     The estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. The pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Pro forma net income available to common stockholders.......  $ 502    $ 504    $ 462
Pro forma earnings per share available to common
  stockholders..............................................  $3.30    $3.26    $2.93
Pro forma earnings per share available to common
  stockholders -- assuming dilution.........................  $3.27    $3.23    $2.90

NOTE 12.  STATUTORY FINANCIAL INFORMATION

     The Company's life insurance subsidiaries prepare financial statements on the basis of statutory accounting practices (SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. None of the life insurance subsidiaries utilize permitted practices in the preparation of their statutory financial statements.

     The principal differences between SAP and GAAP are (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP, (2) the value of business acquired is not capitalized under SAP but is under GAAP, (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP, and (7) certain assets are not admitted for purposes of determining surplus under SAP.

     Effective January 1, 2001, the NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual with certain exceptions. Codification has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory basis financial statements. The effect of the adoption of Codification was to increase statutory surplus by $42, primarily through the addition of deferred income taxes.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries (excluding Guarantee for 1999) determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries (excluding Guarantee for 1999) on the basis of GAAP is as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
STATUTORY ACCOUNTING PRACTICES
Net income for the year ended December 31...................  $  351   $  561   $  417
                                                              ======   ======   ======
Statutory capital and surplus as of December 31.............  $1,548   $1,529   $1,696
                                                              ======   ======   ======
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
Net income for the year ended December 31...................  $  400   $  577   $  444
                                                              ======   ======   ======
Stockholder's equity as of December 31......................  $3,720   $3,561   $3,149
                                                              ======   ======   ======

     At December 31, 1999, Guarantee had statutory capital and surplus of $157 and GAAP stockholder's equity of $426. Prior to its acquisition, Guarantee converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets, including revenue therefrom, allocated to the participating policies will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $298 and $369 at December 31, 2001 and $295 and $372 at December 31, 2000. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

     Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2001, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

     The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Depending on the timing of payments, approximately $308 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2002 without regulatory approval.

NOTE 13.  INCOME TAXES

     Income taxes reported are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Current expense.............................................  $222   $215   $212
Deferred expense............................................    41     62     44
Cumulative effect of change in accounting for derivative
  instruments...............................................     1     --     --
                                                              ----   ----   ----
          Total income tax expense..........................  $264   $277   $256
                                                              ====   ====   ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Federal income tax rate.....................................  35.0%    35.0%    35.0%
Reconciling items:
  Tax exempt interest and dividends received deduction......  (0.8)    (1.0)    (0.9)
  Other decreases, net......................................  (1.2)      --       --
                                                              ----     ----     ----
Effective income tax rate...................................  33.0%    34.0%    34.1%
                                                              ====     ====     ====

     The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Deferred tax assets:
  Difference in policy liabilities..........................  $380    $388
  Obligation for postretirement benefits....................     6       6
  Deferred compensation.....................................    25      26
  Other deferred tax assets.................................    87     123
                                                              ----    ----
Gross deferred tax assets...................................   498     543
                                                              ----    ----
Deferred tax liabilities:
  Net unrealized gains on securities........................   221     183
  Deferral of policy acquisition costs and value of business
     acquired...............................................   355     316
  Deferred gain recognition for income tax purposes.........    16      16
  Differences in investment bases...........................    23      36
  Depreciation differences..................................    15      12
  Other deferred tax liabilities............................   159     192
                                                              ----    ----
Gross deferred tax liabilities..............................   789     755
                                                              ----    ----
Net deferred income tax liability...........................  $291    $212
                                                              ====    ====

     Federal income tax returns for all years through 1994 are closed. The Internal Revenue Service has examined tax years 1995 and 1996, and assessments totaling $15 have been proposed. The assessments pertain to issues related to timing differences between tax accounting and generally accepted accounting principles. The Company has contested the proposed assessments. Tax years 1997, 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service, and no assessments have been proposed to date. In the opinion of management, recorded income tax liabilities adequately provide for these pending assessments as well as all remaining open years.

     Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." The Company has approximately $107 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. No related deferred tax liability has been recognized for the potential tax, which would approximate $37.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 14.  RETIREMENT BENEFIT PLANS

PENSION PLANS

     The Company and its subsidiaries have defined benefit pension plans, which are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pension plans is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $240    $265
  Service cost..............................................    12      11
  Interest cost.............................................    19      19
  Actuarial gains...........................................    16     (35)
  Benefits paid.............................................   (20)    (20)
                                                              ----    ----
Benefit obligation at end of year...........................   267     240
                                                              ----    ----
Change in plan assets:
  Fair value of assets at beginning of year.................   385     392
  Actual return on plan assets..............................    (3)     15
  Transfer in...............................................    (1)     (2)
  Benefits paid.............................................   (20)    (20)
                                                              ----    ----
Fair value of assets at end of year.........................   361     385
                                                              ----    ----
Funded status of the plans..................................    94     145
Unrecognized net gain.......................................   (80)   (139)
Unrecognized transition net asset...........................    (6)     (8)
Unrecognized prior service cost.............................     4       5
                                                              ----    ----
Prepaid benefit cost........................................  $ 12    $  3
                                                              ====    ====

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Weighted-average assumptions as of December 31:
  Discount rate............................................    7.0%     7.5%     7.4%
  Expected return on plan assets...........................    8.0%     8.0%     8.0%
  Rate of compensation increase............................    5.0%     5.5%     5.5%
Components of net periodic benefit cost:
  Service cost, benefits earned during the year............   $ 12    $  11    $   9
  Interest cost on projected benefit obligation............     19       19       16
  Expected return on plan assets...........................    (30)     (27)     (22)
  Net amortization and deferral............................     (5)      (6)      (3)
                                                              ----    -----    -----
Benefit cost...............................................   $ (4)   $  (3)   $  --
                                                              ====    =====    =====

OTHER POSTRETIREMENT BENEFIT PLANS

     The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service period. The non-pension postretirement expense was $1 in 2001, 2000 and 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

DEFINED CONTRIBUTION PLANS

     Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $4, $3 and $1 during 2001, 2000 and 1999.

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

     JPFIC reinsures 100% of the Periodic Payment Annuities (PPA), COLI and Affiliated credit insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. The amount due from reinsurers in the consolidated balance sheets includes $914 and $948 due from the Household affiliates at December 31, 2001 and 2000.

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

     As of December 31, 2001 and 2000, JPFIC had reinsurance recoverable of $81 and $84 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $162 and $172 of securities and short-term investments as of December 31, 2001 and 2000, 50% of which is included in investments in the accompanying consolidated balance sheets.

     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2001.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Premiums and other considerations, before effect of
  reinsurance ceded.........................................  $1,601   $1,571   $1,070
Less premiums and other considerations ceded................     177      206      167
                                                              ------   ------   ------
Net premiums and other considerations.......................  $1,424   $1,365   $  903
                                                              ======   ======   ======
Benefits, before reinsurance recoveries.....................  $2,024   $1,922   $1,481
Less reinsurance recoveries.................................     228      262      273
                                                              ------   ------   ------
Net benefits................................................  $1,796   $1,660   $1,208
                                                              ======   ======   ======

NOTE 16.  SEGMENT INFORMATION

     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The Benefit Partners segment was created in the first quarter of 2000, as a result of the acquisition of Guarantee. Amounts related to group non-medical products such as term life, disability and dental insurance that had been classified as Life Insurance Products in prior years have been reclassified to the Benefit Partners segment for 1999. The remaining amounts that had been classified as Life Insurance Products in prior years relate to individual life insurance products and have been renamed Individual Products for 1999. Within the Individual Products segment, the Company offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. As mentioned above, Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. The Communications segment consists principally of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt and debt securities including Capital Securities, federal and state income taxes not otherwise allocated to other reportable segments, and all of the Company's realized gains and losses. Surplus is allocated to the Individual Products, AIP, and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company's strategies for managing those risks. Various distribution channels and/or product classes related to the Company's individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP, and Benefit Partners reporting segments.

     The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is reportable segment results, which excludes realized gains and losses. The accounting policies of the business segments are the same as those described in Note 2. Substantially all revenue is derived from sales

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES in the United States, and foreign assets are not material. The following table summarizes financial information of the reportable segments:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
ASSETS
Individual Products.........................................  $16,115   $15,239
AIP.........................................................    8,740     7,784
Benefit Partners............................................      791       739
Communications..............................................      202       211
Corporate & other...........................................    3,148     3,348
                                                              -------   -------
          Total assets......................................  $28,996   $27,321
                                                              =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
REVENUES
Individual Products.........................................  $1,721   $1,684   $1,468
AIP.........................................................     647      629      511
Benefit Partners............................................     602      537      164
Communications..............................................     195      206      200
Corporate & other...........................................      99       80      117
                                                              ------   ------   ------
                                                               3,264    3,136    2,460
Realized investment gains, before tax.......................      66      102      101
                                                              ------   ------   ------
          Total revenues, before cumulative effect of change
            in accounting principle.........................  $3,330   $3,238   $2,561
                                                              ======   ======   ======

TOTAL REPORTABLE SEGMENT RESULTS AND RECONCILIATION TO NET
  INCOME AVAILABLE TO COMMON STOCKHOLDERS
Individual Products.........................................  $  295   $  287   $  242
AIP.........................................................      75       78       67
Benefit Partners............................................      44       33       25
Communications..............................................      34       41       38
Corporate & other...........................................      20        6       33
                                                              ------   ------   ------
          Total reportable segment results, before
            cumulative effect of change in accounting
            principle.......................................     468      445      405
Realized investment gains, net of tax.......................      44       67       65
                                                              ------   ------   ------
          Net income available to common stockholders,
            before cumulative effect of change in accounting
            principle.......................................     512      512      470
          Cumulative effect of change in accounting for
            derivative instruments, net of income taxes.....       1       --       --
                                                              ------   ------   ------
          Net income available to common stockholders.......  $  513   $  512   $  470
                                                              ======   ======   ======

NET INVESTMENT INCOME (EXPENSE)
Individual Products.........................................  $  877   $  840   $  736
AIP.........................................................     530      482      419
Benefit Partners............................................      55       51       30
Communications..............................................      (4)      (5)      (5)
Corporate & other...........................................      75       62       92
                                                              ------   ------   ------
          Total net investment income.......................  $1,533   $1,430   $1,272
                                                              ======   ======   ======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE
  OF BUSINESS ACQUIRED
Individual Products.........................................  $  144   $  158   $  167
AIP.........................................................      38       46       25
Benefit Partners............................................      56       57        8
                                                              ------   ------   ------
Amortization reflected in total reportable segment
  results...................................................     238      261      200
Amortization on realized investment gains...................      (1)      (2)      --
                                                              ------   ------   ------
Amortization of deferred policy acquisition costs and value
  of business acquired......................................  $  237   $  259   $  200
                                                              ======   ======   ======
INCOME TAX EXPENSE (BENEFIT)
Individual Products.........................................  $  158   $  153   $  128
AIP.........................................................      41       42       36
Benefit Partners............................................      24       18       13
Communications..............................................      22       27       25
Corporate & other...........................................      (4)       2       18
                                                              ------   ------   ------
          Total operating income tax expense................     241      242      220
Income tax expense on realized investment gains.............      22       35       36
                                                              ------   ------   ------
          Total income tax expense..........................  $  263   $  277   $  256
                                                              ======   ======   ======

     The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment.

NOTE 17.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income, along with related tax effects, are as follows:

                                                          UNREALIZED
                                                           GAINS ON      DERIVATIVE
                                                          AVAILABLE-     FINANCIAL
                                                           FOR-SALE     INSTRUMENTS
                                                          SECURITIES   GAINS/(LOSSES)   TOTAL
                                                          ----------   --------------   -----
BALANCE AT DECEMBER 31, 1998............................    $ 728            $--        $ 728
Unrealized holding losses arising during period, net of
  $221 tax benefit......................................     (411)           --          (411)
Less: reclassification adjustment
  Gains realized in net income, net of $28 tax
     expense............................................       51            --            51
                                                            -----            --         -----
BALANCE AT DECEMBER 31, 1999............................      266            --           266
Unrealized holding gains arising during period, net of
  $128 tax expense......................................      237            --           237
Less: reclassification adjustment
  Gains realized in net income, net of $85 tax
     expense............................................      158            --           158
                                                            -----            --         -----
BALANCE AT DECEMBER 31, 2000............................      345            --           345
Unrealized holding gains arising during period, net of
  $64 tax expense.......................................      118            --           118
Change in fair value of derivatives, net of $2 tax
  expense...............................................       --             4             4
Less: reclassification adjustment
  Gains realized in net income, net of $28 tax
     expense............................................       53            --            53
                                                            -----            --         -----
BALANCE AT DECEMBER 31, 2001............................    $ 410            $4         $ 414
                                                            =====            ==         =====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

                                                           2001                 2000
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
FINANCIAL ASSETS
Debt securities available for sale................  $14,128    $14,128   $12,974    $12,974
Debt securities held to maturity..................    3,339      3,378     3,130      3,133
Equity securities available for sale..............      511        511       551        551
Mortgage loans....................................    3,094      3,254     2,771      2,890
Policy loans......................................      911      1,011       923      1,032
Derivative financial instruments..................       10         10         4          5
FINANCIAL LIABILITIES
Annuity contract liabilities in accumulation
  phase...........................................    6,837      6,585     5,818      5,608
Commercial paper and revolving credit
  borrowings......................................      297        297       405        405
Exchangeable Securities...........................      150        150       139        124
Securities sold under repurchase agreements.......      292        292       397        397
Capital Securities................................      300        309       300        294

     The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts in the consolidated balance sheets due to their short-term maturity or availability. Assets and liabilities related to separate accounts are reported at fair value in the consolidated balance sheets.

     The fair values of debt and equity securities and derivative financial instruments have been determined from nationally quoted market prices and by using values supplied by independent pricing services and discounted cash flow techniques.

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

     The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest. With respect to the Exchangeable Securities, the fair value of the MEDS, which are not publicly traded, is estimated based on the value holders would have received had the MEDS been redeemable as of year-end based on the market price of BankAmerica stock.

     The fair value of the Capital Securities was determined based on market quotes for the securities.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 19.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $51 at December 31, 2001.

     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

     In connection with a previous acquisition, the Company acquired a closed block of business that was financed by a loan program collateralized by pledged mutual fund shares of the Company's policyholders. In late 1997, the acquired company entered into an agreement with an unaffiliated third party that provides for the initial and periodic purchase of the majority of its collateralized loans receivable. This agreement is renewable on an annual basis. If the agreement is not renewed, JP can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at December 31, 2001 was $33. JP has no other off balance sheet arrangements of a financing nature.

     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts, and future sports programming rights as of December 31, 2001. The Company also has commitments to sell a portion of the sports programming rights to other entities, over the same period. They are as follows:

                                                            COMMITMENTS   REVENUES   NET
                                                            -----------   --------   ----
2002......................................................     $ 54         $ 41     $ 13
2003......................................................       52           28       24
2004......................................................       50           28       22
2005......................................................       47           26       21
2006......................................................       44           26       18
Thereafter................................................      204          151       53
                                                               ----         ----     ----
Total.....................................................     $451         $300     $151
                                                               ====         ====     ====

     These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use.

     JP Life is a defendant in two separate proposed class action suits. The plaintiffs' fundamental claim in the first suit is that policy illustrations were misleading to consumers. Management believes that the policy illustrations made appropriate disclosures and were not misleading. The second suit alleges that a predecessor company, Pilot Life, decades ago unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. In both cases, the plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss in either or both of these cases, management believes that the subsidiary's practices have complied with state insurance laws and intends to vigorously defend the claims asserted. Accordingly, only the costs of defense have been recorded.

     In the normal course of business, the Company and its subsidiaries are involved in various lawsuits, including several proposed class action suits in addition to those noted above. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, although it could have a material adverse effect on the results of operations for a specific period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the background information under the heading "Proposals I and II -- Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 6, 2002 (Proxy Statement). Executive Officers are described in Part I above.

     We incorporate by reference the information under the heading "Stock Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the delinquent filers under Section 16(a) of the Securities Exchange Act of 1934.

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

     (b) No Form 8-K was filed in the fourth quarter 2001.

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
                                                            David A. Stonecipher
                                                            Chairman and Chief Executive Officer
                                                            (also signing as Principal Executive Officer
                                                            and Director)
                         DATE                               March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)                  /s/  Theresa M. Stone
                                --------------------------------------------------------
NAME AND TITLE)                 Theresa M. Stone
                                Executive Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Reggie D. Adamson
                                --------------------------------------------------------
(NAME AND TITLE)                Reggie D. Adamson
                                Senior Vice President, Financial Operations
                                (Principal Accounting Officer)
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Edwin B. Borden*
                                --------------------------------------------------------
(NAME AND TITLE)                Edwin B. Borden, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  William H. Cunningham*
                                --------------------------------------------------------
(NAME AND TITLE)                William H. Cunningham, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Robert G. Greer*
                                --------------------------------------------------------
(NAME AND TITLE)                Robert G. Greer, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  George W. Henderson, III*
                                --------------------------------------------------------
(NAME AND TITLE)                George W. Henderson, III
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Elizabeth Valk Long*
                                --------------------------------------------------------
(NAME AND TITLE)                Elizabeth Valk Long
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  E. S. Melvin*
                                --------------------------------------------------------
(NAME AND TITLE)                E. S. Melvin, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Kenneth C. Mlekush*
                                --------------------------------------------------------
(NAME AND TITLE)                Kenneth C. Mlekush, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  William P. Payne*
                                --------------------------------------------------------
(NAME AND TITLE)                William P. Payne, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Patrick S. Pittard*
                                --------------------------------------------------------
(NAME AND TITLE)                Patrick S. Pittard, Director
DATE                            March 26, 2002

BY (SIGNATURE)                  /s/  Donald S. Russell, Jr.*
                                --------------------------------------------------------
(NAME AND TITLE)                Donald S. Russell, Jr., Director
DATE                            March 26, 2002

*By  /s/  Robert A. Reed
     --------------------------------------------------------------
     Robert A. Reed, Attorney-in-Fact
     March 26, 2002

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

          Consolidated Balance Sheets -- December 31, 2001 and 2000

          Consolidated Statements of Income -- Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements -- December 31, 2001

     The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

                                                               PAGE
                                                              -------
Schedule I -- Summary of Investments -- Other Than
  Investments in Related Parties............................      F-2
Schedule II -- Financial Statements of Jefferson-Pilot
  Corporation:
     Condensed Balance Sheets as of December 31, 2001 and
      2000..................................................      F-3
     Condensed Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999......................      F-4
     Condensed Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999......................      F-5
     Note to Condensed Financial Statements.................      F-6
Schedule III -- Supplementary Insurance Information.........      F-7
Schedule IV  -- Reinsurance for the Years Indicated.........      F-8
Schedule V  -- Valuation and Qualifying Accounts............      F-8
List and Index of Exhibits..................................  E-1-E-2

     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2001
                                  IN MILLIONS

                          COLUMN A                            COLUMN B   COLUMN C     COLUMN D
                          --------                            --------   --------   -------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                    SHOWN IN THE
                                                                                    CONSOLIDATED
                     TYPE OF INVESTMENT                       COST (a)    VALUE     BALANCE SHEET
                     ------------------                       --------   --------   -------------
Debt securities:
  Bonds and other debt instruments:
     United States Treasury obligations and direct
       obligations of U. S. Government agencies.............  $   128    $   140       $   140
     Federal agency issued collateralized mortgage
       obligations..........................................    3,116      3,254         3,254
     Obligations of states, municipalities and political
       subdivisions (b).....................................       45         45            45
     Obligations of public utilities (b)....................    1,819      1,842         1,839
     Corporate obligations (b)..............................    9,853      9,865         9,829
     Corporate private-labeled collateralized mortgage
       obligations..........................................    2,253      2,330         2,330
  Redeemable preferred stocks...............................       29         30            30
                                                              -------    -------       -------
          Total debt securities.............................   17,243     17,506        17,467
                                                              -------    =======       -------
Equity securities:
  Common stocks:
     Public utilities.......................................        7         10            10
     Banks, trust and insurance companies...................       14        491           491
     Industrial and all other...............................        6          8             8
  Nonredeemable preferred stocks............................        2          2             2
                                                              -------    -------       -------
          Total equity securities...........................       29        511           511
                                                              -------    =======       -------
Mortgage loans on real estate (c)...........................    3,123                    3,094
Other real estate held for investment.......................      132                      132
Policy loans................................................      911                      911
Other long-term investments.................................       20                       20
                                                              -------                  -------
          Total investments.................................  $21,458                  $22,135
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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     SCHEDULE II -- CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
                     IN MILLIONS (EXCEPT SHARE INFORMATION)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                    ASSETS
Cash and investments:
  Cash and cash equivalents (overdrafts)....................  $  (43)   $   --
  Investment in subsidiaries................................   4,675     4,405
  Other investments.........................................      11         4
                                                              ------    ------
          Total cash and investments........................   4,643     4,409
Other assets................................................       9         6
                                                              ------    ------
                                                              $4,652    $4,415
                                                              ======    ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable, short-term.................................  $  297    $  405
  Exchangeable Securities...................................     150       139
  Notes payable, subsidiaries...............................     721       655
  Payables and accruals.....................................      44         8
  Dividends payable.........................................      41        38
  Income taxes payable......................................      13        10
  Deferred income tax liabilities (assets)..................      (5)        1
                                                              ------    ------
          Total liabilities.................................   1,261     1,256
                                                              ------    ------
Commitments & contingent liabilities
Stockholders' equity :
  Common stock, par value $1.25 per share, authorized 2001
     and 2000: -- 350,000,000; issued: 2001 -- 150,006,582
     shares; 2000 -- 154,305,846 shares.....................     188       131
  Retained earnings, including equity in undistributed net
     income of subsidiaries
     2001 -- $2,112, 2000 -- $1,919.........................   2,789     2,683
  Accumulated other comprehensive income -- net unrealized
     gains on securities....................................     414       345
                                                              ------    ------
          Total stockholders' equity........................   3,391     3,159
                                                              ------    ------
                                                              $4,652    $4,415
                                                              ======    ======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II -- CONDENSED STATEMENTS OF INCOME
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Income:
  Dividends from subsidiaries:
     Jefferson-Pilot Life Insurance Company.................   $160      $360      $120
     Jefferson Pilot Financial Insurance Company............    128       244       100
     Jefferson-Pilot Communications Company.................     26        44        34
     Other subsidiaries.....................................     68         1        25
                                                               ----      ----      ----
                                                                382       649       279
  Other investment income, including interest from
     subsidiaries, net......................................      5         4         2
  Realized investment gains.................................     (6)       --         1
                                                               ----      ----      ----
          Total income......................................    381       653       282
Financing costs.............................................     71        89        66
Other expenses..............................................     23        25        17
                                                               ----      ----      ----
          Income before income taxes and equity in
            undistributed net income (loss) of
            subsidiaries....................................    287       539       199
Income taxes benefits.......................................    (33)      (33)      (21)
                                                               ----      ----      ----
          Income before equity in undistributed net income
            (loss) of subsidiaries..........................    320       572       220
                                                               ----      ----      ----
Equity in undistributed net income (loss) of subsidiaries:
     Jefferson-Pilot Life Insurance Company.................     16       (22)      120
     Jefferson Pilot Financial Insurance Company............     64       (22)      104
     Jefferson-Pilot Communications Company.................      7        (3)        5
     Other subsidiaries, net................................    106       (13)       21
                                                               ----      ----      ----
                                                                193       (60)      250
                                                               ----      ----      ----
Net income available to common stockholders.................   $513      $512      $470
                                                               ====      ====      ====

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- CONDENSED STATEMENTS OF CASH FLOWS
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Cash Flows from Operating Activities:
  Net income................................................  $   513   $   512   $   470
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....     (193)       60      (250)
     Realized investment gains..............................        6        --        (1)
     Change in accrued items and other adjustments, net.....       33         3         9
                                                              -------   -------   -------
       Net cash provided by operating activities............      359       575       228
                                                              -------   -------   -------
Cash Flows from Investing Activities:
  Purchases of investments..................................      (15)       --        (4)
  Acquisition of subsidiaries...............................        2        --      (389)
  Other (investments in) returns from subsidiaries..........       --      (184)       --
  Other, net................................................       --        --         7
                                                              -------   -------   -------
       Net cash used in investing activities................      (13)     (184)     (386)
                                                              -------   -------   -------
Cash Flows from Financing Activities:
  Cash dividends............................................     (163)     (148)     (135)
  Common stock transactions, net............................     (184)      (33)     (173)
  Proceeds from external borrowings.........................    3,829     3,266     8,167
  Repayments of external borrowings.........................   (3,937)   (3,368)   (8,094)
  Borrowings from subsidiaries, net.........................       66      (156)      441
                                                              -------   -------   -------
       Net cash (used in) provided by financing
        activities..........................................     (389)     (439)      206
                                                              -------   -------   -------
       Net (decrease) increase in cash and cash
        equivalents.........................................      (43)      (48)       48
Cash and cash equivalents:
  Beginning.................................................       --        48        --
                                                              -------   -------   -------
  Ending....................................................  $   (43)  $    --   $    48
                                                              =======   =======   =======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             SCHEDULE II -- NOTE TO CONDENSED FINANCIAL STATEMENTS
                         OF JEFFERSON-PILOT CORPORATION

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2001.

     Additional information about (1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries, (2) debt and (3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 19, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2001.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                     FOR THE YEARS INDICATED -- IN MILLIONS

                COLUMN A                      COLUMN B           COLUMN C         COLUMN D       COLUMN E        COLUMN F
-----------------------------------------  ---------------   -----------------   -----------   ------------   ---------------
                                           DEFERRED POLICY                        DEFERRED
                                             ACQUISITION       FUTURE POLICY     REVENUE AND   OTHER POLICY
                                           COSTS AND VALUE     BENEFITS AND       PREMIUMS      CLAIMS AND       PREMIUMS
                                             OF BUSINESS       POLICYHOLDER       COLLECTED      BENEFITS        AND OTHER
                 SEGMENT                      ACQUIRED       CONTRACT DEPOSITS   IN ADVANCE     PAYABLE(a)    CONSIDERATIONS
                 -------                   ---------------   -----------------   -----------   ------------   ---------------
As of or Year Ended December 31, 2001
Individual products......................      $1,711             $11,704           $140           $636           $  837
AIP......................................         318               8,588             --             --               15
Benefit partners.........................          39                 268              3            136              547
Corporate and other......................           2                  22             --              2               25
                                               ------             -------           ----           ----           ------
        Total............................      $2,070             $20,582           $143           $774           $1,424
                                               ======             =======           ====           ====           ======
As of or Year Ended December 31, 2000
Individual products......................      $1,648             $11,394           $ 58           $510           $  835
AIP......................................         284               7,544             --             25               27
Benefit partners.........................          25                 246             --            140              486
Corporate and other......................           2                  26             --             22               17
                                               ------             -------           ----           ----           ------
        Total............................      $1,959             $19,210           $ 58           $697           $1,365
                                               ======             =======           ====           ====           ======
As of or Year Ended December 31, 1999
Individual products......................      $1,744             $11,033           $ 56           $480           $  732
AIP......................................         280               7,300             --             43               19
Benefit partners.........................          16                 320             --            175              133
Corporate and other......................          --                  --             --             34               19
                                               ------             -------           ----           ----           ------
        Total............................      $2,040             $18,653           $ 56           $732           $  903
                                               ======             =======           ====           ====           ======

                         COLUMN A                             COLUMN G     COLUMN H       COLUMN I        COLUMN J
-----------------------------------------------------------  ----------   ----------   ---------------   -----------
                                                                                       AMORTIZATION OF
                                                                          BENEFITS,    DEFERRED POLICY
                                                                           CLAIMS,       ACQUISITION
                                                                NET       LOSSES AND   COSTS AND VALUE      OTHER
                                                             INVESTMENT   SETTLEMENT     OF BUSINESS      OPERATING
                          SEGMENT                              INCOME      EXPENSES       ACQUIRED       EXPENSES(b)
                          -------                            ----------   ----------   ---------------   -----------
As of or Year Ended December 31, 2001
Individual products........................................    $  877       $  983          $143            $142
AIP........................................................       530          385            38             108
Benefit partners...........................................        55          404            56              74
Communications.............................................        (4)          --            --             137
Corporate and other........................................        75           24            --              36
                                                               ------       ------          ----            ----
        Total..............................................    $1,533       $1,796          $237            $497
                                                               ======       ======          ====            ====
As of or Year Ended December 31, 2000
Individual products........................................    $  840       $  940          $158            $146
AIP........................................................       482          342            46             121
Benefit partners...........................................        51          360            57              70
Communications.............................................        (5)          --            --             138
Corporate and other........................................        62           18            --              28
                                                               ------       ------          ----            ----
        Total..............................................    $1,430       $1,660          $261            $503
                                                               ======       ======          ====            ====
As of or Year Ended December 31, 1999
Individual products........................................    $  736       $  796          $167            $135
AIP........................................................       419          306            25              77
Benefit partners...........................................        30           94             8              25
Communications.............................................        (5)          --            --             137
Corporate and other........................................        92           12            --              28
                                                               ------       ------          ----            ----
        Total..............................................    $1,272       $1,208          $200            $402
                                                               ======       ======          ====            ====

---------------

a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.
b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $71 in 2001, $94 in 2000, and $74 in 1999.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE IV -- REINSURANCE FOR THE YEARS INDICATED
                                  IN MILLIONS

               COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------  ------------   ---------   ----------   ----------   ----------
                                                                                              PERCENTAGE
                                                                                                  OF
                                                                                                AMOUNT
                                                        CEDED TO     ASSUMED                   ASSUMED
                                                          OTHER     FROM OTHER                    TO
                                         GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT     NET(b)
                                         ------------   ---------   ----------   ----------   ----------
Year Ended December 31, 2001:
  Life insurance in force at end of
     year..............................    $216,717      $55,857      $  962      $161,822       0.6%
  Premiums and other considerations:
     (a)...............................    $  1,591      $   177      $   10      $  1,424       0.7%
Year Ended December 31, 2000:
  Life insurance in force at end of
     year..............................    $231,903      $55,884      $1,201      $177,220       0.7%
  Premiums and other considerations:
     (a)...............................    $  1,555      $   206      $   16      $  1,365       1.2%
Year Ended December 31, 1999:
  Life insurance in force at end of
     year..............................    $220,466      $55,418      $1,549      $166,597       0.9%
  Premiums and other considerations:
     (a)...............................    $  1,064      $   167      $    6      $    903       0.7%

---------------

(a) Included with life insurance premiums are premiums on ordinary life insurance products and policy charges on interest-sensitive products.
(b) Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 2001
                                  IN MILLIONS

           COLUMN A                COLUMN B                 COLUMN C                 COLUMN D      COLUMN E
-------------------------------  ------------   ---------------------------------   ----------   -------------
                                                            ADDITIONS
                                                ---------------------------------
                                  BALANCE AT        CHARGED
                                 BEGINNING OF     TO REALIZED        CHARGED TO                   BALANCE AT
                                    PERIOD      INVESTMENT GAINS   OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                 ------------   ----------------   --------------   ----------   -------------
2001:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       29       $       --        $       --     $       --    $       29
  Valuation allowance for
     uncollectible agents
     balances..................           --               --                 1             --             1
                                  ----------       ----------        ----------     ----------    ----------
          Total................   $       29       $       --        $        1     $       --    $       30
                                  ==========       ==========        ==========     ==========    ==========
2000:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       30       $       --        $       --     $        1    $       29
                                  ==========       ==========        ==========     ==========    ==========
1999:
  Valuation allowance for
     mortgage loans on real
     estate....................   $       31       $       --        $       --     $        1    $       30
                                  ==========       ==========        ==========     ==========    ==========

                           LIST AND INDEX OF EXHIBITS

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
    (2)           (i)  Stock Purchase Agreement by and among Household Group, Inc.,
                         Household International, Inc., Alexander Hamilton Life
                         Insurance Company of America, and Jefferson-Pilot
                         Corporation dated August 9, 1995, is incorporated by
                         reference to Form 8-K for October 6, 1995 (confidential
                         treatment requested with respect to certain portions
                         thereof). Exhibits set forth in the Stock Purchase
                         Agreement have been omitted and will be furnished
                         supplementally to the Commission upon request.............   --
                 (ii)  Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and The Chubb
                         Corporation (confidential treatment was granted with
                         respect to certain portions thereof), is incorporated by
                         reference to Form 10-K/A for 1996. Exhibits and Schedules
                         to the Stock Purchase Agreement were omitted and were
                         furnished supplementally to the Commission................   --
    (3)           (i)  Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to
                         Form 10-Q for the first quarter 1996......................   --
                 (ii)  By-laws as amended May 1, 2000 are incorporated by reference
                         to Form 10-Q for the first quarter 2000...................   --
    (4)           (i)  Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union
                         National Bank, as Rights Agent, was included in Form 8-K
                         for November 7, 1994, and Amendment to Rights Agreement
                         dated February 8, 1999 was included in Form 8-K for
                         February 8, 1999; both are incorporated by reference......   --
                 (ii)  Amended and Restated Credit Agreement dated as of May 7,
                         1997 among the Registrant and the banks named therein, and
                         Bank of America, N.A., as Agent, is not being filed
                         because the total amount of borrowings available under the agreement does not exceed 10% of total consolidated
                         assets. The Registrant agrees to furnish a copy of the
                         Credit Agreement to the Commission upon request...........   --
   (10)                The following contracts and plans:
                  (i)  Employment contract between the Registrant and David A.
                         Stonecipher, an executive officer, effective September 15,
                         1997, and the 1999 amendment thereto, are incorporated by
                         reference to Form 10-Q for the third quarter 1997 and Form
                         10-K for 1999, respectively. The letter extending this
                         agreement to February 28, 2005 is being provided in the
                         electronic filing.........................................  E-3
                 (ii)  Employment Agreement between the Registrant and Robert D.
                         Bates, an executive officer, effective December 30, 1999
                         for three years, is incorporated by reference to Form 10-K for 1999. The letter agreement covering Mr. Bates'
                         employment to year-end 2003 is being provided in the
                         electronic filing.........................................  E-4
                (iii)  Long Term Stock Incentive Plan, as amended, is incorporated by reference to Form 10-K for 1998; the summaries of the
                         long term incentive compensation payments (LTIP) on pages
                         9 and 12, and of the Special Incentive Award in note 2 on
                         page 11, of the Registrant's 2002 Proxy Statement are
                         incorporated by reference.................................   --
                 (iv)  Non-Employee Directors' Stock Option Plan, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
                  (v)  Jefferson-Pilot Corporation Supplemental Benefit Plan, as
                         amended, is incorporated by reference to Form 10-K for
                         1999; the Executive Special Supplemental Benefit Plan,
                         which now operates under this Plan, is incorporated by
                         reference to Form 10-K for 1994. The Special Retirement
                         Benefit Adjustment for Kenneth Mlekush is provided in the
                         electronic filing.........................................  E-5
                 (vi)  Management Incentive Compensation Plan for Jefferson-Pilot
                         Corporation and its insurance subsidiaries is incorporated
                         by reference to Form 10-K for 1997........................   --
                (vii)  Deferred Fee Plan for Non-Employee Directors, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                (vii)  Executive Change in Control Severance Plan and the 1999
                         amendment thereto are incorporated by reference to Forms
                         10-K for 1998 and 1999, respectively......................   --
   (21)                Subsidiaries of the Registrant..............................  E-6
   (23)                Consent of Independent Auditors.............................  E-7
   (24)                Power of Attorney form is provided in the electronic
                         filing....................................................  E-8

                        (JEFFERSON PILOT FINANCIAL LOGO)

JPC-02578                                                                   3/02