Form 10-Q
period 2002-03-31
JEFFERSON PILOT CORP
filed 2002-05-14
CIK 53347

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                   Commission file number 1-5955

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

                                 (336) 691-3000
              (Registrant's telephone number, including area code)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      --   --

Number of shares of common stock outstanding at March 31, 2002                  150,213,779

                          JEFFERSON-PILOT CORPORATION

                                     INDEX

                                                                                       - Page No. -
Part I.    Financial Information

             Consolidated Unaudited Condensed Balance Sheets
             - March 31, 2002 and December 31, 2001                                          3

             Consolidated Unaudited Condensed Statements of Income
             - Three Months ended March 31, 2002 and 2001                                    4

             Consolidated Unaudited Condensed Statements of Cash Flows
             - Three Months ended March 31, 2002 and 2001                                    5

             Notes to Consolidated Unaudited Condensed Financial
             Statements                                                                      6

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                  11

Part II.   Other Information                                                                28

Signatures                                                                                  29

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                                          MARCH 31       DECEMBER 31
                                                                                            2002             2001
                                                                                          --------       -----------
                                                                                             (DOLLAR AMOUNTS IN
                                                                                               MILLIONS EXCEPT
                                                                                              SHARE INFORMATION)
                                                     ASSETS
Investments:
   Debt securities available for sale, at fair value
      (amortized cost $14,543 and $13,904)                                                $14,566          $14,128
   Debt securities held to maturity, at amortized cost
      (fair value $3,243 and $3,378)                                                        3,191            3,339
   Equity securities available for sale, at fair value
      (cost $29 and $29)                                                                      498              511
   Mortgage loans on real estate                                                            3,109            3,094
   Policy loans                                                                               892              911
   Real estate                                                                                133              132
   Other investments                                                                           20               20
                                                                                          -------          -------
             Total investments                                                             22,409           22,135

Cash and cash equivalents                                                                      60              139
Accrued investment income                                                                     290              281
Due from reinsurers                                                                         1,415            1,433
Deferred policy acquisition costs and value
   of business acquired                                                                     2,170            2,070
Cost in excess of net assets acquired                                                         312              312
Assets held in separate accounts                                                            2,188            2,148
Other assets                                                                                  483              478
                                                                                          -------          -------
     Total assets                                                                         $29,327          $28,996
                                                                                          =======          =======

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                                                                  $ 2,562          $ 2,565
  Policyholder contract deposits                                                           18,346           18,017
  Dividend accumulations and other policyholder funds on deposit                              250              250
  Policy and contract claims                                                                  175              181
  Other                                                                                       509              486
                                                                                          -------          -------
     Total policy liabilities                                                              21,842           21,499

Debt:
   Commercial paper and revolving credit borrowings                                           227              297
   Exchangeable Securities                                                                     --              150
Securities sold under repurchase agreements                                                   565              292
Currently payable income taxes                                                                 97               24
Deferred income tax liabilities                                                               215              291
Liabilities related to separate accounts                                                    2,188            2,148
Accounts payable, accruals and other liabilities                                              507              604
                                                                                          -------          -------
     Total liabilities                                                                     25,641           25,305
                                                                                          -------          -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")                                             300              300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25 per share: authorized
      350,000,000 shares; issued and outstanding 2002-150,213,779 shares;
      2001-150,006,582 shares                                                                 194              188
   Retained earnings                                                                        2,883            2,789
   Accumulated other comprehensive income                                                     309              414
                                                                                          -------          -------
                                                                                            3,386            3,391
                                                                                          -------          -------
        Total liabilities and stockholders' equity                                        $29,327          $28,996
                                                                                          =======          =======

See Notes to Consolidated Unaudited Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                           2002            2001
                                                                                          -----           -----
                                                                                           (DOLLAR AMOUNTS IN
                                                                                             MILLIONS EXCEPT
                                                                                            SHARE INFORMATION)
REVENUE:
Premiums and other considerations                                                         $ 372           $ 349
Net investment income                                                                       404             370
Realized investment gains                                                                    34              57
Communications sales                                                                         48              50
Other                                                                                        27              28
                                                                                          -----           -----
   Total revenue                                                                            885             854
                                                                                          -----           -----

BENEFITS AND EXPENSES:
Insurance and annuity benefits                                                              486             435
Insurance commissions, net of deferrals                                                      31              31
General and administrative expenses, net of deferrals                                        53              62
Amortization of policy acquisition costs and value of business acquired                      63              63
Communications operations                                                                    34              34
                                                                                          -----           -----
   Total benefits and expenses                                                              667             625
                                                                                          -----           -----

Income before income taxes                                                                  218             229
Income taxes                                                                                 72              76
                                                                                          -----           -----
Net income before dividends on Capital Securities and cumulative
   effect of change in accounting principle                                                 146             153
Dividends on Capital Securities                                                              (6)             (6)
Cumulative effect of change in accounting for derivative instruments,
   net of income taxes                                                                       --               1
                                                                                          -----           -----
Net income available to common stockholders                                               $ 140           $ 148
                                                                                          =====           =====

Net income available to common stockholders, before dividends
   on Capital Securities                                                                    146             154
Other comprehensive income                                                                 (105)             94
                                                                                          -----           -----
Comprehensive income                                                                      $  41           $ 248
                                                                                          =====           =====

Average number of shares outstanding                                                      150.1           153.5
                                                                                          =====           =====

Net Income Per Share of Common Stock:

Net income available to common stockholders before realized
   investment gains and cumulative effect of change in accounting
   principle, net of income taxes                                                         $0.78           $0.72
Realized investment gains, net of income taxes                                             0.15            0.24
Cumulative effect of change in accounting for derivative
   instruments, net of income taxes                                                          --            0.01
                                                                                          -----           -----
Net income available to common stockholders                                               $0.93           $0.97
                                                                                          =====           =====

Net income available to common stockholders before realized investment gains and cumulative effect of change in accounting
   principle, net of income taxes - assuming dilution                                     $0.78           $0.71
Realized investment gains, net of income taxes                                             0.14            0.24
Cumulative effect of change in accounting for derivative
   instruments, net of income taxes                                                          --            0.01
                                                                                          -----           -----
Net income available to common stockholders -
   assuming dilution                                                                      $0.92           $0.96
                                                                                          =====           =====

Dividends declared per common share                                                      $0.303          $0.275
                                                                                          =====           =====

See Notes to Consolidated Unaudited Condensed Financial Statements.

                          JEFFERSON-PILOT CORPORATION
                        CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                           2002            2001
                                                                                          -----           -----
Net cash provided by operations                                                           $  68           $ 188
                                                                                          -----           -----
Cash Flows from Investing Activities:
Investments purchased, net                                                                 (455)           (247)
Other investing activities                                                                   (4)            (11)
                                                                                          -----           -----
Net cash used in investing activities                                                      (459)           (258)
                                                                                          -----           -----

Cash Flows from Financing Activities:
Policyholder contract deposits, net                                                         625             591
Policyholder contract withdrawals, net                                                     (325)           (441)
Net short-term borrowings                                                                    54              90
Repurchase of common shares, net                                                              3             (96)
Cash dividends paid                                                                         (47)            (44)
Other financing activities                                                                    2               1
                                                                                          -----           -----
Net cash provided by financing activities                                                   312             101
                                                                                          -----           -----

Increase (Decrease) in cash and cash equivalents                                            (79)             31
Cash and cash equivalents at beginning of period                                            139              26
                                                                                          -----           -----
Cash and cash equivalents at end of period                                                $  60           $  57
                                                                                          =====           =====

Supplemental Cash Flow Information:
Income taxes paid                                                                         $  19           $  28
                                                                                          =====           =====
Interest paid                                                                             $   9           $  15
                                                                                          =====           =====

See Notes to Consolidated Unaudited Condensed Financial Statements.

                          JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                                        MARCH 31       DECEMBER 31
                                                          2002             2001
                                                        --------------------------
         ASSETS
           Individual Products                          $16,283          $16,115
           AIP                                            8,904            8,740
           Benefit Partners                                 824              791
           Communications                                   197              202
           Corporate & Other                              3,119            3,148
                                                        --------------------------
                Total assets                            $29,327          $28,996
                                                        ==========================

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                                2002          2001
                                                                                ------------------
REVENUES
  Individual Products                                                           $447          $425
  AIP                                                                            170           158
  Benefit Partners                                                               163           143
  Communications                                                                  48            49
  Corporate & Other                                                               23            22
                                                                                ------------------
                                                                                 851           797
  Realized investment gains, before tax                                           34            57
                                                                                ------------------
      Total revenues before cumulative effect of change in
         accounting principle                                                   $885          $854
                                                                                ==================

REPORTABLE SEGMENTS RESULTS AND RECONCILIATION TO
  NET INCOME AVAILABLE TO COMMON STOCKHOLDERS
  Individual Products                                                           $ 70          $ 70
  AIP                                                                             21            19
  Benefit Partners                                                                13            10
  Communications                                                                   7             7
  Corporate & Other                                                                7             4
                                                                                ------------------
      Total reportable segment results, before cumulative
         effect of change in accounting principle                                118           110
  Realized investment gains, net of tax                                           22            37
                                                                                ------------------
      Net income available to common stockholders, before
         cumulative effect of change in accounting principle                     140           147
      Cumulative effect of change in accounting for derivative
         instruments, net of income taxes                                         --             1
                                                                                ------------------
           Net income available to common stockholders                          $140          $148
                                                                                ==================

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

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                ----------------------------------
                                                                                    2002                  2001
                                                                                ------------          ------------
         Numerator:
             Net income before dividends on
                Capital Securities and cumulative
                effect of change in accounting
                principle                                                       $        146          $        153
              Dividends on Capital Securities and
                preferred stock                                                            6                     6
                                                                                ------------          ------------

             Numerator for earnings per share and
                earnings per share - assuming
                dilution - Net income available to
                common stockholders, before
                cumulative effect of change in
                accounting principle                                            $        140          $        147
                                                                                ============          ============
         Denominator:
             Denominator for earnings per share -
                weighted-average shares
                outstanding                                                      150,099,358           153,529,963
             Effect of dilutive securities:
                Employee stock options                                             1,705,380             1,489,711
                                                                                ------------          ------------
             Denominator for earnings per share
                - assuming dilution - adjusted
                weighted-average shares
                outstanding                                                      151,804,738           155,019,674
                                                                                ============          ============

         Earnings per share, before cumulative
                effect of change in accounting
                principle                                                       $       0.93          $       0.96
                                                                                ============          ============
         Earnings per share - assuming dilution,
                before cumulative effect of change in
                accounting principle                                            $       0.92          $       0.95
                                                                                ============          ============

4. Contingent Liabilities

Jefferson-Pilot Life Insurance Company, a subsidiary of the Company, is a defendant in two separate proposed class action suits. The plaintiffs' fundamental claim in the first suit is that policy illustrations were misleading to consumers. Management believes that the policy illustrations made appropriate disclosures and were not misleading. The second suit alleges that a predecessor company, Pilot Life, decades ago unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. In both cases, the plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. While management is unable to estimate the probability or range of any possible loss in either or both of these cases, management believes that the subsidiary's practices have complied with state insurance laws and intends to vigorously defend the claims asserted. Accordingly, only the costs of defense have been recorded.

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

5. Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS 133). See our Form 10-K for information regarding the cumulative effect of the accounting change in 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill or certain other intangible assets (primarily Federal Communication Commission Licenses). For the three months ending March 31, 2001, the Company recognized $3.1 of amortization expense related to these assets. The Company is also required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment at least annually at the reporting unit level. The Company did not incur any impairment losses upon adoption of this accounting standard.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The Company will adopt SFAS 143 on January 1,

2003, and does not believe that the impact of adoption will have a significant impact on the Company's financial position or results of operations.

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

                          JEFFERSON-PILOT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of March 31, 2002, changes in financial position and changes in results of operations for the three months then ended as compared to the same period of 2001, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2001, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

COMPANY PROFILE

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

In the first quarter 2002 our revenues, excluding realized gains and losses, were derived 52.5% from Individual Products, 19.9% from AIP, 19.2% from Benefit Partners, 5.6% from Communications, and 2.8% from Corporate and Other.

Our Premier Partnering strategy described in the Form 10-K continues to be the primary focus in our internal initiatives to grow our life sales. In the first quarter 2002, we had independent consultants perform a check-up of our progress in implementing the goals of this strategy. The performance metrics tested indicated that our lean manufacturing process, which focuses on improving quality in our operations, had reduced turnaround time for new business underwriting and processing and in getting new products to market. We also learned through surveys of our sales force that over 75% of the respondents saw significant improvement in the overall quality of our products and the Premier Partnering program. Furthermore, we learned that we can benefit from further improving our marketing focus through a functional orientation emphasizing case support capabilities.

UPDATE ON CRITICAL ACCOUNTING POLICIES

Our Form 10-K described our four critical accounting policies that involve the more significant judgments and estimates. They relate to:

         - deferred acquisition costs (DAC) and value of business acquired (VOBA);

         - assumptions utilized in the test for goodwill impairment as required by FAS 142;

         - valuation methods for infrequently traded securities and private placements; and

         -  accruals relating to legal and administrative proceedings.

We believe that these continued to be applied in a consistent manner during this quarter.

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

The following tables illustrate our results before and after including realized investment gains:

                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                          ------------------------
                                                                                            2002             2001
                                                                                          ------------------------
         Consolidated Summary of Income
         ------------------------------
         Total reportable segment results                                                 $ 117.7          $ 112.0(a)
         Realized investment gains (net of applicable income
              taxes)                                                                         21.9             36.5
                                                                                          ------------------------
         Net income available to common stockholders                                      $ 139.6          $ 148.5
                                                                                          ========================

         Consolidated Earnings Per Share
         -------------------------------
         Basic:
              Total reportable segment results                                            $  0.78          $  0.73(b)
              Realized investment gains (net of applicable
                  income taxes)                                                              0.15             0.24
                                                                                          ------------------------
              Net income available to common stockholders                                 $  0.93          $  0.97
                                                                                          ========================
         Fully-diluted:
              Total reportable segment results                                            $  0.78          $  0.72
              Realized investment gains (net of applicable
                  income taxes)                                                              0.14             0.24
                                                                                          ------------------------
              Net income available to common stockholders                                 $  0.92          $  0.96
                                                                                          ========================

(a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

(b) Includes $0.01 per share of income in 2001 relating to cumulative effect of change in accounting for derivatives.

                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                          --------------------------------
                                                                                             2002                 2001
                                                                                          --------------------------------
         Average number of shares outstanding                                             150,099,358          153,529,963
                                                                                          ================================
         Average number of shares outstanding - assuming
             dilution                                                                     151,804,738          155,019,674
                                                                                          ================================

Compared to first quarter 2001, net income available to common stockholders declined 6.0% due to lower realized investment gains. Total reportable segment results increased 5.1% due to increased profitability in the AIP, Benefit Partners and Corporate and Other segments. Individual Products results were essentially flat. Communications segment results decreased 4.4% due to a weak sports advertising market. Net realized investment gains declined 40.0% due to gains from sales of equities being partially offset by bond losses and writedowns.

Earnings per share amounts for both total reportable segment results and net income increased at greater percentages due to share repurchases in 2001, net of stock plan issuances. The average number of diluted shares outstanding decreased 2.1% from the first quarter 2001.

RESULTS BY BUSINESS SEGMENT

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics we use to track performance. Because of the nature of our sales, which are primarily long-duration contracts in the Individual Products and AIP segments, sales in a given quarter do not have a material impact on operating results and therefore we do not consider sales volumes to be material financial information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

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

Results by Reportable Segment

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                        2002            2001
                                                       ----------------------
Individual Products                                    $ 69.7          $ 69.5
AIP                                                      21.4            20.7(a)
Benefit Partners                                         12.9            10.4
Communications                                            6.5             6.8
Corporate and Other                                       7.2             4.6
                                                       ----------------------
Total reportable segment results                        117.7           112.0
Net realized investment gains                            21.9            36.5
                                                       ----------------------
Net income available to common stockholders            $139.6          $148.5
                                                       ======================

(a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

Segment Assets

                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                          2002             2001
                                                       ------------------------
         Individual Products                           $16,283          $15,201
         AIP                                             8,904            7,860
         Benefit Partners                                  824              729
         Communications                                    197              206
         Corporate and Other                             3,119            3,598
                                                       ------------------------
             Total assets                              $29,327          $27,594
                                                       ========================

INDIVIDUAL PRODUCTS

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and strategic alliances.

Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions and the judgments utilized in those assumptions are important to financial reporting for these products. Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto. UL-type product premiums may vary over the life of the policy at the discretion of the policyholder so we do not recognize them as revenues when received. Revenues and reportable segment results on these products arise over time from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, we earn interest spreads on all UL-type and traditional products. Policy benefits include interest credited to policyholder fund balances and claim related costs. Reportable segment results for both traditional and UL-type products also include earnings on required capital.

Segment results were:

                                                            Three Months Ended
                                                                 March 31
                                                          ----------------------
                                                           2002            2001
                                                          ----------------------
Traditional premiums and other considerations             $ 47.2          $ 49.2
UL and investment product charges                          168.2           159.4
Net investment income                                      229.9           214.6
Other income                                                 1.8             2.0
                                                          ----------------------
Total revenues                                             447.1           425.2
                                                          ----------------------
Policy benefits                                            271.3           242.3
Expenses                                                    68.6            76.2
                                                          ----------------------
Total benefits and expenses                                339.9           318.5
                                                          ----------------------
Reportable segment results before income taxes             107.2           106.7
Provision for income taxes                                  37.5            37.2
                                                          ----------------------
Reportable segment results                                $ 69.7          $ 69.5
                                                          ======================

Individual Products reportable segment results were essentially flat over first quarter 2001 due to higher mortality which offset the 5.2% growth in revenues.

The following table summarizes key data for Individual Products which we believe are our important drivers and indicators of future profitability:

                                                                  Three Months Ended
                                                                       March 31
                                                            ------------------------------
                                                               2002                2001
                                                            ------------------------------
Annualized life insurance premium sales:
   Sales excluding large case BOLI                          $     61.4          $     36.2
   Large case BOLI                                          $        0          $      0.4

Individual traditional insurance premiums                   $     44.2          $     49.1

Average UL policyholder fund balances                       $  9,558.9          $  8,971.7
Average VUL separate account assets                            1,331.9             1,276.0
                                                            ------------------------------
                                                            $ 10,890.8          $ 10,247.7
                                                            ==============================
Average face amount of insurance in force:

   Total                                                    $160,061.0          $156,456.0
   UL-type policies                                         $118,577.0          $113,886.0

Average assets                                              $ 16,219.0          $ 15,220.2

Annualized life insurance premium sales grew 35.5% in our core agency channels over first quarter 2001, reflecting increased sales as a result of our Premier Partnering initiative and the introduction of several new UL products. Total sales, excluding large case BOLI, increased 69.6% over first quarter 2001. Agency channels provided 63.2% of these sales. The remaining 36.8% was primarily single premium products targeted to smaller banks and sold through our target marketing channel; we do not expect these sales levels to be sustainable for the rest of the year. For large case BOLI, our business strategy is to respond to individual sales opportunities when the market accommodates our required returns. Thus, BOLI sales will vary widely between periods.

Revenues include traditional insurance premiums, policy charges and net investment income. Individual traditional premiums decreased 10.0% from first quarter 2001 due to the continuing decline in our traditional business in force since whole life insurance is no longer as popular with consumers and we reinsure most of our term insurance. UL and investment product charges increased 5.5% over first quarter 2001 due to growth in average UL policyholder fund balances of 6.5% over first quarter 2001. Average VUL separate account assets increased 4.4% over first quarter 2001. Adjusting for the decrease in fair market value, net of dividends, separate account balances would have increased by approximately 12.0% in first quarter 2002.

Net investment income increased 7.1% over first quarter 2001, reflecting the growth in average policyholder funds and changes in investment yields. The average investment spread on UL-type products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) increased 3 basis points to 1.99%. Interest spreads are affected by portfolio yields and crediting rates, and also may vary over time due to our competitive strategies and changes in product design.

 Total policy benefits increased 12.0% over first quarter 2001 due to increases in mortality and interest credited. The increase in interest credited is consistent with the growth in business. We expect and plan for seasonal mortality increases during the first quarter; however, the 11.7% increase over first quarter 2001 exceeded our expectations. Information from the National Vital Statistics Report confirms the recurring seasonality of first quarter mortality rates and the unusually large up-turn in mortality across the country in this quarter. We examined death claims associated with more recently issued policies. This review did not suggest a deficiency in our current underwriting practices. Policy benefits on UL-type products (annualized) increased to 7.7% of average policyholder funds and separate accounts versus 7.3% in first quarter 2001. Policy benefits include interest credited to policyholder accounts on UL-type products as well as death benefits in excess of fund balances.

Total expenses (including the net deferral and amortization of DAC and VOBA) decreased 10.0% from first quarter 2001. The expense details are as follows:

                                                                        Three Months Ended
                                                                             March 31
                                                                      ----------------------
                                                                       2002             2001
                                                                      ----------------------
Commissions                                                           $ 63.1          $ 53.6
General and administrative - acquisition related                        19.3            19.1
General and administrative - maintenance related                        11.1            13.3
Taxes, licenses and fees                                                14.7            11.2
                                                                      ----------------------
Total commissions and expenses incurred                                108.2            97.2
Less commissions and expenses capitalized                              (75.2)          (58.4)
Amortization of DAC and VOBA                                            35.6            37.4
                                                                      ----------------------
Total expenses                                                        $ 68.6          $ 76.2
                                                                      ======================

The decrease reflects (1) continued expense management, (2) increased acquisition cost capitalization, as more issuance costs are deferred in line with higher sales, thus reducing expenses not covered by pricing allowables at lower sales levels, and (3) reduced DAC and VOBA amortization due to higher mortality, which more than offset the increase in amortization that arises over the first few years after UL-type products are sold. Amortization of DAC and VOBA on UL-type products may decline when mortality increases, while our longer-term assumptions remain consistent.

Average Individual Products assets grew 6.6% over first quarter 2001, primarily due to sales of UL-type products and growth in existing policyholder funds and separate accounts.

We discussed our financial and operating risks for this segment in the Individual Products, Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

ANNUITY AND INVESTMENT PRODUCTS

Annuity and Investment Products are marketed through most distribution channels discussed in the Individual Products segment as well as though financial institutions, investment professionals and annuity marketing organizations. JPSC markets variable life insurance and variable annuities written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

Reportable segment results were:

                                                                         Three Months Ended
                                                                              March 31
                                                                      ------------------------
                                                                         2002             2001
                                                                      ------------------------
Policy charges, premiums and other considerations                     $   3.6          $   4.4
Net investment income                                                   140.6            130.4
Concession and other income                                              25.4             25.7
                                                                      ------------------------
Total revenues                                                          169.6            160.5
                                                                      ------------------------
Policy benefits                                                         100.4             90.9
Expenses                                                                 36.4             37.7
                                                                      ------------------------
Total benefits and expenses                                             136.8            128.6
                                                                      ------------------------
Reportable segment results before income taxes                           32.8             31.9
Provision for income taxes                                               11.4             11.2
                                                                      ------------------------
Reportable segment results                                            $  21.4          $  20.7(a)
                                                                      ========================

(a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

AIP reportable segment results increased 3.4% over first quarter 2001. Excluding the $1.5 one time effect from first quarter 2001 results, AIP results increased 11.5%. The following table summarizes key information for AIP:

                                                                         Three Months Ended
                                                                              March 31
                                                                    -----------------------------
                                                                       2002               2001
                                                                    -----------------------------
Fixed annuity premium sales                                         $   186.4           $   267.0
Variable annuity premium sales                                            5.1                10.3
                                                                    -----------------------------
                                                                    $   191.5           $   277.3
                                                                    =============================

Investment product sales                                            $   743.9           $   731.1
                                                                    =============================

Average policyholder fund balances                                  $ 7,532.4           $ 6,545.6
Average separate account policyholder fund balances                     492.9               658.9
                                                                    -----------------------------
                                                                    $ 8,025.3           $ 7,204.5
                                                                    =============================

     Effective investment spreads for fixed annuities                    1.84%               2.10%
     Fixed annuity surrenders as a percentage of beginning fund
         balances                                                         9.2%               16.8%

     Average assets                                                 $ 8,834.6           $ 7,821.8

We derive annuity revenues from investment income on segment assets, policy charges, and concession income earned on investment product sales by JPSC. AIP revenues increased 5.7% over first quarter 2001, due to growth in policyholder fund balances, offset by lower surrender charge income (included in policy charges) and lower JPSC concession income. Fixed annuity premium sales decreased 30.2% from first quarter 2001, reflecting competition from providers of fixed annuities. Our credited interest rates are closely tied to our ability to acquire attractive assets at acceptable yields based upon our investment criteria. During the first quarter, such assets did not support competitive crediting rates in the marketplace. JPSC's concession and other income decreased 1.2% from the first quarter 2001, due to lower volumes of equity market purchase/sale transactions.

Fixed annuity surrenders as a percentage of beginning fund balances decreased to 9.2% versus 16.8% in first quarter 2001. The lower lapse rates reflect the combined effects of increased surrender charge protection on our in-force block of business and internal conservation initiatives. The surrender rate in the AIP segment is influenced by many factors such as: (1) the portion of the business that has low or no remaining surrender charges; (2) competition from annuity products including those which pay upfront interest rate bonuses or higher market rates and (3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fund balances with 5% or more surrender charges, including payout annuities, increased to 43.9% from 40.6% in first quarter 2001.

Total AIP benefits and expenses increased 6.4% over first quarter 2001. Policy benefits, which are mainly comprised of interest credited to policyholder accounts, as a percentage of average policyholder fund balances were 1.3% versus 1.4% in first quarter 2001. Total AIP expenses decreased 3.4% from the first three months of 2001, due primarily to the lower commission expenses of JPSC. Effective spreads on fixed annuities declined to 1.84% in first quarter 2002 from 2.10% in first quarter 2001, primarily due to sales over the past year of our lower commission products which require less spread to achieve pricing objectives. Of the 26 basis point spread compression from first quarter 2001, approximately 8 basis points represents economic spread contraction that occurs in declining interest rate environments and affects earnings (by $1 this quarter), while the remainder reflects lower commission products and does not affect earnings.

JPSC earnings included in the segment results were $1.0 for first quarter 2002 and 2001.

See our Form 10-K for risks associated with this segment.

BENEFIT PARTNERS

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

                                                                       Three Months Ended
                                                                            March 31
                                                                    ------------------------
                                                                       2002             2001
                                                                    ------------------------
Premiums and other considerations                                   $ 148.4          $ 129.3
Investment income, net of expenses                                     15.0             13.3
                                                                    ------------------------
Total revenues                                                        163.4            142.6
                                                                    ------------------------
Policy benefits                                                       109.2             95.7
Expenses                                                               34.3             31.0
                                                                    ------------------------
Total benefits and expenses                                           143.5            126.7
                                                                    ------------------------
Reportable segment results before income taxes                         19.9             15.9
Provision for income taxes                                              7.0              5.5
                                                                    ------------------------
Reportable segment results                                          $  12.9          $  10.4
                                                                    ========================

Benefit Partners reportable segment results increased 24.0% over first quarter 2001, primarily due to the growth in this business. The following table summarizes key information for Benefit Partners:

                                                                       Three Months Ended
                                                                            March 31
                                                                    -----------------------
                                                                     2002             2001
                                                                    -----------------------
Life, Disability, and Dental:
   Annualized sales                                                 $ 56.1           $ 46.5
   Loss ratio                                                         71.7%            73.0%

 Total expenses, % of premium income                                  23.1%            24.1%

 Average assets                                                     $807.1           $734.0

 Premium income                                                     $148.6           $128.5

Benefit Partners revenues increased 14.6% over 2001. Annualized sales for the core life, disability and dental lines of business grew 20.6% over first quarter 2001. The revenue growth resulted from both sales growth and satisfactory persistency in our non-medical business. These results reflect the success of our technologically based approach to selling, underwriting and administering group insurance products.

Policy benefits increased 14.1% over first quarter 2001, consistent with the growth of business in force. Our life, disability and dental incurred loss ratio declined to 71.7% versus 73.0% in first quarter 2001, reflecting continued claims management efforts coupled with favorable morbidity and mortality.

Our catastrophe reinsurance agreement that expired in April 2002 covered extraordinary life claims arising from catastrophic events in the group life line. Because this catastrophe reinsurance agreement could not be replaced except with a much higher premium and deductible and with a terrorism exclusion, we did not purchase catastrophic coverage and instead are relying on case by case management to mitigate over time our concentration exposures. We continue to monitor reinsurance market developments and to actively pursue reasonable alternatives to traditional catastrophic reinsurance arrangements which may further mitigate our concentration risks. See our Form 10-K for additional risks beyond normal competition that may impact this segment.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 10.6% over first quarter 2001 which represents a smaller increase than the growth in premiums. As a percentage of premium income, total expenses were 23.1% versus 24.1% for first quarter 2001.

COMMUNICATIONS

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                                       Three Months Ended
                                                                            March 31
                                                                    ------------------------
                                                                       2002             2001
                                                                    ------------------------
Communications revenues (net)                                       $  48.6          $  50.6
Operating costs and expenses                                           33.7             33.8
                                                                    ------------------------
Broadcast cash flow                                                    14.9             16.8
Depreciation and amortization                                           1.9              2.8
Corporate general and administrative expenses                           1.3              1.3
Net interest expense                                                    0.8              1.1
                                                                    ------------------------
Operating revenue before income taxes                                  10.9             11.6
Provision for income taxes                                              4.4              4.8
                                                                    ------------------------
Reportable segment results                                          $   6.5          $   6.8
                                                                    ========================

Reportable segment results decreased 4.4% from first quarter 2001, primarily due to lower basketball sales in the Sports operation. Combined revenues for Radio and Television increased 2.8% over first quarter 2001.

Revenues from Sports operations decreased 26.5% from first quarter 2001, reflecting the impact of weak demand for advertising due to the slowing economic conditions. Sports advertising is typically sold with three to six month lead times and economic activity was slowing during the prime fall Sports selling season. See our Form 10-K for a description of our contractual commitments related to Sports operations.

Broadcast cash flow declined 11.3% from first quarter 2001 due to the decline in Sports.

Total expenses, excluding interest expense, decreased $1.0 or 2.6% from first quarter 2001, but since revenues were down, these expenses as a percent of communication revenues were 75.9% versus 74.9% in first quarter 2001. We reviewed JPCC's current intangible assets and found no cause to record impairment losses. FCC license and goodwill amortization expense was $0.8 in first quarter 2001.

CORPORATE AND OTHER

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including impaired securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (i.e. advertising, charitable and civic contributions, etc.). All net capital gains and losses, which include impairments of securities, are reported in this segment.

The following table summarizes results for this segment:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                ---------------------
                                                                                 2002           2001
                                                                                ---------------------
Earnings on investments                                                         $21.0           $24.3

Interest expense on debt and Exchangeable Securities                              2.4             8.5
Operating expenses                                                                4.9             7.2
Provision for income tax expense (benefit)                                        0.4            (2.1)
                                                                                ---------------------
Total expenses                                                                    7.7            13.6
                                                                                ---------------------
Reportable segment results before dividends on Capital
   Securities and mandatorily redeemable preferred stock                         13.3            10.7
Dividends on Capital Securities and mandatorily
   redeemable preferred stock                                                    (6.1)           (6.1)
                                                                                ---------------------
Reportable segment results                                                        7.2             4.6
Realized investment gains, net                                                   21.9            36.5
                                                                                ---------------------
Reportable segment results, including realized gains                            $29.1           $41.1
                                                                                =====================

Reportable segment results excluding realized gains increased 56.5% over first quarter 2001.

The decrease in investment earnings in first quarter 2002 is due to a decrease in invested assets, resulting from stock buybacks during 2001 and debt repayments, and to reduced assets arising from bond credit losses that are reflected in this segment. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on impaired securities.

Interest expense on debt and Exchangeable Securities decreased $6.1 from first quarter 2001 primarily due to lower average interest rates, including the replacement of the MEDS securities with short term borrowings in January 2002 and overall lower amounts outstanding. Operating expenses vary with the level of corporate activities and strategies. Goodwill amortization of $2.4, excluding JPCC, was included in operating expenses for the first quarter of 2001. We did not record any goodwill impairment during the 2002 quarter. The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects. Income taxes increased $2.5 over first quarter 2001 which had reflected implementation of strategies that reduced federal income taxes on investment earnings and the resolution of certain tax issues for which we had previously established reserves.

Realized investment gains and losses for first quarter 2002 include a net after tax $8.7 loss on our bond portfolio, including both writedowns and actual sales in the normal course of business, which were offset by gains in equities, resulting in a net gain of $21.9. The portfolio loss was driven primarily by recent economic events.

The following table summarizes assets assigned to this segment.

                                                                                       March 31
                                                                                ----------------------
                                                                                 2002            2001
                                                                                ----------------------
Parent company, passive investment companies and
    Corporate line assets of insurance subsidiaries                             $1,080          $1,359
Unrealized gain on fixed interest investments                                       15             163
Co-insurance receivables on acquired blocks                                      1,076           1,143
Employee benefit plan assets                                                       368             363
Goodwill arising from insurance acquisitions                                       270             277
Other                                                                              310             293
                                                                                ----------------------
     Total                                                                      $3,119          $3,598
                                                                                ======================

Total assets for the Corporate and Other segment decreased 13.3% from first quarter 2001 due primarily to writedowns of impaired securities, stock buybacks in 2001 and the reduction of co-insurance receivables as this closed block slowly diminishes. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and decreased $148 from first quarter 2001 as interest rates increased.

FINANCIAL POSITION

Our primary resources are investments related to our Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. This section identifies several items on our balance sheet that are important to understanding our financial position. The Investments section reviews our investment portfolio and key strategies.

Total assets increased $331 from year end 2001 due to growth in income and net policyholder contract deposits, despite a decrease in the valuation of Available for Sale securities.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including first year commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). We capitalize actual acquisition costs only up to the amounts we use in the specific product pricing models, and we expense any excess acquisition costs above the pricing allowable. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired.

We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. We amortize DAC and VOBA on UL-type products relative to the future estimated gross profits (EGP) from those products. The EGP for UL-type products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs;
(2) estimated mortality in excess of fund balances accumulated; (3) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (4) estimated cost of policy administration (maintenance). EGP is also reduced by our estimate of future losses due to defaults in fixed interest investments. DAC and VOBA related to UL-type products are sensitive to a change in our assumptions regarding EGP components, and any change in such an assumption will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. At March 31, 2002, the DAC and VOBA related to Individual UL-type products amounted to 72.7% of the $2,170 on the balance sheet compared to 71.6% at December 31, 2001.

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA in our 2001 10-K. In the first quarter, nothing came to our attention that would have caused us to change any of the three assumptions: estimated mortality, estimated interest spread and estimated future policy lapses. While we experienced adverse mortality in the first quarter, we believe this was a random fluctuation and we would not change our assumptions utilized in the amortization models unless these exceptionally high rates continue over time. The actual interest spreads and policy lapses are in line with our assumptions.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in Available for Sale securities since this impacts EGP.

At March 31, 2002 and December 31, 2001, we had reinsurance receivables of $915 and $914 and policy loans of $138 and $153 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

CAPITAL RESOURCES

Stockholders' Equity

The following table shows our capital adequacy:

                                                                     March 31         December 31
                                                                       2002               2001
                                                                     ----------------------------
Total assets less separate accounts                                   $27,139           $26,848
Total stockholders' equity                                              3,386             3,391
Ratio of stockholders' equity to assets less
    separate accounts                                                    12.5%             12.6%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on Available for Sale securities, which are included as a component of stockholders' equity, decreased $105 from December 31, 2001. We have share repurchase authorization for 5 million shares of common stock, and we intend to continue to make opportunistic repurchases although we made none in the first quarter 2002.

We consider existing capital resources to be more than adequate to support the current level of our business activities. Our business plan places priority on redirecting certain capital resources invested in bonds and stocks into our core businesses, which should produce higher returns over time.

The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. Our insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of our business strategies have enabled our major life insurance affiliates to retain the highest available ratings by A.M. Best,

Standard & Poor's and Fitch as detailed in our Form 10-K. A very significant drop in these ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

Short-Term Borrowings and Debt

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. In May 2002, we replaced an expiring $375 bank credit agreement with new unsecured revolving credit agreements currently aggregating $400, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. As of March 31, 2002, outstanding commercial paper had various maturities, with none in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $227 and $297 at March 31, 2002 and December 31, 2001 were 2.75% and 3.72%. The maximum amount outstanding during the first quarter 2002 was $330.

Our commercial paper has retained the highest ratings by both Standard & Poor's and Fitch as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates in commercial paper borrowings or lose access to the commercial paper markets.

Our insurance subsidiaries have sold U. S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds are used to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At March 31, 2002 and December 31, 2001, repurchase agreements, including accrued interest, were $565 and $292. The securities involved had a fair value and amortized cost of $583 and $570 at March 31, 2002 versus $306 and $289 at the end of 2001. The maximum principal amounts outstanding were $562 and $457 during first quarter 2002 and 2001.

At March 31, 2002 and December 31, 2001, net advances from subsidiaries were $440 and $417, all of which are eliminated in consolidation.

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

Cash provided by operations in first quarter 2002 and 2001 was $68 and $188.

Net cash used in investing activities was $459 and $258 for first quarter 2002 and 2001.

Net cash provided by financing activities was $312 and $101 for first quarter 2002 and 2001. Cash inflows from policyholder contract deposits net of withdrawals were $300 and $150 for first quarter 2002 and 2001.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, we received internal dividends from subsidiaries. Total cash dividends paid by subsidiaries during the first quarter were $94 versus $80 in 2001. Our life insurance subsidiaries are subject to laws in the states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective State's Insurance Commissioner. The limits are based in part on the prior year's statutory income, and approvals are based in part on statutory RBC, both of which are negatively impacted by bond losses and writedowns. We have no reason to believe that such approval will be withheld, if required.

Cash and cash equivalents were $60 and $139 at March 31, 2002 and December 31, 2001. Additionally, fixed income and equity securities held by the parent company and non-regulated subsidiaries were $509 and $542 at these dates. These securities are considered to be sources of liquidity to support our strategies.

Total debt and equity securities Available for Sale at March 31, 2002 and December 31, 2001 were $15,064 and $14,639.

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

We held the following carrying amounts of investments:

                                                    March 31, 2002            December 31, 2001
                                                  ---------------------------------------------
Publicly-issued bonds                             $13,780      61.3%          $13,312      59.8%
Privately-placed bonds                              3,952      17.6             4,125      18.5
Mortgage loans on real property                     3,109      13.8             3,094      13.9
Common stock                                          496       2.2               509       2.3
Policy loans                                          892       4.0               911       4.1
Preferred stock                                        27       0.1                32       0.1
Real estate                                           133       0.6               132       0.6
Other                                                  20       0.1                20       0.1
Cash and equivalents                                   60       0.3               139       0.6
                                                  ---------------------------------------------
    Total                                         $22,469     100.0%          $22,274     100.0%
                                                  =============================================

Our internal guidelines require an average quality fixed income portfolio (excluding mortgage loans) of "A" or higher. Currently, the average quality is "A1". Our guidelines also limit the amount of lower quality investments and require diversification by issuer and asset type. We monitor "higher risk" investments in order to determine if the securities have experienced an other than temporary decline in value. We adjust securities that experience other than temporary declines in value to fair values through a charge to earnings. We recognized gross impairment losses before taxes of $13.4 and none in the first quarter 2002 and 2001.

We state mortgage loans on real property net of an allowance for credit losses. We determine this allowance for specific impaired loans by calculating the fair value of each loan, utilizing estimated future cash flows of the impaired loan, discounted at the loan's effective interest rate. We also set aside an additional allowance based on aggregate loans with similar risk characteristics utilizing historical statistics. At March 31, 2002 and December 31, 2001, our allowances for mortgage loan credit losses were $29.2 and $28.6.

Carrying amounts of investments categorized as "higher risk" assets were:

                                                    March 31, 2002            December 31, 2001
                                                  ---------------------------------------------
Bonds near or in default                          $    74       0.3%          $    60       0.3%
Bonds below investment grade                          979       4.4             1,005       4.5
Mortgage loans 60 days delinquent or in
   foreclosure                                          4        --                --        --
Mortgage loans restructured                             8        --                 9        --
Foreclosed properties                                  --        --                --        --
                                                  ---------------------------------------------
    Subtotal, "higher risk assets"                  1,065       4.7             1,074       4.8
All other investments                              21,404      95.3            21,200      95.2
                                                  ---------------------------------------------
        Total cash and investments                $22,469     100.0%          $22,274     100.0%
                                                  =============================================

A weak economy or a more pronounced downturn, or events which affect one or more companies, industries, or countries, could lead to further credit related portfolio losses in "higher risk" and other investments.

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives has been limited to managing well-defined interest rate risks. Interest rate swaps with a current notional value of $131 and $132 were open as of March 31, 2002 and December 31, 2001.

Mortgage backed securities (including Collateralized Mortgage Obligations) at March 31,2002 and December 31, 2001, which are included in debt securities Available for Sale, were as follows:

                                                                              March 31       December 31
                                                                              --------------------------
                                                                                 2002            2001
                                                                              --------------------------
Federal agency issued mortgage backed securities                                $3,277          $3,254
Corporate private-labeled mortgage backed securities                             2,268           2,330
                                                                              --------------------------
        Total                                                                   $5,545          $5,584
                                                                              ==========================

Our investment strategy with respect to mortgage backed securities (MBS) focuses on actively traded, less volatile issues that produce relatively stable cash flows. The majority of MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to lower cash flow volatility over a range of interest rate levels.

MARKET RISK EXPOSURES

We believe that the amounts shown in Form 10-K with respect to our exposure to market risks, and relating to the incremental income (loss) deriving primarily from differences in the yield curve, continue to be representative. The 10-year U.S. Treasury rates have risen slightly this year. The unsteady equity markets in 2002 indicate that the potential decrease of 20% remains viable in the short term.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

With respect to external trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the 2001 Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors at the May 6, 2002 annual meeting of shareholders:

            Class I               Term            Votes For         Withheld
            -------               ----            ---------         --------
Elizabeth Valk Long              3 years            124,561,492       2,032,271
William Porter Payne             3 years            121,379,381       5,214,382
David A. Stonecipher             3 years            125,422,354       1,171,409


           Class III              Term            Votes For         Withheld
           ---------              ----            ---------         --------
Kenneth C. Mlekush               2 years            125,415,902       1,177,861

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

     There were none filed during the first quarter of 2002.

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

         Date  May 14, 2002


         By (Signature)   /s/Reggie D. Adamson
         (Name and Title) Reggie D. Adamson, Senior Vice President - Finance
                                    (Principal Accounting Officer)

         Date  May 14, 2002