Form 10-Q
period 2002-06-30
JEFFERSON PILOT CORP
filed 2002-08-13
CIK 53347

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002                 Commission file number 1-5955

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No ___

Number of shares of common stock
outstanding at June 30, 2002                                 147,800,551

                           JEFFERSON-PILOT CORPORATION

                                      INDEX

                                                                             -Page No.-
Part I.     Financial Information
            Consolidated Unaudited Condensed Balance Sheets
            - June 30, 2002 and December 31, 2001                                3

            Consolidated Unaudited Condensed Statements of Income
            - Three Months and Six Months ended June 30, 2002 and 2001           4

            Consolidated Unaudited Condensed Statements of Cash Flows
            - Six Months ended June 30, 2002 and 2001                            5

            Notes to Consolidated Unaudited Condensed Financial
            Statements                                                           6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                       11

Part II.    Other Information                                                   37

Signatures                                                                      38

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                                             JUNE 30          DECEMBER 31
                                                                                              2002               2001
                                                                                            ---------         -----------
                                                                                                (DOLLAR AMOUNTS IN
                                                                                                  MILLIONS EXCEPT
                                                                                                SHARE INFORMATION)
                                          ASSETS

Investments:
   Debt securities available for sale, at fair value
      (amortized cost $14,715 and $13,904)                                                  $15,207            $14,128
   Debt securities held to maturity, at amortized cost
      (fair value $3,231 and $3,378)                                                          3,137              3,339
   Equity securities available for sale, at fair value
      (cost $44 and $29)                                                                        487                511
   Mortgage loans on real estate                                                              3,177              3,094
   Policy loans                                                                                 909                911
   Real estate                                                                                  132                132
   Other investments                                                                             25                 20
                                                                                            -------            -------
             Total investments                                                               23,074             22,135

Cash and cash equivalents                                                                        35                139
Accrued investment income                                                                       294                281
Due from reinsurers                                                                           1,392              1,433
Deferred policy acquisition costs and value
   of business acquired                                                                       2,071              2,070
Goodwill                                                                                        312                312
Assets held in separate accounts                                                              1,978              2,148
Other assets                                                                                    502                478
                                                                                            -------            -------
     Total assets                                                                           $29,658            $28,996
                                                                                            =======            =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                                                                    $ 2,576            $ 2,565
  Policyholder contract deposits                                                             18,748             18,017
  Dividend accumulations and other policyholder funds on deposit                                249                250
  Policy and contract claims                                                                    149                181
  Other                                                                                         533                486
                                                                                            -------            -------
     Total policy liabilities                                                                22,255             21,499

Debt:
   Commercial paper and revolving credit borrowings                                             179                297
   Exchangeable Securities                                                                       --                150
Securities sold under repurchase agreements                                                     541                292
Currently payable income taxes                                                                   18                 24
Deferred income tax liabilities                                                                 359                291
Liabilities related to separate accounts                                                      1,978              2,148
Accounts payable, accruals and other liabilities                                                485                604
                                                                                            -------            -------
     Total liabilities                                                                       25,815             25,305
                                                                                            -------            -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")                                               300                300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25 per share:  authorized
       350,000,000 shares; issued and outstanding 2002-147,800,551 shares;
      2001-150,006,582 shares                                                                   185                188
   Retained earnings                                                                          2,858              2,789
   Accumulated other comprehensive income                                                       500                414
                                                                                            -------            -------
                                                                                              3,543              3,391
                                                                                            -------            -------
        Total liabilities and stockholders' equity                                          $29,658            $28,996
                                                                                            =======            =======

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                  JUNE 30               JUNE 30
                                                                             ------------------   -------------------
                                                                               2002      2001       2002        2001
                                                                             ------------------   --------------------
Revenue:
Premiums and other considerations                                             $ 391     $ 349     $   763     $   698
Net investment income                                                           403       372         807         742
Realized investment gains                                                         4        30          38          87
Communications sales                                                             50        48          98          98
Other                                                                            30        30          57          58
                                                                              ------    ------    -------     -------
   Total revenue                                                                878       829       1,763       1,683
                                                                              ------    ------    -------     -------

Benefits and Expenses:
Insurance and annuity benefits                                                  495       425         981         860
Insurance commissions, net of deferrals                                          32        35          63          66
General and administrative expenses, net of deferrals                            56        65         109         127
Amortization of policy acquisition costs and value of business acquired          69        63         132         126
Communications operations                                                        28        28          62          62
                                                                              ------    ------    -------     -------
   Total benefits and expenses                                                  680       616       1,347       1,241
                                                                              ------    ------    -------     -------

Income before income taxes                                                      198       213         416         442
Income taxes                                                                     67        72         139         148
                                                                              ------    ------    -------     -------
Net income before dividends on Capital Securities and cumulative
   effect of change in accounting principle                                     131       141         277         294
Dividends on Capital Securities                                                  (6)       (6)        (12)        (12)
Cumulative effect of change in accounting for derivative instruments,
   net of income taxes                                                           --        --          --           1
                                                                              ------    ------    -------     -------
Net income available to common stockholders                                   $ 125     $ 135     $   265     $   283
                                                                              ======    ======    =======     =======

Net income available to common stockholders, before dividends
   on Capital Securities                                                      $ 131     $ 141     $   277     $   295
Other comprehensive income                                                      191       (70)         86          24
                                                                              ------    ------    -------     -------
Comprehensive income                                                          $ 322     $  71     $   363     $   319
                                                                              ======    ======    =======     =======

Average number of shares outstanding                                          149.4     152.1       149.7       152.8
                                                                              ======    ======    =======     =======

Net Income Per Share of Common Stock:

Net income available to common stockholders before realized
   investment gains and cumulative effect of change in accounting
   principle, net of income taxes                                             $0.82     $0.75     $  1.60     $  1.47
Realized investment gains, net of income taxes                                 0.02      0.13        0.17        0.37
Cumulative effect of change in accounting for derivative
   instruments, net of income taxes                                              --        --          --        0.01
                                                                              ------    ------    -------     -------
Net income available to common stockholders                                   $0.84     $0.88     $  1.77     $  1.85
                                                                              ======    ======    =======     =======

Net income available to common stockholders -
   assuming dilution                                                          $0.83     $0.87     $  1.75     $  1.83
                                                                              ======    ======    =======     =======

Dividends declared per common share                                           $0.303    $0.275    $ 0.605     $ 0.550
                                                                              ======    ======    =======     =======

            See Notes to Consolidated Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION
                        CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                                   2002           2001
                                                                 --------       --------
Net cash provided by operations                                  $   113        $   386
                                                                 -------        -------

Cash Flows from Investing Activities:
     Investments purchased, net                                     (644)          (479)
     Other investing activities                                      (15)           (28)
                                                                 -------        -------
        Net cash used in investing activities                       (659)          (507)
                                                                 -------        -------

Cash Flows from Financing Activities:
     Policyholder contract deposits, net                           1,352          1,147
     Policyholder contract withdrawals, net                         (684)          (838)
     Net short-term (repayments) borrowings                          (19)            24
     Repurchase of common shares, net                               (112)           (94)
     Cash dividends paid                                             (99)           (92)
     Other financing activities                                        4              1
                                                                 -------        -------
        Net cash provided by financing activities                    442            148
                                                                 -------        -------

(Decrease) increase in cash and cash equivalents                    (104)            27
Cash and cash equivalents at beginning of period                     139             26
                                                                 -------        -------
Cash and cash equivalents at end of period                       $    35        $    53
                                                                 =======        =======

Supplemental Cash Flow Information:
     Income taxes paid                                           $   121        $   138
                                                                 =======        =======
     Interest paid                                               $    14        $    31
                                                                 =======        =======

See Notes to Consolidated Unaudited Condensed Financial Statements

                           JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.       Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2001.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                      June 30      December 31
                                        2002           2001
                                      -------      -----------
         ASSETS
           Individual Products        $16,319        $16,115
           AIP                          9,022          8,740
           Benefit Partners               852            791
           Communications                 197            202
           Corporate & other            3,268          3,148
                                      -------        -------
                Total assets          $29,658        $28,996
                                      =======        =======

                                                              Three Months Ended          Six Months Ended
                                                                   June 30                     June 30
                                                              2002         2001          2002          2001
                                                              ----------------------------------------------
         REVENUES
           Individual Products                                $451        $  426        $  898        $  851
           AIP                                                 171           159           341           317
           Benefit Partners                                    177           144           340           287
           Communications                                       49            48            97            97
           Corporate & Other                                    26            22            49            44
                                                              ----        ------        ------        ------
                                                               874           799         1,725         1,596
           Realized investment gains, before tax                 4            30            38            87
                                                              ----        ------        ------        ------
                Total revenues before cumulative
                 effect of change in accounting
                 principle                                    $878        $  829        $1,763        $1,683
                                                              ====        ======        ======        ======

         REPORTABLE SEGMENTS RESULTS AND
           RECONCILIATION TO NET INCOME AVAILABLE TO
           COMMON STOCKHOLDERS
           Individual Products                                $ 75        $   76        $  145        $  146
           AIP                                                  20            19            41            38
           Benefit Partners                                     12            11            25            21
           Communications                                       10             8            17            15
           Corporate & Other                                     5             1            12             5
                                                              ----        ------        ------        ------
                Total reportable segment results,
                 before cumulative effect of change in
                 accounting principle                          122           115           240           225
           Realized investment gains, net of tax                 3            20            25            57
                                                              ----        ------        ------        ------
                Net income available to common
                 stockholders, before cumulative
                 effect of change in accounting
                 principle                                     125           135           265           282
               Cumulative effect of change in
                 accounting for derivative
                 instruments, net of income taxes               --            --            --             1
                                                              ----        ------        ------        ------
                   Net income available to common
                     stockholders                             $125        $  135        $  265        $  283
                                                              ====        ======        ======        ======

3.       Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle:

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30                               June 30
                                                               2002             2001                 2002             2001
                                                          --------------------------------      --------------------------------
         Numerator:
            Net income before dividends on
              Capital Securities and
              cumulative effect of change in
              accounting principle                        $         131      $         141      $         277      $         294

            Dividends on Capital Securities
              and preferred stock                                    (6)                (6)               (12)               (12)
            Numerator for earnings per share              -------------      -------------      -------------      -------------
              and earnings per share -
              assuming dilution - Net income
              available to common
              stockholders, before cumulative
              effect of change in accounting
              principle                                   $         125      $         135      $         265      $         282
                                                          =============      =============      =============      =============
         Denominator:
            Denominator for earnings per
              share - weighted-average
              shares outstanding                            149,370,907        152,133,839        149,733,120        152,828,044
            Effect of dilutive securities:
               Stock options                                  1,662,955          1,537,663          1,684,168          1,493,424
                                                          -------------      -------------      -------------      -------------
            Denominator for earnings per
               share assuming dilution -
               adjusted weighted-average
               shares outstanding                           151,033,862        153,671,502        151,417,288        154,321,468
                                                          =============      =============      =============      =============

         Earnings per share, before
               cumulative effect of change in
               accounting principle                       $        0.84      $        0.88      $        1.77      $        1.84
                                                          =============      =============      =============      =============

         Earnings per share - assuming
               dilution, before cumulative effect
               of change in accounting principle          $        0.83      $        0.87      $        1.75      $        1.82
                                                          =============      =============      =============      =============

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

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits, including several proposed class action suits in addition to those noted above. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company's financial position or liquidity, although it could have a material adverse effect on the results of operations for a specified period.

5.       Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS 133). See our Form 10-K for information regarding the cumulative effect of the accounting change in 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill, or certain other intangible assets (primarily Federal Communication Commission Licenses), but rather tests these intangible assets for impairment at least on an annual basis. For the quarter and six months ending June 30, 2001, the Company recognized $3.2 and $6.3 of amortization expense related to these assets. The Company did not recognize any impairment losses upon adoption of SFAS 142. Further, the Company completed its annual test of impairment in the second quarter of 2002 and concluded that there had been no impairments.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which is effective for fiscal years beginning after June 15, 2002. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value when the obligations are incurred. The Company will adopt SFAS 143 on January 1, 2003, and does not believe that adoption will have a significant impact on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 effective January 1, 2002 and the adoption had no impact on its financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS
145), which is effective for financial statements issued after May 15, 2002. SFAS 145 addresses certain technical issues such as the classification of debt extinguishments and sale-leaseback transactions, none of which are relevant to the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company currently is not engaging in any exit or disposal activities.

                           JEFFERSON-PILOT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of June 30, 2002, changes in financial position and changes in results of operations for the three month and six month periods ended June 30, 2002, as compared to the same period of 2001, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2001, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

COMPANY PROFILE

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

In the first half of 2002 our revenues, excluding realized gains and losses, were derived 52% from Individual Products, 20% from AIP, 20% from Benefit Partners, 5% from Communications and 3% from Corporate and Other.

Our Premier Partnering strategy described in the Form 10-K continues to be the primary focus of our internal initiatives to grow our life sales over a long period of time. The Premier Partnering strategy continues to be well received in the marketplace. Life sales, agent recruitment and agent retention in 2002 indicate market acceptance of our Premier Partners initiative.

UPDATE ON CRITICAL ACCOUNTING POLICIES

Our Form 10-K described our four critical accounting policies that involve the more significant judgments and estimates. They relate to:

         - deferred acquisition costs (DAC) and value of business acquired (VOBA);
         - assumptions we use in the test for goodwill impairment as required by FAS 142;
         - valuation methods for infrequently traded securities and private placements; and
         -        accruals relating to legal and administrative proceedings.

We believe that these policies continued to be applied in a consistent manner during the second quarter. We completed our annual test of impairment of goodwill during the quarter, and our work indicated that the fair value of the reporting units exceeded the carrying value, including goodwill, by a substantial margin. While we will continue to monitor goodwill for impairment, we do not anticipate this being an ongoing critical accounting policy. Legal proceedings are discussed in Note 4 to the Consolidated Condensed Financial Statements.

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

                                                      Three Months Ended       Six Months Ended
                                                            June 30                June 30
                                                     --------------------------------------------
                                                       2002        2001        2002        2001
                                                     --------------------------------------------
Consolidated Summary of Income
Total reportable segment results                     $ 122.4     $ 114.7     $ 240.1     $ 226.7(a)
Realized investment gains (net of applicable
    income taxes)                                        2.8        19.5        24.7        56.0
                                                     -------     -------     -------     -------
Net income available to common stockholders
                                                     $ 125.2     $ 134.2     $ 264.8     $ 282.7
                                                     =======     =======     =======     =======

Consolidated Earnings Per Share
Basic:
     Total reportable segment results                $  0.82     $  0.75     $  1.60     $  1.48(b)
     Realized investment gains (net of
         applicable income taxes)                       0.02        0.13        0.17        0.37
                                                     -------     -------     -------     -------
     Net income available to common
          stockholders                               $  0.84     $  0.88     $  1.77     $  1.85
                                                     =======     =======     =======     =======
Fully-diluted:
     Total reportable segment results                $  0.81     $  0.75     $  1.59     $  1.47
     Realized investment gains (net of
         applicable income taxes)                       0.02        0.12        0.16        0.36
                                                     -------     -------     -------     -------
     Net income available to common
          stockholders                               $  0.83     $  0.87     $  1.75     $  1.83
                                                     =======     =======     =======     =======

(a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.
(b) Includes $0.01 per share of income in 2001 relating to cumulative effect of change in accounting for derivatives.

                                                 Three Months Ended               Six Months Ended
                                                      June 30                         June 30
                                            -----------     -----------     -----------     -----------
                                                2002            2001            2002            2001
                                            -----------     -----------     -----------     -----------
Average number of shares
    outstanding
                                            149,370,907     152,133,839     149,733,120     152,828,044
                                            ===========     ===========     ===========     ===========
Average number of shares
    outstanding - assuming dilution         151,033,862     153,671,502     151,417,288     154,321,468
                                            ===========     ===========     ===========     ===========

Compared to the second quarter and first six months of 2001, net income available to common stockholders declined 6.7% and 6.3% due to lower net realized investment gains. Net realized investment gains declined 85.6% and 55.9% due primarily to impaired bond writedowns. Total reportable segment results increased 6.7% and 5.9% in the second quarter and first six months due to increased profitability primarily in the Benefit Partners, Communications, and Corporate and Other segments and the absence of goodwill amortization, as further discussed below.

Earnings per share amounts increased at greater percentages than the absolute earnings amounts due to share repurchases in 2001 and the second quarter of 2002, net of stock plan issuances. The average number of diluted shares outstanding decreased 1.7% and 1.9% from the second quarter and first six months of 2001.

RESULTS BY BUSINESS SEGMENT

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. Sales are one of the statistics we use to track performance. Because of the nature of our sales, which are primarily long-duration contracts in the Individual Products and AIP segments with little immediate impact on revenues, sales in a given quarter do not have a material impact on current operating results.

Results by Reportable Segment

                                              Three Months Ended       Six Months Ended
                                                    June 30                June 30
                                              ------------------------------------------
                                                2002       2001        2002       2001
                                              ------------------------------------------

         Individual Products                  $ 74.8   $   76.5    $  144.5   $  146.0
         AIP                                    19.3       19.1        40.7       39.8(a)
         Benefit Partners                       12.5       10.5        25.4       20.9
         Communications                         10.6        8.7        17.1       15.5
         Corporate and Other                     5.2       (0.1)       12.4        4.5
                                              ------     ------      ------     ------
         Total reportable segment results      122.4      114.7       240.1      226.7
         Net realized investment gains           2.8       19.5        24.7       56.0
                                              ------     ------      ------     ------
         Net income available to common
            stockholders                      $125.2     $134.2      $264.8     $282.7
                                              ======     ======      ======     ======

         (a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets to the Corporate and Other segment.

Segment Assets

                                            June 30
                                      --------------------
                                        2002        2001
                                      --------    --------
         Individual Products          $16,319     $15,535
         AIP                            9,022       7,949
         Benefit Partners                 852         744
         Communications                   197         200
         Corporate and Other            3,268       3,480
                                      -------     -------
             Total assets             $29,658     $27,908
                                      =======     =======

INDIVIDUAL PRODUCTS

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms and agency building general agents, together referred to as our core agency channels. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.

Individual Products include universal life (UL) and variable universal life
(VUL), together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions and the judgments utilized in those assumptions are important to the financial reporting for these products.

Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto.

UL-type product premiums may vary over the life of the policy at the discretion of the policyholder, so we do not recognize them as revenues when received, although they increase assets and liabilities. We recognize revenues on these products from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, we earn interest spreads on all UL-type and traditional products. Policy benefits include interest credited to policyholder fund balances as well as claim related costs. Reportable segment results also include earnings on required capital for both traditional and UL-type products.

Segment results were:

                                                    Three Months Ended      Six Months Ended
                                                          June 30               June 30
                                                    -----------------------------------------
                                                      2002       2001       2002       2001
                                                    -----------------------------------------
    Traditional premiums and other
        considerations                               $ 45.6     $ 50.3     $ 92.8     $ 99.5
    UL and investment product charges                 174.4      156.8      342.6      316.2
    Net investment income                             229.3      216.9      459.2      431.5
    Other income                                        1.8        1.9        3.6        3.9
                                                     ------     ------     ------     ------
    Total revenues                                    451.1      425.9      898.2      851.1
                                                     ------     ------     ------     ------
    Policy benefits                                   264.9      232.4      536.2      474.7
    Expenses                                           71.1       75.8      139.7      152.0
                                                     ------     ------     ------     ------
    Total benefits and expenses                       336.0      308.2      675.9      626.7
                                                     ------     ------     ------     ------
    Reportable segment results before income
        taxes                                         115.1      117.7      222.3      224.4
    Provision for income taxes                         40.3       41.2       77.8       78.4
                                                     ------     ------     ------     ------
    Reportable segment results                       $ 74.8     $ 76.5     $144.5     $146.0
                                                     ======     ======     ======     ======

Individual Products reportable segment results decreased 2.2% and 1.0% from the second quarter and first half of 2001 due primarily to higher mortality for both the second quarter and six months. Our mortality experience in 2002 adjusted for DAC net of tax was higher by $4.7 for the second quarter and $13.3 for the first six months than the average for the last four sequential quarters. Total revenues grew 5.9% and 5.5% over the second quarter and first half of 2001.

The following table summarizes key data for Individual Products which we believe are our important drivers and indicators of future profitability:

                                              Three Months Ended            Six Months Ended
                                                   June 30                      June 30
                                         -------------------------------------------------------
                                            2002           2001           2002           2001
                                         -------------------------------------------------------
    Annualized life insurance
        premium sales:
    Sales excluding large case
        BOLI                             $     71.2     $     43.1     $    132.6     $     79.3

    Large case BOLI                      $       --     $      8.3     $       --     $      8.6

    Individual traditional
        insurance premiums               $     45.3     $     49.9     $     89.5     $     99.0

    Average UL policyholder fund
        balances                         $  9,778.9     $  9,083.3     $  9,644.7     $  9,002.1
    Average VUL separate
        account assets                      1,289.8        1,269.7        1,310.9        1,325.8
                                         ----------     ----------     ----------     ----------
                                         $ 11,068.7     $ 10,353.0     $ 10,955.6     $ 10,327.9
                                         ==========     ==========     ==========     ==========
    Average face amount of
        insurance in force:
            Total                        $160,749.0     $156,435.0     $160,129.0     $156,543.0
            UL-type policies             $119,174.0     $114,531.0     $118,684.0     $114,246.0

    Average assets                       $ 16,301.0     $ 15,367.9     $ 16,260.0     $ 15,294.1

Annualized life insurance premium sales grew 63.7% and 50.3% in our core agency channels over the second quarter and first half of 2001, reflecting increased sales as a result of our Premier Partnering initiative and the introduction of several new UL products in 2001. Total sales excluding large case BOLI increased 65.2% and 67.2% over the second quarter and first six months of 2001. Annualized life insurance premium sales include $2.7 and $5.3 for the second quarter and six months of 2002 of term life insurance premiums that are 90% reinsured and thus have little impact on net reportable segment results. Single premium products targeted to smaller banks and sold through our target marketing channel provided 27.5% and 31.8% of life sales in the second quarter and first half of 2002. We do not expect these sales levels to be sustainable for the remainder of the year. For large case BOLI, our business strategy is to respond to individual sales opportunities when the market accommodates our required returns. Thus, BOLI sales will vary widely between periods.

Revenues include traditional insurance premiums, net of reinsurance, policy charges and net investment income. Individual traditional premiums decreased 9.2% and 9.6% from the second quarter and first half of 2001 due to the continuing decline in our traditional business in force, since whole life insurance comprises a smaller portion of current life insurance in force, and due to the reinsurance effect on our term product. UL and investment product charges increased 11.2% and 8.3% over the second quarter and first six months of 2001, growing faster than the average UL policyholder fund balances due to the introduction of a UL product in the second half of 2001 that had larger up-front expense charges. The increase in up-front product charges is offset by an increase in unearned revenue reserves accounted for in policy benefits. Average VUL separate account assets increased 1.6% over the second quarter of 2001 and decreased 1.1% from the first six months of 2001. Adjusting for the decrease in market value, net of dividends, year over year, separate account balances would have increased by approximately 9.8% and total fund balances would have grown by 7.5%.

Net investment income increased 5.7% and 6.4% over the second quarter and first six months of 2001, reflecting the growth in average policyholder funds and changes in investment yields. The average investment spread on UL-type products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, assuming the same level of invested assets) decreased 13 basis points to 1.88% and 7 basis points to 1.91% from the second quarter and first six months of 2001. Interest spreads are affected by portfolio yields and crediting rates, and also may vary over time due to our competitive strategies and changes in product design.

Total policy benefits increased 14.0% and 13.0% over the second quarter and first six months of 2001 due primarily to increases in mortality, interest credited, and the increase in unearned revenue reserves due to the higher up-front product charges on the new UL products. Mortality experience, net of reinsurance, for the second quarter of 2002 exceeded the average of the last four sequential quarters including the higher third quarter of 2001 (which had the September 11th impact) by $6.4. We historically see an increase in mortality in the first quarter, usually followed by a decrease in the second quarter. The reduction in mortality from the first to second quarter of 2002 was only $5.0 whereas the reduction in 2001 was $12.8. We have reviewed our mortality statistics for the past two years, looking specifically at duration, cause of death, size and number of claims, and the effect of reinsurance on reported mortality. The increase in claims for the first two quarters of 2002 occurred in both early duration and older policies. Approximately one-third of the increased mortality experience on a year-to-date basis related to a small number of high face amount early duration claims. We reviewed these claims, as well as all contestable period claims paid during the first two quarters of 2002, and have not discovered any underwriting deficiencies. We analyzed the attributes of our in force exposures through mortality studies to understand the effects of the growth in face amount, changes in attained ages, and secular mortality trends. None of the items including cause of death, size and number of claims, or the effect of reinsurance have identified a cause, other than a periodic fluctuation, for the recent level of mortality. The increase in interest credited is consistent with the growth in business. Policy benefits on UL-type products (annualized) increased to 7.6% and 7.7% of average policyholder funds and separate accounts versus 6.9% and 7.1% in the second quarter and first six months of 2001 due primarily to the increase in mortality. Policy benefits include interest credited to policyholder accounts on UL-type products as well as death benefits in excess of fund balances.

Total expenses (including the net deferral and amortization of DAC and VOBA) decreased 6.2% and 8.1% from the second quarter and first half of 2001. The expense details are as follows:

                                                      Three Months Ended        Six Months Ended
                                                           June 30                 June 30
                                                      ------------------------------------------
                                                       2002        2001        2002        2001
                                                      ------------------------------------------
    Commissions                                       $ 67.4      $ 48.6      $130.5      $102.2
    General and administrative - acquisition
       related                                          20.7        21.1        41.9        40.7
    General and administrative - maintenance
       related                                          11.7        13.6        20.9        26.5
    Taxes, licenses and fees                            13.9        11.4        28.6        22.6
                                                      ------      ------      ------      ------
    Total commissions and expenses incurred            113.7        94.7       221.9       192.0

    Less commissions and expenses capitalized          (81.2)      (58.6)     (156.4)     (117.0)

    Amortization of DAC and VOBA                        38.6        39.7        74.2        77.0
                                                      ------      ------      ------      ------
    Total expense                                     $ 71.1      $ 75.8      $139.7      $152.0
                                                      ======      ======      ======      ======

The decrease in total expense reflects (1) continued expense management, especially in our maintenance expenses, (2) increased acquisition cost capitalization consistent with the growth in sales, and (3) reduced DAC and VOBA amortization due to higher mortality. The amounts we capitalize include first year commissions, as well as deferrable acquisition expenses. We limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. As our sales have increased, pricing allowables have covered a greater amount of capitalizable acquisition expenses. For the second quarter of 2002, we capitalized $20.3 utilizing pricing allowables as compared to $21.1 actual deferrable acquisition costs. In the second quarter of 2001, we capitalized $15.4 as compared to $18.6 of actual deferrable costs. For the six months of 2002, we capitalized $37.9 utilizing pricing allowables compared to $40.1 of actual deferrable acquisition costs. Those amounts for the six months of 2001 were $27.1 capitalized versus $35.9 of actual deferrable acquisition costs incurred. We are approaching the limitation where the pricing allowables generated from our strong sales will exceed our actual deferrable costs other than commissions, because our expenses are tightly controlled. Amortization of DAC and VOBA on UL-type products may decline when mortality increases, while our longer-term assumptions remain consistent.

Average Individual Products assets grew 6.1% and 6.3% over the second quarter and first half of 2001, primarily due to sales of UL-type products and growth in existing policyholder funds and separate accounts.

Our financial and operating risks for this segment include, among others, asset/liability management, interest rate risks, changes in the underlying assumptions of DAC and VOBA and the effects of unresolved litigation. We discussed these risks in more detail in the Individual Products, Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

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

Reportable segment results were:

                                              Three Months Ended      Six Months Ended
                                                    June 30               June 30
                                              -----------------------------------------
                                                2002       2001       2002       2001
                                              -----------------------------------------
    Policy charges, premiums and other
        considerations                         $  3.0     $  4.1     $  6.6     $  8.5
    Net investment income                       140.9      127.4      281.5      257.8
    Concession and other income                  27.2       27.9       52.6       53.6
                                               ------     ------     ------     ------
    Total revenues                              171.1      159.4      340.7      319.9
                                               ------     ------     ------     ------
    Policy benefits                             103.1       90.2      203.5      181.1
    Expenses                                     38.2       39.7       74.6       77.4
                                               ------     ------     ------     ------
    Total benefits and expenses                 141.3      129.9      278.1      258.5
                                               ------     ------     ------     ------
    Reportable segment results before
        income taxes                             29.8       29.5       62.6       61.4
    Provision for income taxes                   10.5       10.4       21.9       21.6
                                               ------     ------     ------     ------
    Reportable segment results                 $ 19.3     $ 19.1     $ 40.7     $ 39.8(a)
                                               ======     ======     ======     ======

(a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

AIP reportable segment results increased 1.0% and 2.3% over the second quarter and first half of 2001. The following table summarizes key information for AIP:

                                                   Three Months Ended            Six Months Ended
                                                        June 30                       June 30
                                               -------------------------------------------------------
                                                  2002           2001           2002           2001
                                               ----------     ----------     ----------     ----------
    Fixed annuity premium sales                $   255.3      $   226.4      $   441.7      $   493.3
    Variable annuity premium sales                   1.9            6.6            7.0           17.0
                                               ---------      ---------      ---------      ---------
                                               $   257.2      $   233.0      $   448.7      $   510.3
                                               =========      =========      =========      =========

    Investment product sales                   $   773.0      $   733.5      $ 1,516.9      $ 1,464.6
                                               =========      =========      =========      =========

    Average policyholder fund balances         $ 7,674.1      $ 6,651.9      $ 7,603.3      $ 6,627.8
    Average separate account
        policyholder fund balances                 454.8          552.6          473.8          550.0
                                               ---------      ---------      ---------      ---------
                                               $ 8,128.9      $ 7,204.5      $ 8,077.1      $ 7,177.8
                                               =========      =========      =========      =========

    Effective investment spreads for
        fixed annuities                             1.82%          1.94%          1.83%          2.02%
    Fixed annuity surrenders as a
        percentage of beginning fund
        balances                                    10.2%          14.2%           9.8%          15.4%

    Average assets                             $ 8,962.9      $ 7,904.1      $ 8,898.8      $ 7,863.0

We derive annuity revenues from investment income on segment assets, policy charges, and concession income earned on investment product sales by JPSC. AIP revenues increased 7.3% and 6.5% over the second quarter and first six months of 2001, due to growth in policyholder fund balances, offset by lower surrender charge income (included in policy charges) with essentially flat JPSC concession income. Investment income growth for the second quarter 2002 was restrained by a drop in the average portfolio yield, and by the change of an accrual relating to Guarantee Life of $1.6. Investment income for the first six months of 2001 included $2.3 due to the cumulative effect of the change in accounting for derivatives. Fixed annuity premium sales increased 12.8% over the second quarter of 2001 and decreased 10.5% from the first six months of 2001, reflecting a level that we consider appropriate given the current investment and crediting rate environment. JPSC's concession and other income decreased 2.5% and 1.9% from the second quarter and first six months of 2001, due to lower volumes of equity market purchase/sale transactions.

Fixed annuity surrenders, as a percentage of beginning fund balances, decreased to 10.2% versus 14.2% and 9.8% versus 15.4% in the second quarter and first half of 2002 and 2001. The lower lapse rates reflect the combined effects of increased surrender charge protection on our in-force block of business as well as the relatively low interest rates. The surrender rate in the AIP segment is influenced by many factors such as: (1) the portion of the business that has low or no remaining surrender charges; (2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates and (3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fund balances with 5% or more surrender charges, including payout annuities, increased to 47% from 42% in the second quarter of 2001.

Total AIP benefits and expenses increased 8.8% and 7.6% over the second quarter and first six months of 2001. Annualized policy benefits, which are mainly comprised of interest credited to policyholder accounts, were relatively flat as a percentage of average policyholder funds. Total AIP expenses decreased 3.8% and 3.6% from the second quarter and first half of 2001, due primarily to the lower commission expenses of JPSC and lower maintenance expenses. The expense details are as follows:

                                              Three Months Ended     Six Months Ended
                                                    June 30               June 30
                                              ----------------------------------------
                                                2002       2001       2002       2001
                                              ----------------------------------------
    Commissions - insurance companies          $12.0      $11.1      $23.1      $24.7
    Commissions - broker/dealer                 23.0       24.0       44.5       45.3
    General and administrative -
        acquisition related                      3.4        3.1        7.1        6.3
    General and administrative -
        maintenance related                      4.1        5.2        7.2       10.1
    Taxes, licenses and fees                     0.7        0.7        1.5        1.7
                                               -----      -----      -----      -----
    Total commissions and expenses
        incurred                                43.2       44.1       83.4       88.1

    Less commissions and expenses
        capitalized                            (15.1)     (13.9)     (29.8)     (31.0)

    Amortization of DAC and VOBA                10.1        9.5       21.0       20.3
                                               -----      -----      -----      -----
    Total expense                              $38.1      $39.7      $74.6      $77.4
                                               =====      =====      =====      =====

Effective spreads on fixed annuities declined to 1.82% and 1.83% in the second quarter and first six months of 2002 from 1.94% and 2.02% in the second quarter and first half of 2001, primarily due to sales over the past year of our lower commission products which require less spread to achieve pricing objectives. Of the 12 basis point spread compression from the second quarter of 2001, approximately 6 basis points or about $0.8 million after tax represent economic spread compression that affects earnings. The remaining spread compression is offset by lower expenses due to the continued sale of our lower commission products that require a smaller investment spread to meet our return criteria.

JPSC earnings included in the segment results were $1.0 versus $0.4 and $2.0 versus $1.4 for the second quarter and first half of 2002 and 2001.

Risks associated with the annuity business include, among others, compressed investment spreads and increased lapses. See our Form 10-K for more discussion on these risks.

BENEFIT PARTNERS

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

                                                      Three Months Ended      Six Months Ended
                                                            June 30               June 30
                                                      -----------------------------------------
                                                        2002       2001       2002       2001
                                                      -----------------------------------------
    Premiums and other considerations                  $162.0     $130.9     $310.4     $260.2
    Investment income, net of expenses                   14.6       13.4       29.6       26.7
                                                       ------     ------     ------     ------
    Total revenues                                      176.6      144.3      340.0      286.9
                                                       ------     ------     ------     ------
    Policy benefits                                     120.9       96.5      230.1      192.2
    Expenses                                             36.5       31.6       70.8       62.6
                                                       ------     ------     ------     ------
    Total benefits and expenses                         157.4      128.1      300.9      254.8
                                                       ------     ------     ------     ------
    Reportable segment results before income taxes       19.2       16.2       39.1       32.1

    Provision for income taxes                            6.7        5.7       13.7       11.2
                                                       ------     ------     ------     ------
    Reportable segment results                         $ 12.5     $ 10.5     $ 25.4     $ 20.9
                                                       ======     ======     ======     ======

Benefit Partners reportable segment results increased 19.0% and 21.5% over the second quarter and first six months of 2001, primarily due to the growth in this business.

The following table summarizes key information for Benefit Partners:

                                                 Three Months Ended       Six Months Ended
                                                       June 30                June 30
                                                 ------------------------------------------
                                                  2002        2001        2002        2001
                                                 ------------------------------------------
    Life, Disability, and Dental:
       Annualized sales                          $ 36.5      $ 32.8      $ 92.6      $ 79.3
       Loss ratio                                  73.1%       72.0%       72.4%       72.5%

     Total expenses, % of premium income           22.7%       24.1%       22.9%       24.1%

     Average assets                              $821.3      $736.7      $822.4      $735.4

     Premium income                              $160.8      $130.9      $309.4      $259.4

Benefit Partners revenues increased 22.4% and 18.5% over the second quarter and first six months of 2001 and annualized sales for the core life, disability and dental lines of business grew 11.3% and 16.8%. The revenue growth resulted from both sales growth and satisfactory persistency in our non-medical business.

Policy benefits increased 25.3% and 19.7% over the second quarter and first six months of 2001, consistent with the growth of business in force. Our life, disability and dental incurred loss ratio increased to 73.1% versus 72.0% and decreased to 72.4% versus 72.5% in the second quarter and first six months of 2002 and 2001. While we closely monitor the loss ratio, we feel our claims management procedures are sound and quarterly fluctuations are inherent in this segment.

Our group life reinsurance agreement covering extraordinary life claims arising from catastrophic events expired in April of this year. We did not purchase catastrophic coverage because a new reinsurance agreement would have required a higher premium and deductible as well as a terrorism exclusion. We are instead relying on case-by-case management to mitigate our concentration exposures over time. We continue to monitor reinsurance market developments and to actively pursue reasonable alternatives to traditional catastrophic reinsurance arrangements, which may further mitigate our concentration risks. See our Form 10-K for additional discussion of risks, which include disability claims, accelerated medical cost inflation and concentration risks that may impact this segment.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 15.5% and 13.1% over the second quarter and the first half of 2001, which represents a smaller increase than the growth in premiums. As a percentage of premium income, total expenses were 22.7% versus 24.1% and 22.9% versus 24.1% for the second quarter and first six months of 2002 and 2001.

The expense details, including amounts capitalized and amortized of DAC and VOBA, are as follows:

                                                         Three Months Ended     Six Months Ended
                                                               June 30               June 30
                                                         ----------------------------------------
                                                           2002       2001       2002       2001
                                                         ----------------------------------------
    Commissions                                           $18.5      $15.3      $36.1      $30.2
    General and administrative                             16.7       16.1       33.6       32.0
    Taxes, licenses and fees                                5.0        3.1        9.0        7.2
                                                          -----      -----      -----      -----
    Total commissions and expenses incurred                40.2       34.5       78.7       69.4

    Less commissions and expenses capitalized             (24.0)     (19.6)     (45.1)     (39.4)

    Amortization of DAC and VOBA                           20.3       16.7       37.2       32.6
                                                          -----      -----      -----      -----
    Total expense                                         $36.5      $31.6      $70.8      $62.6
                                                          =====      =====      =====      =====

COMMUNICATIONS

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                            Three Months Ended   Six Months Ended
                                                                  June 30             June 30
                                                            -------------------------------------
                                                              2002      2001      2002      2001
                                                            -------------------------------------
    Communications revenues (net)                            $50.0     $48.3     $98.6     $98.9
    Operating costs and expenses                              27.8      28.0      61.5      61.8
                                                             -----     -----     -----     -----
    Broadcast cash flow                                       22.2      20.3      37.1      37.1
    Depreciation and amortization                              1.9       2.7       3.8       5.5
    Corporate general and administrative expenses              1.9       2.0       3.2       3.3
    Net interest expense                                       0.7       1.1       1.5       2.2
                                                             -----     -----     -----     -----
    Operating revenue before income taxes                     17.7      14.5      28.6      26.1
    Provision for income taxes                                 7.1       5.8      11.5      10.6
                                                             -----     -----     -----     -----
    Reportable segment results                               $10.6     $ 8.7     $17.1     $15.5
                                                             =====     =====     =====     =====

Reportable segment results increased 21.8% and 10.3% over the second quarter and first six months of 2001, primarily due to increased demand for local advertising and the positive impact from eliminating goodwill amortization under SFAS 142, which offset disappointing first quarter results in our Sports unit.

Combined revenues for Radio and Television increased 4.0% and 3.6% over the second quarter and first half of 2001 reflecting solid increases in demand for local advertising and a small increase in political advertising in TV, which more than offset the weak demand for national advertising from Radio. The second quarter is typically a slow period for Sports with minimal collegiate activity. Revenues from Sports operations decreased 26.7% from the first six months of 2001, reflecting the impact of weak demand for collegiate basketball advertising due to the slowing economic conditions during the prime selling season last fall. See our Form 10-K for a description of our contractual commitments related to Sports operations.

Broadcast cash flow increased 9.4% from the second quarter 2001 due to improved profitability at our Radio and TV properties and was flat with the first six months of 2001 as increased profit on Radio and TV was offset by disappointing first quarter results in our Sports basketball product.

Total expenses, excluding interest expense, decreased $1.1 or 3.4% and $2.1 or 3.0% from the second quarter and first half of 2001. As a percent of communication revenues, these expenses were 63.2% versus 67.7% and 69.5% versus 71.4% in the second quarter and first six months of 2002 and 2001. We reviewed JPCC's current intangible assets in accordance with SFAS 142 and found no cause to record impairment losses. FCC license and goodwill amortization expense was $0.8 and $1.6 in the second quarter and first six months of 2001.

CORPORATE AND OTHER

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including all our impaired securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net capital gains and losses, which all include impairments of securities, are reported in this segment.

The following table summarizes results for this segment:

                                                          Three Months Ended     Six Months Ended
                                                                June 30               June 30
                                                          ----------------------------------------
                                                            2002       2001       2002       2001
                                                          ----------------------------------------
    Earnings on investments                                $22.1      $23.0      $43.1      $47.3

    Interest expense on debt and
         Exchangeable Securities                             2.6        8.3        5.0       16.8
    Operating expenses                                       7.3       10.2       12.2       17.4
    Provision for income tax expense
         (benefit)                                           0.8       (1.6)       1.2       (3.7)
                                                           -----      -----      -----      -----
    Total expenses                                          10.7       16.9       18.4       30.5
                                                           -----      -----      -----      -----
    Reportable segment results before
         dividends on Capital Securities and
         mandatorily redeemable preferred
         stock                                              11.4        6.1       24.7       16.8

    Dividends on Capital Securities and
         mandatorily redeemable preferred
         stock                                              (6.2)      (6.2)     (12.3)     (12.3)
                                                           -----      -----      -----      -----
    Reportable segment results                               5.2       (0.1)      12.4        4.5
    Realized investment gains, net                           2.8       19.5       24.7       56.0
                                                           -----      -----      -----      -----
    Reportable segment results, including
       realized gains                                      $ 8.0      $19.4      $37.1      $60.5
                                                           =====      =====      =====      =====

Reportable segment results excluding realized gains increased substantially in 2002 due primarily to lower interest expense.

The earnings on investments for the segment include default charge income received from the operating segments for the Corporate and Other segment's assumption of all credit related losses on the invested assets of those segments. Those default charges are calculated as a percentage of the invested assets. The decrease in investment earnings in the second quarter is due to reduced invested assets, resulting from stock repurchases, net debt repayments, bond losses and impaired assets. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds impaired or sold at a loss.

Interest expense on debt and Exchangeable Securities decreased $5.7 and $11.8 in the second quarter and first six months primarily due to lower market interest rates, the replacement of the MEDS securities with short-term borrowings in January 2002 and overall lower amounts outstanding. Operating expenses vary with the level of corporate activities and strategies. Goodwill amortization of $2.4 and $4.8 for the second quarter and first six months, excluding JPCC, was included in operating expenses for 2001. The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects. Income taxes increased $2.4 and $4.9 over the second quarter and first six months of 2001, primarily the result of increased pre-tax segment income for the comparable periods.

Realized investment gains and losses are as follows:

                                    Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                    ------------------------------------------
                                     2002        2001        2002        2001
                                    ------------------------------------------
    Bonds gains                     $  9.5      $  1.3      $ 12.2      $  8.7
    Bond losses                       (7.1)       (7.8)      (12.1)      (15.2)
    Bond writedowns                  (39.5)         --       (52.8)         --
    Stock gains                       42.1        37.9        94.0        94.0
    Other (losses)                    (0.7)       (1.4)       (3.3)       (1.1)
                                    ------      ------      ------      ------
    Gross realized gains               4.3        30.0        38.0        86.4
        Less:  taxes                  (1.5)      (10.5)      (13.3)      (30.4)
                                    ------      ------      ------      ------
    Net realized gains              $  2.8      $ 19.5      $ 24.7      $ 56.0
                                    ======      ======      ======      ======

The following table summarizes assets assigned to this segment.

                                                                         June 30
                                                                    -----------------
                                                                      2002      2001
                                                                    -----------------
    Parent company, passive investment companies and
        Corporate line assets of insurance subsidiaries             $  901     $1,346
    Unrealized gain on fixed interest investments                      334         52
    Co-insurance receivables on acquired blocks                      1,084      1,138
    Employee benefit plan assets                                       349        364
    Goodwill arising from insurance acquisitions                       270        275
    Other                                                              330        305
                                                                    ------     ------
         Total                                                      $3,268     $3,480
                                                                    ======     ======

Total assets for the Corporate and Other segment decreased 6.1% from June 30, 2001 due primarily to sales and writedowns of securities, stock repurchases and the reduction of co-insurance receivables as closed blocks slowly diminish. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $282 from June 30, 2001.

FINANCIAL POSITION

Our primary resources are investments related to our Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. This section identifies several items on our balance sheet that are important to understanding our financial position. The Investments section reviews our investment portfolio and key portfolio management strategies.

Total assets increased $662 from year-end 2001 due to growth in income and net policyholder contract deposits which more than offset dividends and stock repurchases.

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including first year commissions, first year bonus interest, certain costs of underwriting and issuing policies plus agency office expenses (referred to as DAC). We limit our capitalization of acquisition expenses other than commissions to the lower of product specific pricing allowables or the actual deferrable acquisition costs. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired.

We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. We amortize DAC and VOBA on UL-type products relative to the future estimated gross profits (EGP) from those products. The EGP for UL-type products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) estimated mortality in excess of fund balances accumulated; (3) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (4) estimated cost of policy administration (maintenance). The EGP is also reduced by our estimate of future losses due to defaults in fixed interest investments. DAC and VOBA related to UL-type products are sensitive to a change in our assumptions regarding EGP components, and any change in such an assumption will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. At June 30, 2002, 71.0% of balance sheet DAC and VOBA related to Individual UL-type products compared to 71.6% at December 31, 2001.

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA in our 2001 Form 10-K. In the first half of 2002, no variances were significant enough to have caused us to change any of the three assumptions: estimated mortality, estimated interest spread and estimated future policy lapses. While we experienced adverse mortality in the first half of 2002, we continue to believe this was a periodic fluctuation. We have not adjusted our future estimated gross profits based on the first two quarters' experience. The actual interest spreads and policy lapses are in line with our assumptions.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in Available for Sale securities since this impacts EGP.

At June 30, 2002 and December 31, 2001, we had reinsurance receivables of $887 and $914 and policy loans of $137 and $153 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

CAPITAL RESOURCES

Stockholders' Equity

The following table shows our capital adequacy:

                                                                     June 30            December 31
                                                                       2002                2001
                                                                    --------------------------------
     Total assets less separate accounts                             $27,680             $26,848
     Total stockholders' equity                                        3,543               3,391
     Ratio of stockholders' equity to assets less
         separate accounts                                             12.8%               12.6%

 The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on Available for Sale securities, which are included as a component of stockholders' equity, increased $86 from December 31, 2001. In 2002 through June 30, we purchased 2,463,800 shares at an average cost of $46.93 per share. From July 1, 2002 through August 12, 2002, we have purchased 3,384,200 shares at an average price of $43.64 per share. On August 5, 2002, our board refreshed our share repurchase authorization to cover 5 million shares of common stock.

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

Short-Term Borrowings and Debt

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. In May 2002, we replaced an expiring $375 bank credit agreement with new unsecured revolving credit agreements currently aggregating $444, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper had various maturities, with $105 at June 30, 2002 and none at December 31, 2001 in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $179 and $297 at June 30, 2002 and December 31, 2001 were 1.85% and 3.72%. The maximum amount outstanding during the first six months 2002 was $330 versus $565 during the year ended December 31, 2001.

Our commercial paper has retained the highest ratings by both Standard & Poor's and Fitch as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates in commercial paper borrowings or lose access to the commercial paper markets.

Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgages under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds may be used to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At June 30, 2002 and December 31, 2001, repurchase agreements, including accrued interest, were $541 and $292, reflecting the lower interest rate on repurchase agreements compared to rates on commercial paper. The securities involved had a fair value and amortized cost of $571 and $533 at June 30, 2002 versus $306 and $289 at the end of 2001. The maximum principal amounts outstanding were $577 and $467 during the first six months of 2002 and 2001.

At June 30, 2002 and December 31, 2001, net advances from subsidiaries were $501 and $417, all of which are eliminated in consolidation.

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

Cash provided by operations in the first six months of 2002 and 2001 was $113 and $386. The primary decrease was approximately $150 of premiums received pending policy issuance in the last week of 2001 that was reported as cash received from operations in 2001, but is reported as an increase in policyholder deposits and a decrease in cash from operations in 2002.

Net cash used in investing activities was $659 and $507 for the first half of 2002 and 2001 reflecting investments made due to higher sales.

Net cash provided by financing activities was $442 and $148 for first six months 2002 and 2001 including cash inflows from policyholder contract deposits net of withdrawals of $668 and $309, reflecting both the increase in sales and the processing of the premiums received at the end of 2001.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, we received dividends from subsidiaries. Total cash dividends paid by subsidiaries during the first six months were $183 versus $155 in 2001. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state's Insurance Commissioner. The limits are based in part on the prior year's statutory income, and approvals are based in part on statutory RBC, both of which are negatively impacted by bond losses and writedowns. We have no reason to believe that such approval will be withheld, if required.

Cash and cash equivalents were $35 and $139 at June 30, 2002 and December 31, 2001, again reflecting an unusual amount of premiums received pending policy issuance in late December 2001. Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $502 and $542 at these dates. These securities are considered to be sources of liquidity to support our strategies.

Total debt and equity securities Available for Sale at June 30, 2002 and December 31, 2001 were $15,694 and $14,639.

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

We held the following carrying amounts of invested assets:

                                                                            June 30, 2002          December 31, 2001
                                                                         --------------------------------------------
    Publicly-issued bonds                                                $14,356        62.2%     $13,312        59.8%
    Privately-placed bonds                                                 3,963        17.1        4,125        18.5
                                                                         -------     -------      -------     -------
       Subtotal bonds                                                     18,319        79.3       17,437        78.3
    Redeemable preferred stock                                                25         0.1           30         0.1
                                                                         -------     -------      -------     -------
       Subtotal debt securities                                           18,344        79.4       17,467        78.4
    Mortgage loans on real property                                        3,177        13.7        3,094        13.9
    Common stock                                                             485         2.1          509         2.3
    Non-redeemable preferred stock                                             2         0.0            2         0.0
    Policy loans                                                             909         3.9          911         4.1
    Real estate                                                              132         0.6          132         0.6
    Other                                                                     25         0.1           20         0.1
    Cash and equivalents                                                      35         0.2          139         0.6
                                                                         -------     -------      -------     -------
        Total                                                            $23,109       100.0%     $22,274       100.0%
                                                                         =======     =======      =======     =======

During the second quarter, accounting restatements, regulatory investigations and corporate governance issues exerted increased stress on the general credit markets, particularly in industries such as communications, energy, and technology. These issues have increased concerns about the investment portfolios of financial institutions; therefore, we are providing additional disclosures relating to our bond portfolio.

Following is a table summarized by category that details the unrealized gains and losses in our AFS and HTM portfolios as of June 30, 2002:

                                                                           Gross       Gross
                                                            Amortized   Unrealized   Unrealized      Fair
                                                              Cost         Gains      (Losses)       Value
                                                            ---------   ----------   ----------     -------
Available for sale, carried at fair value:

US Treasury obligations and direct obligations
     of US Government agencies                              $    127      $    12      $    --      $   139
Federal agency mortgage backed securities
     (including collateralized mortgage
     obligations)                                              3,255          206           --        3,461
Obligations of states and political subdivisions                 137            5           (1)         141
Corporate obligations                                          9,055          390         (238)       9,207
Corporate private-labeled mortgage backed
     securities (including collateralized
     mortgage obligations)                                     2,116          130          (12)       2,234
Redeemable preferred stock                                        25            1           (1)          25
                                                            --------      -------      -------      -------
         Subtotal, debt securities                            14,715          744         (252)      15,207
Non-redeemable preferred stock                                     2           --           --            2
Common Stock                                                      42          444           (1)         485
                                                            --------      -------      -------      -------
Securities available for sale                               $ 14,759      $ 1,188      $  (253)     $15,694
                                                            ========      =======      =======      =======

Held to maturity, carried at amortized cost:
Obligations of state and political subdivisions             $     13      $    --      $    --      $    13
Corporate obligations                                          3,124          133          (39)       3,218
                                                            --------      -------      -------      -------
Debt securities held to maturity                            $  3,137      $   133      $   (39)     $ 3,231
                                                            --------      -------      -------      -------

Total AFS and HTM                                           $ 17,896      $ 1,321      $  (292)     $18,925
                                                            ========      =======      =======      =======

The unrealized gains and losses shown above do not necessarily represent future gains or losses that will be realized. Fluctuations in fair values result from changes in market interest rates and credit related issues. Gross unrealized gains and losses at December 31, 2001 were $1,114 and $(369).

We review our bond portfolio for diversification in several ways, one of which includes composition by industry sector as shown below:

                                                                  Carrying Value     As a % of Total Bonds
                                                                  ---------------    ---------------------
    Industrials
         Basic Materials                                               $ 1,030               5.6%
         Capital Goods                                                     701               3.8%
         Communications                                                    597               3.3%
         Consumer Cyclical                                               1,920              10.5%
         Consumer Non-Cyclical                                             921               5.0%
         Energy                                                            796               4.3%
         Technology                                                        105               0.6%
         Transportation                                                    817               4.5%
         Other Industrials                                                 336               1.8%

    Utilities                                                            2,334              12.7%

    Financials
         Banks                                                           1,572               8.6%
         Insurance                                                         327               1.8%
         Other Financials                                                1,168               6.4%

    Mortgage Backed Securities (including Commercial
       Mortgage Backed Securities)                                       5,695              31.1%
                                                                       -------             -----

    Total                                                              $18,319             100.0%
                                                                       =======             =====

The following table identifies unrealized gains and losses as of June 30, 2002 by the same industry sectors as the previous table:

                                                               Gross           Gross
                                              Amortized      Unrealized     Unrealized         Fair
                                                 Cost          Gains         (Losses)         Value
                                             --------------------------------------------------------
Industrials
     Basic Materials                           $ 1,024        $  37          $ (21)          $ 1,040
     Capital Goods                                 688           28            (10)              706
     Communications                                614           17            (34)              597
     Consumer Cyclical                           1,893           82            (39)            1,936
     Consumer Non-Cyclical                         888           50             (4)              934
     Energy                                        787           28            (14)              801
     Technology                                    108            3             (9)              102
     Transportation                                825           35            (39)              821
     Other Industrials                             318           21             (1)              338

Utilities                                        2,322           82            (57)            2,347

Financials
     Banks                                       1,509           96            (12)            1,593
     Insurance                                     316           16             (1)              331
     Other Financials                            1,165           45            (36)            1,174

Mortgage Backed Securities (including
   Commercial Mortgage Backed Securities)        5,370          336            (13)            5,693
                                             --------------------------------------------------------
       Total                                   $17,827         $876          $(290)          $18,413
                                             ========================================================

Diversification is also managed by limiting our bond exposure to any one company. The following table shows the carrying value and sector of the ten largest individual company exposures (total entity, including subsidiaries) as of June 30, 2002:

               Exposure                                 Sector                       Carrying
                                                                                      Value
     -----------------------------------------------------------------------------------------
     Verizon Communications                    Communications                          $109
     Bank of America Corporation               Banks                                    100
     Wachovia Corp                             Banks                                     97
     General Electric Co                       Capital Goods                             89
     Sprint Corp                               Communications                            85
     U S Bancorp                               Banks                                     84
     Citigroup Inc                             Banks                                     82
     Cargill Inc                               Consumer Non-Cyclical                     82
     Duke Energy Corp                          Utilities                                 79
     El Paso Corp                              Utilities                                 77

Our internal guidelines require an average quality bond portfolio of "A" or higher diversified by issuer and asset type. Currently, the average quality is "A+".

At June 30, 2002, total bonds that were rated below investment grade (BIG) totaled $1,009 or 5.5% of the carrying values of the bond portfolios. Industry sectors containing the majority (77%) of our BIG bonds include Consumer Cyclicals, Basic Materials, Banks, Transportation, Utilities, Consumer Non-Cyclicals and Communications. The ten largest individual BIG bond exposures at June 30, 2002, were as follows:

                    Bond                             Sector                     Carrying
                                                                                  Value
     -----------------------------------------------------------------------------------------
     Rite Aid Corp                          Consumer Cyclical                      $38
     Qwest Communications Intl              Communications                          31
     Delta Airlines                         Transportation                          29
     Amerigas Propane LP                    Utilities                               28
     Crompton Corp                          Basic Materials                         24
     United Air Lines                       Transportation                          21
     US Airways Inc                         Transportation                          21
     Dole Foods Company                     Consumer Non-Cyclical                   20
     JDN Realty Corporation                 Other Financials                        20
     Ferrellgas LP                          Utilities                               20

We own additional bonds in certain of the above issuers, which are investment grade, not included in the above carrying values.

Subsequent to the balance sheet date, one large exposure, Williams Companies, was downgraded to below investment grade. At June 30, 2002, we hold $56 in total carrying value ($62 amortized cost) related to Williams Companies, of which $38 ($40 amortized cost) is positions in pipeline operating subsidiaries. In addition, we own $26 of carrying value ($25 amortized cost) of power generation project finance bonds that were downgraded to below investment grade due to their sales contracts with Williams Companies.

On August 11th, US Airways Group Inc. filed for Chapter 11 bankruptcy protection. Our total exposure, as of June 30, 2002, to US Airways is $33 in carrying value ($45 amortized cost); comprised of both BIG bonds ($21 carrying value; $31 amortized cost), as shown in the table above, and investment grade bonds ($12 carrying value; $14 amortized cost). All US Airways bonds held are secured by equipment.

At December 31, 2001, BIG bonds were $1,065 or 6.1% of the carrying value of the bond portfolio. Our BIG bonds at June 30, 2002 and December 31, 2001 were larger than historical exposures. We are currently managing the percentage of BIG bonds with the intention to reduce our exposure as a percentage of the total portfolio over time.

A continued weak economy or a more pronounced downturn, or events which affect one or more companies, industry sectors or countries, could lead to further credit related losses.

Mortgage backed securities (including Commercial Mortgage Backed Securities) at June 30, 2002 and December 31, 2001, which are included in debt securities Available for Sale, were as follows:

                                                                     June 30       December 31
                                                                      2002             2001
                                                                     --------      ------------
     Federal agency issued mortgage backed securities                 $3,461         $3,254
     Corporate private-labeled mortgage backed
       securities                                                      2,234          2,330
                                                                      ------         ------
             Total                                                    $5,695         $5,584
                                                                      ======         ======

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

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At June 30, 2002 and December 31, 2001, our allowances for mortgage loan credit losses were $30.6 and $28.6.

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through June 30, 2002, has been limited to managing well-defined interest rate risks. Interest rate swaps with a current notional value of $129 and $132 were open as of June 30, 2002 and December 31, 2001. Subsequent to June 30, 2002, we have purchased derivative instruments, known as "Swaptions", designed to limit our interest rate risks on certain annuity contracts. Effective August 1, 2002, we now purchase S&P 500 Index (R) options to manage the market risk associated with the sale of equity indexed annuities previously managed through reinsurance.

MARKET RISK EXPOSURES

We believe that the amounts shown in Form 10-K with respect to our exposure to market risks, and relating to the incremental income (loss) deriving primarily from differences in the yield curve, continue to be representative. The 10-year U.S. Treasury rates rose in the first quarter of 2002 and have since declined below the December 31, 2001 rate in the second quarter. Our equity securities, primarily Bank of America Corporation (BankAmerica), are subject to price risk. Our Form 10-K illustrates the impact of a 20% decline on our December 31, 2001 equity holdings. The fair value of our BankAmerica common stock at June 30, 2002 was $444.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, the risk that we might fail to successfully complete our strategy for substantially increasing life insurance sales; general economic conditions (including the uncertainty as to the depth and duration of the current economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities, and interest rate changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; the outcome of litigation; changes in federal and state taxes (including estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact.

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

                           PART II. OTHER INFORMATION
                           JEFFERSON-PILOT CORPORATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K, and there are no new material proceedings to report here.

Item 5. Other Information

Section 202 of the Sarbanes-Oxley Act of 2002 includes a requirement that we disclose any preapproval during the reporting period by our Audit Committee of any non-audit services to be performed by Ernst & Young LLP (E&Y), our external auditor. Non-audit services are defined generally in the law as services other than those provided in connection with an audit or a review of our financial statements. It is not clear whether this section has yet become effective, but we are providing the following information: During the second quarter 2002, our Audit Committee Chairman, pursuant to authority delegated by the Committee, preapproved the engagement of E&Y to assist us in due diligence for a possible acquisition.

E&Y also is performing limited other ongoing non-audit services.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (4)(ii) Credit Agreement, and 364 Day Credit Agreement, each dated as of May 7, 2002 among the Registrant and the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, are not being filed because the total amount of borrowings available in the aggregate under the two agreements does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of each of these agreements to the Commission upon request.

(b)      Reports on Form 8-K

         There were none filed during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         JEFFERSON-PILOT CORPORATION

         By (Signature) /s/Theresa M. Stone
         (Name and Title) Theresa M. Stone, Executive Vice President,
                                        Chief Financial Officer and Treasurer
         Date August 13, 2002

         By (Signature) /s/Reggie D. Adamson
         (Name and Title) Reggie D. Adamson, Senior Vice President - Finance
                                         (Principal Accounting Officer)
         Date August 13, 2002