Form 10-Q
period 2002-09-30
JEFFERSON PILOT CORP
filed 2002-11-14
CIK 53347

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002               Commission file number 1-5955

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock
  outstanding at September 30, 2002                                  143,489,926

                           JEFFERSON-PILOT CORPORATION

                                      INDEX

                                                                                 - Page No. -
Part I.   Financial Information

Item 1.   Consolidated Unaudited Condensed Balance Sheets
          - September 30, 2002 and December 31, 2001                                  3

          Consolidated Unaudited Condensed Statements of Income
          - Three Months and Nine Months ended September 30, 2002 and 2001            4

          Consolidated Unaudited Condensed Statements of Cash Flows
          - Nine Months ended September 30, 2002 and 2001                             5

          Notes to Consolidated Unaudited Condensed Financial
          Statements                                                                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                              12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                 40

Item 4.   Controls and Procedures                                                    40

Part II.  Other Information                                                          42

Signatures                                                                           43

Certifications                                                                       44

ITEM 1.  FINANCIAL STATEMENTS

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                           SEPTEMBER 30        DECEMBER 31
                                                                               2002               2001
                                                                           ------------        -----------
                                                                                 (DOLLAR AMOUNTS IN
                                                                                   MILLIONS EXCEPT
                                                                                  SHARE INFORMATION)
                                          ASSETS
Investments:
   Debt securities available for sale, at fair value
      (amortized cost $15,213 and $13,904)                                    $16,053            $14,128
   Debt securities held to maturity, at amortized cost
      (fair value $3,263 and $3,378)                                            3,074              3,339
   Equity securities available for sale, at fair value
      (cost $47 and $29)                                                          382                511
   Mortgage loans on real estate                                                3,219              3,094
   Policy loans                                                                   910                911
   Real estate                                                                    131                132
   Other investments                                                               29                 20
                                                                              -------            -------
             Total investments                                                 23,798             22,135

   Cash and cash equivalents                                                       50                139
   Accrued investment income                                                      299                281
   Due from reinsurers                                                          1,371              1,433
   Deferred policy acquisition costs and value
      of business acquired                                                      2,000              2,070
   Goodwill                                                                       312                312
   Assets held in separate accounts                                             1,698              2,148
   Other assets                                                                   461                478
                                                                              -------            -------
        Total assets                                                          $29,989            $28,996
                                                                              =======            =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
   Future policy benefits                                                     $ 2,581            $ 2,565
   Policyholder contract deposits                                              19,241             18,017
   Dividend accumulations and other policyholder funds on deposit                 248                250
   Policy and contract claims                                                     151                181
   Other                                                                          545                486
                                                                              -------            -------
      Total policy liabilities                                                 22,766             21,499

Debt:
   Commercial paper and revolving credit borrowings                               187                297
   Exchangeable Securities                                                         --                150
Securities sold under repurchase agreements                                       587                292
Currently payable income taxes                                                     39                 24
Deferred income tax liabilities                                                   388                291
Liabilities related to separate accounts                                        1,698              2,148
Accounts payable, accruals and other liabilities                                  509                604
                                                                              -------            -------
     Total liabilities                                                         26,174             25,305
                                                                              -------            -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in
   subordinated debentures ("Capital Securities")                                 300                300
Stockholders' Equity:
   Common stock and paid in capital, par value $1.25 per
       share: authorized 350,000,000 shares; issued and
       outstanding 2002-143,489,926 shares; 2001-150,006,582 shares               179                188
   Retained earnings                                                            2,752              2,789
   Accumulated other comprehensive income                                         584                414
                                                                              -------            -------
                                                                                3,515              3,391
                                                                              -------            -------
        Total liabilities and stockholders' equity                            $29,989            $28,996
                                                                              =======            =======

      See Notes to Consolidated Unaudited Condensed Financial Statements.

                           JEFFERSON-PILOT CORPORATION
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
           (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE INFORMATION)


                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30              SEPTEMBER 30
                                                                          -------------------      ---------------------
                                                                           2002         2001         2002          2001
                                                                          -------------------      ---------------------
Revenue:
Premiums and other considerations                                         $ 400        $ 359       $ 1,163       $ 1,057
Net investment income                                                       403          391         1,210         1,133
Realized investment gains                                                     4           24            42           111
Communications sales                                                         50           45           148           143
Other                                                                        24           26            81            84
                                                                          -----        -----       -------       -------
   Total revenue                                                            881          845         2,644         2,528
                                                                          -----        -----       -------       -------
Benefits and Expenses:
Insurance and annuity benefits                                              513          465         1,494         1,325
Insurance commissions, net of deferrals                                      28           29            91            95
General and administrative expenses, net of deferrals                        52           60           161           187
Amortization of policy acquisition costs and value of business acquired      72           54           204           180
Communications operations                                                    29           28            91            90
                                                                          -----        -----       -------       -------
   Total benefits and expenses                                              694          636         2,041         1,877
                                                                          -----        -----       -------       -------

Income before income taxes                                                  187          209           603           651
Income taxes                                                                 62           70           201           218
                                                                          -----        -----       -------       -------
Net income before dividends on Capital Securities and cumulative
   effect of change in accounting principle                                 125          139           402           433
Dividends on Capital Securities                                              (6)          (6)          (18)          (18)
Cumulative effect of change in accounting for derivative instruments,
   net of income taxes                                                       --           --            --             1
                                                                          -----        -----       -------       -------
Net income available to common stockholders                               $ 119        $ 133       $   384       $   416
                                                                          =====        =====       =======       =======

Net income available to common stockholders, before dividends
   on Capital Securities                                                  $ 125        $ 139       $   402       $   434
Other comprehensive income                                                   84          132           170           156
                                                                          -----        -----       -------       -------
Comprehensive income                                                      $ 209        $ 271       $   572       $   590
                                                                          =====        =====       =======       =======

Average number of shares outstanding                                      144.6        152.0         148.0         152.5
                                                                          =====        =====       =======       =======

Net Income Per Share of Common Stock:

Net income available to common stockholders before
   cumulative effect of change in accounting principle, net
   of income taxes                                                        $0.82        $0.88       $  2.59       $  2.72
Cumulative effect of change in accounting for derivative
   instruments, net of income taxes                                          --           --            --          0.01
                                                                          -----        -----       -------       -------
Net income available to common stockholders                               $0.82        $0.88       $  2.59       $  2.73
                                                                          =====        =====       =======       =======

Net income available to common stockholders -
   assuming dilution                                                      $0.81        $0.87       $  2.57       $  2.70
                                                                          =====        =====       =======       =======

Dividends declared per common share                                       $0.303       $0.275      $ 0.908       $ 0.825
                                                                          ======       ======      =======       =======

      See Notes to Consolidated Unaudited Condensed Financial Statements.

                           JEFFERSON-PILOT CORPORATION
                        CONSOLIDATED UNAUDITED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                              2002       2001
                                                            -------    -------
Net cash provided by operations                             $   325    $   590
                                                            -------    -------
Cash Flows from Investing Activities:
     Investments purchased, net                              (1,114)    (1,195)
     Other investing activities                                 (18)       (25)
                                                            -------    -------
        Net cash used in investing activities                (1,132)    (1,220)
                                                            -------    -------

Cash Flows from Financing Activities:
     Policyholder contract deposits, net                      2,190      2,126
     Policyholder contract withdrawals, net                  (1,062)    (1,256)
     Net short-term borrowings                                   36        148
     Repurchase of common shares, net                          (301)      (166)
     Cash dividends paid                                       (149)      (140)
     Other financing activities                                   4          1
                                                            -------    -------
        Net cash provided by financing activities               718        713
                                                            -------    -------

Increase (decrease) increase in cash and cash equivalents       (89)        83
Cash and cash equivalents at beginning of period                139         26
                                                            -------    -------
Cash and cash equivalents at end of period                  $    50    $   109
                                                            =======    =======

Supplemental Cash Flow Information:
     Income taxes paid                                      $   174    $   148
                                                            =======    =======
     Interest paid                                          $    17    $    39
                                                            =======    =======

      See Notes to Consolidated Unaudited Condensed Financial Statements.

                           JEFFERSON-PILOT CORPORATION

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2001.

The following table summarizes certain financial information regarding the Company's reportable segments:

                                        September 30     December 31
                                            2002            2001
                                        ------------     -----------
      ASSETS
        Individual Products             $     16,392    $     16,155
        AIP                                    9,250           8,765
        Benefit Partners                         878             791
        Communications                           199             203
        Corporate & other                      3,270           3,082
                                        ------------    ------------
             Total assets               $     29,989    $     28,996
                                        ============    ============

                                                   Three Months Ended              Nine Months Ended
                                                      September 30                   September 30
                                                   2002          2001             2002          2001
                                                 --------      ---------       ----------     ----------
REVENUES
  Individual Products                            $    459       $    429         $   1,357    $   1,280
  AIP                                                 170            159               511          476
  Benefit Partners                                    180            157               520          444
  Communications                                       49             45               146          143
  Corporate & Other                                    19             31                68           74
                                                 --------       --------         ---------     --------
                                                      877            821             2,602        2,417
  Realized investment gains, before tax                 4             24                42          111
                                                 --------       --------         ---------     --------
       Total revenues before cumulative
        effect of change in accounting
        principle                                $    881       $    845         $   2,644    $   2,528
                                                 ========       ========         =========    =========

REPORTABLE SEGMENTS RESULTS AND
  RECONCILIATION TO NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS
  Individual Products                            $     73       $     70         $     218    $     216
  AIP                                                  19             17                60           55
  Benefit Partners                                     10             12                35           33
  Communications                                       10              8                27           24
  Corporate & Other                                     5             10                17           15

                                                 --------       --------         ---------    ---------
       Total reportable segment results,
        before cumulative effect of change in
        accounting principle                          117            117               357          343
  Realized investment gains, net of tax                 2             16                27           72
                                                 --------       --------         ---------     --------
       Net income available to common
        stockholders, before cumulative
        effect of change in accounting
        principle                                     119            133               384          415
      Cumulative effect of change in
        accounting for derivative
        instruments, net of income taxes               --             --                --            1
                                                 --------       --------         ---------    ---------

          Net income available to common
            stockholders                         $    119       $    133         $     384    $     416
                                                 ========       ========         =========    =========

3. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                       September 30
                                                       2002              2001             2002              2001
                                                    -------------    -------------    -------------    -------------
Numerator:
   Net income before dividends on Capital
     Securities and cumulative effect of
     change in accounting principle                 $         125    $         139    $         402    $         433
   Dividends on Capital Securities and
     preferred stock                                           (6)              (6)             (18)             (18)
                                                    =============    =============    =============    =============
   Numerator for earnings per share and
     earnings per share - assuming dilution -
     Net income available to common stockholders,
     before cumulative effect of change in
     accounting principle                           $         119    $         133    $         384    $         415
                                                    =============    =============    =============    =============
Denominator:
   Denominator for earnings per share -
     weighted-average shares outstanding              144,641,968      151,958,906      148,017,421      152,535,148
   Effect of dilutive securities:
      Stock options                                     1,180,378        1,544,505        1,516,237        1,537,657
                                                    =============    =============    =============    =============
   Denominator for earnings per share
     assuming dilution - adjusted
     weighted-average shares outstanding              145,822,346      153,503,411      149,533,658      154,072,805
                                                    =============    =============    =============    =============

Earnings per share, before cumulative
   effect of change in accounting
   principle                                        $        0.82    $        0.88    $        2.59    $        2.72
                                                    =============    =============    =============    =============

Earnings per share - assuming dilution,
   before cumulative effect of change in
   accounting principle                             $        0.81    $        0.87    $        2.57    $        2.69
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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill, or certain other intangible assets (primarily Federal Communication Commission Licenses), but rather tests these intangible assets for impairment at least on an annual basis. For the quarter and nine months ending September 30, 2001, the Company recognized $3.2 and $9.5 of amortization expense related to these assets. The Company did not recognize any impairment losses upon adoption of SFAS 142. Further, the Company completed its annual test of impairment in the second quarter of 2002 and concluded that there had been no impairments. No events occurred in the third quarter that would have led to impairment of goodwill and other intangibles.

Following is a reconciliation of reported earnings compared to adjusted earnings as if SFAS 142 had been in effect for all periods presented. In connection with the implementation of SFAS 142, the Company did not change the life on any intangible that was subject to amortization:

                                                    Three Months Ended         Nine Months Ended
                                                       September 30              September 30
                                                   --------------------      --------------------
                                                     2002         2001         2002         2001
                                                   -------      -------      -------      -------
    Reported net income available to common
        stockholders                               $   119      $   133      $   384      $   416
    Add back: Goodwill amortization                     --            3           --            8
    Add back: FCC Licenses amortization                 --            1           --            2
                                                   -------      -------      -------      -------
    Adjusted net income available to common
        stockholders                               $   119      $   137      $   384      $   426
                                                   =======      =======      =======      =======

    Basic Earnings Per Share of Common Stock:
    Reported net income available to common
        stockholders                               $  0.82      $  0.88      $  2.59      $  2.73
    Add back: Goodwill amortization                     --         0.02           --         0.05
    Add back: FCC Licenses amortization                 --           --           --         0.01
                                                   -------      -------      -------      -------
    Adjusted net income available to common
        stockholders                               $  0.82      $  0.90      $  2.59      $  2.79
                                                   =======      =======      =======      =======

    Earnings Per Share of Common Stock -
         Assuming Dilution:
    Reported net income available to common
        stockholders                               $  0.81      $  0.87      $  2.57      $  2.70
    Add back: Goodwill amortization                     --         0.02           --         0.05
    Add back: FCC Licenses amortization                 --           --           --         0.01
                                                   -------      -------      -------      -------
    Adjusted net income available to common
        stockholders                               $  0.81      $  0.89      $  2.57      $  2.76
                                                   =======      =======      =======      =======

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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147), which is effective for acquisition dates on or after October 1, 2002. The Statement provides guidance on the accounting for the acquisition of a financial institution, which is currently not applicable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of September 30, 2002, changes in financial position and changes in results of operations for the three month and nine month periods ended September 30, 2002, as compared to the same period of 2001, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2001, and it should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except per share amounts.

COMPANY PROFILE

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

In the first nine months of 2002 our revenues, excluding realized gains and losses, were derived 52% from Individual Products, 20% from AIP, 20% from Benefit Partners, 6% from Communications and 2% from Corporate and Other.

Our Premier Partnering strategy described in the Form 10-K continues to be the primary focus of our internal initiatives to grow our life sales over a long period of time. The Premier Partnering strategy continues to be well received in the marketplace. Life sales, agent recruitment and agent retention in 2002 indicate market acceptance of our Premier Partners initiative.

UPDATE ON CRITICAL ACCOUNTING POLICIES

Our Form 10-K described our critical accounting policies that involve the more significant judgments and estimates. They relate to deferred acquisition costs
(DAC) and value of business acquired (VOBA), assumptions we use in the test for goodwill impairment as required by FAS 142, valuation methods for infrequently traded securities and private placements, assumptions and judgments utilized in determining if declines in fair values of investments are other than temporary, and accruals relating to legal and administrative proceedings.

We believe that these policies continued to be applied in a consistent manner during the third quarter. We completed our initial and annual test for impairment of goodwill in the second quarter of this year, and our work indicated that the fair value of the reporting units exceeded the carrying value, including goodwill, by a substantial margin. While we will continue to monitor goodwill for impairment, we do not anticipate this being an ongoing critical accounting policy. Legal proceedings are discussed in Note 4 to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

In the following discussion, "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized investment gains. Realized investment gains are gains and losses on sales and write downs of investments, net of related income taxes. We include realized investment gains and losses in the Corporate and

Other segment. We use reportable segment results in assessing the performance of our business segments internally and believe that reportable segment results are relevant and useful information. We may realize investment gains in our sole discretion from our Available for Sale equity and bond portfolios. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies. The following tables illustrate our results before and after including realized investment gains:

                                                      Three Months Ended       Nine Months Ended
                                                         September 30            September 30
                                                     -------------------     -------------------
                                                       2002        2001        2002        2001
                                                     -------     -------     -------     -------
    Consolidated Summary of Income
    Total reportable segment results                 $ 116.3     $ 117.8     $ 356.4     $ 344.5 (a)
    Realized investment gains (net of applicable
        income taxes)                                    2.5        15.9        27.2        71.9
                                                     -------     -------     -------     -------
    Net income available to common stockholders
                                                     $ 118.8     $ 133.7     $ 383.6     $ 416.4
                                                     =======     =======     =======     =======

    Consolidated Earnings Per Share
    Basic:
         Total reportable segment results            $  0.81     $  0.78     $  2.40     $  2.26 (b)
         Realized investment gains (net of
             applicable income taxes)                   0.01        0.10        0.19        0.47
                                                     -------     -------     -------     -------
         Net income available to common
              stockholders                           $  0.82     $  0.88     $  2.59     $  2.73
                                                     =======     =======     =======     =======
    Fully-diluted:
         Total reportable segment results            $  0.80     $  0.77     $  2.38     $  2.24
         Realized investment gains (net of
             applicable income taxes)                   0.01        0.10        0.19        0.46
                                                     -------     -------     -------     -------
         Net income available to common
              stockholders                           $  0.81     $  0.87     $  2.57     $  2.70
                                                     =======     =======     =======     =======

   (a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

   (b) Includes $0.01 per share of income in 2001 relating to cumulative effect of change in accounting for derivatives.

                                     Three Months Ended             Nine Months Ended
                                        September 30                  September 30
                                 --------------------------    --------------------------
                                    2002           2001           2002           2001
                                 -----------    -----------    -----------    -----------
   Average number of shares
      outstanding                144,641,968    151,958,906    148,017,421    152,535,148
                                 ===========    ===========    ===========    ===========
   Average number of shares
      outstanding - assuming
      dilution                   145,822,346    153,503,411    149,533,658    154,072,805
                                 ===========    ===========    ===========    ===========

Compared to the third quarter and first nine months of 2001, net income available to common stockholders declined 11.1% and 7.9%. Net realized investment gains declined 84.3% and 62.2% due primarily to other than temporary bond impairments. Total reportable segment results decreased 1.3% in the third quarter and increased 3.5% in the first nine months of 2002. The third quarter decline was due to several items, including increased benefit payments in our group life, group disability, and individual life lines, weak equity markets that affected our variable universal life products, low fixed income yields in our universal life and fixed annuity products, and lost income on defaulted securities and funds used for stock repurchases which slowed investment income growth, all of which are discussed in detail in the business segment results below. These unfavorable influences were partially offset by lower financing costs. The year to date increase in reportable segment results was due to increased profitability across all segments and the absence of goodwill amortization in the current year.

Earnings per share amounts for the reportable segments increased at greater percentages than the absolute earnings amounts due to share repurchases in 2001 and throughout 2002, net of stock plan issuances. The average number of diluted shares outstanding declined 5.0% and 2.9% from the third quarter and first nine months of 2001.

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

RESULTS BY REPORTABLE SEGMENT

                                        Three Months Ended     Nine Months Ended
                                           September 30          September 30
                                         -----------------     -----------------
                                          2002       2001       2002       2001
                                         ------     ------     ------     ------
    Individual Products                  $ 73.9     $ 69.9     $218.4     $215.9
    AIP                                    18.9       17.3       59.6       57.1  (a)
    Benefit Partners                        9.2       12.1       34.6       33.0
    Communications                          9.7        8.2       26.8       23.7
    Corporate and Other                     4.6       10.3       17.0       14.8
                                         ------     ------     ------     ------
    Total reportable segment results      116.3      117.8      356.4      344.5
    Net realized investment gains           2.5       15.9       27.2       71.9
                                         ------     ------     ------     ------
    Net income available to common
       stockholders                      $118.8     $133.7     $383.6     $416.4
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

SEGMENT ASSETS

                                    September 30
                                --------------------
                                  2002         2001
                                -------      -------
    Individual Products         $16,392      $15,665
    AIP                           9,250        8,470
    Benefit Partners                878          771
    Communications                  199          207
    Corporate and Other           3,270        3,591
                                -------      -------
          Total assets          $29,989      $28,704
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

UL-type product premiums may vary over the life of the policy at the discretion of the policyholder, so we do not recognize them as revenues when received, although UL-type premiums do increase assets and liabilities. We recognize revenues on these products from mortality, expense and surrender charges to policyholder fund balances (policy charges). Additionally, we earn interest spreads on all UL-type and traditional products. Policy benefits include interest credited to policyholder fund balances as well as claim related costs.

Reportable segment results also include earnings on required capital for both traditional and UL-type products.

Segment results were:

                                                     Three Months Ended    Nine Months Ended
                                                        September 30          September 30
                                                    -------------------   -------------------
                                                      2002       2001       2002       2001
                                                    --------   --------   --------   --------
   Traditional premiums and other
     considerations                                 $   44.9   $   47.5   $  137.7   $  147.0
   UL and investment product charges                   181.4      161.3      524.0      477.5
   Net investment income                               231.3      218.2      690.5      649.7
   Other income                                          1.6        1.8        5.2        5.7
                                                    --------   --------   --------   --------
   Total revenues                                      459.2      428.8    1,357.4    1,279.9
                                                    --------   --------   --------   --------
   Policy benefits                                     269.5      256.5      805.7      731.2
   Expenses                                             76.0       64.8      215.7      216.8
                                                    --------   --------   --------   --------
   Total benefits and expenses                         345.5      321.3    1,021.4      948.0
                                                    --------   --------   --------   --------
   Reportable segment results
     before income taxes                               113.7      107.5      336.0      331.9
   Provision for income taxes                           39.8       37.6      117.6      116.0
                                                    --------   --------   --------   --------
   Reportable segment results                       $   73.9   $   69.9   $  218.4   $  215.9
                                                    ========   ========   ========   ========

Individual Products reportable segment results increased 5.7% and 1.2% from the third quarter and first nine months of 2001.

The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

                                             Three Months Ended        Nine Months Ended
                                                September 30              September 30
                                           -----------------------   -----------------------
                                              2002         2001         2002         2001
                                           ----------   ----------   ----------   ----------
     Annualized life insurance
       premium sales:
     Sales excluding large case BOLI       $     59.1   $     47.9   $    191.7   $    127.2
     Large case BOLI                       $       --   $      2.5   $       --   $     11.1

     Average UL policyholder fund
        balances                           $  9,989.8   $  9,182.9   $  9,775.3   $  9,044.4

     Average VUL separate account assets      1,137.6      1,336.6      1,253.1      1,294.3
                                           ----------   ----------   ----------   ----------
                                           $ 11,127.4   $ 10,519.5   $ 11,028.4   $ 10,338.7
                                           ==========   ==========   ==========   ==========
     Average face amount of
     insurance in force:
           Total                           $161,863.0   $157,051.0   $160,669.0   $156,779.0
           UL-type policies                $120,168.0   $115,473.0   $119,154.0   $114,696.0

     Average assets                        $ 16,355.6   $ 15,599.9   $ 16,291.9   $ 15,396.0

Annualized life insurance premium sales grew 52.7% and 51.2% in our core agency channels over the third quarter and first nine months of 2001, reflecting increased sales as a result of our Premier Partnering initiative and the introduction of several new UL products in 2001. Total sales excluding large case BOLI increased 23.4% and 50.7% over the third quarter and first nine months of 2001.

Single premium products targeted to smaller banks and sold through our target marketing channel provided 12.4% and 25.8% of life sales in the third quarter and first nine months of 2002. For large case BOLI, our business strategy is to respond to individual sales opportunities when the market accommodates our required returns. Thus, BOLI sales will vary widely between periods.

Revenues include traditional insurance premiums, net of reinsurance, policy charges and net investment income. Individual traditional premiums decreased 5.3% and 8.2% from the third quarter and first nine months of 2001 due to the decline in our traditional business in force and due to the reinsurance effect on our term product. UL and investment product charges increased 12.5% and 9.7% over the third quarter and first nine months of 2001, growing faster than the average UL policyholder fund balances since certain recent products sold are designed with larger up-front expense charges. The increase in up-front product charges is offset by an increase in unearned revenue reserves accounted for as policy benefits in the current period, and these product charges are taken into income over time.

Net investment income increased 6.0% and 6.3% over the third quarter and first nine months of 2001, reflecting the growth in average policyholder funds partially offset by declines in investment yields. The average investment spread on UL-type products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, included in policy benefits) decreased 13 basis points to 1.85% and 11 basis points to 1.89% from the third quarter and first nine months of 2001. Interest spreads are affected by portfolio yields and crediting rates, and also may vary over time due to our competitive strategies and changes in product design. In response to a decline in portfolio yields, we reduced credited rates across the portfolio at the beginning of January 2002 and again at the beginning of September 2002. The current average portfolio crediting rate is 5.50%, while the average minimum guarantee rate on this portfolio is 4.22%.

Total policy benefits increased 5.1% and 10.2% over the third quarter and first nine months of 2001 due primarily to increases in mortality, interest credited and the increase in unearned revenue reserves due to the higher up-front product charges on the new UL products. The third quarter of 2001 included excess mortality related to the September 11 event of $7.8. Policy benefits on traditional business include death benefits, dividends, surrenders and change in reserves, with the most significant being death benefits. Total policy benefits on traditional contracts represented 100.0% and 118.6% of premiums for the quarter and first nine months of 2002 versus 108.1% and 109.8% for the third quarter and first nine months of 2001 with mortality being the most significant contributor to the change in percentages from year to year. Policy benefits on UL-type products include interest credited to policyholder accounts on UL-type products as well as death benefits in excess of fund balances. Total policy benefits on UL-type products (annualized) increased to 8.1% and 7.8% of average policyholder funds and separate accounts versus 7.8% and 7.4% in the third quarter and first nine months of 2001. The increases in interest credited of 7.5% and 7.0% for the third quarter and first nine months reflect growth in average UL fund balances of 8.8% and 8.1% for the third quarter and first nine months partially offset by lower crediting rates. Mortality costs per thousand dollars of net amount at risk for UL-type products increased to $3.27 for the first nine months of 2002 versus $2.93 for the first nine months of 2001. Mortality for the third quarter improved somewhat from the second and first quarter levels. Our mortality results for the year to date have been within our pricing guidelines, but at the higher end of the range compared to what we experienced over the last couple of years. Changes to our retention limits caused our year to date mortality costs to be $7.4 higher than the first nine months of 2001. While this change improved our overall operating results due to lower premiums paid to reinsurers that flow primarily through the product charge line on the income statement, it may increase the volatility of our mortality costs in a given period.

Total expenses (including the net deferral and amortization of DAC and VOBA) increased 17.3% over the third quarter and decreased 0.5% from the first nine months of 2001. The expense details are as follows:

                                               Three Months Ended       Nine Months Ended
                                                  September 30            September 30
                                               ------------------      ------------------
                                                2002        2001        2002        2001
                                               ------      ------      ------      ------
     Commissions                               $ 66.1      $ 52.0      $196.6      $154.2
     General and administrative -
        acquisition related                      20.9        19.1        62.8        59.8
     General and administrative -
        maintenance related                       9.7        10.9        30.6        37.4
     Taxes, licenses and fees                    13.7        13.2        42.3        35.8
                                               ------      ------      ------      ------
     Total commissions and expenses
        incurred                                110.4        95.2       332.3       287.2
     Less commissions and expenses
        capitalized                             (76.1)      (60.1)     (232.5)     (177.1)
     Amortization of DAC and VOBA                41.7        29.7       115.9       106.7
                                               ------      ------      ------      ------
     Total expense                             $ 76.0      $ 64.8      $215.7      $216.8
                                               ======      ======      ======      ======

The increase in third quarter expenses is primarily related to higher amortization of DAC and VOBA. This quarter's results included $4.6 higher amortization of DAC on variable life insurance products due to applying mean reversion techniques, as a result of declining equity markets. The application of this technique will result in a similar change for the fourth quarter, assuming continued weakness in the equity markets. DAC amortization for the third quarter of 2001 was reduced by $3.1 due to the effect of September 11 claims. The decrease in total expense for the first nine months of 2002 reflects
(1) continued expense management, especially in our maintenance expenses which are down 18.2 % for the first nine months of 2002, (2) increased acquisition cost capitalization consistent with the growth in sales, partially offset by increased DAC and VOBA amortization. The amounts we capitalize include first year commissions, as well as deferrable acquisition expenses. We limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. As our sales have increased, pricing allowables have covered a greater amount of capitalizable acquisition expenses other than commissions. Increased sales resulted in higher capitalization of $3.7 in the quarter alone and $14.5 for the nine months, when compared to the prior year periods.

Average Individual Products assets grew 4.8% and 5.8% over the third quarter and first nine months of 2001, primarily due to sales of UL-type products and growth in existing UL policyholder fund balances, partially offset by declines in the market values of separate account assets of variable products. Average VUL separate account assets decreased 14.9% and 3.2% from the third quarter and first nine months of 2001. Adjusting for the decrease in market value, net of dividends, year over year, separate account balances would have increased by approximately 7.0% and total fund balances would have grown by 7.9%.

Our financial and operating risks for this segment include, among others, interest rate risks, mortality risks, changes in the underlying assumptions of DAC and VOBA and the effects of unresolved litigation. We discussed these risks in more detail in the Individual Products, Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

ANNUITY AND INVESTMENT PRODUCTS

Annuity and Investment Products are marketed through most distribution channels discussed in the Individual Products segment as well as through financial institutions, investment professionals and annuity marketing organizations. Jefferson Pilot Securities Corporation, a registered broker/dealer, and related entities (collectively referred to as JPSC) market variable life insurance and variable annuities written by our insurance subsidiaries and other carriers, and also sell other securities and mutual funds.

Reportable segment results were:

                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                       ------------------      ------------------
                                        2002        2001        2002        2001
                                       ------      ------      ------      ------
     Policy charges, premiums and
         other considerations           $  2.9      $  2.5      $  9.5      $ 11.0
     Net investment income               145.0       133.8       426.5       391.6
     Concession and other income          22.6        22.4        75.2        76.0
                                        ------      ------      ------      ------
     Total revenues                      170.5       158.7       511.2       478.6
                                        ------      ------      ------      ------
     Policy benefits                     110.2        98.8       313.7       279.9
     Expenses                             31.2        33.1       105.8       110.5
                                        ------      ------      ------      ------
     Total benefits and expenses         141.4       131.9       419.5       390.4
                                        ------      ------      ------      ------
     Reportable segment results
          before income taxes             29.1        26.8        91.7        88.2
     Provision for income taxes           10.2         9.5        32.1        31.1
                                        ------      ------      ------      ------
     Reportable segment results         $ 18.9      $ 17.3      $ 59.6      $ 57.1  (a)
                                        ======      ======      ======      ======

     (a) Includes $1.5 in 2001 relating to the cumulative effect of change in accounting for derivatives.

AIP reportable segment results increased 9.2% and 4.4% over the third quarter and first nine months of 2001. The following table summarizes key information for AIP:

                                                     Three Months Ended         Nine Months Ended
                                                        September 30               September 30
                                                  -----------------------    ----------------------
                                                     2002          2001         2002         2001
                                                  ---------     ---------    ---------    ---------
     Fixed annuity premium sales                  $   365.3     $   524.1    $   807.0    $ 1,017.5
     Variable annuity premium sales                     1.5           4.4          8.5         21.4
                                                  ---------     ---------    ---------    ---------
                                                  $   366.8     $   528.5    $   815.5    $ 1,038.9
                                                  =========     =========    =========    =========

     Investment product sales                     $   754.3     $   689.0    $ 2,271.2    $ 2,153.6
                                                  =========     =========    =========    =========

     Average policyholder fund balances           $ 7,905.2     $ 6,925.8    $ 7,703.9    $ 6,707.7
     Average separate account policyholder
         fund balances                                385.9         512.3        444.5        549.8
                                                  ---------     ---------    ---------    ---------
                                                  $ 8,291.1     $ 7,438.1    $ 8,148.4    $ 7,257.5
                                                  =========     =========    =========    =========

     Effective investment spreads for fixed
         annuities                                     1.81%         1.92%        1.82%        1.98%
     Fixed annuity surrenders as a percentage
         of beginning fund balances                     8.5%         11.6%         9.3%        13.5%

     Average assets                               $ 9,135.7     $ 8,209.4    $ 8,977.8    $ 7,978.5

We derive annuity revenues from investment income on segment assets, policy charges, and concession income earned on investment product sales by JPSC. AIP revenues increased 7.4% and 6.8% over the third quarter and first nine months of 2001, due to growth in policyholder fund balances, offset by lower surrender charge income (included in policy charges). Net investment income grew 8.4% for the quarter and 8.9% for the first nine months, which was lower than the growth in average policyholder fund balances, primarily due to a decline in new investment rates. Investment income for the first nine months of 2001 included $2.3 due to the cumulative effect of the change in accounting for derivatives. Fixed annuity premium sales decreased 30.3% and 20.7% from the third quarter and first nine months of 2001, reflecting a competitive fixed annuity market and our unwillingness to match our competitors' crediting rates. JPSC's concession and other income were essentially flat for the third quarter and first nine months, in spite of a significant increase in sales, primarily because of sales of lower commission securities products as opposed to variable universal life insurance products.

Fixed annuity surrenders, as a percentage of beginning fund balances declined as noted above. The lower lapse rates reflect the effects of increased surrender charge protection on our in-force block of business as well as the lower interest rate environment. The surrender rate in the AIP segment is influenced by many factors such as: (1) the portion of the business that has low or no remaining surrender charges; (2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates and (3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with 5% or more surrender charges increased to 52% at September 30, 2002 from 45% at September 30, 2001.

Total AIP benefits and expenses increased 7.2% and 7.5% over the third quarter and first nine months of 2001. Policy benefits, which are mainly comprised of interest credited to policyholder accounts, increased at a rate greater than the increase in revenues.

Effective investment spreads on fixed annuities declined in the third quarter and first nine months of 2002, due in part to sales of lower commission products. Of the 11 basis point reduction in effective investment spreads from the third quarter of 2001, almost all represented economic spread compression that impacts earnings. This amount has increased over the past quarters as effective yields earned on the investment portfolio have dropped faster than we lowered our crediting rates. In response to this decline in portfolio yields, we have been lowering crediting rates throughout the year. The current average portfolio crediting rate is 5.39%, while the average minimum guarantee rate on this portfolio is 3.36%.

Total AIP expenses decreased 5.7% and 4.3% from the third quarter and first nine months of 2001, due primarily to lower maintenance expenses along with lower commission expenses of JPSC. The expense details are as follows:

                                                    Three Months Ended       Nine Months Ended
                                                       September 30            September 30
                                                    -------------------      -----------------
                                                     2002         2001        2002       2001
                                                    ------       ------      ------     ------
     Commissions - insurance companies              $ 18.0       $ 24.0      $ 41.1     $ 48.7
     Commissions - broker/dealer                      18.5         19.0        63.0       64.3
     General and administrative - acquisition
        related                                        4.2          3.6        11.3        9.9
     General and administrative - maintenance
        related                                        3.8          5.0        11.0       15.1
     Taxes, licenses and fees                          0.8          0.7         2.3        2.4
                                                    ------       ------      ------     ------
     Total commissions and expenses incurred          45.3         52.3       128.7      140.4

     Less commissions and expenses capitalized       (22.7)       (28.2)      (52.5)     (59.2)
     Amortization of DAC and VOBA                      8.6          9.0        29.6       29.3
                                                    ------       ------      ------     ------
     Total expense                                  $ 31.2       $ 33.1      $105.8     $110.5
                                                    ======       ======      ======     ======

JPSC earnings results were $0.9 versus $0.3 and $2.9 versus $1.7 for the third quarter and first nine months of 2002 and 2001 due to lower general and administrative expenses.

Risks associated with the annuity business include, among others, compressed investment spreads when interest rates decline and increased lapses when interest rates rise. See our Form 10-K for more discussion on these risks.

BENEFIT PARTNERS

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

                                                 Three Months Ended      Nine Months Ended
                                                    September 30            September 30
                                                 ------------------      ------------------
                                                  2002        2001        2002        2001
                                                 ------      ------      ------      ------
     Premiums and other considerations           $165.1      $142.7      $475.5      $402.9
     Investment income, net of expenses            14.9        14.1        44.5        40.8
                                                 ------      ------      ------      ------
     Total revenues                               180.0       156.8       520.0       443.7
                                                 ------      ------      ------      ------
     Policy benefits                              128.7       104.4       358.8       296.6
     Expenses                                      37.1        33.8       107.9        96.4
                                                 ------      ------      ------      ------
     Total benefits and expenses                  165.8       138.2       466.7       393.0
                                                 ------      ------      ------      ------
     Reportable segment results before
         income taxes                              14.2        18.6        53.3        50.7
     Provision for income taxes                     5.0         6.5        18.7        17.7
                                                 ------      ------      ------      ------
     Reportable segment results                  $  9.2      $ 12.1      $ 34.6      $ 33.0
                                                 ======      ======      ======      ======

Benefit Partners reportable segment results decreased 24.0% from the third quarter and increased 4.8% over the first nine months of 2001 as discussed in detail below.

The following table summarizes key information for Benefit Partners:

                                           Three Months Ended    Nine Months Ended
                                              September 30          September 30
                                           ------------------    ------------------
                                            2002        2001      2002        2001
                                           ------      ------    ------      ------
     Life, Disability, and Dental:
      Annualized sales                     $ 38.3      $ 40.0    $130.9      $119.3
      Loss ratio                             76.1%       71.3%     73.7%       72.1%

    Total expenses, % of premium
       income                                22.5%       23.7%     22.8%       24.0%

    Average assets                         $865.1      $757.3    $836.6      $742.7
    Premium income                         $164.8      $142.7    $474.2      $402.1


Benefit Partners revenues increased 14.8% and 17.2% over the third quarter and first nine months of 2001 and annualized new sales for the core life, disability and dental lines of business fell 4.3% and grew 9.7%. The third quarter decline in annualized sales reflects primarily a decline in dental and long term disability sales reflecting strong marketplace competition at prices that we deem unattractive. However, the growth in premium revenues is a result of both year-to-date sales growth and satisfactory persistency in our non-medical business.

Policy benefits increased 23.3% and 21.0% over the third quarter and first nine months of 2001. Our life, disability and dental incurred loss ratio increased to 76.1% versus 71.3% and to 73.7% versus 72.1% in the third quarter and first nine months of 2002 and 2001. We incurred adverse claims experience in July and August of this year in the long-term disability and life product lines, which returned to normalized levels in September. On a year to date basis, the loss ratio has risen 1.6%. We believe the weak economy is driving some of the long term disability adverse claims experience; however, we continue to take appropriate measures in pricing and risk selection practices. During the past two years, as sales growth has been strong, pricing and underwriting practices have periodically been made more stringent to enhance expected margins and position the business for eventual economic fluctuations. While we closely monitor the loss ratio, we feel our risk management procedures are sound and quarterly fluctuations are inherent in this segment.

Our group life reinsurance agreement covering extraordinary life claims arising from catastrophic events expired in April of this year. We did not purchase replacement catastrophic coverage at that time because a new reinsurance agreement would have required a higher premium and deductible as well as a terrorism exclusion. We began relying primarily on case-by-case management to mitigate our concentration exposures over time. We have now supplemented this strategy with the purchase, effective September 1, 2002, of a new group life facultative reinsurance program which covers extraordinary life and accidental death or dismemberment claims arising from war or terrorism events (excluding nuclear, chemical or biological events) for covered groups at specific sites. The coverage provides reimbursement in various layers for losses that exceed $50, up to a maximum reimbursement of $64. We continue to monitor reinsurance market developments to stay abreast of options that could enhance our management of this risk.

See our Form 10-K for additional discussion of risks, which include disability claims, accelerated medical cost inflation and concentration risks that may impact this segment.

Total expenses (including the net deferral and amortization of policy acquisition costs) increased 9.8% and 11.9% over the third quarter and first nine months of 2001, which represents a slower increase than the growth in premiums. As a percentage of premium income, total expenses were 22.5% versus 23.7% and 22.8% versus 24.0% for the third quarter and first nine months of 2002 and 2001, reflecting our continued strict expense management.

The expense details are as follows:

                                                   Three Months Ended       Nine Months Ended
                                                       September 30           September 30
                                                   ------------------      ------------------
                                                    2002        2001        2002        2001
                                                   ------      ------      ------      ------
    Commissions                                    $ 18.9      $ 16.6      $ 55.0      $ 46.8
    General and administrative                       17.1        17.0        50.7        49.0
    Taxes, licenses and fees                          4.4         4.2        13.4        11.4
                                                   ------      ------      ------      ------
    Total commissions and expenses incurred          40.4        37.8       119.1       107.2
    Less commissions and expenses capitalized       (24.2)      (21.7)      (69.3)      (61.1)
    Amortization of DAC                              20.9        17.7        58.1        50.3
                                                   ------      ------      ------      ------
    Total expense                                  $ 37.1      $ 33.8      $107.9      $ 96.4
                                                   ======      ======      ======      ======

COMMUNICATIONS

JPCC operates radio and television broadcast properties and produces syndicated sports and entertainment programming. Reportable segment results were:

                                                Three Months Ended     Nine Months Ended
                                                   September 30          September 30
                                                ------------------    ------------------
                                                 2002        2001      2002        2001
                                                ------      ------    ------      ------
     Communications revenues (net)              $ 49.9      $ 44.5    $148.5      $143.4
     Operating costs and expenses                 29.3        28.3      90.8        90.1
                                                ------      ------    ------      ------
     Broadcast cash flow                          20.6        16.2      57.7        53.3
     Depreciation and amortization                 1.9         2.6       5.7         8.1
     Corporate general and administrative
         expenses                                  2.2        (0.7)      5.4         2.6
     Net interest expense                          0.8         1.0       2.3         3.2
                                                ------      ------    ------      ------
     Operating revenue before income taxes        15.7        13.3      44.3        39.4
     Provision for income taxes                    6.0         5.1      17.5        15.7
                                                ------      ------    ------      ------
     Reportable segment results                 $  9.7      $  8.2    $ 26.8      $ 23.7
                                                ======      ======    ======      ======

Reportable segment results increased 18.3% and 13.1% over the third quarter and first nine months of 2001, primarily due to increased demand for advertising, effective ongoing operating expense management and the positive impact from eliminating amortization under SFAS 142. Also, third quarter 2001 results reflected the positive impact of a one-time insurance recovery.

Combined revenues for Radio and Television increased 14.1% and 6.9% over the third quarter and first nine months of 2001, reflecting solid increases in demand for local advertising and substantial political advertising in TV, which more than offset the weak demand for national advertising from Radio. Revenues from Sports operations decreased 23.6% from the first nine months of 2001, reflecting the impact of weak demand for collegiate basketball advertising due to the slowing economic conditions during the prime selling season last fall. See our Form 10-K for a description of our contractual commitments related to Sports operations.

Broadcast cash flow increased 27.2% and 8.3% from the third quarter and first nine months of 2001 due to improved profitability at our Radio and TV properties, though these increases were affected by weak first quarter results in our Sports basketball product.

Total expenses, excluding interest expense, increased $3.2 or 10.6% and $1.1 or 1.1% from the third quarter and first nine months of 2001. As a percent of communication revenues, these expenses were 66.9% versus 67.9% and 68.6% versus 70.3% in the third quarter and first nine months of 2002 and 2001. FCC license and goodwill amortization expense was $0.8 and $2.3 in the third quarter and first nine months of 2001.

CORPORATE AND OTHER

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including all our impaired securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net capital gains and losses, which include all impairments of securities, are reported in this segment.

The following table summarizes results for this segment:

                                                    Three Months Ended     Nine Months Ended
                                                        September 30          September 30
                                                    -------------------   --------------------
                                                      2002       2001       2002        2001
                                                    --------   --------   --------    --------
    Earnings on investments                         $   15.6   $   33.1   $   58.7    $   80.4
    Interest expense on debt and Exchangeable
       Securities                                        2.8        6.4        7.8        23.2
    Operating expenses                                   3.2        6.8       15.4        24.2
    Provision for income tax expense (benefit)          (1.1)       3.5        0.1        (0.2)
                                                    --------   --------   --------    --------
    Total expenses                                       4.9       16.7       23.3        47.2
                                                    --------   --------   --------    --------
    Reportable segment results before dividends
       on Capital Securities and mandatorily
       redeemable preferred stock                       10.7       16.4       35.4        33.2
    Dividends on Capital Securities and
       mandatorily redeemable preferred stock           (6.1)      (6.1)     (18.4)      (18.4)
                                                    --------   --------   --------    --------
    Reportable segment results                           4.6       10.3       17.0        14.8
    Realized investment gains, net                       2.5       15.9       27.2        71.9
                                                    --------   --------   --------    --------
    Reportable segment results, including
       realized gains                               $    7.1   $   26.2   $   44.2    $   86.7
                                                    ========   ========   ========    ========

Reportable segment results excluding realized gains decreased 55.3% from the third quarter and increased 14.9% over the first nine months of 2001. The third quarter of 2001 benefited from $2.9 after tax non-repeatable investment earnings items and $1.5 after tax one-time reallocation of investment expenses to Individual Products.

The earnings on investments for the segment include default charge income received from the operating segments for the Corporate and Other segment's assumption of all credit related losses on the invested assets of those segments. Those default charges are calculated as a percentage of the invested assets. The decrease in investment earnings is due to reduced invested assets, resulting from stock repurchases, bond losses and impaired assets. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds impaired or sold at a loss.

Interest expense on debt and Exchangeable Securities decreased $3.6 and $15.4 in the third quarter and first nine months primarily due to lower market interest rates, the replacement of the MEDS securities with short-term borrowings in January 2002 and overall lower amounts outstanding. Operating expenses vary with the level of corporate activities and strategies. Goodwill amortization of $2.3 and $7.0 for the third quarter and first nine months, excluding JPCC, was included in operating expenses for 2001. The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects. Income taxes decreased $4.6 from the third quarter and were essentially flat when compared to the first nine months of 2001, primarily the result of lower pre-tax segment income.

Realized investment gains and losses are as follows:

                               Three Months Ended      Nine Months Ended
                                  September 30           September 30
                               ------------------     ------------------
                                2002        2001       2002        2001
                               ------      ------     ------      ------
    Bonds gains                $  8.7      $  0.9     $ 20.9      $  9.6
    Bond losses                 (15.2)       (3.5)     (27.3)      (18.7)
    Bond write downs            (49.8)         --     (102.6)         --
    Stock gains                  63.3        23.5      157.3       117.5
    Other (losses)               (3.2)        3.3       (6.5)        2.2
                               ------      ------     ------      ------
    Gross realized gains          3.8        24.2       41.8       110.6
        Less:  taxes             (1.3)       (8.3)     (14.6)      (38.7)
                               ------      ------     ------      ------
    Net realized gains         $  2.5      $ 15.9     $ 27.2      $ 71.9
                               ======      ======     ======      ======

The following table summarizes assets assigned to this segment.

                                                             September 30
                                                            ---------------
                                                             2002     2001
                                                            ------   ------
     Parent company, passive investment companies and
         Corporate line assets of insurance subsidiaries    $  776   $1,234
     Unrealized gain on fixed interest investments             558      305
     Co-insurance receivables on acquired blocks             1,057    1,123
     Employee benefit plan assets                              319      352
     Goodwill arising from insurance acquisitions              270      272
     Other                                                     290      305
                                                            ------   ------
          Total                                             $3,270   $3,591
                                                            ======   ======

Total assets for the Corporate and Other segment decreased 9.0% from September 30, 2001 due primarily to sales and write downs of securities, stock repurchases and the reduction of co-insurance receivables as closed blocks slowly diminish. Unrealized gains and losses on all Available for Sale fixed income securities are assigned to this segment, and increased $253 from September 30, 2001.

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

Total assets increased $993 from year-end 2001 due to growth in income and net policyholder contract deposits, including interest credited, and unrealized gains on investments, all of which more than offset dividends and stock repurchases.

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

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to Individual UL-type products in our 2001 Form 10-K. At September 30, 2002, 83.5% of balance sheet DAC and VOBA related to Individual UL-type products compared to 74.9% at December 31, 2001. In the first nine months of 2002, no variances were significant enough to have caused us to change the other assumptions relating to estimated mortality or estimated future policy lapses. UL-type products include variable products that allow a contract holder to invest in equities through separate accounts. The declining equity markets have caused us to increase DAC amortization on the variable life products by $4.6. We anticipate this will recur in the fourth quarter, assuming continued weakness in the equity markets.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in Available for Sale securities since this impacts EGP.

At September 30, 2002 and December 31, 2001, we had reinsurance receivables of $900 and $914 and policy loans of $136 and $153 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

At December 31, 2001, the fair value of the assets related to the defined benefit pension plan was $361. Due to the decline in the equity markets in which most of these assets are invested coupled with a consistent level of benefit payments, the fair value of the assets at September 30, 2002 was $320. Net periodic benefit cost, which includes service cost, interest cost, return on plan assets and net amortization and deferrals of gains and losses, contributed $3.5 of income for the entire year of 2001. The decline in the return on plan assets impacted the reported net periodic benefit cost reported for the nine months ended September 30, 2002, which was a reduction in income of approximately $1.9.

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY

The following table shows our capital adequacy:

                                                      September 30    December 31
                                                          2002            2001
                                                      ------------    -----------
     Total assets less separate accounts                $28,291         $26,848
     Total stockholders' equity                           3,515           3,391
     Ratio of stockholders' equity to assets less
         separate accounts                                 12.4%           12.6%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on Available for Sale securities, which are included as a component of stockholders' equity, increased $169 from December 31, 2001, reflecting lower interest rates offset by increased credit spreads. For the nine months ended September 30, 2002, we repurchased 6,881,300 shares at an average cost of $44.61 per share. On August 5, 2002, our board refreshed our share repurchase authorization to cover 5 million shares of common stock, of which approximately 3.8 million shares remained at September 30, 2002.

We consider existing capital resources to be more than adequate to support the current level of our business activities.

The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. Our insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of our business strategies have enabled our major life insurance affiliates to retain the highest available ratings by A.M. Best and Standard & Poor's as detailed in our Form 10-K. In September 2002, Fitch Ratings downgraded our major life insurance affiliates' ratings to AA+, the agency's second highest rating, along with numerous other companies in the financial services industry. Although this has not had a perceptible effect on us, a very significant drop in these ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

SHORT-TERM BORROWINGS AND DEBT

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. In May 2002, we replaced an expiring $375 bank credit agreement with new unsecured revolving credit agreements, currently aggregating $525, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper had various maturities, with $48 at September 30, 2002 and none at December 31, 2001 in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $187 and $297 at September 30, 2002 and December 31, 2001 were 1.81% and 3.72%. The maximum amount outstanding during the first nine months of 2002 was $330 versus $565 during the year ended December 31, 2001.

Our commercial paper has retained the highest ratings by both Standard & Poor's and Fitch as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates in commercial paper borrowings or lose access to the commercial paper markets.

Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgage obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. Proceeds may be used to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At September 30, 2002 and December 31, 2001, repurchase agreements, including accrued interest, were $588 and $292, reflecting the lower interest rate on repurchase agreements compared to rates on commercial paper. The securities involved had a fair value and amortized cost of $621 and $574 at September 30, 2002 versus $306 and $289 at the end of 2001. The maximum principal amounts outstanding were $666 and $457 during the first nine months of 2002 and 2001.


LIQUIDITY

We meet liquidity requirements primarily by positive cash flows from the operations of subsidiaries. We have sufficient overall sources of liquidity to satisfy operating requirements. Primary sources of cash from our insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash for our insurance operations include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes. Primary sources of cash from the Communications operations are revenues from advertising, and primary uses include payments for commissions, compensation and related costs, sports rights, interest, income taxes and purchases of fixed assets.

Cash provided by operations in the first nine months of 2002 and 2001 was $325 and $590. The primary reason for the decrease was approximately $150 of premiums received pending policy issuance in the last week of 2001 that was reported as cash received from operations in 2001, but is reported as an increase in policyholder deposits and a decrease in cash from operations in 2002.

Net cash used in investing activities was $1,132 and $1,220 for the first nine months of 2002 and 2001 reflecting decreased investment purchases due to capital being utilized for the repurchase of common shares.

Net cash provided by financing activities was $718 and $713 for the first nine months of 2002 and 2001, including cash inflows from policyholder contract deposits net of withdrawals of $1,127 and $870, reflecting both the increase in sales and the processing of the premiums received at the end of 2001.

In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, we received dividends from subsidiaries. Total cash dividends paid by subsidiaries during the first nine months were $261 versus $259 in 2001. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state's Insurance Commissioner. The limits are based in part on the prior year's statutory income, and approvals are based in part on statutory RBC, both of which are negatively impacted by bond losses and write downs. We have no reason to believe that such approval will be withheld, if required.

Cash and cash equivalents were $50 and $139 at September 30, 2002 and December 31, 2001, again reflecting a higher amount of premiums received pending policy issuance in late December 2001. Fixed income and equity securities held by the parent company and non-regulated subsidiaries were $395 and $542 at these dates. These securities are considered to be sources of liquidity to support our strategies.

Total debt and equity securities Available for Sale at September 30, 2002 and December 31, 2001 were $16,435 and $14,639.

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions as of September 30, 2002 approximates $149. These commitments will be funded through cash flows from operations and investment maturities.

INVESTMENTS

PORTFOLIO DESCRIPTION

Our strategy for managing the investment portfolio of our insurance subsidiaries is to consistently meet pricing assumptions while managing appropriate credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio is comprised primarily of fixed income securities and commercial mortgage loans. The nature and quality of investments held by our insurance subsidiaries must comply with state regulatory requirements. We have established a formal investment policy, which describes our overall quality and diversification objectives.

The following table shows the carrying values of our invested assets. Approximately 80% of our portfolio has been designated as available for sale
(AFS) and is carried on the balance sheet at fair value with changes in fair values reflected in other comprehensive income. The remainder has been designated as held to maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there will be a difference between fair value and carrying value for HTM securities. As shown below, our investments in debt securities included both publicly-traded and privately-placed securities.

                                           September 30          December 31
                                               2002                  2001
                                        ------------------    ------------------
    Publicly-issued bonds               $  15,013     63.0%   $  13,312     59.8%
    Privately-placed bonds                  4,089     17.1        4,125     18.5
                                        ---------   ------    ---------   ------
       Subtotal bonds                      19,102     80.1       17,437     78.3
    Redeemable preferred stock                 25      0.1           30      0.1
                                        ---------   ------    ---------   ------
       Subtotal debt securities            19,127     80.2       17,467     78.4
    Mortgage loans on real property         3,219     13.5        3,094     13.9
    Common stock                              380      1.6          509      2.3
    Non-redeemable preferred stock              2      0.0            2      0.0
    Policy loans                              910      3.8          911      4.1
    Real estate                               131      0.6          132      0.6
    Other                                      29      0.1           20      0.1
    Cash and equivalents                       50      0.2          139      0.6
                                        ---------   ------    ---------   ------
        Total                           $  23,848    100.0%   $  22,274    100.0%
                                        =========   ======    =========   ======


CREDIT RISK MANAGEMENT AND IMPAIRMENT REVIEW

Limiting our bond exposure to any one creditor is one way in which we manage portfolio risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of September 30, 2002. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

                                                                      Carrying
            Creditor                          Sector                    Value
     ----------------------------        ---------------------        --------
     Bank of America Corporation         Banks                          $104
     Wachovia Corporation                Banks                           100
     General Electric Corporation        Capital Goods                    94
     Verizon Communications              Communications                   94
     Burlington Northern Santa Fe        Transportation                   89
     U. S. Bancorp                       Banks                            88
     Scana Corporation                   Utilities                        87
     Cargill, Inc.                       Consumer Non-Cyclical            85
     Citigroup, Inc.                     Banks                            85
     Wells Fargo & Company               Banks                            84

During the latter half of 2001, large bankruptcy filings, defaults by companies within certain industries negatively affected by the September 11 event and specific country-related issues brought significant stress to debt securities. During 2002, further deterioration of ratings and expected cash flows brought about by restatements, regulatory investigations and corporate governance issues continued to exert stress on the general credit markets. Specific sectors that were particularly affected included industries such as passenger airlines, communications, energy and technology. Credit spreads increased significantly, resulting in significantly lower market values on bonds in these sectors.

As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk. We regularly compare the market value to the amortized cost. In valuing our bond portfolio, we rely on external pricing sources for highly liquid publicly traded bonds and utilize an internal pricing matrix for privately placed bonds or those that are infrequently traded. This matrix relies on the discounting of expected future cash flows using a current market rate, credit quality, industry sector, and maturity. Under certain circumstances we make adjustments for the application of professional judgment based upon specific detailed information concerning the issuer.

Our bond portfolio is regularly monitored to ensure that investments with potential for other than temporary impairments are properly identified and valued. All bonds are evaluated against the following criteria:

      -     current fair value of the bond is significantly below amortized cost

      - length of time for which a deficiency existed between fair value and amortized cost

      - industry factors or conditions related to a geographic area that are negatively affecting the bond

      -     bond has been downgraded by a rating agency

      - interest or principal payments are past due or other violation of covenants

      -     overall financial condition of specific issuer has deteriorated

When a bond is identified as potentially impaired, it is added to our potentially distressed security list and we determine if the impairment is considered to be other than temporary. In making that determination, we evaluate whether the security has been affected by a preponderance of evidence based on the above factors. This results in a subjective determination as to whether it is more likely than not that some or all of the interest or principal payments due will not be collected in accordance with the security's contractual terms. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other than temporarily impaired. Factors that are considered in this review include the following criteria:

      - fundamental analysis of the liquidity and financial condition of the specific issuer

      - underlying valuation of assets specifically pledged to support the credit

      - time period in which the fair value has been significantly below amortized cost

      -     industry sector or geographic area applicable to the specific issuer

      - our ability and intent to retain the investment for a sufficient time to recover its value

Where this intensive review determines that the decline is other than temporary, the bond is written down to fair value through a charge to realized investment gains and losses. (See page 26 in the Corporate and Other segment results for the detail of realized investment gains and losses). Factors that lead to an other than temporary impairment of a particular security are considered when evaluating the entire portfolio in order to determine whether these conditions have not impacted other similar securities.

As the discussion above indicates, many judgments are involved in determining whether declines in fair value are other than temporary. Inherently, there are risks and uncertainties involved in making these assumptions. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional charges to realized investment losses in future periods for impairments that are deemed to be other than temporary. The amortized cost for both AFS and HTM securities that have experienced other than temporary impairments has been adjusted to reflect fair value at the time of impairment.

BELOW INVESTMENT GRADE SECURITIES

Our internal guidelines require an average quality of "A" or higher for the entire bond portfolio. At September 30, 2002 the average quality rating of our bond portfolio was "A+", reflecting our substantial holdings in AAA mortgage backed securities. We monitor the overall credit quality of our portfolio within internal investment guidelines. We monitor those securities below investment grade as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy. We specifically look at our exposure to individual creditors currently classified as below investment grade.

The ten largest below investment grade debt security exposures by individual issuer at September 30, 2002, were as follows:

                                                           Amortized     Carrying      Unrealized
           Creditor                        Sector            Cost         Value           Loss
     -------------------------       -----------------     ---------     --------     -----------
     Rite Aid Corporation            Consumer Cyclical        $48           $37           $12
     American Airlines               Transportation            43            34            10
     Williams Companies              Utilities                 35            29             6
     Qwest Communications            Communications            44            26            23
     Delta Airlines                  Transportation            30            23            13
     Ferrellgas L P                  Utilities                 20            20             -
     Allied Waste, NA                Utilities                 25            20             5
     National Golf Properties, Inc   Other Financials          20            20             1
     Crown Cork & Seal               Basic Materials           22            19             5
     OGE Energy                      Utilities                 22            19             3

We own additional bonds of several of the above issuers, which are investment grade and therefore are not included in the carrying values listed above. Several of these individual creditors above are also on the potentially distressed security list and are subject to additional analysis for other than temporary impairment.

At September 30, 2002, below investment grade bonds were $1,054 or 5.5% of the carrying value of the bond portfolio. At December 31, 2001, below investment grade bonds were $1,065 or 6.1% of the carrying value of the bond portfolio. The level of below investment grade bonds at September 30, 2002 and December 31, 2001 in our bond portfolio was higher than historical exposures. We are currently managing the percentage of below investment grade bonds with the goal of reducing our exposure as a percentage of the total portfolio over time.

UNREALIZED GAINS AND LOSSES

As noted above, we regularly compare the fair value of our bond portfolio to amortized cost. The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads, which have caused temporary price fluctuations. However, within the specific bonds with unrealized losses, we further stratify and analyze them as discussed above to determine if the unrealized loss is other than temporary.

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of September 30, 2002.

                                                         Gross        Gross
                                       Amortized      Unrealized    Unrealized    Fair       Carrying
                                          Cost           Gains        Losses      Value       Value
                                       ---------      ----------    ----------   -------     -------
AVAILABLE FOR SALE, CARRIED AT FAIR
VALUE:
US Treasury obligations and direct
     obligations of US Government
     agencies                            $    99       $   17       $  --        $   116     $   116
Federal agency mortgage backed
     securities (including
     collateralized mortgage
     obligations)                          3,364          229          --          3,593       3,593
Obligations of states and political
     subdivisions                            136           14          --            150         150
Corporate obligations                      9,572          765        (315)        10,022      10,022
Corporate private-labeled mortgage
     backed securities (including
     collateralized mortgage
     obligations)                          2,018          143         (14)         2,147       2,147
Redeemable preferred stock                    24            1          --             25          25
                                         -------       ------       -----        -------     -------
         Subtotal, debt securities        15,213        1,169        (329)        16,053      16,053
Non-redeemable preferred stock                 2           --          --              2           2
Common stock                                  45          339          (4)           380         380
                                         -------       ------       -----        -------     -------
Securities available for sale             15,260        1,508        (333)        16,435      16,435
                                         -------       ------       -----        -------     -------

HELD TO MATURITY, CARRIED AT
AMORTIZED COST:
Obligations of state and political
     subdivisions                             13            1          --             14          13
Corporate obligations                      3,061          246         (58)         3,249       3,061
                                         -------       ------       -----        -------     -------
Debt securities held to maturity           3,074          247         (58)         3,263       3,074
                                         -------       ------       -----        -------     -------

Total AFS and HTM securities             $18,334       $1,755       $(391)       $19,698     $19,509
                                         =======       ======       =====        =======     =======


The unrealized gains and losses shown above do not necessarily represent future gains or losses that will be realized. Changing conditions related to specific bonds or overall market interest rates or credit spreads may impact values ultimately realized. Gross unrealized gains and losses at December 31, 2001 were $1,114 and $(369).

To illustrate the diversification of unrealized gains and losses within our debt security portfolio, the following table identifies unrealized gains and losses by industry sector in our debt securities only as of September 30, 2002:

                                                         Gross        Gross
                                       Amortized      Unrealized    Unrealized    Fair       Carrying
                                          Cost           Gains        Losses      Value       Value
                                       ---------      ----------    ----------   -------     -------
Industrials
     Basic Materials                     $1,056        $  76        $    (28)    $ 1,104     $ 1,079
     Capital Goods                          701           57             (12)        746         736
     Communications                         576           29             (52)        553         556
     Consumer Cyclical                    1,943          149             (44)      2,048       2,003
     Consumer Non-Cyclical                  952          102              (3)      1,051       1,027
     Energy                                 989           77             (30)      1,036       1,026
     Technology                              90            4              (5)         89          88
     Transportation                         791           68             (67)        792         792
     Other Industrials                      289           39              (1)        327         323

Utilities                                 2,416          171             (90)      2,497       2,469

Financials
     Banks                                1,591          164             (13)      1,742       1,712
     Insurance                              339           26              (1)        364         359
     Other Financials                     1,172           82             (27)      1,227       1,217

Mortgage Backed Securities
   (including Commercial Mortgage
   Backed Securities)                     5,382          372             (14)      5,740       5,740
                                        -------       ------        --------     -------     -------
       Total                            $18,287       $1,416        $   (387)    $19,316     $19,127
                                        =======       ======        ========     =======     =======

Unrealized losses in our portfolio are monitored through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security with an unrealized loss has continuously been in a loss position.

The following table summarizes the maturity date distribution of the total debt securities in an unrealized loss position at September 30, 2002. The fair values of these securities could fluctuate over the respective maturity periods.

                                                                         Gross
                                              Amortized                Unrealized     Carrying
                                                 Cost     Fair Value     Losses         Value
                                              ---------   ----------     ------       --------
Due in one year or less                        $   64       $   56        $  8         $   58
Due after one year through five years             351          309          42            325
Due after five years through ten years            781          633         148            651
Due after ten years through twenty years          604          491         113            508
Due after twenty years                            347          286          61            289
Amounts not due at a single maturity date          86           71          15             71
                                               ------       ------        ----         ------
   Subtotal                                     2,233        1,846         387          1,902
Redeemable preferred stocks                         4            4          --              4
                                               ------       ------        ----         ------
     Total                                     $2,237       $1,850        $387         $1,906
                                               ======       ======        ====         ======

The following table shows the credit quality of all of our debt securities with unrealized losses at September 30, 2002.

                S&P                                % of        Gross        % of
  SVO       Equivalent      Amortized    Fair      Fair     Unrealized    Unrealized   Carrying
 Rating     Designation       Cost       Value     Value      Losses         Loss        Value
 ------     -----------     ---------    -----     -----    ----------    ----------   --------
   1      AAA/AA/A           $  344      $ 298     16.1%         46          11.9%     $  304
   2      BBB                   941        825     44.6%        116          30.0%        847
   3      BB                    411        331     17.9%         80          20.7%        337
   4      B                     329        244     13.2%         85          21.9%        260
   5      CCC and lower         188        136      7.3%         52          13.4%        142
   6      In or near
            default              24         16      0.9%          8           2.1%         16
                             ------     ------    -----       -----         -----      ------
          Total              $2,237     $1,850    100.0%      $ 387         100.0%     $1,906
                             ======     ======    =====       =====         =====      ======

The following table shows the material unrealized losses only, (i.e. not including bonds of the same creditor which have unrealized gains) of individual creditors of $10 or greater as of September 30, 2002.

                                                         Amortized     Carrying      Unrealized
           Creditor                      Sector            Cost         Value           Loss
     -------------------------     -----------------     ---------     --------     -----------
     Qwest Communications          Communications           $56           $37           $23
     United Airlines               Transportation            33            15            21
     El Paso Corp                  Utilities                 79            64            19
     Mirant Corp                   Utilities                 32            21            13
     Delta Airlines                Transportation            46            35            13
     Rite Aid Corp                 Consumer Cyclical         46            35            12
     Continental Airlines          Transportation            38            33            11
     Dynegy                        Utilities                 21            19            10
     American Airlines             Transportation            43            34            10

As mentioned in the credit risk management section above, one of the factors we monitor when determining if declines are other than temporary is the length of time that a security's fair value has been below amortized cost. As of September 30, 2002, the $387 above of unrealized losses relates to the entire bond portfolio. Of that amount, approximately 50% had been continuously in an unrealized loss position for more than twelve months.

In identifying "potentially distressed securities" we screen for all securities that have a fair value to amortized cost ratio of less than 80%, paying special attention to securities which have been potentially distressed for a period greater than six months. We assume that, absent reliable contradictory evidence, a security which is potentially distressed for a continuous period greater than twelve months has incurred an other than temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment professionals and consultants, improving financial performance or valuation of underlying assets specifically pledged to support the credit.

The following table shows the length of time that individual securities have met our definition for inclusion on the potentially distressed security list:

                                                           % of
                                                        Distressed
                                          Gross         Securities
                             Fair       Unrealized      Unrealized      Carrying
                             Value        Losses          Losses          Value
                             -----      ----------      ----------      --------
      More than 1 year       $  53         $  20            8.4%          $  55
      6 months - 1 year         10             8            3.4%             10
      Less than 6 months       404           210           88.2%            439
                             -----         -----          -----           -----
          Total              $ 467         $ 238          100.0%          $ 504
                             =====         =====          =====           =====

Information about unrealized gains and losses as of September 30, 2002, is subject to rapidly changing conditions. We expect that the total amount of securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets and declines in market interest rates has led to an increase in both unrealized gains and losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other than temporary, including our ability and intent to hold the security until the value recovers. Our current evaluation of other than temporary impairments reflects our positive intent to hold certain securities until maturity. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If the decision is made to dispose of a security with an unrealized loss, we will write down the security to its fair value if the security has not been sold by the end of the reporting period.

REALIZED LOSSES - WRITE DOWNS AND SALES

Realized losses are comprised of both write downs on other than temporary impairments and actual sales of securities.

For the quarter and nine months ended September 30, 2002, we had other than temporary impairments on bonds of $50 and $103. This contrasts to $0 in the quarter and nine months ended September 30, 2001. The individually material impairments for 2002 (defined as write downs in excess of $10), how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments held are as follows:

            - $19.6 write down on debt of WorldCom, Inc., which filed for bankruptcy in July. This issuer had specific problems with accounting restatements and potentially questionable business practices. The entire telecommunications sector has been under pressure due to overcapacity. We specifically look at other creditors in this sector including several on our potentially distressed security list and have determined that at this point, the unrealized losses on securities we hold of other material creditors are temporary.

            - $13.4 write down of securitized manufactured housing debt, which was secured by long term mortgages on mobile homes. We concluded that projected cash flows of the underlying collateral may be insufficient based on third-party valuations. This had no impact on other holdings in our portfolio.

            - $11.6 write down on debt of NRG Energy, Inc. that defaulted due to liquidity issues brought upon by rapid ratings downgrades. The bulk of our holdings in the utilities sector are regulated utility bonds. However, we do have exposure to unregulated companies whose bonds are typically lower rated and display greater risk profile than regulated industries.

The remainder of the write downs resulting from other than temporary impairments were from 35 individual securities ranging from $8.9 to less than ten thousand dollars which were spread across many different sectors and related to specific issuer circumstances. Transportation, energy and telecommunications were the sectors with the majority of write downs in 2002.

For the third quarter and first nine months of 2002, the Company incurred losses of $15 and $27 respectively on actual sales of securities. The only individually material realized loss that occurred in 2002 from an actual sale of securities was an $8.9 loss on Williams Cos., Inc., which suffered significant credit downgrades within a short period. The amortized cost at the date of sale was $22.8 and the proceeds were $13.8, which reflected the carrying value immediately preceding the sale. The other actual losses were individually less than $1.0. These disposals were in accordance with established portfolio management strategies and did not previously meet the criteria appropriate for other than temporary impairment.

MORTGAGE BACKED SECURITIES

Mortgage backed securities (including Commercial Mortgage Backed Securities) at September 30, 2002 and December 31, 2001, all of which are included in debt securities Available for Sale, were as follows:

                                                              September 30     December 31
                                                                  2002             2001
                                                              ------------     ------------
    Federal agency issued mortgage backed securities          $      3,593     $      3,254
    Corporate private-labeled mortgage backed securities             2,147            2,330
                                                              ------------     ------------
            Total                                             $      5,740     $      5,584
                                                              ============     ============

Our investment strategy with respect to mortgage backed securities (MBS) focuses on actively traded, less volatile issues that produce relatively stable cash flows. The majority of MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to mitigate cash flow volatility over a range of interest rate levels.

Because of the steep decline in interest rates in 2002, we have experienced a larger than expected amount of prepayments on the MBS portfolio. Historically, there is a two to three month delay in our receipt of principal repayments after the individual mortgage loan has been paid off. The third quarter of 2002 saw record amounts of refinancings due to historically low mortgage rates. Hence, we expect to receive additional prepayments in the fourth quarter of 2002. Our MBS portfolio is primarily a discount portfolio. Therefore, the effect of larger than expected prepayments was to accelerate the amortization of income in the third quarter; however, these repayments were reinvested at lower yields. In addition, we adjusted our long-term prepayment speeds for the calculation of effective yields on a retrospective basis as a result of these prepayments. In the third quarter of 2002, this adjustment increased investment income by $2.3 after-tax.

MORTGAGE LOANS

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At September 30, 2002 and December 31, 2001, our allowances for mortgage loan credit losses were $33 and $29.

DERIVATIVE INSTRUMENTS

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through September 30, 2002 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $314 and $132 were open as of September 30, 2002 and December 31, 2001. In the third quarter of 2002, we began using interest rate swaps to hedge future bond purchases that will back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the income that will eventually be earned on bonds that will back annuity contracts issued. These interest rates contracts are generally terminated within a month. Effective August 1, 2002, we now purchase S&P 500 Index (R) options in association with our current sales of equity indexed annuities. The reinsurance arrangement on previously issued equity indexed annuities remains in existence.

MARKET RISK EXPOSURES

We believe that the amounts shown in the Form 10-K with respect to our exposure to market risks, and relating to the incremental income (loss) deriving primarily from differences in the yield curve, continue to be representative. The 10-year U.S. Treasury rates rose in the first quarter of 2002 and have since declined below the December 31, 2001 rate in the third quarter. Our equity securities, primarily Bank of America Corporation (BankAmerica), are subject to price risk. Our Form 10-K illustrates the impact of a 20% decline on our December 31, 2001 equity holdings. The fair value of our BankAmerica common stock at September 30, 2002 was $341.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

EXTERNAL TRENDS

With respect to external trends, inflation and interest rate risks, environmental liabilities and the regulatory and legal environment, see management's comments in the Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information under the heading "Market Risk Exposures" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART II.  OTHER INFORMATION

                           JEFFERSON-PILOT CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the proceedings described in Item 3 of Form 10-K, and there are no new material proceedings to report here.

ITEM 5.  OTHER INFORMATION

Section 202 of the Sarbanes-Oxley Act of 2002 includes a requirement that we disclose any pre-approval during the reporting period by our Audit committee of any non-audit services to be performed by Ernst & Young LLP (E&Y), our external auditor. Non-audit services are defined generally in the law as services other than those provided in connection with an audit or a review of our financial statements. It is not clear whether this section has yet become effective, but we are providing the following information: No pre-approval of any non-audit services to be performed by E&Y was given by our Audit Committee during the third quarter of 2002.

E&Y is performing limited other ongoing non-audit services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10. Employment arrangement letter between the Registrant and Warren H. May.

(b)  Reports on Form 8-K

     None were filed during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JEFFERSON-PILOT CORPORATION

     By (Signature)   /s/Theresa M. Stone
     (Name and Title)  Theresa M. Stone, Executive Vice President,
                                          Chief Financial Officer and Treasurer
     Date  November 14, 2002

     By (Signature)   /s/Reggie D. Adamson
     (Name and Title)  Reggie D. Adamson, Senior Vice President - Finance
                                         (Principal Accounting Officer)
     Date  November 14, 2002

CERTIFICATIONS

I, David A. Stonecipher, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Jefferson-Pilot Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David A. Stonecipher

David A. Stonecipher
Chief Executive Officer
November 14, 2002

I, Theresa M. Stone, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Jefferson-Pilot Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Theresa M. Stone

Theresa M. Stone
Chief Financial Officer
November 14, 2002