Form 10-K
period 2002-12-31
JEFFERSON PILOT CORP
filed 2003-03-27
CIK 53347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: approximately $5.4 billion at March 3, 2003.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes  [X]     No  [ ]

     At March 3, 2003, 142,843,987 shares of the registrant's common stock, par value $1.25 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2003 are incorporated by reference into Part III.

     List of Exhibits appears on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................     1
ITEM 2.   PROPERTIES..................................................     4
ITEM 3.   LEGAL PROCEEDINGS...........................................     5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     5
          EXECUTIVE OFFICERS OF THE REGISTRANT........................     6
                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.......................................     7
ITEM 6.   SELECTED FINANCIAL DATA.....................................     7
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................    10
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................    38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    39
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................    73
                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    73
ITEM 11.  EXECUTIVE COMPENSATION......................................    73
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS................    73
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    73
ITEM 14.  CONTROLS AND PROCEDURES.....................................    73
                                  PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................    73
Undertakings..........................................................    74
Signatures............................................................    75
Certifications........................................................    77
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

          Jefferson-Pilot Life Insurance Company (JP Life),

          Jefferson Pilot Financial Insurance Company (JPFIC),

          Jefferson Pilot LifeAmerica Insurance Company (JPLA),

          Jefferson Pilot Securities Corporation, a non-clearing NASD registered broker/dealer, and

          Jefferson-Pilot Communications Company (with its subsidiaries, JPCC).

Through these and other subsidiaries, we primarily engage in the business of writing life insurance policies, writing annuity policies and selling other investment products, writing group life, disability income and dental policies, operating radio and television broadcasting facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and the broker/dealer, and the group life, disability income and dental operations have been consolidated in JPFIC's offices in Omaha, Nebraska. We provide further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 10 (MD&A).

     We have grown substantially in the past eight years both internally and through acquisitions.

     In May 1995, JP Life assumed certain life insurance and annuity business of Kentucky Central Life Insurance Company (KCL) in an assumption reinsurance transaction.

     In October 1995, JP acquired Alexander Hamilton Life Insurance Company of America (AH Life) and its subsidiary, First Alexander Hamilton Life Insurance Company (FAHL), from a subsidiary of Household International, Inc. With the acquisition, certain blocks of the acquired business were 100% coinsured with affiliates of Household.

     Effective May 1, 1997, JP acquired JPFIC, its subsidiary JPLA, and our broker/dealer, Jefferson Pilot Securities Corporation, from The Chubb Corporation.

     On December 30, 1999, JP acquired Guarantee Life Insurance Company (GLIC) and its non-insurance affiliates.

     On August 1, 2000, AH Life and GLIC merged into JPFIC. On December 31, 2000, FAHL merged into JPLA. These mergers reduce costs and improve efficiency in our insurance operations.

     As a result of strategic studies in 1999, we adopted a refined strategy called Premier Partnering. Strategic initiatives include a higher level of marketing support and improved service for more productive agents, tailoring specific products and marketing programs, and implementation of "lean manufacturing" to improve quality and reliability throughout our marketing and service processes. We have experienced substantial growth in life insurance sales and an increase in the number of agents who qualify as Premier Partners since we began implementing this strategy.

     (b) Financial Information About Industry Segments

     We present industry segment information in Note 16.

     (c) Narrative Description of Business

     Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:

                              REVENUES BY SEGMENT*

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Individual Products.........................................  $1,822   $1,721   $1,684
Annuity and Investment Products.............................     686      647      629
Benefit Partners............................................     698      602      537
Communications..............................................     208      195      206
Corporate and Other.........................................      66      165      182
                                                              ------   ------   ------
                                                              $3,480   $3,330   $3,238
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

     Annuity and Investment Products. Our insurance subsidiaries offer annuity and investment products including variable annuity products. They market through most of the distribution channels discussed above and through investment professionals and annuity marketing organizations. Our broker/dealer markets variable life insurance and variable annuities written by our insurance subsidiaries, and also sells other securities and mutual funds.

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

     Various states, including Nebraska, New Jersey, New York and North Carolina, have enacted insurance holding company legislation. Our insurance subsidiaries have registered as members of an "insurance holding company system" under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including extraordinary dividends by insurance subsidiaries, and of acquisitions of insurance companies.

     Risk-based capital requirements and state guaranty fund laws are discussed in MD&A.

     Competition. Our insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers.

     Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions is increasing. Our broker/dealer also operates in a highly competitive environment. Existing tax laws affect the taxation of life insurance and many competing products. Various changes and proposals for changes have been made in income and estate tax laws, some of which could adversely affect the taxation of certain products or their use as retirement or estate planning vehicles, and thus impact their marketing and the volume of policies surrendered.

     Employees. As of December 31, 2002, our insurance operations including our broker/dealer employed approximately 3,000 persons. Substantially all of these employees are payrolled with JP Life and costs are allocated to affiliates under various service agreements that have been approved by state insurance regulators. We have been reducing the number of contracted agents in our core channels as we increase our focus on the more productive agents through our Premier Partnering strategy.

                                 COMMUNICATIONS

     JPCC owns and operates three television stations and 17 radio stations as well as Jefferson-Pilot Sports, a sports production and syndication business.

TELEVISION OPERATIONS

     WBTV, Channel 3, Charlotte, NC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. WWBT, Channel 12, Richmond, VA, is affiliated with NBC under a Network Affiliation Agreement expiring December 31, 2011. WCSC, Channel 5, Charleston, SC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. Absent cancellation by either party, each of these Agreements will be renewed for successive five-year periods.

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

     Employees. As of December 31, 2002, JPCC employed approximately 770 persons full time.

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

     (e) Available Information

     JP makes available free of charge on or through our Internet website (http://www.jpfinancial.com) JP's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after JP electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

     JPFIC, JPLA and our broker/dealer conduct operations in Concord, NH in one of two buildings on approximately 196 acres owned by JPFIC. The other building is available for commercial leasing.

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

ITEM 3.  LEGAL PROCEEDINGS

     JP Life is a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. The suit alleges deceptive practices, fraudulent and negligent misrepresentation and breach of contract in the sale of certain life insurance policies using policy performance illustrations which used then current interest or dividend rates and insurance charges and illustrated that some or all of the future premiums might be paid from policy values rather than directly by the insured. The claimant's actual policy values exceeded those illustrated on a guaranteed basis, but were less than those illustrated on a then current basis due primarily to the interest crediting rates having declined along with the overall decline in interest rates in recent years. On March 10, 2003, the Court authorized JP Life to send a notice to participating class policyholders that an agreement had been reached to settle this suit. The settlement will resolve claims by 165,000 holders and beneficiaries of certain policies, mostly sold in the 1980s and early 1990s, and is subject to final Court approval later this year. In the settlement, JP Life denies any allegations of wrongdoing. JP Life believes that its sales, servicing and administrative practices are -- and always have been -- designed to match customers' needs with appropriate products and to fully inform customers about the operation and features of those products. The settlement will provide benefits to class policyholders, and will benefit JP Life by resolving and eliminating the need for corporate resources to be spent on a suit that has been pending for seven years.

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

     JP and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, including several proposed class action suits in addition to those noted above. Some suits include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Because of the considerable uncertainties that exist, we cannot predict the outcome of pending or future litigation with certainty. Based on consultation with our legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.

     Environmental Proceedings. We have no material administrative proceedings involving environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     David A. Stonecipher, 61, Chairman and Chief Executive Officer, joined JP as President-Elect and CEO-Elect in September 1992, and became President and CEO in March 1993, and Chairman in May 1998. He served as President until November 2001. Previously he was President of the Life Insurance Company of Georgia and Southland Life Insurance Company and their parent company, Georgia US.

     Robert D. Bates, 61, became an Executive Vice President and
President -- Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

     Dennis R. Glass, 53, President since November 2001, joined JP in October 1993. He was Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.

     John D. Hopkins, Executive Vice President and General Counsel, joined JP in April 1993, and previously was a partner in King & Spalding, an Atlanta law firm. Mr. Hopkins recently turned 65 and will be retiring in keeping with our mandatory retirement age.

     Warren H. May, 48, has been Executive Vice President -- Marketing and Distribution since he joined JP in October 2002. Mr. May joined Travelers Life & Annuity Company in Hartford, CT in November 1995 as Senior Vice President, leading the independent distribution sales and marketing team for life and annuity products, as well as the advanced sales attorneys, advertising/promotion professionals and technology support staff. Mr. May later assumed expanded responsibility including offshore life and qualified plan marketing. In his last role at Travelers he served as Chief Executive Officer of Travelers Life Distributors and Chairman of Tower Square Securities, Inc., Travelers' independent broker dealer.

     Kenneth C. Mlekush, 64, Vice Chairman since November 2001, joined JP in January 1993, and also has been President -- Life Companies since February 1999. He was an Executive Vice President until November 2001. Previously he was President and Chief Operating Officer of Southland Life Insurance Company and Executive Vice President of its parent, Georgia US.

     Theresa M. Stone, 58, has been Chief Financial Officer and Treasurer of JP since November 2001, and also has been Executive Vice President of JP and President of JPCC since July 1, 1997. Previously she was President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation to May 13, 1997.

     There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

                                 2002            2001            2000            1999            1998
                             -------------   -------------   -------------   -------------   -------------
                             HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW    HIGH     LOW
                             -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
First Quarter..............  53.00   45.23   49.67   41.00   45.42   33.25   51.58   44.04   40.06   32.44
Second Quarter.............  52.99   45.07   49.25   44.07   46.46   36.88   47.50   42.42   41.42   36.58
Third Quarter..............  47.50   36.75   49.00   38.00   47.21   37.83   50.42   41.00   42.71   36.71
Fourth Quarter.............  45.21   36.35   46.90   41.15   50.58   39.33   53.08   40.79   52.25   36.92

     (b) Holders. As of March 3, 2003, our stock was owned by 9,145 shareholders of record, and a much larger number of street name holders.

     (c) Dividends. They are shown in Item 6 below. Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A.

ITEM 6. SELECTED FINANCIAL DATA

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                               REVENUE BY SOURCES

                                                         2002     2001     2000     1999     1998
                                                        ------   ------   ------   ------   ------
                                                                      (IN MILLIONS)
Individual products...................................  $1,822   $1,721   $1,684   $1,468   $1,424
Annuities and investment products.....................     686      647      629      511      506
Benefit partners......................................     698      602      537      164      313
Communications........................................     208      195      206      200      195
Corporate and other...................................      88       99       80      117       79
                                                        ------   ------   ------   ------   ------
Revenues before investment (losses) gains and
  cumulative effect of change in accounting
  principle...........................................   3,502    3,264    3,136    2,460    2,517
Realized investment (losses) gains....................     (22)      66      102      101       93
Cumulative effect of change in accounting for
  derivative instruments (1)..........................      --        2       --       --       --
                                                        ------   ------   ------   ------   ------
          Total Revenues..............................  $3,480   $3,332   $3,238   $2,561   $2,610
                                                        ======   ======   ======   ======   ======

                             NET INCOME BY SOURCES

                                                              2002   2001   2000   1999   1998
                                                              ----   ----   ----   ----   ----
                                                                       (IN MILLIONS)
Individual products.........................................  $293   $295   $287   $242   $221
Annuities and investment products...........................    80     75     78     67     71
Benefit partners............................................    48     44     33     25     24
Communications..............................................    40     34     41     38     32
Corporate and other.........................................     4     20      6     33     12
                                                              ----   ----   ----   ----   ----
Net income before investment (losses) gains and cumulative
  effect of change in accounting principle..................   465    468    445    405    360
Realized investment (losses) gains, net of taxes............   (15)    44     67     65     58
Cumulative effect of change in accounting for derivative
  instruments, net of taxes (1).............................    --      1     --     --     --
                                                              ----   ----   ----   ----   ----
          Net Income Available to Common Stockholders.......  $450   $513   $512   $470   $418
                                                              ====   ====   ====   ====   ====

---------------

(1) Effective January 1, 2001, the Company adopted SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
                                              (IN MILLIONS EXCEPT SHARE AND PER SHARE INFORMATION)
Total reportable segment results before
  gains (losses) from sales of investments
  and cumulative effect of change in
  accounting principle......................  $    465   $    468   $    445   $    405   $    360
Gains (losses) from sales of investments,
  net of taxes..............................       (15)        44         67         65         58
Cumulative effect of change in accounting
  for derivative instruments, net of
  taxes.....................................        --          1         --         --         --
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $    450   $    513   $    512   $    470   $    418
                                              ========   ========   ========   ========   ========
Income per share of common stock before
  cumulative effect of change in accounting
  principle.................................  $   3.07   $   3.37   $   3.31   $   2.97   $   2.63
Cumulative effect of change in accounting
  for derivative instruments, net of
  taxes.....................................        --       0.01         --         --         --
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholders..............................  $   3.07   $   3.38   $   3.31   $   2.97   $   2.63
                                              ========   ========   ========   ========   ========
Income per share of common stock -- assuming
  dilution:
  Net income available to common
     stockholders...........................  $   3.04   $   3.34   $   3.28   $   2.95   $   2.61
                                              ========   ========   ========   ========   ========
Cash dividends paid on common stock.........  $    175   $    166   $    152   $    138   $    122
                                              ========   ========   ========   ========   ========
Cash dividends paid per common share:
  First quarter.............................  $   0.28   $   0.25   $   0.22   $   0.20   $   0.18
  Second quarter............................      0.30       0.28       0.25       0.22       0.20
  Third quarter.............................      0.30       0.28       0.25       0.22       0.20
  Fourth quarter............................      0.30       0.28       0.25       0.22       0.20
                                              --------   --------   --------   --------   --------
          Total.............................  $   1.18   $   1.07   $   0.96   $   0.86   $   0.77
                                              ========   ========   ========   ========   ========
Average common shares outstanding
  (thousands)...............................   146,847    151,915    154,576    157,725    159,201
                                              ========   ========   ========   ========   ========
          Total assets......................  $ 30,609   $ 28,996   $ 27,321   $ 26,446   $ 24,338
                                              ========   ========   ========   ========   ========
Debt, capital securities and mandatorily
  redeemable preferred stock................  $    753   $    747   $    843   $    951   $    919
                                              ========   ========   ========   ========   ========
Stockholders' equity........................  $  3,540   $  3,391   $  3,159   $  2,753   $  3,052
                                              ========   ========   ========   ========   ========
Stockholders' equity per share of common
  stock.....................................  $  24.79   $  22.61   $  20.47   $  17.75   $  19.21
                                              ========   ========   ========   ========   ========

    Note: All share information has been restated to reflect April 2001 and
      April 1998 3-for-2 stock splits, effected in the form of dividends. Cash dividends per share may not add due to rounding related to the splits.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
                                                                 (IN MILLIONS)
LIFE INSURANCE IN FORCE (EXCLUDES
  ANNUITIES):
Traditional.................................  $ 41,570   $ 41,185   $ 43,083   $ 46,997   $ 38,928
Universal Life..............................    91,675     89,054     89,741     93,407     85,649
Variable Universal Life.....................    30,327     28,650     23,884     17,944     14,569
Benefit Partners............................    90,627     53,763     61,812     55,877     24,415
                                              --------   --------   --------   --------   --------
          Total Life Insurance In Force.....  $254,199   $212,652   $218,520   $214,225   $163,561
                                              ========   ========   ========   ========   ========
LIFE PREMIUMS ON A SFAS 60 BASIS:
First Year Life (Note)......................  $  1,188   $    918   $    517   $    605   $    575
Renewal and Other Life......................     1,059      1,061      1,062        931        934
                                              --------   --------   --------   --------   --------
  Life Insurance............................     2,247      1,979      1,579      1,536      1,509
Accident and Health, Including Premium
  Equivalents...............................       445        382        351        144        422
                                              --------   --------   --------   --------   --------
          Total Life Insurance Premiums.....  $  2,692   $  2,361   $  1,930   $  1,680   $  1,931
                                              ========   ========   ========   ========   ========
ANNUITY PREMIUMS ON A SFAS 60 BASIS:
Fixed Annuity...............................  $  1,051   $  1,497   $  1,273   $    858   $    376
Variable Annuity (including separate
  accounts).................................        26         59        127        140        142
                                              --------   --------   --------   --------   --------
          Total Annuity Premiums............  $  1,077   $  1,556   $  1,400   $    998   $    518
                                              ========   ========   ========   ========   ========
INVESTMENT PRODUCT SALES....................  $  2,904   $  2,803   $  3,677   $  2,361   $  1,816
                                              ========   ========   ========   ========   ========
COMMUNICATIONS BROADCAST CASH FLOW..........  $     85   $     74   $     90   $     85   $     76
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2002, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except share and per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements. Prior share amounts and earnings per share have been restated to give retroactive effect to the Company's 50% stock dividend, which was effective in April 2001.

COMPANY PROFILE

  Overview

     Jefferson-Pilot Corporation is a financial services and broadcasting company providing products and services in four major businesses: 1) life insurance; 2) annuities and investment products; 3) group life; disability and dental insurance; and 4) broadcasting and sports programming production. Our Individual Products segment offers a wide array of both fixed and variable life insurance products. Our Annuity and Investment Product (AIP) segment offers fixed and variable annuity products as well as other investment products marketed through our broker/dealer. Our Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. The Communications segment consists of radio and television broadcasting operations located in selected markets in the Southeastern and Western United States, and sports program production.

     Our other segment, Corporate and Other, contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments, financing expenses on corporate debt, strategic initiatives intended to benefit the entire company, and federal and state income taxes not otherwise allocated to business segments. We include all realized gains and losses on investments in the Corporate and Other segment, and hold all impaired securities in this segment. Realized investment gains are gains and losses on sales and write downs of investments, and although these are included in revenues, we exclude them in assessing the performance of our business segments. We may realize investment gains in our sole discretion from our available-for-sale equity and bond portfolios. See further discussion under Results of Operations.

     Our principal life insurance subsidiaries are Jefferson-Pilot Life Insurance Company (JP Life), along with Jefferson Pilot Financial Insurance Company (JPFIC) and its wholly owned subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA) (collectively JP Financial). Jefferson-Pilot Communications Company (JPCC) and its wholly owned subsidiaries conduct our broadcasting operations. Jefferson Pilot Securities Corporation (with related entities, JPSC) is a registered non-clearing broker/dealer that sells affiliated and non-affiliated variable life and annuity products and other investment products.

  Segment Revenues

     The revenues for our reportable segments, excluding realized gains and losses, were as follows:

                                                                  YEAR ENDED
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Individual Products.........................................   52%    53%    54%
AIP.........................................................   20%    20%    20%
Benefit Partners............................................   20%    18%    17%
Communications..............................................    6%     6%     7%
Corporate and Other.........................................    2%     3%     2%

CRITICAL ACCOUNTING POLICIES

  General

     We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position. The application of these critical accounting policies in preparing our financial statements requires management to use significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or amounts. Actual results may differ from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, assumptions and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 2.

  DAC and VOBA

     Deferred acquisition costs (DAC) and value of business acquired (VOBA) reflect our expectations about the future experience of the existing business in force. The primary assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads and policy lapse rates. Significant changes in these assumptions can impact the amortization of DAC and VOBA in both the current and future periods, which is reflected in earnings. See the Financial Position section for further discussion of these items including a sensitivity analysis regarding the impact of changes in critical assumptions or expectations.

  Investments

     We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. Our methodology to identify potential impairments requires professional judgment and is further described in the Investments section.

     Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid publicly traded securities and use an internal pricing matrix for privately placed securities. This matrix relies on our judgment concerning: 1) the discount rate we use in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity. Under certain circumstances, we make adjustments as we apply professional judgment based upon specific detailed information concerning the issuer.

     As the discussion above indicates, many judgments are involved in timely identifying and valuing securities, including potentially impaired securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other than temporary.

  Litigation

     In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Establishing accruals for specific litigation inherently involves a variety of estimates of future potential outcomes. Accordingly, management, based on the advice of internal and external counsel, reviews each specific litigation matter and makes a judgment whether it is probable we have incurred a loss. Once it is determined that a loss is probable, we use professional judgment in determining whether we can reasonably estimate the loss. In general, we accrue the costs of defense until we can reasonably estimate the loss or any potential range of possible loss. At that time, these additional costs are accrued. Based on consultation with our legal advisors, we believe that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity but could have a material adverse effect on the results of operations for a specific period.

RESULTS OF OPERATIONS

     In the following discussion, "reportable segment results" and "total reportable segment results" include all elements of net income available to common stockholders except realized investment gains and losses. We use reportable segment results in assessing the performance of our business segments internally and believe it to be relevant and useful information. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies. The following tables illustrate our results before and after including realized investment gains and losses and reconcile reportable segment results to net income available to common stockholders, the most directly comparable GAAP financial measure:

                                                            2002      2001      2000
                                                           ------    ------    ------
Consolidated Summary of Income
  Total reportable segment results.......................  $465.1    $469.1(a) $445.2
  Realized investment (losses) gains (net of applicable
     income taxes).......................................   (14.9)     43.7      66.9
                                                           ------    ------    ------
  Net income available to common stockholders............  $450.2    $512.8    $512.1
                                                           ======    ======    ======
Consolidated Earnings Per Share
Basic:
  Total reportable segment results.......................  $ 3.17    $ 3.09(b) $ 2.88
  Realized investment (losses) gains (net of applicable
     income taxes).......................................   (0.10)     0.29      0.43
                                                           ------    ------    ------
  Net income available to common stockholders............  $ 3.07    $ 3.38    $ 3.31
                                                           ======    ======    ======
Fully-diluted:
  Total reportable segment results.......................  $ 3.14    $ 3.06    $ 2.86
  Realized investment (losses) gains (net of applicable
     income taxes).......................................   (0.10)     0.28      0.42
                                                           ------    ------    ------
  Net income available to common stockholders............  $ 3.04    $ 3.34    $ 3.28
                                                           ======    ======    ======

---------------
(a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

(b) Includes $0.01 per share of income relating to cumulative effect of change in accounting for derivatives.

                                                     2002          2001          2000
                                                  -----------   -----------   -----------
Average number of shares outstanding............  146,846,698   151,914,983   154,575,633
                                                  ===========   ===========   ===========
Average number of shares outstanding -- assuming
  dilution......................................  148,222,342   153,411,170   155,921,435
                                                  ===========   ===========   ===========

     Net income available to common stockholders decreased 12.2% in 2002 and increased 0.1% in 2001. In 2002, we experienced net investment losses due primarily to other than temporary bond impairments in excess of gains from sales of equity securities, which are discussed in more detail in the Corporate and Other and in the

Investments sections. Total reportable segment results decreased 0.9% in 2002 and increased 5.4% in 2001. The primary factors contributing to the decline in 2002 earnings were: 1) an increase in the accrual for pending litigation in our Corporate segment; 2) increased mortality in our individual life lines; 3) weak equity markets that affected our variable universal life (VUL) and variable annuity (VA) products; 4) lower spreads on our universal life (UL) and fixed annuity products; 5) lost income on defaulted securities; and 6) funds used for stock repurchases which reduced investment income. These unfavorable influences were mitigated in 2002 by: 1) lower financing costs; 2) the elimination of amortization of certain intangible assets under SFAS 142; 3) growth in our Communications and our Benefit Partners segments; and 4) accelerated accrual of discount on our mortgage backed securities portfolios.

     Earnings per share amounts for the reportable segments were more favorable than the absolute earnings amounts due to repurchases of 7,881,300 shares in 2002 and 4,437,100 shares in 2001. The average number of diluted shares outstanding declined 3.4% in 2002 and 1.6% in 2001.

RESULTS BY BUSINESS SEGMENT

     We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. Sales are one of the statistics we use to track performance. Our sales, which are primarily of long-duration contracts in the Individual Products and AIP segments, have little immediate impact on revenues for these two segments as described in the segment discussions below.

  Results by Reportable Segment

                                                               2002      2001      2000
                                                              ------    ------    ------
Individual Products.........................................  $293.1    $294.5    $287.3
AIP.........................................................    80.3      76.4(a)   77.9
Benefit Partners............................................    47.5      44.5      32.6
Communications..............................................    39.8      33.5      41.2
Corporate and Other.........................................     4.4      20.2       6.2
                                                              ------    ------    ------
Total reportable segment results............................   465.1     469.1     445.2
Net realized investment (losses) gains......................   (14.9)     43.7      66.9
                                                              ------    ------    ------
Net income available to common stockholders.................  $450.2    $512.8    $512.1
                                                              ======    ======    ======

---------------

(a) Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

  Segment Assets

     We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all impaired securities, to the Corporate and Other segment.

                                                               2002      2001
                                                              -------   -------
Individual Products.........................................  $16,671   $16,155
AIP.........................................................    9,397     8,765
Benefit Partners............................................      909       791
Communications..............................................      204       202
Corporate and Other.........................................    3,428     3,083
                                                              -------   -------
  Total assets..............................................  $30,609   $28,996
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

     Individual Products include UL and VUL, together referred to as UL-type products, as well as traditional life products. The operating cycle for life insurance products is long term in nature; therefore, actuarial assumptions and the judgments used in those assumptions are important to the financial reporting for these products.

     Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues, and profits are expected to emerge in relation thereto.

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

     Reportable segment results also include earnings on allocated capital for both traditional and UL-type products.

     Segment results were:

                                           2002       2001       2000       1999       1998
                                         --------   --------   --------   --------   --------
Traditional premiums and other
  considerations.......................  $  180.6   $  197.8   $  211.7   $  189.8   $  208.3
UL and investment product charges......     710.7      639.6      623.7      535.8      529.4
Net investment income..................     923.6      876.6      840.0      736.1      681.1
Other income...........................       6.7        7.6        8.6        6.1        4.9
                                         --------   --------   --------   --------   --------
Total revenues.........................   1,821.6    1,721.6    1,684.0    1,467.8    1,423.7
                                         --------   --------   --------   --------   --------
Policy benefits........................   1,073.8      982.5      939.5      796.3      786.1
Expenses...............................     296.9      286.2      304.3      301.7      299.0
                                         --------   --------   --------   --------   --------
Total benefits and expenses............   1,370.7    1,268.7    1,243.8    1,098.0    1,085.1
                                         --------   --------   --------   --------   --------
Reportable segment results before
  income taxes.........................     450.9      452.9      440.2      369.8      338.6
Provision for income taxes.............     157.8      158.4      152.9      127.5      117.3
                                         --------   --------   --------   --------   --------
Reportable segment results.............  $  293.1   $  294.5   $  287.3   $  242.3   $  221.3
                                         ========   ========   ========   ========   ========

     Individual Products reportable segment results decreased 0.5% in 2002 and increased 2.5% in 2001 as further discussed below.

     The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

                                                           2002       2001       2000
                                                         --------   --------   --------
Annualized life insurance premium sales:
  Sales excluding large case BOLI......................  $    260   $    194   $    163
  Large case BOLI......................................  $     --   $     11   $      2
Average UL policyholder fund balances..................  $  9,875   $  9,110   $  8,808
Average VUL separate account assets....................     1,211      1,333      1,383
                                                         --------   --------   --------
                                                         $ 11,086   $ 10,443   $ 10,191
                                                         ========   ========   ========
Average face amount of insurance in force:
  Total................................................  $161,841   $157,438   $157,140
  UL-type policies.....................................  $120,229   $115,582   $112,594
Average assets.........................................  $ 16,352   $ 15,524   $ 15,075

     Core agency channel sales were $193.6, $130.3 and $124.4 for 2002, 2001 and 2000, which represented 74.5%, 67.2% and 76.3% of annualized life insurance premium sales excluding large case bank-owned life insurance (BOLI) for each of the three years presented. This increase in sales is a result of our Premier Partnering strategic initiative and the introduction of several new UL products. Total sales excluding BOLI increased 34.0% in 2002 and 19.0% in 2001. Single premium products targeted to smaller banks and sold through our target marketing channel provided 22.3% of life sales in 2002 and 28.6% in 2001. For large case BOLI, our business strategy is to respond to individual sales opportunities when the market accommodates our required returns. Thus, BOLI sales will vary widely between periods.

     Revenues include traditional insurance premiums and policy charges, net of reinsurance, and net investment income. Individual traditional premiums decreased 9.2% in 2002 and 7.6% in 2001 due to the decline in our traditional business in force as we are focusing our efforts towards UL-type products and because we began reinsuring 90% of our term life insurance product in 2001. UL and investment product charges increased 11.1% in 2002 and 2.5% in 2001. The 2002 UL product charges grew faster than the average UL policyholder fund balances since certain recent products are designed with larger up-front expense charges. The increase in up-front product charges is offset by an increase in unearned revenue reserves accounted for as policy benefits, and these product charges are taken into income over time.

     Net investment income increased 5.4% and 4.4% in 2002 and 2001, reflecting the growth in average policyholder funds partially offset by declines in investment yields. The average investment spread on fixed UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, included in policy benefits) decreased 13 basis points to 1.87% in 2002 and increased 3 basis points to 2.00% in 2001. Interest spreads are affected by portfolio yields and our crediting rates, and also may vary over time due to our competitive strategies and changes in product design. In response to a decline in portfolio yields, we reduced credited rates across the product line at various times in 2002 by 73 basis points on average. This includes a reduction of 50 basis points later in the fourth quarter, the effects of which were only nominally realized in 2002. The current average crediting rate is 5.00%, while the average minimum guarantee rate on this product line is 4.21%. During 2002 prepayments of mortgage backed securities significantly increased as a result of continued declines in long-term mortgage rates. Our mortgage backed securities portfolio is primarily a discount portfolio; therefore, the effect of these prepayments was to accelerate the accretion of discount and increase the effective yields on our mortgage backed portfolio, which increased net investment income for the Individual Products segment by $7.3 in 2002 and $1.8 for 2001. These prepayments were not significant in 2000. We are investing the proceeds from these prepayments at current market yields which are lower than our portfolio yields.

     Total policy benefits increased 9.3% and 4.6% in 2002 and 2001 due primarily to increases in mortality, interest credited and deferred revenue. Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Total policy benefits on traditional contracts represented 118.4% of premiums in 2002 compared to 111.3% in 2001 and 102.8% in 2000, reflecting increased mortality in 2002 and 2001. Policy benefits on UL-type products include interest credited to policyholder accounts, death benefits in excess of fund balances and changes in unearned revenue reserves. Total policy benefits on UL-type products increased to 7.8% of average policyholder funds and separate accounts in 2002 versus 7.3% in 2001 and 7.1% in 2000. The increases in interest credited of 6.4% and 4.6% in 2002 and 2001 reflect growth in average UL fund balances of 8.4% and 3.4% in 2002 and 2001 partially offset by lower crediting rates. Increased sales of products with higher up-front expense charges have increased deferred revenue, as discussed earlier. Net deferrals of revenue increased $47.3 in 2002 and $37.8 in 2001.

     Death benefits constitute a significant portion of policy benefits. Our actual mortality experience for UL-type products per thousand dollars of face amount of insurance in force was $2.07 in 2002, $1.91 in 2001 and $1.83 in 2000. Increases in our retention limit from $1.4 to $2.0 in early 2001 caused our mortality cost per thousand dollars of face amount of insurance in force to increase by $0.07 in 2002 and $0.02 in 2001. While this change improved our overall operating results due to lower premiums paid to reinsurers that flow primarily through UL and investment product charges, it increases the volatility of our mortality costs in a given year. To aid our analysis of actual mortality expense, we recently completed a multi-year study that compared our actual mortality over the past four years to the 1975 -- 1980 Standard Actuarial table. This study indicates that our mortality experience over the period of the study is within our expected range, although fluctuating from year to year.

     Total expenses (including the net deferral and amortization of DAC and VOBA) increased 3.7% in 2002 and decreased 5.9% in 2001. The expense details are as follows:

                                                              2002      2001      2000
                                                             -------   -------   -------
Commissions................................................  $ 270.5   $ 212.1   $ 207.3
General and administrative -- acquisition related..........     87.8      79.5      74.3
General and administrative -- maintenance related..........     38.9      44.5      42.6
Taxes, licenses and fees...................................     55.4      51.1      46.3
                                                             -------   -------   -------
Total commissions and expenses incurred....................    452.6     387.2     370.5
Less commissions and expenses capitalized..................   (323.2)   (244.7)   (223.9)
Amortization of DAC and VOBA...............................    167.5     143.7     157.7
                                                             -------   -------   -------
Total expense..............................................  $ 296.9   $ 286.2   $ 304.3
                                                             =======   =======   =======

     The increase in 2002 expenses reflects higher amortization of DAC and VOBA, partially offset by improved maintenance expenses. Recent years' growth in the Individual Products segment is the primary contributor to this increase in amortization, although there were other items impacting amortization as well. Better persistency levels in acquired blocks of business caused us to lower amortization on our fixed UL products by $17.2 in 2002. Partially offsetting this is a $16.6 increase in amortization on VUL insurance products due to limitation of mean reversion techniques as a result of declining equity markets, as further discussed in the Financial Position section. The expense amounts we capitalize as DAC include first year commissions, as well as deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. As our sales have increased, pricing allowables have covered a greater amount of capitalizable acquisition expenses other than commissions. Increased sales resulted in higher capitalization of these expenses of $18.9 in 2002 and $13.5 in 2001.

     Average Individual Products assets grew 5.3% and 3.0% in 2002 and 2001, primarily due to sales of fixed UL products and growth in existing UL policyholder fund balances, partially offset by declines in the market values of separate account assets of variable products. Average VUL separate account assets decreased 9.2% and 3.6% in 2002 and 2001. Adjusting for the decrease in market value, net of dividends, year over year, separate account balances would have increased by approximately 5.6% in 2002 and total fund balances would have grown by 8.0% in 2002.

     Our financial and operating risks for this segment include, among others, interest spread risks, mortality risks, changes in the underlying assumptions of DAC and VOBA and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections.

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

     Reportable segment results were:

                                                 2002     2001     2000     1999     1998
                                                ------   ------   ------   ------   ------
Policy charges, premiums and other
  considerations..............................  $ 12.2   $ 14.9   $ 26.9   $ 18.5   $ 17.6
Net investment income.........................   576.8    533.4    482.2    418.4    425.0
Concession and other income...................    97.3    101.2    119.5     74.4     63.0
                                                ------   ------   ------   ------   ------
Total revenues................................   686.3    649.5    628.6    511.3    505.6
                                                ------   ------   ------   ------   ------
Policy benefits...............................   424.7    385.3    341.6    306.0    299.0
Expenses......................................   138.1    146.2    166.8    101.9     96.9
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   562.8    531.5    508.4    407.9    395.9
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................   123.5    118.0    120.2    103.4    109.7
Provision for income taxes....................    43.2     41.6     42.3     36.4     38.6
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 80.3   $ 76.4   $ 77.9   $ 67.0   $ 71.1
                                                ======   ======   ======   ======   ======

     AIP reportable segment results increased 5.1% in 2002 and decreased 1.9% in 2001 as further discussed below.

     The following table summarizes key information for AIP:

                                                               2002     2001     2000
                                                              ------   ------   ------
Fixed annuity premium sales.................................  $  994   $1,396   $1,195
Variable annuity premium sales..............................      10       26       92
                                                              ------   ------   ------
                                                              $1,004   $1,422   $1,287
                                                              ======   ======   ======
Investment product sales....................................  $2,904   $2,803   $3,676
                                                              ======   ======   ======
Average policyholder fund balances..........................  $7,810   $6,858   $6,338
Average separate account policyholder fund balances.........     481      533      694
                                                              ------   ------   ------
                                                              $8,291   $7,391   $7,032
                                                              ======   ======   ======
Effective investment spreads for fixed annuities............    1.83%    1.96%    2.14%
Fixed annuity surrenders as a percentage of beginning fund
  balances..................................................     9.5%    12.7%    21.2%
Average assets..............................................  $9,064   $8,138   $7,648

     We derive annuity revenues from investment income on segment assets, policy charges and concession income earned on investment product sales by JPSC. AIP revenues increased 5.7% in 2002 and 3.3% in 2001, driven by growth in investment income, partially offset by lower policy charge income. Our policy charge income continues to decline as our product mix focuses more on products that derive most of their earnings from investment spreads rather than from policy charges and as a result of lower surrenders. Net investment income grew 8.1% in 2002 and 10.6% in 2001, which was lower than the growth in average policyholder fund balances of 13.9% in 2002, primarily due to a decline in new investment yields. The effect of the prepayments of mortgage backed securities mentioned earlier was to accelerate the accretion of discount on our mortgage backed portfolio, increasing net investment income in the AIP segment by $3.6 in 2002 and $0.8 in 2001. Investment income for 2001 included $2.3 due to the cumulative effect of the change in accounting for derivatives. Fixed annuity premium sales decreased 28.8% in 2002 and increased 16.8% in 2001. Annuity sales were the highest ever for the Company in 2001, and the 2002 decline reflects the current competitive fixed annuity market and our unwillingness to match our competitors' crediting rates, especially in the bank channel. Despite a slight increase in investment product sales, JPSC's concession and other income decreased 3.9% and 15.3% in 2002 and 2001, primarily because of sales of lower commission securities.

     Fixed annuity surrenders as a percentage of beginning fund balances declined to 9.5% from 12.7% in 2001 and 21.2% in 2000. The lower lapse rates reflect the effects of increased surrender charge protection on our in-force block of business, the lower interest rate environment and the increasing percentage of our annuity block with multi-year crediting rate guarantees. The surrender rate in the AIP segment is influenced by many other factors such as:
1) the portion of the business that has low or no remaining surrender charges;
2) competition
from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with 5% or more surrender charges increased to 55% at year-end 2002 from 46% at year-end 2001.

     Policy benefits, which are mainly comprised of interest credited to policyholder accounts, increased 10.2% in 2002 and 12.8% in 2001, reflecting growth in average fund balances partially offset by lower crediting rates.

     Effective investment spreads on fixed annuities declined to 1.83% in 2002 from 1.96%, as yields earned on the investment portfolio dropped faster than we lowered our crediting rates and due to sales of products designed with lower spread requirements because of lower commissions. In response to this decline in portfolio yields, we lowered crediting rates throughout the year, including a 23 basis point reduction late in the fourth quarter of 2002, the effects of which were only nominally realized in 2002. The current average crediting rate on the portfolio is 5.35%, while the average minimum guarantee rate on this portfolio is 4.55% for 2003.

     Total AIP expenses decreased 5.5% and 12.4% in 2002 and 2001, due primarily to lower maintenance expenses along with lower commission expenses of JPSC. The expense details are as follows:

                                                               2002     2001     2000
                                                              ------   ------   ------
Commissions -- insurance companies..........................  $ 53.0   $ 67.5   $ 66.7
Commissions -- broker/dealer................................    80.6     85.3     98.1
General and administrative -- acquisition related...........    16.8     13.6     14.0
General and administrative -- maintenance related...........    14.2     20.4     17.1
Taxes, licenses and fees....................................     3.1      3.0      4.0
                                                              ------   ------   ------
Total commissions and expenses incurred.....................   167.7    189.8    199.9
Less commissions and expenses capitalized...................   (67.1)   (81.4)   (79.1)
Amortization of DAC and VOBA................................    37.5     37.8     46.0
                                                              ------   ------   ------
Total expense...............................................  $138.1   $146.2   $166.8
                                                              ======   ======   ======

     As a result of the declining equity markets in 2002, we increased the amortization of DAC on our variable annuity products by $8.8 using the mean reversion techniques as further discussed in the Financial Position section. However, due to lower lapse rates experienced on our fixed annuity products, we lowered DAC amortization by $13.0. The remaining increase in DAC amortization was due to overall growth in the business.

     JPSC earnings were $4.1, $2.7 and $6.3 for 2002, 2001 and 2000. The 2002 increase was primarily due to lower general and administrative expenses, while the 2001 decline was directly related to lower equity and mutual fund purchase/sale transactions.

     Return on average assets for AIP was 0.89%, 0.94% and 1.02% for 2002, 2001, and 2000. A number of factors affected the decline in 2002 including decreased interest spreads that were partially offset by DAC unlocking. The drop in 2001 generally resulted from reduced JPSC earnings coupled with a decrease in interest spreads.

     An inherent risk in the annuity business is that continued low or further declines in investment yields coupled with competition from competing products and minimum rate guarantees could further reduce our investment spread. Another risk associated with the annuity business is increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections.

BENEFIT PARTNERS

     The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms. The Benefit Partners segment was created in January 2000 through the integration of our existing group life and disability operations into Guarantee Life Insurance Company's (Guarantee) life, disability and dental operations acquired in December 1999. Segment results before 2000 include only the Group life and health products sold by JP Life.

     Reportable segment results were:

                                                 2002     2001     2000     1999     1998
                                                ------   ------   ------   ------   ------
Premiums and other considerations.............  $638.1   $546.7   $485.5   $133.7   $274.8
Investment income, net of expenses............    60.2     55.0     51.3     30.4     38.1
                                                ------   ------   ------   ------   ------
Total revenues................................   698.3    601.7    536.8    164.1    312.9
                                                ------   ------   ------   ------   ------
Policy benefits...............................   477.9    403.7    359.6     93.7    206.7
Expenses......................................   147.3    129.6    127.2     33.0     69.8
                                                ------   ------   ------   ------   ------
Total benefits and expenses...................   625.2    533.3    486.8    126.7    276.5
                                                ------   ------   ------   ------   ------
Reportable segment results before income
  taxes.......................................    73.1     68.4     50.0     37.4     36.4
Provision for income taxes....................    25.6     23.9     17.4     12.9     12.5
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 47.5   $ 44.5   $ 32.6   $ 24.5   $ 23.9
                                                ======   ======   ======   ======   ======

     Benefit Partners reportable segment results increased 6.7% in 2002 as further discussed below. Reportable segment results increased 36.5% in 2001, primarily due to growth in the business and the integration of Guarantee.

     The following table summarizes key information for Benefit Partners:

                                                              2002    2001    2000
                                                              -----   -----   -----
Life, Disability, and Dental:
  Annualized sales..........................................  $ 182   $ 150   $ 120
  Loss ratio................................................   73.0%   72.4%   73.4%
Total expenses, % of premium income.........................   23.2%   23.7%   26.2%
Average assets..............................................  $ 851   $ 752   $ 710

     Benefit Partners revenues increased $96.6 and $64.9 in 2002 and 2001 and annualized new sales for the core life, disability and dental lines grew 21.3% in 2002 and 25.0% in 2001. The sales increases for 2002 and 2001 reflect the impacts of increases in the number of representatives of 16.4% and 15.5% coupled with the maturation of the sales force selling these products under the Jefferson Pilot name. Additional factors driving the increase in sales for these two years included our strong ratings, our technology driven customer service and a refocus by employers on their non-medical benefit needs.

     Policy benefits increased 18.4% and 12.3% in 2002 and 2001 driven by growth in the business coupled with slightly adverse claims experience in 2002 in the disability line. Our life, disability and dental incurred loss ratio increased in 2002 to 73.0% versus 72.4% in 2001 and 73.4% in 2000, but was still within our expected range. While we closely monitor the loss ratio, we feel our risk management procedures are sound and some fluctuations are inherent in this segment.

     Total expenses increased 13.7% and 1.9% in 2002 and 2001, due to growth in the business. As a percentage of premium income, total expenses were 23.2% in 2002 versus 23.7% in 2001 and 26.2% in 2000, reflecting disciplined expense management.

     The expense details are as follows:

                                                               2002     2001     2000
                                                              ------   ------   ------
Commissions.................................................  $ 74.7   $ 63.4   $ 52.5
General and administrative..................................    69.6     65.7     69.0
Taxes, licenses and fees....................................    17.9     14.9     15.3
                                                              ------   ------   ------
Total commissions and expenses incurred.....................   162.2    144.0    136.8
Less commissions and expenses capitalized...................   (95.7)   (69.9)   (66.8)
Amortization of DAC.........................................    80.8     55.5     57.2
                                                              ------   ------   ------
Total expense...............................................  $147.3   $129.6   $127.2
                                                              ======   ======   ======

     Acquisition costs consisting of commissions and other expenses that are primarily related to contracts issued or renewed are capitalized and are charged to expense in proportion to the revenue recognized. The amount of acquisition costs capitalized as well as the amount amortized grew in proportion with the increase in sales for 2002, 2001 and 2000.

     Risks beyond normal competition that may impact this segment include: 1) increased morbidity risk due to a weak economy that may increase disability claim costs; 2) continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer's cost of non-medical programs; and 3) mortality risks including concentration risks from acts of terrorism not priced for or reinsured. We are mitigating these risks by monitoring new and existing claims and industry health care trend reports which serve as indicators of increased employer medical costs, and through intensive review of our concentration risks. Our group life reinsurance agreement covering extraordinary life claims arising from catastrophic events expired in April 2002. We began relying primarily on case-by-case management to mitigate our concentration exposures over time. We then supplemented this strategy with the purchase, effective September 1, 2002, of a new group life facultative reinsurance program which covers extraordinary life and accidental death or dismemberment claims arising from war or terrorism events (excluding nuclear, chemical or biological events) for covered groups at specific sites. The coverage provides reimbursement in various layers for losses that exceed $50, up to a maximum reimbursement of $64. We continue to monitor reinsurance market developments to stay abreast of options that could enhance our management of this risk. One of our non-core products, Exec-U-Care(R), which provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produced revenues for this segment of approximately $100 and net income of approximately $3 in 2002. A discontinuation of Exec-U-Care(R), while not anticipated, would have a significant impact on segment revenues, but only a limited effect on net income.

COMMUNICATIONS

     JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

                                                 2002     2001     2000     1999     1998
                                                ------   ------   ------   ------   ------
Communications revenues (net).................  $210.3   $196.8   $210.4   $205.0   $199.8
Operating costs and expenses..................   125.6    122.9    120.9    119.9    124.1
                                                ------   ------   ------   ------   ------
Broadcast cash flow...........................    84.7     73.9     89.5     85.1     75.7
Depreciation and amortization.................     8.1     10.9     11.1     11.4     11.5
Corporate general and administrative
  expenses....................................     7.7      3.3      5.5      5.8      5.1
Net interest expense..........................     2.9      4.1      4.6      5.0      5.1
                                                ------   ------   ------   ------   ------
Operating revenue before income taxes.........    66.0     55.6     68.3     62.9     54.0
Provision for income taxes....................    26.2     22.1     27.1     25.3     21.7
                                                ------   ------   ------   ------   ------
Reportable segment results....................  $ 39.8   $ 33.5   $ 41.2   $ 37.6   $ 32.3
                                                ======   ======   ======   ======   ======

     Reportable segment results increased 18.8% in 2002 and decreased 18.7% in 2001. The 2002 increase was primarily due to increased demand for advertising, effective ongoing operating expense management and the positive impact from eliminating amortization of certain intangible assets under SFAS 142. The 2001 decline was due to slowing economic conditions and lost revenues due to the September 11th event.

     Combined revenues for Radio and Television increased 8.5% in 2002 and decreased 6.3% in 2001, reflecting solid increases in demand for local advertising and substantial political advertising in 2002. Excluding the impact of political revenues, combined revenues from Radio and Television increased 6.3% in 2002 and decreased 4.8% in 2001. Revenues from Sports operations decreased 6.5% and 8.5% in 2002 and 2001, reflecting a hesitancy of the market to enter into the longer-term structure of Sports advertising contracts.

     Broadcast cash flow increased 14.6% in 2002 and decreased 17.4% in 2001. The 2002 increase was due to improved profitability at our Radio and TV properties, though these increases were partially offset by weak results in our Sports basketball product earlier in the year.

     Total expenses, excluding interest expense, increased 3.1% in 2002 and decreased 0.3% in 2001. As a percent of communication revenues, these expenses were 67.2%, 69.7% and 65.4% for 2002, 2001 and 2000. The 2002 improvement reflects continued expense discipline combined with the elimination of FCC license and goodwill amortization under SFAS 142 in the current year. This amortization expense was $3.2 for 2001 and 2000. A one-time insurance recovery of $1.4 after tax reduced corporate general and administrative expenses in 2001, which improved segment earnings, but is not reflected in broadcast cash flow.

     Because broadcasting stations rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of their local markets. Furthermore, our stations derived 25.3% of their advertising revenues from the automotive industry in 2002. If automobile advertising is seriously curtailed, it could have a negative impact on broadcasting revenues. Radio and television stations require a license from the FCC to operate with periodic renewal. While failure to renew is unlikely, any station that failed to receive renewal would be forced to cease operations and could no longer generate revenue. Technology and consolidation in the broadcast industry may increase competition for audiences and advertisers.

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

     The following table summarizes results for this segment:

                                                  2002     2001     2000     1999     1998
                                                 ------   ------   ------   ------   ------
Earnings on investments........................  $ 76.5   $103.1   $ 96.1   $126.3   $ 95.2
Interest expense on debt and Exchangeable
  Securities...................................    10.6     28.2     35.3     35.0     33.2
Operating expenses.............................    47.9     33.8     28.0     15.8     23.3
Provision for income tax expense (benefit).....   (11.0)    (3.7)     2.0     18.4      1.3
                                                 ------   ------   ------   ------   ------
Total expenses.................................    47.5     58.3     65.3     69.2     57.8
                                                 ------   ------   ------   ------   ------
Reportable segment results before dividends on
  Capital Securities and mandatorily redeemable
  preferred stock..............................    29.0     44.8     30.8     57.1     37.4
Dividends on Capital Securities and mandatorily
  redeemable preferred stock...................   (24.6)   (24.6)   (24.6)   (24.5)   (25.7)
                                                 ------   ------   ------   ------   ------
Reportable segment results.....................     4.4     20.2      6.2     32.6     11.7
Realized investment (losses) gains, net........   (14.9)    43.7     66.9     65.5     58.0
                                                 ------   ------   ------   ------   ------
Reportable segment results, including realized
  (losses) gains...............................  $(10.5)  $ 63.9   $ 73.1   $ 98.1   $ 69.7
                                                 ======   ======   ======   ======   ======

     Reportable segment results excluding realized gains (losses) decreased $15.8 in 2002 and increased $14.0 in 2001. Several items impacted the 2002 Corporate and Other segment results including a decline in earnings on investments due to lost income on defaulted securities and funds used for share repurchases, lower interest expense on debt and Exchangeable Securities and an increase in accruals for litigation.

     The earnings on investments for the segment include default charge income received from the operating segments for the Corporate and Other segment's assumption of all credit related losses on the invested assets of those segments. Default charges were $22, $20 and $19 for 2002, 2001 and 2000 and are calculated as a percentage of the invested assets. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds impaired or sold at a loss.

     Interest expense on debt and Exchangeable Securities decreased $17.6 in 2002 primarily due to lower market interest rates, the replacement of the MEDS securities with short-term borrowings in January 2002 and overall lower amounts outstanding. See Note 8 that more fully addresses our debt structure and interest costs. Operating expenses vary with the level of corporate activities and strategies. In 2002, we increased our accrual for litigation by $23.1 taking into consideration the status of pending litigation, including several class action lawsuits. In March 2003, we announced that a North Carolina judge had authorized us to send a notice to participating class policyholders that an agreement had been reached with plaintiff's counsel to settle one of the existing class action suits. The settlement is subject to final approval by the Court. Management believes its current accruals for litigation expense are adequate. Goodwill amortization of $9 and $10, excluding JPCC, was included in operating expenses in this segment for 2001 and 2000 but has been eliminated in 2002 under SFAS 142. Note 2 details the pro forma effect that goodwill amortization would have in 2002. The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects. Income taxes decreased $7.3 in 2002 and $5.7 in 2001. The 2002 decline is primarily due to lower pretax segment income while the 2001 decline is due to the implementation of strategies that reduced federal income taxes on investment earnings and the resolution of tax issues for which we had previously established provisions.

     Realized investment gains and losses were as follows:

                                                               2002      2001     2000
                                                              -------   ------   ------
Bonds gains.................................................  $  31.2   $ 15.0   $ 19.2
Bond losses.................................................    (36.9)   (39.3)   (26.4)
Bond impairment charges.....................................   (163.1)   (55.4)   (14.5)
Stock gains (net)...........................................    160.4    145.9    120.5
Other (losses)..............................................    (13.6)    (0.7)     3.3
                                                              -------   ------   ------
Gross realized (losses) gains...............................    (22.0)    65.5    102.1
  Less: taxes...............................................      7.1     21.8     35.2
                                                              -------   ------   ------
Net realized (losses) gains.................................  $ (14.9)  $ 43.7   $ 66.9
                                                              =======   ======   ======

     The following table summarizes assets assigned to this segment.

                                                               2002     2001
                                                              ------   ------
Parent company, passive investment companies and Corporate
  line assets of insurance subsidiaries.....................  $  919   $  895
Unrealized gain on fixed interest investments...............     570      162
Co-insurance receivables on acquired blocks.................   1,056    1,091
Employee benefit plan assets................................     330      360
Goodwill arising from insurance acquisitions................     270      270
Other.......................................................     283      305
                                                              ------   ------
          Total.............................................  $3,428   $3,083
                                                              ======   ======

     Total assets for the Corporate and Other segment increased 11.2% in 2002 due primarily to unrealized gains on fixed interest investments. Unrealized gains and losses on all available-for-sale fixed income securities are assigned to this segment, and increased $408 and $119 in 2002 and 2001.

     Risks for this segment include investment impairments due to continuing economic weakness or further economic decline, the risk of rising interest rates on our short-term debt, the ability to replace existing debt agreements with comparable terms, an additional decline in the value of our equity securities which would limit our potential for gains, the general uncertainty regarding litigation, and the potential for future impairment of goodwill. Additionally, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, this segment relies on excess cash flows through dividends from the insurance subsidiaries. These dividends are dependent upon regulatory approval above certain limits.

FINANCIAL POSITION

     Our primary resources are investments related to our Individual Products, AIP and Benefit Partners segments, properties and other assets utilized in all segments and investments backing corporate capital. This section identifies several items on our balance sheet that are important to the overall understanding of our financial position. The Investments section reviews our investment portfolio and key portfolio management strategies.

     Total assets increased $1,613 in 2002 and $1,675 in 2001 due to growth in investment income, net policyholder contract deposits, and unrealized gains on investments, all of which more than offset declines in fair values of separate account assets, dividends, stock repurchases and impairment losses.

     Intangible assets on our balance sheet include DAC, VOBA and goodwill.

  DAC and VOBA

     The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, including first year commissions, first year bonus interest or day one premium bonuses on annuities, certain costs of underwriting and issuing policies plus agency office expenses, referred to as DAC. We limit our capitalization of acquisition costs other than commissions to the lower of product specific pricing allowables or the actual deferrable acquisition costs. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired. Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. Significant changes in these assumptions can impact the carrying balance of DAC and VOBA and therefore produce changes that must be reflected in earnings. These changes can be positive or negative.

     We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $208.2 or 8.9% of the gross balances at December 31, 2002, and are generally subject to little volatility.

     We amortize DAC and VOBA on UL-type products and annuity products relative to the future estimated gross profits (EGP) from those products. In calculating the EGP for these products, management must make assumptions regarding the following components: 1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; 2) estimated mortality in excess of fund balances accumulated; 3) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and 4) estimated costs of policy administration (maintenance). DAC and VOBA calculations are sensitive to a change in our assumptions regarding EGP components, and any significant change in these assumptions will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. We continuously review the models and our assumptions regarding EGP that we use for calculation of amortization expense for these products so that the assumptions reflect management's view of future events.

     We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. DAC and VOBA on UL-type products were $1,711.3 or 73.3% of the gross balances at December 31, 2002.

     In addition to these three assumptions on all UL-type products, VUL products and VA products contain an additional assumption that affects the DAC and VOBA amortization. This critical assumption is the rate of growth of the separate account mutual funds that generate additional policy fees utilized in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model's overall long-term rate of return. We capped the reversion rate of return at 8.25% for one year and 10% for years two through five. The effect of this limitation was to reduce the cumulative effective long-term rate at this point in time to less than 7.00%. Our decision to cap the first-year reversion and to limit our overall reversion rate reflects recent declines in equity markets and a lower than historic allocation of fund assets by our policyholders to equity funds.

     The following table reflects the possible pretax income statement impacts that could occur in a given year if we change our assumptions as illustrated related to UL-type products in the Individual Segment:

                                                             ONE-TIME       ONE-TIME
                                                            EFFECT ON      EFFECT ON
                                                           DAC AND VOBA   DAC AND VOBA
     QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS        AMORTIZATION   AMORTIZATION
     ----------------------------------------------        ------------   ------------
Estimated mortality improving (degrading) 0.5% per year
  for 10 years from the current estimate.................     $34.7          $(35.5)
Estimated interest spread increasing (decreasing) 2.5
  basis points per year for 10 years from the current
  assumed spread.........................................      27.9           (30.6)
Estimated policy lapse rates decreasing (increasing) 25%
  immediately and then increasing (decreasing) 2.5% per
  year for 10 years......................................      23.1           (23.3)
Estimated long-term rate of return from VUL assets
  increasing (decreasing) 1.25% using mean reversion
  techniques.............................................       1.8            (7.4)

     We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $356.6 or 15.3% of the gross balances at December 31, 2002. The following table reflects the possible income statement impacts on our AIP segment that could occur in a given year if we change our assumptions as illustrated related to annuity products:

                                                             ONE-TIME       ONE-TIME
                                                            EFFECT ON      EFFECT ON
                                                           DAC AND VOBA   DAC AND VOBA
     QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS        AMORTIZATION   AMORTIZATION
     ----------------------------------------------        ------------   ------------
Estimated interest spread increasing (decreasing) 2.5
  basis points per year for 10 years from the current
  assumed spread.........................................     $ 5.6          $ (5.3)
Estimated policy lapse rates decreasing (increasing) 25%
  immediately and then increasing (decreasing) 2.5% per
  year for 10 years......................................      14.3           (13.9)

     In general, a change in an assumption on either individual life or annuity products that improves our expectations regarding future EGP is going to have the impact of deferring the amortization of DAC and VOBA into the future, thus increasing earnings in the current period. Conversely, a change in assumptions that decreases future EGP will have the effect of speeding up the amortization of DAC and VOBA, thus reducing earnings in the current period.

     We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities since this impacts EGP. Note 6 contains roll forwards of DAC and VOBA including the amounts capitalized, amounts amortized and the effect of the unrealized gains.

  Goodwill

     Through December 31, 2001, goodwill was amortized on a straight-line basis over periods of 25 to 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, we test goodwill for impairment at least on an annual basis, and we concluded that there had been no impairments in 2002. Goodwill was $312 at December 31, 2002 and 2001 and 8.8% and 9.2% as a percentage of shareholders' equity at these dates. We regularly review the carrying amounts for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. When considered impaired, the carrying amounts are written down to a value determined by using a combination of fair value and discounted cash flows.

  Other

     At December 31, 2002 and 2001, we had reinsurance receivables of $889 and $914 and policy loans of $135 and $153 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

     At December 31, 2002 and 2001, the fair values of the assets related to the defined benefit pension plans were $331 and $361. The projected benefit obligations at December 31, 2002 and 2001 were $322 and $267 with the primary growth due to actuarial losses which arose primarily from an actual loss on the return on plan assets versus an 8% return assumed in the actuarial assumptions. The 2002 decline in assets reflects the decline in the equity markets in which most of these assets are invested coupled with a consistent level of benefit payments. Net periodic benefit cost, which includes service cost, interest cost, return on plan assets and net amortization and deferrals of gains and losses, contributed $3.0 and $3.5 to our income for 2002 and 2001. See Note 14 for further details regarding our pension plans.

CAPITAL RESOURCES

  Stockholders' Equity

     The following table shows our capital adequacy.

                                            2002      2001      2000      1999      1998
                                           -------   -------   -------   -------   -------
Total assets less separate accounts......  $28,824   $26,848   $25,010   $24,174   $22,584
Total stockholders' equity...............    3,540     3,391     3,159     2,753     3,052
Ratio of stockholders' equity to assets
  less separate accounts.................     12.3%     12.6%     12.6%     11.4%     13.5%

     The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on available-for-sale securities, which are included as a component of stockholders' equity, increased $196 and $69 in 2002 and 2001, reflecting lower interest rates partially offset by increased credit spreads.

     In 2002 we repurchased 7,881,300 of our common shares at an average cost of $43.69 per share compared to 4,437,100 shares at an average cost of $42.42 in 2001. In August 2002, our board refreshed our share repurchase authorization to cover 5 million shares, of which approximately 2.8 million shares remained at December 31, 2002.

     We consider existing capital resources to be more than adequate to support the current level of our business activities.

     The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. Our insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies' assessments of our business strategies have enabled our major life insurance affiliates to attain the following claims paying ratings:

                                                              JP LIFE   JPFIC   JPLA
                                                              -------   -----   ----
A.M. Best...................................................    A++      A++    A++
Standard & Poor's...........................................    AAA      AAA    AAA
Fitch Ratings...............................................    AA+      AA+    AA+

     The ratings by A.M. Best and Standard & Poor's are currently the highest available by those rating agencies and have been recently reaffirmed. Standard & Poor's also kept in effect their negative outlook for Jefferson Pilot and the life insurance industry as a whole. In 2002, Fitch Ratings downgraded our major life insurance affiliates' ratings to AA+, the agency's second highest rating, along with numerous other companies in the financial services industry. This action by Fitch has not had a perceptible effect on us, but a very significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

  Short-Term Borrowings and Debt

     We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. In May 2002, we replaced an expiring $375 bank credit agreement with new unsecured revolving credit agreements, currently aggregating $525, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper had various maturities, with $74 at December 31, 2002 in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $453 and $297 at December 31, 2002 and 2001 were 1.44% and 3.72%. The maximum amount outstanding during 2002 and 2001 was $455 and $565.

     Our commercial paper is currently rated by two rating agencies.

AGENCY                                                        RATING
------                                                        ------
Fitch.......................................................   F1+
Standard & Poor's...........................................   A1+

     These are both the highest ratings that the agencies issue and have been affirmed in the past nine months. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

     Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgage obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At December 31, 2002 and 2001, repurchase agreements, including accrued interest, were $499 and $292, with the increase reflecting lower interest rates on repurchase agreements compared to rates on commercial paper. The securities involved had a fair value and amortized cost of $532 and $493 at December 31, 2002 versus $306 and $289 at December 31, 2001. The maximum principal amounts outstanding were $636 and $457 during 2002 and 2001.

LIQUIDITY

     We meet liquidity requirements primarily by positive cash flows from the operations of subsidiaries. We have sufficient overall sources of liquidity to satisfy operating requirements. Primary sources of cash from our insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash for our insurance operations include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes. Primary sources of cash from the Communications operations are revenues from broadcast advertising, and primary uses include payments for commissions, compensation and related costs, sports rights, interest, income taxes and purchases of fixed assets.

     Cash provided by operations in 2002, 2001 and 2000 was $428, $801 and $501. The primary reason for the large swings was approximately $208 of single premiums that were received pending policy issuance in late 2001 and reported as cash received from operations in that year. In 2002 those policies were issued and the premiums were reported as a decrease in cash from operations in 2002 and an increase in policyholder deposits.

     Net cash used in investing activities was $1,599, $1,425 and $611 in 2002, 2001 and 2000, reflecting increased investment purchases primarily using proceeds received from net policyholder contract deposits due to higher sales.

     Net cash provided by financing activities was $1,099, $737 and $74 in 2002, 2001 and 2000, including cash inflows from policyholder contract deposits net of withdrawals of $1,404, $1,321 and $512, reflecting both the increase in sales and the processing of the premiums received in late 2001. Net borrowings increased in 2002 to fund investing activities as well as stock repurchases.

     In order to meet the parent company's dividend payments, debt servicing obligations and other expenses, we receive dividends from subsidiaries. Subsidiaries paid total cash dividends of $455, $414 and $649 in 2002, 2001 and 2000. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state's insurance regulator. The limits are based in part on the prior year's statutory income and capital, which are negatively impacted by bond losses and write downs. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

     Cash and cash equivalents were $67, $139 and $26 at December 31, 2002, 2001 and 2000. The decrease from 2002 reflects the build up of cash used to pay off the MEDS in January 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $424, $542 and $549 at these dates. We consider these securities to be sources of liquidity to support our strategies.

     Total debt and equity securities available-for-sale at December 31, 2002 and 2001 were $16,874 and $14,639.

  Off Balance Sheet Liabilities and Commitments

     One of our subsidiaries entered into an agreement with an unaffiliated third party to provide for the initial and periodic purchase of the majority of its loans receivable. This agreement is renewable on an annual basis. If the agreement is not renewed, we can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at December 31, 2002 was $16. We have no other off balance sheet arrangements of a financing nature.

     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $419 as of December 31, 2002, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $258 over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

     We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of December 31, 2002 approximates $73. These commitments will be funded through cash flows from operations and investment maturities.

INVESTMENTS

  Portfolio Description

     Our strategy for managing the investment portfolio of our insurance subsidiaries is to consistently meet pricing assumptions while appropriately managing credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities and commercial mortgage loans. The nature and quality of investments our insurance subsidiaries hold must comply with state regulatory requirements. We have established a formal investment policy, which describes our overall quality and diversification objectives and limits.

     The following table shows the carrying values of our invested assets. Approximately 80% of our portfolio has been designated as available-for-sale
(AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section above. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there will be a difference between fair value and carrying value for HTM securities.

                                                 DECEMBER 31, 2002      DECEMBER 31, 2001
                                                 ------------------     ------------------
Publicly-issued bonds..........................  $15,239      62.6%     $13,312      59.8%
Privately-placed bonds.........................    4,238      17.4        4,125      18.5
                                                 -------     -----      -------     -----
  Subtotal bonds...............................   19,477      80.0       17,437      78.3
Redeemable preferred stock.....................       24       0.1           30       0.1
                                                 -------     -----      -------     -----
  Subtotal debt securities.....................   19,501      80.1       17,467      78.4
Mortgage loans on real property................    3,294      13.5        3,094      13.9
Common stock...................................      407       1.7          509       2.3
Non-redeemable preferred stock.................        2       0.0            2       0.0
Policy loans...................................      909       3.7          911       4.1
Real estate....................................      133       0.6          132       0.6
Other..........................................       33       0.1           20       0.1
Cash and equivalents...........................       67       0.3          139       0.6
                                                 -------     -----      -------     -----
          Total................................  $24,346     100.0%     $22,274     100.0%
                                                 =======     =====      =======     =====

  Credit Risk Management and Impairment Review

     Our internal guidelines require an average quality of an S&P or equivalent rating of "A" or higher for the entire bond portfolio. At December 31, 2002 the average quality rating of our bond portfolio was "A+". We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

                             S&P OR                                            % OF
         SVO               EQUIVALENT       AMORTIZED    FAIR     CARRYING   CARRYING
       RATING             DESIGNATION         COST       VALUE     VALUE      VALUE
       ------          ------------------   ---------   -------   --------   --------
1                      AAA                   $ 5,084    $ 5,427   $ 5,423      27.8%
1                      AA                      1,843      1,996     1,979      10.1
1                      A                       4,649      5,054     4,957      25.5
2                      BBB                     5,626      5,948     5,855      30.0
3                      BB                        770        685       692       3.6
4                      B                         371        350       353       1.8
5                      CCC and lower             199        151       160       0.8
6                      In or near default         85         80        82       0.4
                                             -------    -------   -------     -----
                       Total                 $18,627    $19,691   $19,501     100.0%
                                             =======    =======   =======     =====

     Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of December 31, 2002. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

                                                                               CARRYING
CREDITOR                                                       SECTOR           VALUE
--------                                                ---------------------  --------
Bank of America.......................................  Banks                    $104
Wachovia..............................................  Banks                      99
General Electric......................................  Capital Goods              94
Burlington Northern Santa Fe..........................  Transportation             88
U. S. Bancorp.........................................  Banks                      88
Verizon Communications................................  Communications             86
Scana.................................................  Utilities                  86
Citigroup.............................................  Banks                      86
Cargill...............................................  Consumer Non-Cyclical      85
National Rural Utilities..............................  Utilities                  84

     Throughout 2002 large bankruptcy filings, defaults by companies within certain industries and specific country-related issues adversely affected the bond market. In addition, we witnessed significant deterioration in credit ratings throughout the year. Industries that were particularly affected included passenger airlines, communications, energy and technology. Credit spreads increased considerably, resulting in significantly lower market values on bonds in these sectors.

     As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

     In identifying "potentially distressed securities" we first screen for all securities that have a fair value to amortized cost ratio of less than 80%. However, as part of this identification process, management must make assumptions and judgments using the following information:

     - current fair value of the security compared to amortized cost

     - length of time the fair value was below amortized cost

     - industry factors or conditions related to a geographic area that are negatively affecting the security

     - downgrades by a rating agency

     - past due interest or principal payments or other violation of covenants

     - deterioration of the overall financial condition of the specific issuer

     In analyzing securities for other-than-temporary impairments, we then pay special attention to securities that have been potentially distressed for a period greater than six months. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than twelve months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment professionals and consultants, improving financial performance or valuation of underlying assets specifically pledged to support the credit.

     When we identify a security as potentially impaired, we add it to our potentially distressed security list and determine if the impairment is other than temporary. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other than temporarily impaired. In this review, we consider the following criteria:

     - fundamental analysis of the liquidity and financial condition of the specific issuer

     - underlying valuation of assets specifically pledged to support the credit

     - time period in which the fair value has been significantly below amortized cost

     - industry sector or geographic area applicable to the specific issuer

     - our ability and intent to retain the investment for a sufficient time to recover its value

     When this intensive review determines that the decline is other than temporary based on management's judgment, the security is written down to fair value through a charge to realized investment gains and losses and is moved to the Corporate and Other segment. We adjust the amortized cost for both AFS and HTM securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

  Below Investment Grade Securities

     We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

     The following table shows the ten largest below investment grade debt security exposures by individual issuer at December 31, 2002.

                                                                                       GROSS
                                                        AMORTIZED                    UNREALIZED
             CREDITOR                     SECTOR          COST      CARRYING VALUE      LOSS
             --------                -----------------  ---------   --------------   ----------
El Paso............................  Utilities             $65           $53            $(11)
Rite Aid...........................  Consumer Cyclical      48            42              (6)
Intertape Polymer Group............  Basic Materials        35            41              --
Qwest Communications...............  Communications         44            34             (11)
Williams Companies.................  Utilities              35            33              (2)
Carolina Tractor Equipment.........  Capital Goods          25            27              --
American Airlines..................  Transportation         42            27             (16)
Delta Airlines.....................  Transportation         30            23              (9)
Allied Waste.......................  Utilities              25            22              (4)
Mirant.............................  Energy                 21            21              (3)

     Bonds of these issuers that are investment grade are not included in these values. Securities of several of these creditors are also on the potentially distressed security list and are subject to additional analysis for other-than-temporary impairment.

     At December 31, 2002 and 2001, below investment grade bonds were $1,287 or 6.6% and $1,065 or 6.1% of the carrying value of the bond portfolio. These are higher than our historical exposures. We are currently managing our below investment grade bonds to reduce our exposure as a percentage of the total portfolio over time.

  Unrealized Gains and Losses

     The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads, which have caused temporary price fluctuations. However, within the specific bonds with unrealized losses, we further stratify and analyze them as discussed above to determine if the unrealized loss is other than temporary.

     The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of December 31, 2002.

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                  COST        GAINS        LOSSES      VALUE     VALUE
                                                ---------   ----------   ----------   -------   --------
AVAILABLE-FOR-SALE, CARRIED AT FAIR VALUE:
US Treasury obligations and direct obligations
  of US Government agencies...................   $   340      $   27       $  --      $   367   $   367
Federal agency mortgage backed securities
  (including collateralized mortgage
  obligations)................................     3,225         224          --        3,449     3,449
Obligations of states and political
  subdivisions................................        79           5          --           84        84
Corporate obligations.........................    10,094         746        (237)      10,603    10,603
Corporate private-labeled mortgage backed
  securities (including collateralized
  mortgage obligations).......................     1,829         113          (4)       1,938     1,938
Redeemable preferred stock....................        24           1          (1)          24        24
                                                 -------      ------       -----      -------   -------
         Subtotal, debt securities............    15,591       1,116        (242)      16,465    16,465
Non-redeemable preferred stock................         2          --          --            2         2
Common stock..................................        44         366          (3)         407       407
                                                 -------      ------       -----      -------   -------
Securities available-for-sale.................    15,637       1,482        (245)      16,874    16,874
                                                 -------      ------       -----      -------   -------
HELD-TO-MATURITY, CARRIED AT AMORTIZED COST:
Obligations of state and political
  subdivisions................................        11           1          --           12        11
Corporate obligations.........................     3,025         233         (45)       3,213     3,025
                                                 -------      ------       -----      -------   -------
Debt securities held-to-maturity..............     3,036         234         (45)       3,225     3,036
                                                 -------      ------       -----      -------   -------
         Total AFS and HTM securities.........   $18,673      $1,716       $(290)     $20,099   $19,910
                                                 =======      ======       =====      =======   =======

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific bonds, overall market interest rates or credit spreads as well as our decisions concerning the timing of any sales may impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2001 were $1,114 and $(369).

     The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of December 31, 2002:

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                  COST        GAINS        LOSSES      VALUE     VALUE
                                                ---------   ----------   ----------   -------   --------
Industrials
  Basic Materials.............................   $ 1,079      $   72       $ (28)     $ 1,123   $ 1,100
  Capital Goods...............................       785          56         (13)         828       819
  Communications..............................       525          40         (24)         541       535
  Consumer Cyclical...........................     1,922         143         (22)       2,043     2,001
  Consumer Non-Cyclical.......................     1,111          95          (6)       1,200     1,179
  Energy......................................     1,194          76         (24)       1,246     1,237
  Technology..................................       114           4          (3)         115       114
  Transportation..............................       759          70         (54)         775       770
  Other Industrials...........................       479          40          --          519       516
Utilities.....................................     2,446         167         (74)       2,539     2,510
Financials
  Banks.......................................     1,628         150         (14)       1,764     1,738
  Insurance...................................       343          23          (1)         365       362
  Other Financials............................     1,187          78         (20)       1,245     1,233
Mortgage Backed Securities (including
  Commercial Mortgage Backed Securities)......     5,055         336          (4)       5,387     5,387
                                                 -------      ------       -----      -------   -------
         Total................................   $18,627      $1,350       $(287)     $19,690   $19,501
                                                 =======      ======       =====      =======   =======

     We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

     The following table shows the maturity date distribution of our debt securities in an unrealized loss position at December 31, 2002. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

                                                                          GROSS
                                                   AMORTIZED    FAIR    UNREALIZED   CARRYING
                                                     COST      VALUE      LOSSES      VALUE
                                                   ---------   ------   ----------   --------
Due in one year or less..........................   $   64     $   58     $  (7)      $   59
Due after one year through five years............      425        382       (42)         395
Due after five years through ten years...........      668        592       (76)         606
Due after ten years through twenty years.........      619        504      (115)         519
Due after twenty years...........................      317        279       (38)         281
Amounts not due at a single maturity date........       80         72        (8)          71
                                                    ------     ------     -----       ------
  Subtotal.......................................    2,173      1,887      (286)       1,931
Redeemable preferred stocks......................        4          3        (1)           3
                                                    ------     ------     -----       ------
          Total..................................   $2,177     $1,890     $(287)      $1,934
                                                    ======     ======     =====       ======

     The following table shows the credit quality of our debt securities with unrealized losses at December 31, 2002.

                                                                            % OF
                                                    % OF      GROSS        GROSS
   SVO     S&P OR EQUIVALENT   AMORTIZED    FAIR    FAIR    UNREALIZED   UNREALIZED   CARRYING
 RATING       DESIGNATION        COST      VALUE    VALUE     LOSSES       LOSSES      VALUE
 ------    ------------------  ---------   ------   -----   ----------   ----------   --------
1          AAA/AA/A             $  406     $  372    19.7%    $ (34)        11.8%      $  380
2          BBB                     798        725    38.3       (72)        25.1          737
3          BB                      539        442    23.4       (97)        33.8          452
4          B                       227        196    10.4       (31)        10.8          200
5          CCC and lower           181        133     7.0       (49)        17.1          141
6          In or near default       26         22     1.2        (4)         1.4           24
                                ------     ------   -----     -----        -----       ------
           Total                $2,177     $1,890   100.0%    $(287)       100.0%      $1,934
                                ======     ======   =====     =====        =====       ======

     The following table shows the bonds of individual creditors that have unrealized losses of $10 or greater as of December 31, 2002. Bonds of the same creditors that have unrealized gains are not included.

                                                            AMORTIZED   CARRYING   UNREALIZED
CREDITOR                                        SECTOR        COST       VALUE        LOSS
--------                                    --------------  ---------   --------   -----------
American Airlines.........................  Transportation     $42        $27         $(16)
P G & E...................................  Utilities           27         11          (16)
Continental Airlines......................  Transportation      38         31          (13)
Qwest Communications......................  Communications      52         42          (13)
El Paso...................................  Utilities           65         53          (11)

     The following table shows the length of time that individual securities have been in a continuous unrealized loss position.

                                                             GROSS      % OF GROSS
                                                   FAIR    UNREALIZED   UNREALIZED   CARRYING
                                                  VALUE      LOSSES       LOSSES      VALUE
                                                  ------   ----------   ----------   --------
More than 1 year................................  $1,000     $(195)        67.9%      $1,025
6 months - 1 year...............................     169       (39)        13.6          180
Less than 6 months..............................     721       (53)        18.5          729
                                                  ------     -----        -----       ------
          Total.................................  $1,890     $(287)       100.0%      $1,934
                                                  ======     =====        =====       ======

     Of the $287 gross unrealized losses at December 31, 2002, approximately $150 was included in our potentially distressed securities list mentioned above. Of this amount, $8 had been continuously included in our potentially distressed securities list for more than twelve months.

     Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets and declines in market interest rates has led to an increase in both unrealized gains and losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other than temporary, including our ability and intent to hold the security until the value recovers. Our current evaluation of other-than-temporary impairments reflects our positive intent to hold certain securities until maturity. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

  Realized Losses -- Write Downs and Sales

     Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

     In 2002 we had other-than-temporary impairments on bonds of $163 as compared to $55 for 2001. The individual impairments in excess of $10, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

     2002

     - $19.8 write down of manufactured housing debt that was secured by long term mortgages on mobile homes and a corporate guarantee from the manufacturer and underwriter of the underlying collateral. The manufacturer filed for Chapter 11 bankruptcy protection rendering the corporate guarantee essentially worthless. In addition, we concluded that projected cash flows of the underlying collateral may be insufficient based on third-party valuations. This had no impact on other holdings in our portfolio.

     - $19.8 write down of securitized refinanced HUD residential loans that also carried a corporate guarantee from the finance company that made the underlying loans. The finance company filed for Chapter 11 bankruptcy protection, which left us unable to collect under the corporate guarantee. Again, we concluded that projected cash flows of the underlying collateral may be insufficient based on third-party valuations. This had no impact on other holdings in our portfolio.

     - $19.6 write down on debt of WorldCom, Inc., which filed for bankruptcy in July. This issuer had specific problems with accounting restatements and potentially questionable business practices. The entire telecommunications sector has been under pressure due to overcapacity. We then sold these securities in 2002. We specifically looked at other creditors in this sector including several on our potentially distressed security list and determined that at this point, the unrealized losses on securities we hold of other material creditors are temporary.

     - $16.5 write down related to United Airlines equipment trust certificates. This airline filed for Chapter 11 bankruptcy protection. This had no impact on other holdings in our portfolio.

     - $11.6 write down on debt of NRG Energy that defaulted due to liquidity issues brought upon by rapid ratings downgrades. We then sold these securities in 2002. The bulk of our holdings in the utilities sector are regulated utility bonds. However, we did review our exposure to unregulated companies, whose bonds are typically lower rated and display greater risk profile than regulated companies. In this review we did not identify any other write downs.

     2001

     - $13.0 write down on unsecured debt of Burlington Industries. The textile manufacturer had been suffering from liquidity issues and filed for Chapter 11 bankruptcy protection. We reviewed our exposure to securities issued by other textile manufacturers and did not identify any other write downs. This security was sold in 2002 at a price equal to book value.

     There were no individual impairments in excess of $10 for 2000. The other write downs resulting from other-than-temporary impairments in all years were spread across many different sectors and related to specific issuer circumstances. The majority of write downs in 2002 were in the transportation, energy and telecommunications sectors.

     In 2002, we incurred losses of $37 on sales of securities. The only individually material realized loss that occurred in 2002 from a sale of securities was an $8.9 loss on debt of Williams Cos., Inc., which suffered significant credit downgrades within a short period. The other realized losses from sales of securities were individually less than $1.0. These disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

  Mortgage Backed Securities

     Mortgage backed securities (including Commercial Mortgage Backed Securities) at December 31, 2002 and 2001, all of which are included in debt securities available-for-sale, were as follows:

                                                               2002     2001
                                                              ------   ------
Federal agency issued mortgage backed securities............  $3,449   $3,254
Corporate private-labeled mortgage backed securities........   1,938    2,330
                                                              ------   ------
          Total.............................................  $5,387   $5,584
                                                              ======   ======

     Our investment strategy with respect to mortgage backed securities (MBS) portfolio focuses on actively traded issues with less volatile cash flows. The majority of the MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to mitigate cash flow volatility over a range of interest rates.

     Because of the steep decline in interest rates to record lows, the mortgage market has experienced record levels of refinancings and the structural protection of our MBS portfolio has eroded. We experienced prepayments on mortgage-backed securities totaling $1,277 or 22.8% of the average carrying value of the MBS portfolio in 2002, which exceeded our expectations. Our MBS portfolio is primarily a discount portfolio; therefore, larger than expected prepayments accelerated the amortization of income in 2002. Also, pursuant to SFAS 91, we adjusted our long-term prepayment speeds for the calculation of effective yields on a retrospective basis as a result of these prepayments. These two factors increased 2002 investment income by $7.6 after tax. Further, these repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. The decline in interest rates has continued into 2003, and we have continued to receive additional prepayments.

  Mortgage Loans

     We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At December 31, 2002 and 2001, our allowances for mortgage loan credit losses were $36 and $29.

  Derivative Instruments

     Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through December 31, 2002 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $278 and $132 were open as of December 31, 2002 and 2001. During 2002, we began using interest rate swaps to hedge future bond purchases that will back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the income that will eventually be earned on bonds that will back annuity contracts issued. These interest rates contracts are generally terminated within a month. Effective August 1, 2002, we now purchase S&P 500 Index(R) options in association with our current sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in existence.

MARKET RISK EXPOSURES

     Since our assets and liabilities are largely monetary in nature, our financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks. During 2002, 10 year U.S. Treasury rates decreased 124 basis points versus an increase of 14 basis points in 2001.

     In a falling interest rate environment, the risk of prepayment on some fixed income securities increases and funds prepaid are then reinvested at lower yields. We limit this risk by concentrating the fixed income portfolio mainly on non-callable securities, by selecting MBS's that are structured to minimize cash flow volatility and by purchasing securities that provide for "make-whole" type prepayment fees. Falling interest rates can also impact demand for our products, as bank certificates of deposit with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for us to sustain spreads between rates credited on interest-sensitive products and portfolio earnings rates, thereby prompting withdrawals by policyholders. We manage these risks by adjusting our interest crediting rates with due regard to the yield of our investment portfolio, minimum rate guarantees and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

     As is typical in the industry, our life and annuity products contain minimum rate guarantees regarding interest we credit. For interest sensitive life products, our minimum rates range from approximately 2.5% to 6.0%, with an approximate weighted average of 4.2%. For annuity products, our minimum rates range from 3.0% to 6.0%, with the greatest concentration in the 3.5% to 4.0% range.

     We employ various methodologies to manage our exposure to interest rate risks. Our asset/liability management process focuses primarily on the management of interest rate risk of our insurance operations. We monitor the duration of insurance liabilities compared to the duration of assets backing the insurance lines, measuring the optionality of cash flows. Our goal in this analysis is to prudently balance profitability and risk for each insurance product category, and for us as a whole. At December 31, 2002 and 2001, 89% of policy liabilities related to interest-sensitive portfolios.

     We also consider the timing of cash flows arising from market risk sensitive instruments and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments include debt and equity securities available-for-sale and held-to-maturity (including MBS securities), mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements and interest rate swaps.

     We have derived estimated incremental loss amounts by modeling estimated cash flows of our market risk sensitive instruments and insurance portfolios. Incremental income or loss is net of taxes at 35%. The model also assumes that all short-term debt consisting of commercial paper and reverse repurchase agreements are replaced with similar instruments. Estimated cash flows produced in the model assume reinvestments representative of our current investment strategy, and calls/prepayments include scheduled maturities as well as those expected to occur when borrowers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios consider the relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on our existing business in force as of December 31, 2002 and does not consider new sales of life and annuity products or the potential impact of interest rate fluctuations on sales.

     The following table shows our estimate of the impact that various hypothetical interest rate scenarios would have on our earnings for a single year, based on the assumptions in our model. We believe that, based upon historically low current interest rates, a symmetrical change in interest rates is not reasonably possible. Our model shows the effect on income with an increase up to 300 basis points and a decrease in 100 basis points. We believe that the 300 basis point increase or 100 basis point decrease, experienced gradually over four quarters, reflects reasonably possible near term changes in interest rates as of December 31, 2002. The incremental loss for a year derives primarily from differences in the yield curves and in the sensitivities they introduce to our model.

                                                              ESTIMATED INCREMENTAL
CHANGE IN INTEREST RATE                                         SINGLE YEAR LOSS
-----------------------                                       ---------------------
+ 300 basis points..........................................           $(6)
+ 200 basis points..........................................            (4)
+ 100 basis points..........................................            (2)
-100 basis points...........................................            (1)

     Generally, an increase in interest rates will benefit our earnings in the insurance portfolio, yet increase our interest expense on short-term debt. Conversely, a decrease in interest rates will decrease earnings from the insurance portfolio as minimum rate guarantees would begin to take effect and/or competitive conditions would not permit us to reduce crediting rates, while we would benefit from the decline in interest expense on our short-term debt.

     Changes in interest rates for a single year illustrated above assume shifts in the yield curve, graded pro-rata over four quarters. The model also assumes that changes in our crediting rates will occur correspondingly with declines or increases in investment yields. The above table reflects the effect on one year. A spike in interest rates of 300 basis points that lasts for three years would produce a significantly larger estimated loss in the second and third years, as policyholders would potentially seek more attractive rates elsewhere. Correspondingly, a larger than 100 basis point decrease would cause a significantly larger estimated loss in the single year and cumulatively, as minimum rate guarantees would prohibit us from lowering credited rates on most products.

     The incremental income or loss for shifts in excess of those shown or that occur more quickly than quarterly grading does not have a linear relationship to the values shown above. The incremental loss resulting from a higher change in interest rates would be proportionally greater due to the optionality of our interest-sensitive assets and liabilities. In contrast, the incremental income resulting from a greater decrease in interest rates would be proportionally less due to the effect of minimum rate guarantees in our interest-sensitive liabilities. A significant change in the slope of the yield curve could also affect our results. For example, competing products such as bank CDs could become relatively more attractive than our longer duration annuities under an inverted yield curve, resulting in higher policyholder withdrawals. An anticipated increase in interest rates could also suggest that we would term out some of the short-term debt, which the model does not take into consideration.

     We are exposed to equity price risk on our equity securities (other than trading). We hold common stock with a fair value of $407; approximately $368 is in a single issuer, Bank of America Corporation (BankAmerica). We believe that a hypothetical 20% decline in the equity market is possible in the near term. If the market value of the S&P 500 Index, and of BankAmerica common stock specifically, decreased 20%, the fair value of our common stock as of December 31, 2002 would change as follows:

                                                              HYPOTHETICAL CHANGE IN
                                                               FAIR VALUE FROM 20%
                                                                  MARKET DECLINE
                                                              ----------------------
BankAmerica common stock....................................           $(74)
Remaining equity securities.................................             (7)
                                                                       ----
          Total change in fair values.......................           $(81)
                                                                       ====

     Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated, but may be subject to changes in fair values which are reflected in equity. Note 18 presents additional disclosures concerning fair values of financial assets and financial liabilities.

EXTERNAL TRENDS AND FORWARD LOOKING INFORMATION

     We operate within the United States financial services and broadcasting markets, which are both subject to general economic conditions. Interest rates on longer maturity debt instruments began trending down in late 2000 as economic growth slowed and have continued to drop dramatically especially in 2002 and early 2003. Additional changes in rates may affect our businesses in many ways as discussed earlier in the Market Risk Exposure section. As noted in the Investment section, the prolonged decline in general economic conditions has increased our credit risk. A prolonged period of further declining or even level interest rates in their current position would have an impact on our Individual and AIP segments. Investments purchased for those segments yielding rates lower than our current portfolio rates will lower our overall portfolio earned rates. In the Individual and AIP segments, there are minimum crediting rates on policyholder accounts inherent in the insurance portfolio due to both product guarantees and various state requirements. Our inability to reduce crediting rates in response to the declines in earned rates would result in a significant negative impact on future earnings. Furthermore, a continued general economic weakness would cause deterioration in our balance sheet and our overall future profitability.

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

     Demographic changes include the aging of the baby boomers, reaching their high earning years at a time when investment yields from both equities and fixed rate products are at historically low points. This challenge has been met by the insurance industry by offering various types of fixed and variable products aimed at this population. The industry's overall individual life insurance sales in the U.S. increased 3% for 2002 and reflected a trend towards those financial products with a fixed rate given the volatility in the equity markets. As discussed previously, our individual life sales growth continues to be better than the overall industry.

  Regulatory and Legal Environment

     The U.S. insurance industry has experienced mergers, acquisitions, consolidations, sales of business lines and marketing arrangements with other financial services providers. These activities have been driven by a need to reduce costs of distribution and to increase economies of scale in the face of growing competition from larger insurers, banks, securities brokers, mutual funds and other non-traditional competitors. We expect further strategic alignments in the financial services industry given changing demographics, technological advances, customer expectations for one-stop shopping, and the modernization of the regulatory framework for financial services under the Gramm-Leach-Bliley Act. We continue to analyze our options within this environment for increasing distribution, adding products and technology and improving economies of scale.

     Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The NAIC completed the process of codifying SAP to promote standardization of methods. Our statutory surplus increased $41.6 as we implemented the codified SAP effective January 1, 2001.

     State guaranty associations make assessments to cover losses to policyholders of insolvent or rehabilitated insurance companies. Assessments may be partially recovered through a reduction in future premium taxes in most states. We have accrued for expected assessments net of estimated future premium tax deductions.

     See Item 3 for discussion of Legal Proceedings.

  Environmental Liabilities

     We are exposed to environmental regulation and litigation as a result of ownership of investment real estate and real estate owned by JPCC. Our actual loss experience has been minimal and we consider our exposure to environmental losses to be insignificant.

  Accounting Pronouncements

     See Note 2.

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

     Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the depth and duration of the current economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including the Bush Administration's tax proposals on dividends and retirement savings, and estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier in this
Item 7.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2002        2002         2002            2002
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 851      $ 874         $ 877          $ 900
Realized investment gains (losses).................       34          4             4            (64)
                                                       -----      -----         -----          -----
Revenues...........................................      885        878           881            836
Benefits and expenses..............................      667        680           694            729
Provision for income taxes.........................       72         67            62             34
                                                       -----      -----         -----          -----
Net income before dividends on Capital
  Securities.......................................      146        131           125             73
Dividends on Capital Securities....................       (6)        (6)           (6)            (7)
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 140      $ 125         $ 119          $  66
                                                       =====      =====         =====          =====
Per share of common stock..........................    $0.93      $0.84         $0.82          $0.46
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $0.92      $0.83         $0.81          $0.46
                                                       =====      =====         =====          =====

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2001        2001         2001            2001
                                                     ---------   --------   -------------   ------------
                                                           (IN MILLIONS EXCEPT SHARE INFORMATION)
Revenues, excluding realized investment gains......    $ 797      $ 799         $ 821          $ 847
Realized investment gains (losses).................       57         30            24            (45)
                                                       -----      -----         -----          -----
Revenues...........................................      854        829           845            802
Benefits and expenses..............................      625        616           636            653
Provision for income taxes.........................       76         72            70             45
                                                       -----      -----         -----          -----
Net income before dividends on Capital Securities
  and cumulative effect of change in accounting
  principle........................................      153        141           139            104
Dividends on Capital Securities....................       (6)        (6)           (6)            (7)
Cumulative effect of change in accounting for
  derivative instruments, net of income taxes
  (1)..............................................        1         --            --             --
                                                       -----      -----         -----          -----
Net income available to common stockholders........    $ 148      $ 135         $ 133          $  97
                                                       =====      =====         =====          =====
Per share of common stock..........................    $0.97      $0.88         $0.88          $0.64
                                                       =====      =====         =====          =====
Per share of common stock -- assuming dilution.....    $0.96      $0.87         $0.87          $0.64
                                                       =====      =====         =====          =====

---------------

(1) Effective January 1, 2001, the Company adopted FASB statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Jefferson-Pilot Corporation

     We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative financial instruments.

                                          /s/ ERNST & YOUNG LLP

Greensboro, North Carolina
February 3, 2003, except for
  Note 19, as to which the
  date is March 10, 2003

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                               2002           2001
                                                              -------        -------
                                                                (DOLLAR AMOUNTS IN
                                                                 MILLIONS EXCEPT
                                                                SHARE INFORMATION)
                                       ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost $15,591 and $13,904)....................  $16,465        $14,128
  Debt securities held to maturity, at amortized cost (fair
    value $3,225 and $3,378)................................    3,036          3,339
  Equity securities available for sale, at fair value (cost
    $46 and $29)............................................      409            511
  Mortgage loans on real estate.............................    3,294          3,094
  Policy loans..............................................      909            911
  Real estate...............................................      133            132
  Other investments.........................................       33             20
                                                              -------        -------
         Total investments..................................   24,279         22,135
Cash and cash equivalents...................................       67            139
Accrued investment income...................................      302            281
Due from reinsurers.........................................    1,375          1,433
Deferred policy acquisition costs and value of business
  acquired..................................................    2,027          2,070
Goodwill....................................................      312            312
Assets held in separate accounts............................    1,785          2,148
Other assets................................................      462            478
                                                              -------        -------
         Total assets.......................................  $30,609        $28,996
                                                              =======        =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits....................................  $ 2,592        $ 2,565
  Policyholder contract deposits............................   19,545         18,017
  Dividend accumulations and other policyholder funds on
    deposit.................................................      248            250
  Policy and contract claims................................      161            181
  Other.....................................................      586            486
                                                              -------        -------
         Total policy liabilities...........................   23,132         21,499
Debt:
  Commercial paper and revolving credit borrowings..........      453            297
  Exchangeable Securities...................................       --            150
Securities sold under repurchase agreements.................      499            292
Currently payable income taxes..............................       46             24
Deferred income tax liabilities.............................      385            291
Liabilities related to separate accounts....................    1,785          2,148
Accounts payable, accruals and other liabilities............      469            604
                                                              -------        -------
         Total liabilities..................................   26,769         25,305
                                                              -------        -------
Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated
  debentures ("Capital Securities").........................      300            300
Stockholders' Equity:
  Common stock and paid in capital, par value $1.25 per
    share: authorized 350,000,000 shares; issued and
    outstanding 2002 -- 142,798,768 shares;
    2001 -- 150,006,582 shares..............................      180            188
  Retained earnings.........................................    2,750          2,789
  Accumulated other comprehensive income....................      610            414
                                                              -------        -------
                                                                3,540          3,391
                                                              -------        -------
         Total liabilities and stockholders' equity.........  $30,609        $28,996
                                                              =======        =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                 (DOLLAR AMOUNTS IN
                                                                  MILLIONS EXCEPT
                                                                 SHARE INFORMATION)
REVENUE:
Premiums and other considerations...........................  $1,564   $1,424   $1,365
Net investment income.......................................   1,623    1,533    1,430
Realized investment (losses) gains..........................     (22)      66      102
Communications sales........................................     210      196      210
Other.......................................................     105      111      131
                                                              ------   ------   ------
          Total revenue.....................................   3,480    3,330    3,238
                                                              ------   ------   ------
BENEFITS AND EXPENSES:
Insurance and annuity benefits..............................   1,999    1,796    1,660
Insurance commissions, net of deferrals.....................     115      132      134
General and administrative expenses, net of deferrals.......     167      171      180
Insurance taxes, licenses and fees..........................      78       71       68
Amortization of policy acquisition costs and value of
  business acquired.........................................     286      237      261
Communications operations...................................     125      123      121
                                                              ------   ------   ------
          Total benefits and expenses.......................   2,770    2,530    2,424
                                                              ------   ------   ------
Income before income taxes..................................     710      800      814
Income taxes................................................     235      263      277
                                                              ------   ------   ------
Net income before dividends on Capital Securities and
  cumulative effect of change in accounting principle.......     475      537      537
Dividends on Capital Securities.............................     (25)     (25)     (25)
Cumulative effect of change in accounting for derivative
  instruments, net of income taxes..........................      --        1       --
                                                              ------   ------   ------
Net income available to common stockholders.................  $  450   $  513   $  512
                                                              ======   ======   ======
EARNINGS PER SHARE:
Net income available to common stockholders before
  cumulative effect of change in accounting principle, net
  of income taxes...........................................  $ 3.07   $ 3.37   $ 3.31
Cumulative effect of change in accounting for derivative
  instruments, net of income taxes..........................      --     0.01       --
                                                              ------   ------   ------
NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS.......  $ 3.07   $ 3.38   $ 3.31
                                                              ======   ======   ======
NET INCOME PER SHARE AVAILABLE TO COMMON
  STOCKHOLDERS -- ASSUMING DILUTION.........................  $ 3.04   $ 3.34   $ 3.28
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                         ACCUMULATED OTHER       TOTAL
                                             AND                               COMPREHENSIVE     STOCKHOLDERS'
                                       PAID IN CAPITAL   RETAINED EARNINGS        INCOME            EQUITY
                                       ---------------   -----------------   -----------------   -------------
                                                (DOLLAR AMOUNTS IN MILLIONS EXCEPT SHARE INFORMATION)
BALANCE, JANUARY 1, 2000.............       $129              $2,358               $266             $2,753
  Net income before dividends on
     Capital Securities..............         --                 537                 --                537
  Other comprehensive income.........         --                  --                 79                 79
                                                                                                    ------
  Comprehensive income...............                                                                  616
  Common dividends $0.96 per share...         --                (152)                --               (152)
  Preferred dividends................         --                 (25)                --                (25)
  Common stock issued................         12                  --                 --                 12
  Common stock reacquired............        (10)                (35)                --                (45)
                                            ----              ------               ----             ------
BALANCE, DECEMBER 31, 2000...........        131               2,683                345              3,159
  Net income before dividends on
     Capital Securities..............         --                 538                 --                538
  Change in fair value of derivative
     financial instruments, net of
     income taxes....................         --                  --                  4                  4
  Unrealized gain on available for
     sale securities, net of income
     taxes...........................         --                  --                 65                 65
                                                                                                    ------
  Comprehensive income...............                                                                  607
  Common dividends $1.07 per share...         --                (166)                --               (166)
  Preferred dividends................         --                 (25)                --                (25)
  Common stock issued................          4                  --                 --                  4
  Common stock reacquired............        (11)               (177)                --               (188)
  Three-for-two common stock split...         64                 (64)                --                 --
                                            ----              ------               ----             ------
BALANCE, DECEMBER 31, 2001...........        188               2,789                414              3,391
  Net income before dividends on
     Capital Securities..............         --                 475                 --                475
  Change in fair value of derivative
     financial instruments, net of
     income taxes....................         --                  --                  9                  9
  Unrealized gain on available for
     sale securities, net of income
     taxes...........................         --                  --                187                187
                                                                                                    ------
  Comprehensive income...............                                                                  671
  Common dividends $1.18 per share...         --                (175)                --               (175)
  Preferred dividends................         --                 (25)                --                (25)
  Common stock issued................         22                  --                 --                 22
  Common stock reacquired............        (30)               (314)                --               (344)
                                            ----              ------               ----             ------
BALANCE, DECEMBER 31, 2002...........       $180              $2,750               $610             $3,540
                                            ====              ======               ====             ======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before dividends on Capital Securities...........  $   475    $   538    $   537
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Change in policy liabilities other than deposits..........      103         79        (21)
  Credits to policyholder accounts, net.....................      165        172        138
  Deferral of policy acquisition costs, net of
     amortization...........................................     (277)      (215)      (201)
  Change in receivables and asset accruals..................       15        (12)       (87)
  Change in payables and expense accruals...................     (127)       234        111
  Realized investment losses (gains)........................       22        (66)      (102)
  Depreciation and amortization.............................      (23)        19         29
  Amortization of value of business acquired, net...........       77         56         90
  Other.....................................................       (2)        (4)         7
                                                              -------    -------    -------
          Net cash provided by operating activities.........      428        801        501
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
  Sales.....................................................      719        421      1,002
  Maturities, calls and redemptions.........................    1,848      1,035        718
  Purchases.................................................   (4,214)    (2,303)    (2,261)
Securities held to maturity:
  Sales.....................................................       86         21         13
  Maturities, calls and redemptions.........................      425        405        481
  Purchases.................................................     (227)      (658)      (292)
Repayments of mortgage loans................................      188        156        122
Mortgage loans originated...................................     (394)      (477)      (350)
Increase (decrease) in policy loans, net....................        2        (19)       (25)
Acquisitions of subsidiaries, net of cash received..........       --         --         (3)
Other investing activities, net.............................      (32)        (6)       (16)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (1,599)    (1,425)      (611)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder contract deposits..............................    2,867      2,918      2,570
Withdrawals of policyholder contract deposits...............   (1,463)    (1,597)    (2,058)
Borrowings under short-term credit facilities...............    3,643      3,830      3,266
Repayments under short-term credit facilities...............   (3,487)    (3,937)    (3,222)
Net proceeds (payments) from securities sold under
  repurchase agreements.....................................      208       (105)      (126)
Repayment of ACES...........................................       --         --       (146)
Cash dividends paid.........................................     (198)      (187)      (173)
Common stock transactions, net..............................     (321)      (184)       (33)
Other financing activities, net.............................     (150)        (1)        (4)
                                                              -------    -------    -------
          Net cash provided by financing activities.........    1,099        737         74
                                                              -------    -------    -------
          Net (decrease) increase in cash and cash
            equivalents.....................................      (72)       113        (36)
Cash and cash equivalents, beginning........................      139         26         62
                                                              -------    -------    -------
Cash and cash equivalents, ending...........................  $    67    $   139    $    26
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid...........................................  $   222    $   258    $   223
                                                              =======    =======    =======
Interest paid...............................................  $    20    $    47    $    67
                                                              =======    =======    =======

                 See Notes to Consolidated Financial Statements

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT SHARE INFORMATION)
                               DECEMBER 31, 2002

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT TRANSACTIONS

NATURE OF OPERATIONS

     Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the life insurance and broadcasting industries. Life insurance, annuities, disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company's principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA), collectively referred to as JP Financial. Broadcasting operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. We have three immaterial investments in which we own less than 50% but greater than 20%. Neither the carrying value on the balance sheet nor the equity in earnings on the income statement related to these investments is material. We do not exercise control over any of these entities and therefore, do not consolidate these entities in accordance with ARB 51 and SFAS 94. We account for these investments on the equity method in accordance with APB 18. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, policy liabilities, and the potential effects of resolving litigated matters.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

     The Company includes with cash and cash equivalents its holdings of highly liquid investments, which mature within three months of the date of acquisition.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

DEBT AND EQUITY SECURITIES

     Debt and equity securities are classified as either securities held to maturity, stated at amortized cost, or securities available for sale, stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.

     Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered to be other than temporary are recognized in realized gains and losses. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

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

REAL ESTATE AND OTHER INVESTMENTS

     Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $51 and $47 at December 31, 2002 and 2001. Other investments are stated at equity, or the lower of cost or market, as appropriate.

PROPERTY AND EQUIPMENT

     Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $180 and $181 at December 31, 2002 and 2001.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Costs related to obtaining new and renewal business, including commissions, certain costs of underwriting and issuing policies, certain agency office expenses, and first year bonus interest or day one premium bonuses on annuities, all of which vary with and are primarily related to the production of new and renewal business, have been deferred.

     Deferred policy acquisition costs for traditional insurance products are amortized over the premium paying periods of the related contracts using the same assumptions for anticipated premium revenue that are used to compute liabilities for future policy benefits. For fixed universal life and annuity products, these costs are amortized at a constant rate based on the present value of the estimated future gross profits to be realized over the terms of the contracts, not to exceed 25 years.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Value of business acquired represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuity business purchased, using the same assumptions used to value the related liabilities. Amortization of the value of business acquired occurs over the related contract periods, using current crediting rates to accrete interest and a constant amortization rate based on the present value of expected future profits for fixed universal life and annuity products.

     Deferred policy acquisition costs and the value of business acquired for variable life and annuity products are amortized utilizing mean reversion techniques. In calculating the estimated gross profits for these products we utilize a long-term total net return on assets of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is utilized to maintain the model's overall long-term rate of return. The Company caps the reversion rate of return at 8.25% for one year and 10% for years two through five. Mean reversion techniques have the effect of smoothing out spikes or valleys in the amortization related to variable products.

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

GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $41 at December 31, 2002 and 2001. Under SFAS 142, carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. See further discussion under New Accounting Pronouncements below.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

STOCK BASED COMPENSATION

     The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with SFAS 123 for stock options granted to non-employees, specifically agents.

     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement.

     The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Net income, as reported.....................................  $ 450    $ 513    $ 512
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................     11       11        8
                                                              -----    -----    -----
Pro forma net income available to common stockholders.......  $ 439    $ 502    $ 504
                                                              =====    =====    =====
Earnings per share available to common stockholders, as
  reported..................................................  $3.07    $3.38    $3.31
Pro forma earnings per share available to common
  stockholders..............................................  $2.99    $3.30    $3.26
Earnings per share available to common
  stockholders -- assuming dilution, as reported............  $3.04    $3.34    $3.28
Pro forma earnings per share available to common
  stockholders -- assuming dilution.........................  $2.96    $3.27    $3.23

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill nor certain other intangible assets (primarily Federal Communication Commission

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

Licenses), but rather tests these intangible assets for impairment at least on an annual basis. During 2001, the Company recognized $13 of amortization expense related to these assets. The Company did not recognize any impairment losses upon adoption of SFAS 142. Further, the Company completed its annual test of impairment in the second quarter of 2002 and concluded that there had been no impairments. No subsequent events have occurred that would have led to impairment of goodwill and other intangibles.

     Following is a reconciliation of reported earnings to adjusted earnings as if SFAS 142 had been in effect for all periods presented. In connection with the implementation of SFAS 142, the Company did not change the life on any intangible that was subject to amortization:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Reported net income available to common stockholders........  $ 450   $ 513   $ 512
Add back: Goodwill amortization.............................     --      11      11
Add back: FCC Licenses amortization.........................     --       2       2
                                                              -----   -----   -----
Adjusted net income available to common stockholders........  $ 450   $ 526   $ 525
                                                              =====   =====   =====
Basic Earnings Per Share of Common Stock:
Reported net income available to common stockholders........  $3.07   $3.38   $3.31
Add back: Goodwill amortization.............................     --    0.07    0.07
Add back: FCC Licenses amortization.........................     --    0.01    0.01
                                                              -----   -----   -----
Adjusted net income available to common stockholders........  $3.07   $3.46   $3.39
                                                              =====   =====   =====
Earnings Per Share of Common Stock -- Assuming Dilution:
Reported net income available to common stockholders........  $3.04   $3.34   $3.28
Add back: Goodwill amortization.............................     --    0.07    0.07
Add back: FCC Licenses amortization.........................     --    0.01    0.01
                                                              -----   -----   -----
Adjusted net income available to common stockholders........  $3.04   $3.42   $3.36
                                                              =====   =====   =====

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company currently is not engaging in any exit or disposal activities.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45). The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 had no impact on the Company's financial statement disclosure for 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148), which is effective for fiscal years ending after December 15, 2002. The Statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation, if the Company had selected that method. SFAS 148 also increased the disclosure for companies' not electing to implement SFAS 123.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2002           2001           2000
                                               ------------   ------------   ------------
NUMERATOR:
  Net income before dividends on Capital
     Securities and cumulative effect of
     change in accounting principle..........  $        475   $        537   $        537
  Dividends on Capital Securities............            25             25             25
                                               ------------   ------------   ------------
  Numerator for net income per share and net
     income per share -- assuming
     dilution -- Net income available to
     common stockholders, before cumulative
     effect of change in accounting
     principle...............................  $        450   $        512   $        512
                                               ============   ============   ============
DENOMINATOR:
  Denominator for net income per share --
     weighted-average shares outstanding.....   146,846,698    151,914,983    154,575,633
  Effect of dilutive securities:
     Employee, director, and agent stock
       options...............................     1,375,644      1,496,187      1,345,802
                                               ------------   ------------   ------------
  Denominator for net income per
     share -- assuming dilution -- adjusted
     weighted-average shares outstanding.....   148,222,342    153,411,170    155,921,435
                                               ============   ============   ============
NET INCOME PER SHARE, BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...  $       3.07   $       3.37   $       3.31
                                               ============   ============   ============
NET INCOME PER SHARE -- ASSUMING DILUTION,
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......................  $       3.04   $       3.33   $       3.28
                                               ============   ============   ============

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 4.  INVESTMENTS

SUMMARY COST AND FAIR VALUE INFORMATION

     Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

                                                                       DECEMBER 31, 2002
                                                         ---------------------------------------------
                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                           COST        GAINS       (LOSSES)     VALUE
                                                         ---------   ----------   ----------   -------
AVAILABLE FOR SALE CARRIED AT FAIR VALUE
U.S. Treasury obligations and direct obligations of
  U.S. Government agencies.............................   $   340      $   27       $  --      $   367
Federal agency issued mortgage backed securities
  (including collateralized mortgage obligations)......     3,225         224          --        3,449
Obligations of states and political subdivisions.......        79           5          --           84
Corporate obligations..................................    10,094         746        (237)      10,603
Corporate private-labeled mortgage backed securities
  (including collateralized mortgage obligations)......     1,829         113          (4)       1,938
Redeemable preferred stocks............................        24           1          (1)          24
                                                          -------      ------       -----      -------
Subtotal, debt securities..............................    15,591       1,116        (242)      16,465
Equity securities......................................        46         366          (3)         409
                                                          -------      ------       -----      -------
Securities available for sale..........................   $15,637      $1,482       $(245)     $16,874
                                                          =======      ======       =====      =======
HELD TO MATURITY CARRIED AT AMORTIZED COST
Obligations of state and political subdivisions........   $    11      $    1       $  --      $    12
Corporate obligations..................................     3,025         233         (45)       3,213
                                                          -------      ------       -----      -------
Debt securities held to maturity.......................   $ 3,036      $  234       $ (45)     $ 3,225
                                                          =======      ======       =====      =======

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
                                                          =======      ======       =====      =======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONTRACTUAL MATURITIES

     Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2002, according to contractual maturity date, are as indicated below. Actual future maturities may differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

                                                           AVAILABLE FOR SALE     HELD TO MATURITY
                                                           -------------------   ------------------
                                                           AMORTIZED    FAIR     AMORTIZED    FAIR
                                                             COST       VALUE      COST      VALUE
                                                           ---------   -------   ---------   ------
Due in one year or less..................................   $   455    $   463    $  371     $  377
Due after one year through five years....................     2,630      2,790       927        980
Due after five years through ten years...................     5,156      5,499     1,073      1,160
Due after ten years through twenty years.................     2,251      2,309       515        544
Due after twenty years...................................     4,992      5,309       149        164
Amounts not due at a single maturity date................        83         71         1         --
                                                            -------    -------    ------     ------
                                                             15,567     16,441     3,036      3,225
Redeemable preferred stocks..............................        24         24        --         --
                                                            -------    -------    ------     ------
                                                            $15,591    $16,465    $3,036     $3,225
                                                            =======    =======    ======     ======

INVESTMENT CONCENTRATION, RISK AND IMPAIRMENT

     Investments in debt and equity securities include 1,747 issuers, with no one corporate issuer representing more than one percent of investments. Debt and equity securities include investments in Bank of America of $368 and $584 as of December 31, 2002 and 2001.

     The Company's mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by retail (32%), industrial (20%), office (18%), apartment (17%), and hotel (11%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 34% of stated mortgage loan balances as of December 31, 2002 are due from borrowers in South Atlantic states, approximately 21% are due from borrowers in West South Central states and approximately 12% are due from borrowers in Pacific states. No other geographic region represents as much as 10% of December 31, 2002 mortgage loans.

     At December 31, 2002 and 2001, the recorded investment in mortgage loans that are considered to be impaired was $66 and $81. Delinquent loans outstanding as of December 31, 2002 and 2001 totaled $12 and $0. The related allowance for credit losses on all mortgage loans was $36 at December 31, 2002 and $29 at December 31, 2001. The average recorded investment in impaired loans was $77, $67 and $57 during the years ended December 31, 2002, 2001 and 2000, on which interest income of $6, $7 and $3 was recognized.

     The Company uses repurchase agreements to meet various cash requirements. At December 31, 2002 and 2001, the amounts held in debt securities available for sale pledged as collateral for these borrowings were $532 and $306.

SECURITIES LENDING

     In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $533 and $555 at December 31, 2002 and $248 and $258 at December 31, 2001.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CHANGES IN NET UNREALIZED GAINS ON SECURITIES

     Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

                                                               NET UNREALIZED GAINS (LOSSES)
                                                              -------------------------------
                                                                 DEBT        EQUITY
                                                              SECURITIES   SECURITIES   TOTAL
                                                              ----------   ----------   -----
Net unrealized gains on securities available for sale as of
  December 31, 1999.........................................    $(146)       $ 412      $ 266
Change during year ended December 31, 2000:
  Increase (decrease) in stated amount of securities........      460         (152)       308
  Decrease in value of business acquired and deferred policy
     acquisition costs......................................     (190)          --       (190)
  Increase in carrying value of Exchangeable Securities
     (Note 8)...............................................       --            4          4
  Decrease (increase) in deferred income tax liabilities....      (95)          52        (43)
                                                                -----        -----      -----
Increase (decrease) in net unrealized gains included in
  other comprehensive income................................      175          (96)        79
                                                                -----        -----      -----
Net unrealized gains on securities available for sale as of
  December 31, 2000.........................................       29          316        345
Change during year ended December 31, 2001:
  Increase (decrease) in stated amount of securities........      165           (5)       160
  Decrease in value of business acquired and deferred policy
     acquisition costs......................................      (48)          --        (48)
  Decrease in carrying value of Exchangeable Securities
     (Note 8)...............................................       --          (11)       (11)
  Increase in derivative financial instruments..............        6           --          6
  Decrease (increase) in deferred income tax liabilities....      (40)           2        (38)
                                                                -----        -----      -----
Increase (decrease) in net unrealized gains included in
  other comprehensive income................................       83          (14)        69
                                                                -----        -----      -----
Net unrealized gains on securities available for sale as of
  December 31, 2001.........................................      112          302        414
Change during year ended December 31, 2002:
  Increase (decrease) in stated amount of securities........      650         (119)       531
  Decrease in value of business acquired and deferred policy
     acquisition costs......................................     (238)          --       (238)
  Increase in derivative financial instruments..............        9           --          9
  Decrease (increase) in deferred income tax liabilities....     (144)          38       (106)
                                                                -----        -----      -----
Increase (decrease) in net unrealized gains included in
  other comprehensive income................................      277          (81)       196
                                                                -----        -----      -----
Net unrealized gains on securities available for sale as of
  December 31, 2002.........................................    $ 389        $ 221      $ 610
                                                                =====        =====      =====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NET INVESTMENT INCOME

     The details of investment income, net of investment expenses, follow:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Interest on debt securities...............................   $1,325   $1,270   $1,202
Investment income on equity securities....................       18       23       27
Interest on mortgage loans................................      250      234      212
Interest on policy loans..................................       52       48       49
Other investment income...................................       23       29       34
                                                             ------   ------   ------
Gross investment income...................................    1,668    1,604    1,524
Investment expenses.......................................      (45)     (71)     (94)
                                                             ------   ------   ------
Net investment income.....................................   $1,623   $1,533   $1,430
                                                             ======   ======   ======

     Investment expenses include interest, salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

REALIZED GAINS AND LOSSES

     The details of realized investment gains (losses) including other than temporary impairments follow:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------    -----    -----
Common stocks...............................................  $ 160     $146     $120
Debt securities.............................................   (167)     (80)     (22)
                                                              -----     ----     ----
     Total securities.......................................     (7)      66       98
Real estate.................................................     (2)       1        1
Other.......................................................     (8)      (2)       1
Amortization of deferred policy acquisition costs and value
  of business acquired......................................     (5)       1        2
                                                              -----     ----     ----
Realized investment (losses) gains..........................  $ (22)    $ 66     $102
                                                              =====     ====     ====

     Information about total gross realized gains and losses including other than temporary impairments on securities transactions follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------    -----    -----
Gross realized:
  Gains.....................................................  $ 196     $160     $136
  Losses....................................................   (203)     (94)     (38)
                                                              -----     ----     ----
Net realized (losses) gains on total securities.............  $  (7)    $ 66     $ 98
                                                              =====     ====     ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Information about gross realized gains and losses including other than temporary impairments on available for sale securities transactions follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------    -----    -----
Gross realized:
  Gains.....................................................  $ 191     $156     $266
  Losses....................................................   (182)     (75)     (23)
                                                              -----     ----     ----
Net realized gains on available for sale securities.........  $   9     $ 81     $243
                                                              =====     ====     ====

OTHER INFORMATION

     The Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. The net carrying amounts of sold securities were $86, $27, and $17 for 2002, 2001, and 2000. The realized gains/(losses) on the securities were $0, $(6), and $(4) for 2002, 2001, and 2000.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

     SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company's derivative instruments of $18 and $10 at December 31, 2002 and 2001, are included in other investments in the accompanying balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. The Company accounts for changes in fair values of derivatives that are not part of a hedge or do not qualify for hedge accounting through current earnings during the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company's hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

CASH FLOW HEDGING STRATEGY

     The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. For the year ended December 31, 2002 and 2001 the ineffective portion of the Company's cash flow hedging instruments, which is recognized in realized investment gains, was not significant. At December 31, 2002 and 2001 the maximum term of interest rate swaps that hedge floating rate investments were ten years and eleven years.

     The Company also uses interest rate swaps to hedge anticipated purchases of assets that support the annuity line of business. As assets are purchased, the interest rate swap is unwound resulting in a realized gain/(loss) which effectively offsets the change in the cost of the assets purchased to back annuities issued. The gain/(loss) is amortized into income over time, resulting in an overall yield that is consistent with the companies' pricing assumptions.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. For the year ended December 31, 2002 and 2001, the Company's realized investment gains were insignificant.

     For the year ended December 31, 2002 and 2001, the Company recognized other comprehensive income related to cash flow hedges of $5 and $3.

     For the year ended December 31, 2002 and 2001, the Company did not reclassify any significant gains or losses into earnings as a result of the discontinuance of its cash flow hedges. Further, the Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

OTHER DERIVATIVES

     The Company markets equity-indexed annuities as the result of its purchase of The Guarantee Life Companies Inc. and its subsidiaries, including Guarantee Life Insurance Company, collectively referred to as Guarantee. These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income. For the year ended December 31, 2002 and 2001, activity reflected in net investment income related to these options was not significant.

     The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains and were insignificant for the year ended December 31, 2002 and 2001.

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

NOTE 6.  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

DEFERRED POLICY ACQUISITION COSTS

     Information about deferred policy acquisition costs follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Beginning balance.........................................   $1,410   $1,219   $1,091
Deferral:
  Commissions.............................................      357      284      274
  Other...................................................      122      100       80
                                                             ------   ------   ------
                                                                479      384      354
Amortization..............................................     (202)    (169)    (153)
Adjustment related to unrealized (gains) on debt
  securities available for sale...........................     (159)     (24)     (75)
Adjustment related to realized losses (gains) on debt
  securities..............................................       (3)      --        2
                                                             ------   ------   ------
Ending balance............................................   $1,525   $1,410   $1,219
                                                             ======   ======   ======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

VALUE OF BUSINESS ACQUIRED

     Information about value of business acquired follows:

                                                                YEAR ENDED DECEMBER 31,
                                                               -------------------------
                                                                2002     2001     2000
                                                               ------   ------   -------
Beginning balance...........................................    $660     $740     $ 949
Deferral of commissions and accretion of interest...........       7       12        18
Amortization................................................     (84)     (68)     (108)
Adjustment related to unrealized (gains) losses on debt
  securities available for sale.............................     (79)     (25)     (115)
Adjustment related to realized (gains) losses on debt
  securities................................................      (2)       1        --
Adjustment related to purchase accounting...................      --       --        (4)
                                                                ----     ----     -----
Ending balance..............................................    $502     $660     $ 740
                                                                ====     ====     =====

     During 2000, the Company finalized its purchase accounting for the acquisition of Guarantee, resulting in an adjustment to decrease the value of business acquired by $4.

     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

                                                              AMORTIZATION
YEAR                                                           PERCENTAGE
----                                                          ------------
2003........................................................      11.5%
2004........................................................       9.8%
2005........................................................       8.4%
2006........................................................       7.9%
2007........................................................       7.7%

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

     Credited interest rates for universal life-type products ranged from 4.0% to 7.5% in 2002 and 2001, and 4.1% to 6.7% in 2000. The average credited interest rates for universal life-type products were 5.6% each of the last three years. For annuity products, credited interest rates generally ranged from 3.0% to 7.8% in 2002, 4.0% to 9.8% in 2001 and 4.0% to 9.0% in 2000.

MORTALITY AND WITHDRAWAL ASSUMPTIONS

     Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.

     For structured settlements issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table and the 1969-71
U. S. Life Tables. For similar products issued between 1987 and 1999, mortality assumptions are based on blends of the 1983a and 1979-81 U.S. Life Tables. For similar products issued after 1999, mortality assumptions are based on the Annuity 2000 Mortality Table.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     For immediate annuities, the 1971 IAM is used for issues prior to 1992, the 83a table is used for issues between 1992 and 1999, and issues after 1999 use the 2000a table.

ACCIDENT AND HEALTH AND DISABILITY INSURANCE LIABILITIES ACTIVITY

     Activity in the liabilities for accident and health and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

                                                              2002   2001   2000
                                                              ----   ----   ----
Balance as of January 1.....................................  $540   $552   $524
Less reinsurance recoverables...............................   135    146    130
                                                              ----   ----   ----
Net balance as of January 1.................................   405    406    394
                                                              ----   ----   ----
Amount incurred:
  Current year..............................................   366    304    270
  Prior years...............................................   (38)   (44)   (15)
                                                              ----   ----   ----
                                                               328    260    255
                                                              ----   ----   ----
Less amount paid:
  Current year..............................................   211    174    148
  Prior years...............................................    90     87     95
                                                              ----   ----   ----
                                                               301    261    243
                                                              ----   ----   ----
Net balance as of December 31...............................   432    405    406
Plus reinsurance recoverables...............................   132    135    146
                                                              ----   ----   ----
Balance as of December 31...................................  $564   $540   $552
                                                              ====   ====   ====
Balance as of December 31 included with:
  Future policy benefits....................................  $530   $498   $485
  Policy and contract claims................................    34     42     67
                                                              ----   ----   ----
                                                              $564   $540   $552
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

NOTE 8.  DEBT AND EXCHANGEABLE SECURITIES

COMMERCIAL PAPER AND REVOLVING CREDIT BORROWINGS

     The Company has entered into a bank credit agreement for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. In May 2002, the Company replaced an expiring $375 bank agreement with new unsecured revolving credit agreements, currently aggregating $525, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. As of December 31, 2002, outstanding commercial paper had various maturities, with none in excess of 120 days. The Company can issue commercial paper with maturities of up to 270 days. In the event the Company is not able to remarket commercial paper at maturity, the Company has sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES weighted-average interest rates for commercial paper borrowings outstanding of $453 and $297 at December 31, 2002 and 2001 were 1.44% and 3.72%.

EXCHANGEABLE SECURITIES

     The Mandatorily Exchangeable Debt Securities (MEDS) and Automatic Common Exchange Securities (ACES) are collectively referred to as Exchangeable Securities.

  MEDS

     On January 10, 2002, the Company repaid the MEDS for $150 in cash, representing the original principal of the debt, plus accrued interest.

  ACES

     On January 21, 2000, the Company repaid the ACES for $146 in cash, plus accrued interest.

INTEREST

     Interest expense totaled $15, $44, and $67 for 2002, 2001 and 2000, respectively.

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

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK

     Changes in the number of shares outstanding are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2002          2001          2000
                                                  -----------   -----------   -----------
Shares outstanding, beginning...................  150,006,582   154,305,846   155,017,028
Shares issued under stock option plans..........      673,486       141,075       391,590
Shares reacquired...............................   (7,881,300)   (4,440,339)   (1,102,772)
                                                  -----------   -----------   -----------
Shares outstanding, ending......................  142,798,768   150,006,582   154,305,846
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

SHAREHOLDERS' RIGHTS PLAN

     Under a shareholders' rights plan, one common share purchase right is attached to each share of the Company's common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company's common stock by any person or group. Following such an event, each right, unless redeemed by the Company's Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $156.67 an amount of common stock of the Company (or in the discretion of the

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 143 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.30 cents per right at any time before they become exercisable.

PREFERRED STOCK

     The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be fixed by the Board of Directors, subject to certain limitations on voting rights.

NOTE 11.  STOCK INCENTIVE PLANS

LONG TERM STOCK INCENTIVE PLAN

     Under the Long Term Stock Incentive Plan, a Committee of independent directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company's stock, to employees of the Company and to life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.

     A total of 13,616,841 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2002. The option price may not be less than the market value of the Company's common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.

NON-EMPLOYEE DIRECTORS' PLAN

     Under the Non-Employee Directors' Stock Option Plan, 758,721 shares of the Company's common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 2002. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. This plan will terminate as to further awards on March 31, 2003.

SUMMARY STOCK OPTION ACTIVITY

     Summarized information about the Company's stock option activity follows:

                                           2002                     2001                     2000
                                  ----------------------   ----------------------   ----------------------
                                               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                                 PRICE                    PRICE                    PRICE
                                   OPTIONS     PER SHARE    OPTIONS     PER SHARE    OPTIONS     PER SHARE
                                  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding beginning of year...   9,492,389    $34.82      7,644,441    $31.32      6,847,190    $30.08
Granted.........................   1,436,361     47.71      2,222,163     46.39      1,329,225     35.96
Exercised.......................    (707,740)    26.63       (132,948)    21.43       (386,091)    22.13
Forfeited.......................    (268,204)    44.15       (241,267)    37.79       (145,883)    39.85
                                  ----------    ------     ----------    ------     ----------    ------
Outstanding end of year.........   9,952,806    $37.01      9,492,389    $34.82      7,644,441    $31.32
                                  ==========    ======     ==========    ======     ==========    ======
Exercisable at end of year......   7,576,734    $34.23      6,070,322    $30.82      5,337,104    $27.81
                                  ==========    ======     ==========    ======     ==========    ======
Weighted-average fair value of
  options granted during the
  year..........................  $    10.73               $    11.27               $     8.96
                                  ==========               ==========               ==========

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     The following table summarizes certain stock option information at December 31, 2002:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        ----------------------------------------   --------------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                                     REMAINING      WEIGHTED-                    WEIGHTED-
                                        NUMBER OF   CONTRACTUAL      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICES                 SHARES        LIFE       EXERCISE PRICE    SHARES     EXERCISE PRICE
------------------------                ---------   -----------   --------------   ---------   --------------
$13.37 - $16.59.......................    914,684       1.6           $15.41         914,684       $15.41
$20.78 - $25.72.......................  1,677,928       3.6            24.80       1,677,928        24.80
$32.33 - $35.96.......................  1,908,294       5.3            35.12       1,664,450        35.00
$36.00 - $46.17.......................  2,066,852       5.2            41.84       2,006,685        41.78
$46.55 - $51.04.......................  3,385,048       7.9            47.02       1,312,987        46.90
                                        ---------                     ------       ---------       ------
                                        9,952,806                     $37.01       7,576,734       $34.23
                                        =========                     ======       =========       ======

     These tables include 551,346 outstanding and 421,594 exercisable stock options held by life insurance agents. These are five year options with most vesting based on future production and forfeitures have been much higher than on other options. They are expensed upon vesting in accordance with SFAS 123.

     The fair value was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 5.0%, 5.2% and 6.7%; volatility factors of the expected market price of the Company's common stock of 0.22, 0.22 and 0.20; and a weighted-average expected life of the options of 7.9 years for 2002, 8.1 years for 2001 and 8.6 years for 2000. Dividends were assumed to increase by 10% annually.

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

     The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP;
6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; and 7) certain assets are not admitted for purposes of determining surplus under SAP.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     Effective January 1, 2001, the NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual with certain exceptions. Codification has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory basis financial statements. The effect of the adoption of Codification was to increase statutory surplus by $42 in 2001, primarily through the addition of deferred income taxes.

     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder's equity of these life insurance subsidiaries on the basis of GAAP is as follows:

                                                               2002     2001     2000
                                                              ------   ------   ------
STATUTORY ACCOUNTING PRACTICES
Net income for the year ended December 31...................  $  240   $  353   $  561
                                                              ======   ======   ======
Statutory capital and surplus as of December 31.............  $1,555   $1,547   $1,529
                                                              ======   ======   ======
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
Net income for the year ended December 31...................  $  323   $  400   $  577
                                                              ======   ======   ======
Stockholder's equity as of December 31......................  $4,023   $3,720   $3,561
                                                              ======   ======   ======

     Prior to its acquisition, Guarantee converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets, including revenue therefrom, allocated to the participating policies will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $336 and $364 at December 31, 2002 and $342 and $369 at December 31, 2001. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

     Risk-Based Capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2002, the life insurance subsidiaries' adjusted capital and surplus exceeded their authorized control level RBC.

     The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Depending on the timing of payments, approximately $114 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2003 without regulatory approval.

     Some states require life insurers to maintain a certain value of securities on deposit with the state in order to conduct business in that state. Our insurance subsidiaries had securities totaling $27 million on deposit with various states in 2002 and 2001.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 13.  INCOME TAXES

     Income taxes reported are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Current expense.............................................  $238   $222   $215
Deferred expense............................................    (3)    41     62
Cumulative effect of change in accounting for derivative
  instruments...............................................    --      1     --
                                                              ----   ----   ----
          Total income tax expense..........................  $235   $264   $277
                                                              ====   ====   ====

     A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Federal income tax rate.....................................  35.0%    35.0%    35.0%
Reconciling items:
  Tax exempt interest and dividends received deduction......  (1.4)    (0.8)    (1.0)
  Other decreases, net......................................  (0.5)    (1.2)      --
                                                              ----     ----     ----
Effective income tax rate...................................  33.1%    33.0%    34.0%
                                                              ====     ====     ====

     The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Deferred tax assets:
  Difference in policy liabilities..........................  $402    $380
  Obligation for postretirement benefits....................     6       6
  Deferred compensation.....................................     4      25
  Differences in investment basis...........................   (24)     --
  Other deferred tax assets.................................    45      87
                                                              ----    ----
Gross deferred tax assets...................................   433     498
                                                              ----    ----
Deferred tax liabilities:
  Net unrealized gains on securities........................   327     221
  Deferral of policy acquisition costs and value of business
     acquired...............................................   407     355
  Deferred gain recognition for income tax purposes.........    16      16
  Differences in investment bases...........................    --      23
  Depreciation differences..................................    18      15
  Other deferred tax liabilities............................    50     159
                                                              ----    ----
Gross deferred tax liabilities..............................   818     789
                                                              ----    ----
Net deferred income tax liability...........................  $385    $291
                                                              ====    ====

     Federal income tax returns for all years through 1994 are closed. The Internal Revenue Service has examined tax years 1995, 1996, 1997 and 1998, and assessments totaling $33.5 million have been proposed. The assessments pertain to issues related to timing differences between tax accounting and accounting principles generally accepted in the United States. The Company has contested the proposed assessments. The 1999 tax year is currently under examination by the Internal Revenue Service, and no assessments have been proposed to date.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

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

NOTE 14.  RETIREMENT BENEFIT PLANS

PENSION PLANS

     The Company and its subsidiaries have defined benefit pension plans, which are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pension plans is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $267    $240
  Service cost..............................................    11      12
  Interest cost.............................................    20      19
  Actuarial loss............................................    42      16
  Benefits paid.............................................   (18)    (20)
                                                              ----    ----
Benefit obligation at end of year...........................   322     267
                                                              ----    ----
Change in plan assets:
  Fair value of assets at beginning of year.................   361     385
  Actual return on plan assets..............................   (13)     (3)
  Transfer in...............................................     1      (1)
  Benefits paid.............................................   (18)    (20)
                                                              ----    ----
Fair value of assets at end of year.........................   331     361
                                                              ----    ----
Funded status of the plans..................................     9      94
Unrecognized net gain.......................................     9     (80)
Unrecognized transition net asset...........................    (4)     (6)
Unrecognized prior service cost.............................     1       4
                                                              ----    ----
Prepaid benefit cost........................................  $ 15    $ 12
                                                              ====    ====

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Weighted-average assumptions as of December 31:
  Discount rate.............................................    6.8%     7.0%     7.5%
  Expected return on plan assets............................    8.0%     8.0%     8.0%
  Rate of compensation increase.............................    4.0%     5.0%     5.5%
Components of net periodic benefit cost:
  Service cost, benefits earned during the year.............  $  11    $  12    $  11
  Interest cost on projected benefit obligation.............     20       19       19
  Expected return on plan assets............................    (30)     (30)     (27)
  Net amortization and deferral.............................     (4)      (5)      (6)
                                                              -----    -----    -----
Benefit cost................................................  $  (3)   $  (4)   $  (3)
                                                              =====    =====    =====

OTHER POSTRETIREMENT BENEFIT PLANS

     The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees' active service period. The non-pension postretirement expense was $2 in 2002, and $1 in 2001 and 2000.

DEFINED CONTRIBUTION PLANS

     Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company's common stock. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $4, $4 and $3 during 2002, 2001 and 2000.

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

     JPFIC reinsures 74% of the Periodic Payment Annuities (PPA) and 100% COLI and Affiliated credit insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. The amount due from reinsurers in the consolidated balance sheets includes $889 and $914 due from the Household affiliates at December 31, 2002 and 2001.

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

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

JPFIC has the option to terminate the PPA and COLI reinsurance agreements on the seventh anniversary of the acquisition, by recapturing the related assets and liabilities at an agreed-upon price or their then current fair values as independently determined.

     As of December 31, 2002 and 2001, JPFIC had reinsurance recoverable of $79 and $81 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $144 and $162 of securities and short-term investments as of December 31, 2002 and 2001, 50% of which is included in investments in the accompanying consolidated balance sheets.

     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2002.

     The effects of reinsurance on total premiums and other considerations and total benefits are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Premiums and other considerations, before effect of
  reinsurance ceded.........................................  $1,758   $1,601   $1,571
Less premiums and other considerations ceded................     194      177      206
                                                              ------   ------   ------
Net premiums and other considerations.......................  $1,564   $1,424   $1,365
                                                              ======   ======   ======
Benefits, before reinsurance recoveries.....................  $2,360   $2,024   $1,922
Less reinsurance recoveries.................................     361      228      262
                                                              ------   ------   ------
Net benefits................................................  $1,999   $1,796   $1,660
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

     The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is reportable segment results, which excludes realized gains and losses. The accounting policies

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES of the business segments are the same as those described in Note 2. Substantially all revenue is derived from sales in the United States, and foreign assets are not material. The following table summarizes financial information of the reportable segments:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
ASSETS
Individual Products.........................................  $16,671   $16,155
AIP.........................................................    9,397     8,765
Benefit Partners............................................      909       791
Communications..............................................      204       202
Corporate & other...........................................    3,428     3,083
                                                              -------   -------
          Total assets......................................  $30,609   $28,996
                                                              =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
REVENUES
Individual Products.........................................  $1,822   $1,721   $1,684
AIP.........................................................     686      647      629
Benefit Partners............................................     698      602      537
Communications..............................................     208      195      206
Corporate & other...........................................      88       99       80
                                                              ------   ------   ------
                                                               3,502    3,264    3,136
Realized investment gains, before tax.......................     (22)      66      102
                                                              ------   ------   ------
          Total revenues, before cumulative effect of change
            in accounting principle.........................  $3,480   $3,330   $3,238
                                                              ======   ======   ======
TOTAL REPORTABLE SEGMENT RESULTS AND RECONCILIATION TO NET
  INCOME AVAILABLE TO COMMON STOCKHOLDERS
Individual Products.........................................  $  293   $  295   $  287
AIP.........................................................      80       75       78
Benefit Partners............................................      48       44       33
Communications..............................................      40       34       41
Corporate & other...........................................       4       20        6
                                                              ------   ------   ------
          Total reportable segment results, before
            cumulative effect of change in accounting
            principle.......................................     465      468      445
Realized investment gains/(losses), net of tax..............     (15)      44       67
                                                              ------   ------   ------
          Net income available to common stockholders,
            before cumulative effect of change in accounting
            principle.......................................     450      512      512
          Cumulative effect of change in accounting for
            derivative instruments, net of income taxes.....      --        1       --
                                                              ------   ------   ------
          Net income available to common stockholders.......  $  450   $  513   $  512
                                                              ======   ======   ======

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
NET INVESTMENT INCOME (EXPENSE)
Individual Products.........................................  $  924   $  877   $  840
AIP.........................................................     577      530      482
Benefit Partners............................................      60       55       51
Communications..............................................      (3)      (4)      (5)
Corporate & other...........................................      65       75       62
                                                              ------   ------   ------
          Total net investment income.......................  $1,623   $1,533   $1,430
                                                              ======   ======   ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE
  OF BUSINESS ACQUIRED
Individual Products.........................................  $  167   $  144   $  158
AIP.........................................................      38       38       46
Benefit Partners............................................      81       55       57
                                                              ------   ------   ------
Amortization reflected in total reportable segment
  results...................................................     286      237      261
Amortization on realized investment (losses) gains..........       5       (1)      (2)
                                                              ------   ------   ------
Amortization of deferred policy acquisition costs and value
  of business acquired......................................  $  291   $  236   $  259
                                                              ======   ======   ======
INCOME TAX EXPENSE (BENEFIT)
Individual Products.........................................  $  158   $  158   $  153
AIP.........................................................      43       41       42
Benefit Partners............................................      26       24       18
Communications..............................................      26       22       27
Corporate & other...........................................     (11)      (4)       2
                                                              ------   ------   ------
          Total operating income tax expense................     242      241      242
Income tax (benefit) expense on realized investment gains...      (7)      22       35
                                                              ------   ------   ------
          Total income tax expense..........................  $  235   $  263   $  277
                                                              ======   ======   ======

     The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTE 17.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income, along with related tax effects, are as follows:

                                                          UNREALIZED
                                                           GAINS ON      DERIVATIVE
                                                          AVAILABLE-     FINANCIAL
                                                           FOR-SALE     INSTRUMENTS
                                                          SECURITIES   GAINS/(LOSSES)   TOTAL
                                                          ----------   --------------   -----
BALANCE AT DECEMBER 31, 1999............................     $266           $--         $266
Unrealized holding gains arising during period, net of
  $128 tax expense......................................      237            --          237
Less: reclassification adjustment
  Gains realized in net income, net of $85 tax
     expense............................................      158            --          158
                                                             ----           ---         ----
BALANCE AT DECEMBER 31, 2000............................      345            --          345
Unrealized holding gains arising during period, net of
  $64 tax expense.......................................      118            --          118
Change in fair value of derivatives, net of $2 tax
  expense...............................................       --             4            4
Less: reclassification adjustment
  Gains realized in net income, net of $28 tax
     expense............................................       53            --           53
                                                             ----           ---         ----
BALANCE AT DECEMBER 31, 2001............................      410             4          414
Unrealized holding gains arising during period, net of
  $104 tax expense......................................      193            --          193
Change in fair value of derivatives, net of $5 tax
  expense...............................................       --             9            9
Less: reclassification adjustment
  Gains realized in net income, net of $3 tax expense...        6            --            6
                                                             ----           ---         ----
BALANCE AT DECEMBER 31, 2002............................     $597           $13         $610
                                                             ====           ===         ====

NOTE 18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

                                                           2002                 2001
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
FINANCIAL ASSETS
Debt securities available for sale................  $16,465    $16,465   $14,128    $14,128
Debt securities held to maturity..................    3,036      3,225     3,339      3,378
Equity securities available for sale..............      409        409       511        511
Mortgage loans....................................    3,294      3,608     3,094      3,254
Policy loans......................................      909      1,010       911      1,011
Derivative financial instruments..................       18         18        10         10
FINANCIAL LIABILITIES
Annuity contract liabilities in accumulation
  phase...........................................    7,622      7,295     6,837      6,585
Commercial paper and revolving credit
  borrowings......................................      453        453       297        297
Exchangeable Securities...........................       --         --       150        150
Securities sold under repurchase agreements.......      499        499       292        292
Capital Securities................................      300        300       300        309

     The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts in the consolidated balance sheets due to their short-term

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES maturity or availability. Assets and liabilities related to separate accounts are reported at fair value in the consolidated balance sheets.

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

NOTE 19.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheet, approximates $73 at December 31, 2002.

     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

     In connection with a previous acquisition, the Company acquired a closed block of business that was financed by a loan program collateralized by pledged mutual fund shares of the Company's policyholders. In late 1997, the acquired company entered into an agreement with an unaffiliated third party that provides for the initial and periodic purchase of the majority of its collateralized loans receivable. This agreement is renewable on an annual basis. If the agreement is not renewed, JP can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at December 31, 2002 was $16. JP has no other off balance sheet arrangements of a financing nature.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts, and future sports programming rights as of December 31, 2001. The Company also has commitments to sell a portion of the sports programming rights to other entities, over the same period. They are as follows:

                                                            COMMITMENTS   REVENUES   NET
                                                            -----------   --------   ----
2003......................................................     $ 57         $ 25     $ 32
2004......................................................       57           26       31
2005......................................................       52           26       26
2006......................................................       47           26       21
2007......................................................       45           28       17
Thereafter................................................      160          127       33
                                                               ----         ----     ----
Total.....................................................     $418         $258     $160
                                                               ====         ====     ====

     These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use.

     The Company and certain life insurance subsidiaries have been defendants in two separate proposed class action suits. The plaintiffs' fundamental claim in the first suit is that policy illustrations were misleading to consumers. The second suit alleges that a predecessor company, decades ago, unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. In 2002, the Company increased its litigation accrual by $23.1 taking into consideration the status of pending litigation for class action suits and other cases. On March 10, 2003, the Company announced that a North Carolina judge had authorized us to send a notice to participating class policyholders that an agreement had been reached with plaintiff's counsel to settle one of the existing class action suits. In the settlement, the Company has denied any wrongdoing but believes that the settlement provides benefits to the policyholder class, and to the Company by resolving and eliminating the need for corporate resources to be spent on a lawsuit that has been pending for seven years. In the second suit, management believes that the Company's practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the background information under the heading "Proposals I and II -- Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting to be held on May 5, 2003 (Proxy Statement). Executive Officers are described in Part I above.

     We incorporate by reference the information under the heading "Stock Ownership -- Section 16(a) beneficial ownership reporting compliance" in the Proxy Statement relating to the absence of any delinquent filers under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

     We incorporate by reference the information under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We incorporate by reference the information under the headings "Stock Ownership" and "Equity Compensation Plan Information" in the Proxy Statement. We have no equity compensation plans that have not been approved by shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information under the heading "Is the Compensation Committee Independent?" in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) This portion of Item 15 appears in a separate section of this report. See the index on page F-1. The List and Index of Exhibits appears on pages E-1 - E-2 of this report.

     (b) No Form 8-K was filed in the fourth quarter 2002.

     (c) Exhibits appear in a separate section of this report. See page E-1.

     (d) Financial Statement Schedules -- This portion of Item 15 appears in a separate section of this report. See the index on page F-1.

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
                                                            David A. Stonecipher
                                                            Chairman and Chief Executive Officer
                                                            (also signing as Principal Executive Officer
                                                            and Director)
                         DATE                               March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)                                        /s/ THERESA M. STONE
                                --------------------------------------------------------
NAME AND TITLE)                                     Theresa M. Stone
                                               Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)
DATE                                                 March 26, 2003

BY (SIGNATURE)                                       /s/ REGGIE D. ADAMSON
                                --------------------------------------------------------
(NAME AND TITLE)                                   Reggie D. Adamson
                                      Senior Vice President, Financial Operations
                                             (Principal Accounting Officer)
DATE                                                 March 26, 2003

BY (SIGNATURE)                                        /s/ EDWIN B. BORDEN*
                                --------------------------------------------------------
(NAME AND TITLE)                               Edwin B. Borden, Director
DATE                                                 March 26, 2003

BY (SIGNATURE)                                     /s/ WILLIAM H. CUNNINGHAM*
                                --------------------------------------------------------
(NAME AND TITLE)                            William H. Cunningham, Director
DATE                                                 March 26, 2003

BY (SIGNATURE)                                        /s/ ROBERT G. GREER*
                                --------------------------------------------------------
(NAME AND TITLE)                               Robert G. Greer, Director
DATE                                                 March 26, 2003

BY (SIGNATURE)                                   /s/ GEORGE W. HENDERSON, III*
                                --------------------------------------------------------
(NAME AND TITLE)                                George W. Henderson, III
DATE                                                 March 26, 2003

BY (SIGNATURE)                                      /s/ ELIZABETH VALK LONG*
                                --------------------------------------------------------
(NAME AND TITLE)                                  Elizabeth Valk Long
DATE                                                 March 26, 2003

BY (SIGNATURE)                                      /s/   E. S. MELVIN*
                             ---------------------------------------------------------
(NAME AND TITLE)                              E. S. Melvin, Director
DATE                                              March 26, 2003

BY (SIGNATURE)                                   /s/   KENNETH C. MLEKUSH
                             ---------------------------------------------------------
(NAME AND TITLE)                           Kenneth C. Mlekush, Director
DATE                                              March 26, 2003

BY (SIGNATURE)                                    /s/   WILLIAM P. PAYNE*
                             ---------------------------------------------------------
(NAME AND TITLE)                            William P. Payne, Director
DATE                                              March 26, 2003

BY (SIGNATURE)                                   /s/   PATRICK S. PITTARD*
                             ---------------------------------------------------------
(NAME AND TITLE)                           Patrick S. Pittard, Director
DATE                                              March 26, 2003

BY (SIGNATURE)                                 /s/   DONALD S. RUSSELL, JR.*
                             ---------------------------------------------------------
(NAME AND TITLE)                         Donald S. Russell, Jr., Director
DATE                                              March 26, 2003

*By  /s/ ROBERT A. REED
     --------------------------------------------------------------
     Robert A. Reed, Attorney-in-Fact
     March 26, 2003

                                 CERTIFICATIONS

I, David A. Stonecipher, certify that:

     1. I have reviewed this annual report on Form 10-K of Jefferson-Pilot Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DAVID A. STONECIPHER
                                          --------------------------------------
                                                   David A. Stonecipher
                                                 Chief Executive Officer
March 26, 2003

I, Theresa M. Stone, certify that:

     1. I have reviewed this annual report on Form 10-K of Jefferson-Pilot Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ THERESA M. STONE
                                          --------------------------------------
                                                     Theresa M. Stone
                                                 Chief Financial Officer

March 26, 2003

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

          Consolidated Balance Sheets -- December 31, 2002 and 2001

          Consolidated Statements of Income -- Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements -- December 31, 2002

     The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 15(d).

                                                               PAGE
                                                              -------
Schedule I -- Summary of Investments -- Other Than
  Investments in Related Parties............................      F-2
Schedule II -- Financial Statements of Jefferson-Pilot
  Corporation:
     Condensed Balance Sheets as of December 31, 2002 and
      2001..................................................      F-3
     Condensed Statements of Income for the Years Ended
      December 31, 2002, 2001 and 2000......................      F-4
     Condensed Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001 and 2000......................      F-5
     Note to Condensed Financial Statements.................      F-6
Schedule III -- Supplementary Insurance Information.........      F-7
Schedule IV  -- Reinsurance for the Years Indicated.........      F-8
Schedule V  -- Valuation and Qualifying Accounts............      F-8
List and Index of Exhibits..................................  E-1-E-2

     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                    SCHEDULE I -- SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2002
                                  IN MILLIONS

                          COLUMN A                            COLUMN B   COLUMN C     COLUMN D
                          --------                            --------   --------   -------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                    SHOWN IN THE
                                                                           FAIR     CONSOLIDATED
                     TYPE OF INVESTMENT                       COST (A)    VALUE     BALANCE SHEET
                     ------------------                       --------   --------   -------------
Debt securities:
  Bonds and other debt instruments:
     United States Treasury obligations and direct
       obligations of U. S. Government agencies.............  $   340    $   367       $   367
     Federal agency issued collateralized mortgage
       obligations..........................................    3,225      3,449         3,449
     Obligations of states, municipalities and political
       subdivisions (b).....................................       90         96            95
     Obligations of public utilities (b)....................    2,446      2,538         2,510
     Corporate obligations (b)..............................   10,673     11,278        11,118
     Corporate private-labeled collateralized mortgage
       obligations..........................................    1,829      1,938         1,938
  Redeemable preferred stocks...............................       24         24            24
                                                              -------    -------       -------
          Total debt securities.............................   18,627     19,690        19,501
                                                              -------    =======       -------
Equity securities:
  Common stocks:
     Public utilities.......................................       11         12            12
     Banks, trust and insurance companies...................       21        382           382
     Industrial and all other...............................       12         13            13
  Nonredeemable preferred stocks............................        2          2             2
                                                              -------    -------       -------
          Total equity securities...........................       46        409           409
                                                              -------    =======       -------
Mortgage loans on real estate (c)...........................    3,330                    3,294
Other real estate held for investment.......................      133                      133
Policy loans................................................      909                      909
Other long-term investments.................................       33                       33
                                                              -------                  -------
          Total investments.................................  $23,078                  $24,279
                                                              =======                  =======

---------------

a. Cost of debt securities is original cost, reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.
b. Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". A portion of bonds and debt securities are recorded as investments held to maturity at amortized cost and a portion are recorded as investments available for sale at fair value.
c. Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

     SCHEDULE II -- CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
                     IN MILLIONS (EXCEPT SHARE INFORMATION)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                   ASSETS
Cash and investments:
  Cash and cash equivalents (overdrafts)....................  $ (265)  $  (43)
  Investment in subsidiaries................................   4,972    4,675
  Other investments.........................................       5       11
                                                              ------   ------
          Total cash and investments........................   4,712    4,643
Other assets................................................      93        9
                                                              ------   ------
                                                              $4,805   $4,652
                                                              ======   ======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable, short-term.................................  $  453   $  297
  Exchangeable Securities...................................      --      150
  Notes payable, subsidiaries...............................     706      721
  Payables and accruals.....................................      57       44
  Dividends payable.........................................      43       41
  Income taxes payable......................................      11       13
  Deferred income tax assets................................      (5)      (5)
                                                              ------   ------
          Total liabilities.................................   1,265    1,261
                                                              ------   ------
Commitments & contingent liabilities
Stockholders' equity:
  Common stock, par value $1.25 per share, authorized 2002
     and 2001: -- 350,000,000; issued: 2002 -- 142,798,768
     shares; 2001 -- 150,006,582 shares.....................     180      188
  Retained earnings, including equity in undistributed net
     income of subsidiaries 2002 -- $2,210,
     2001 -- $2,112.........................................   2,750    2,789
  Accumulated other comprehensive income -- net unrealized
     gains on securities....................................     610      414
                                                              ------   ------
          Total stockholders' equity........................   3,540    3,391
                                                              ------   ------
                                                              $4,805   $4,652
                                                              ======   ======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II -- CONDENSED STATEMENTS OF INCOME
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------    -----    -----
Income:
  Dividends from subsidiaries:
     Jefferson-Pilot Life Insurance Company.................  $  20     $160     $360
     Jefferson Pilot Financial Insurance Company............    216      128      244
     Jefferson-Pilot Communications Company.................     33       26       44
     Other subsidiaries.....................................    133       68        1
                                                              -----     ----     ----
                                                                402      382      649
  Other investment income, including interest from
     subsidiaries, net......................................      1        5        4
  Realized investment losses................................     (7)      (6)      --
                                                              -----     ----     ----
          Total income......................................    396      381      653
Financing costs.............................................     47       71       89
Other expenses..............................................     24       23       25
                                                              -----     ----     ----
          Income before income taxes and equity in
            undistributed net income (loss) of
            subsidiaries....................................    325      287      539
Income tax benefits.........................................    (27)     (33)     (33)
                                                              -----     ----     ----
          Income before equity in undistributed net income
            (loss) of subsidiaries..........................    352      320      572
                                                              -----     ----     ----
Equity in undistributed net income (loss) of subsidiaries:
     Jefferson-Pilot Life Insurance Company.................    138       16      (22)
     Jefferson Pilot Financial Insurance Company............   (104)      64      (22)
     Jefferson-Pilot Communications Company.................      7        7       (3)
     Other subsidiaries, net................................     57      106      (13)
                                                              -----     ----     ----
                                                                 98      193      (60)
                                                              -----     ----     ----
Net income available to common stockholders.................  $ 450     $513     $512
                                                              =====     ====     ====

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- CONDENSED STATEMENTS OF CASH FLOWS
                         OF JEFFERSON-PILOT CORPORATION
                                  IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Cash Flows from Operating Activities:
  Net income................................................  $   450   $   513   $   512
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....      (97)     (193)       60
     Realized investment losses.............................        7         6        --
     Change in accrued items and other adjustments, net.....      (76)       33         3
                                                              -------   -------   -------
       Net cash provided by operating activities............      284       359       575
                                                              -------   -------   -------
Cash Flows from Investing Activities:
  Purchases of investments..................................       --       (15)       --
  Acquisition of subsidiaries...............................        2         2        --
  Other investments in subsidiaries.........................       (7)       --      (184)
                                                              -------   -------   -------
       Net cash used in investing activities................       (5)      (13)     (184)
                                                              -------   -------   -------
Cash Flows from Financing Activities:
  Cash dividends............................................     (174)     (163)     (148)
  Common stock transactions, net............................     (321)     (184)      (33)
  Proceeds from external borrowings.........................    3,643     3,829     3,266
  Repayments of external borrowings.........................   (3,637)   (3,937)   (3,368)
  Borrowings from subsidiaries, net.........................      (12)       66      (156)
                                                              -------   -------   -------
       Net cash used in financing activities................     (501)     (389)     (439)
                                                              -------   -------   -------
       Net decrease in cash and cash equivalents............     (222)      (43)      (48)
Cash and cash equivalents (overdrafts):
  Beginning.................................................      (43)       --        48
                                                              -------   -------   -------
  Ending....................................................  $  (265)  $   (43)  $    --
                                                              =======   =======   =======

                  See Note to Condensed Financial Statements.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

             SCHEDULE II -- NOTE TO CONDENSED FINANCIAL STATEMENTS
                         OF JEFFERSON-PILOT CORPORATION

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the "Company") on a separate-company basis. These condensed financial statements do not include the accounts of the Company's majority-owned subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are substantially equal to the Company's equity in the subsidiaries' net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2002.

     Additional information about: 1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries; 2) debt; and 3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 19, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2002.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                     FOR THE YEARS INDICATED -- IN MILLIONS

                   COLUMN A                        COLUMN B           COLUMN C         COLUMN D       COLUMN E        COLUMN F
----------------------------------------------  ---------------   -----------------   -----------   ------------   --------------
                                                DEFERRED POLICY                        DEFERRED
                                                  ACQUISITION       FUTURE POLICY     REVENUE AND   OTHER POLICY
                                                COSTS AND VALUE     BENEFITS AND       PREMIUMS      CLAIMS AND       PREMIUMS
                                                  OF BUSINESS       POLICYHOLDER       COLLECTED      BENEFITS       AND OTHER
                   SEGMENT                         ACQUIRED       CONTRACT DEPOSITS   IN ADVANCE     PAYABLE(A)    CONSIDERATIONS
                   -------                      ---------------   -----------------   -----------   ------------   --------------
As of or Year Ended December 31, 2002
Individual products...........................      $1,668             $12,458           $225           $631           $  891
AIP...........................................         310               9,350             --             --               12
Benefit partners..............................          47                 308              5            130              638
Corporate and other...........................           2                  21             --              4               23
                                                    ------             -------           ----           ----           ------
       Total..................................      $2,027             $22,137           $230           $765           $1,564
                                                    ======             =======           ====           ====           ======
As of or Year Ended December 31, 2001
Individual products...........................      $1,711             $11,704           $140           $636           $  837
AIP...........................................         318               8,588             --             --               15
Benefit partners..............................          39                 268              3            136              547
Corporate and other...........................           2                  22             --              2               25
                                                    ------             -------           ----           ----           ------
       Total..................................      $2,070             $20,582           $143           $774           $1,424
                                                    ======             =======           ====           ====           ======
As of or Year Ended December 31, 2000
Individual products...........................      $1,648             $11,394           $ 58           $510           $  835
AIP...........................................         284               7,544             --             25               27
Benefit partners..............................          25                 246             --            140              486
Corporate and other...........................           2                  26             --             22               17
                                                    ------             -------           ----           ----           ------
       Total..................................      $1,959             $19,210           $ 58           $697           $1,365
                                                    ======             =======           ====           ====           ======

                          COLUMN A                             COLUMN G     COLUMN H      COLUMN I      COLUMN J
------------------------------------------------------------  ----------   ----------   ------------   -----------
                                                                                        AMORTIZATION
                                                                                        OF DEFERRED
                                                                                           POLICY
                                                                           BENEFITS,    ACQUISITION
                                                                            CLAIMS,      COSTS AND
                                                                 NET       LOSSES AND     VALUE OF        OTHER
                                                              INVESTMENT   SETTLEMENT     BUSINESS      OPERATING
                          SEGMENT                               INCOME      EXPENSES      ACQUIRED     EXPENSES(B)
                          -------                             ----------   ----------   ------------   -----------
As of or Year Ended December 31, 2002
Individual products.........................................    $  924       $1,074         $167          $129
AIP.........................................................       577          425           38           101
Benefit partners............................................        60          478           81            67
Communications..............................................        (3)          --           --           141
Corporate and other.........................................        65           22           --            47
                                                                ------       ------         ----          ----
       Total................................................    $1,623       $1,999         $286          $485
                                                                ======       ======         ====          ====
As of or Year Ended December 31, 2001
Individual products.........................................    $  877       $  983         $143          $142
AIP.........................................................       530          385           38           108
Benefit partners............................................        55          404           56            74
Communications..............................................        (4)          --           --           137
Corporate and other.........................................        75           24           --            36
                                                                ------       ------         ----          ----
       Total................................................    $1,533       $1,796         $237          $497
                                                                ======       ======         ====          ====
As of or Year Ended December 31, 2000
Individual products.........................................    $  840       $  940         $158          $146
AIP.........................................................       482          342           46           121
Benefit partners............................................        51          360           57            70
Communications..............................................        (5)          --           --           138
Corporate and other.........................................        62           18           --            28
                                                                ------       ------         ----          ----
       Total................................................    $1,430       $1,660         $261          $503
                                                                ======       ======         ====          ====

---------------

a. Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.
b. Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $45 in 2002, $71 in 2001, and $94 in 2000.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

               SCHEDULE IV -- REINSURANCE FOR THE YEARS INDICATED
                                  IN MILLIONS

               COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN F     COLUMN E
---------------------------------------  ------------   ---------   ----------   ----------   ----------
                                                                                              PERCENTAGE
                                                                                                  OF
                                                                                                AMOUNT
                                                        CEDED TO     ASSUMED                   ASSUMED
                                                          OTHER     FROM OTHER                    TO
                                         GROSS AMOUNT   COMPANIES   COMPANIES    NET AMOUNT     NET(B)
                                         ------------   ---------   ----------   ----------   ----------
Year Ended December 31, 2002:
  Life insurance in force at end of
     year..............................    $257,463      $58,607      $1,501      $200,357       0.7%
  Premiums and other considerations:
     (a)...............................    $  1,753      $   194      $    5      $  1,564       0.3%
Year Ended December 31, 2001:
  Life insurance in force at end of
     year..............................    $216,717      $55,857      $  962      $161,822       0.6%
  Premiums and other considerations:
     (a)...............................    $  1,591      $   177      $   10      $  1,424       0.7%
Year Ended December 31, 2000:
  Life insurance in force at end of
     year..............................    $231,903      $55,884      $1,201      $177,220       0.7%
  Premiums and other considerations:
     (a)...............................    $  1,555      $   206      $   16      $  1,365       1.2%

---------------

(a) Included with life insurance premiums are premiums on ordinary life insurance products and policy charges on interest-sensitive products.

(b) Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

                  JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 2002
                                  IN MILLIONS

            COLUMN A                COLUMN B                 COLUMN C                 COLUMN D      COLUMN E
--------------------------------  ------------   ---------------------------------   ----------   -------------
                                                             ADDITIONS
                                                 ---------------------------------
                                   BALANCE AT        CHARGED
                                  BEGINNING OF     TO REALIZED        CHARGED TO                   BALANCE AT
                                     PERIOD      INVESTMENT GAINS   OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                  ------------   ----------------   --------------   ----------   -------------
2002:
  Valuation allowance for
     mortgage loans on real
     estate.....................      $29              $ 7               $--            $--            $36
  Valuation allowance for
     uncollectible agents
     balances...................        1               --                --             --              1
                                      ---              ---               ---            ---            ---
          Total.................      $30              $ 7               $--            $--            $37
                                      ===              ===               ===            ===            ===
2001:
  Valuation allowance for
     mortgage loans on real
     estate.....................      $29              $--               $--            $--            $29
  Valuation allowance for
     uncollectible agents
     balances...................       --               --                 1             --              1
                                      ---              ---               ---            ---            ---
          Total.................      $29              $--               $ 1            $--            $30
                                      ===              ===               ===            ===            ===
2000:
  Valuation allowance for
     mortgage loans on real
     estate.....................      $30              $--               $--            $ 1            $29
                                      ===              ===               ===            ===            ===

                           LIST AND INDEX OF EXHIBITS

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
    (2)           (i)  Stock Purchase Agreement by and among Household Group, Inc.,
                         Household International, Inc., Alexander Hamilton Life
                         Insurance Company of America, and Jefferson-Pilot
                         Corporation dated August 9, 1995, is incorporated by
                         reference to Form 8-K for October 6, 1995 (confidential
                         treatment requested with respect to certain portions
                         thereof). Exhibits set forth in the Stock Purchase
                         Agreement have been omitted and will be furnished
                         supplementally to the Commission upon request.............   --
                 (ii)  Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and The Chubb
                         Corporation (confidential treatment was granted with
                         respect to certain portions thereof), is incorporated by
                         reference to Form 10-K/A for 1996. Exhibits and Schedules
                         to the Stock Purchase Agreement were omitted and were
                         furnished supplementally to the Commission................   --
    (3)           (i)  Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to
                         Form 10-Q for the first quarter 1996......................   --
                 (ii)  By-laws as amended February 10, 2003 are provided in the
                         electronic filing.........................................   --
    (4)           (i)  Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union
                         National Bank, as Rights Agent, was included in Form 8-K
                         for November 7, 1994, and Amendment to Rights Agreement
                         dated February 8, 1999 was included in Form 8-K for
                         February 8, 1999; both are incorporated by reference......   --
                 (ii)  Credit Agreement and 364 Day Credit Agreement, each dated as of May 7, 2002 among the Registrant and the banks named
                         therein, and Bank of America, N.A., as Administrative
                         Agent, are not being filed because the total amount of
                         borrowings available under the agreements does not exceed
                         10% of total consolidated assets. The Registrant agrees to furnish a copy of the Agreements to the Commission upon
                         request...................................................   --
   (10)                The following contracts and plans:
                  (i)  Employment agreement between the Registrant and David A.
                         Stonecipher, an executive officer, effective September 15,
                         1997, the 1999 amendment thereto, and the February 2002
                         letter extending this agreement are incorporated by
                         reference to Form 10-Q for the third quarter 1997 and Form
                         10-K for 1999 and for 2001, respectively. The new
                         employment agreement signed in December 2002 and effective to March 31, 2005 is being provided in the electronic
                         filing....................................................   --
                 (ii)  Employment Agreement between the Registrant and Robert D.
                         Bates, an executive officer, effective December 30, 1999
                         for three years, is incorporated by reference to Form 10-K for 1999. The letter agreement covering Mr. Bates'
                         employment to year-end 2003 is incorporated by reference
                         to Form 10-K for 2001.....................................   --
                (iii)  Long Term Stock Incentive Plan, as amended, is incorporated by reference to Form 10-K for 1998; the summaries of the
                         long term incentive compensation awards and payments
                         (LTIP) on pages 9 and 13, and of the Special Incentive
                         Awards on page 9 and in note 2 on page 12, of the
                         Registrant's 2003 Proxy Statement are incorporated by
                         reference.................................................   --

 REFERENCE
PER EXHIBIT
   TABLE                                  DESCRIPTION OF EXHIBIT                     PAGE
-----------                               ----------------------                     ----
                 (iv)  Non-Employee Directors' Stock Option Plan, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                  (v)  Jefferson-Pilot Corporation Supplemental Benefit Plan, as
                         amended, is incorporated by reference to Form 10-K for
                         1999; the Executive Special Supplemental Benefit Plan,
                         which now operates under this Plan, is incorporated by
                         reference to Form 10-K for 1994. The Special Retirement
                         Benefit Adjustment for Kenneth Mlekush is incorporated by
                         reference to Form 10-K for 2001...........................   --
                 (vi)  Management Incentive Compensation Plan for Jefferson-Pilot
                         Corporation and its insurance subsidiaries is being
                         provided in the electronic filing.........................   --
                (vii)  Deferred Fee Plan for Non-Employee Directors, as amended, is
                         incorporated by reference to Form 10-K for 1998...........   --
                (vii)  Executive Change in Control Severance Plan and the 1999
                         amendment thereto are incorporated by reference to Forms
                         10-K for 1998 and 1999, respectively......................   --
               (viii)  Employment arrangement letter between the Registrant and
                         Warren H. May, an executive officer, is incorporated by
                         reference to Form 10-Q for the third quarter 2002.........   --
   (21)                Subsidiaries of the Registrant..............................   --
   (23)                Consent of Independent Auditors.............................   --
   (24)                Power of Attorney form is provided in the electronic
                         filing....................................................   --
   (99)                Written Statement Pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002 (accompanying but not filed as
                         part of this report) is being provided in the electronic
                         filing....................................................   --

                        (JEFFERSON PILOT FINANCIAL LOGO)

JPC-03547                                                                   3/03