Form 10-Q
period 2003-03-31
JEFFERSON PILOT CORP
filed 2003-05-15
CIK 53347

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003	Commission file number 1-5955

Jefferson-Pilot Corporation
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0896180 (I.R.S. Employer Identification No.)

100 North Greene Street, Greensboro, North Carolina (Address of principal executive offices)	27401 (Zip Code)

(336) 691-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X         No

Number of shares of common stock outstanding at March 31, 2003	142,105,162

JEFFERSON-PILOT CORPORATION

INDEX

		- Page No. -

Part I	Financial Information

Item 1.	Consolidated Unaudited Condensed Balance Sheets - March 31, 2003 and December 31, 2002	3

	Consolidated Unaudited Condensed Statements of Income - Three Months ended March 31, 2003 and 2002	4

	Consolidated Unaudited Condensed Statements of Cash Flows - Three Months ended March 31, 2003 and 2002	5

	Notes to Consolidated Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II	Other Information

Item 1.	Legal Proceedings	40

Item 5.	Other Information	40

Item 6.	Exhibits and Reports on Form 8-K	40

Signatures		41

Certifications		42

Exhibit Index, followed by Exhibits		44

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2003	2002

	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $15,868 and $15,591)	$16,813	$16,465
Debt securities held to maturity, at amortized cost (fair value $3,140 and $3,225)	2,942	3,036
Equity securities available for sale, at fair value (cost $46 and $46)	393	409
Mortgage loans on real estate	3,289	3,294
Policy loans	904	909
Real estate	132	133
Other investments	28	33

Total investments	24,501	24,279

Cash and cash equivalents	53	67
Accrued investment income	306	302
Due from reinsurers	1,369	1,375
Deferred policy acquisition costs and value of business acquired	2,068	2,027
Goodwill	312	312
Assets held in separate accounts	1,710	1,785
Other assets	486	462

Total assets	$30,805	$30,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$2,613	$2,592
Policyholder contract deposits	19,780	19,545
Dividend accumulations and other policyholder funds on deposit	247	248
Policy and contract claims	153	161
Other	616	586

Total policy liabilities	23,409	23,132

Commercial paper and revolving credit borrowings	373	453
Securities sold under repurchase agreements	497	499
Currently payable income taxes	74	46
Deferred income tax liabilities	391	385
Liabilities related to separate accounts	1,710	1,785
Accounts payable, accruals and other liabilities	449	469

Total liabilities	26,903	26,769

Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated debentures (“Capital Securities”)	300	300
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2003-142,105,162 shares; 2002-142,798,768 shares	178	180
Retained earnings	2,785	2,750
Accumulated other comprehensive income	639	610

	3,602	3,540

Total liabilities and stockholders’ equity	$30,805	$30,609

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31

	2003	2002

	(Dollar Amounts in
	Millions Except
	Share Information)
Revenue:
Premiums and other considerations	$426	$372
Net investment income	407	404
Realized investment (losses) gains	(19)	34
Communications sales	50	48
Other	24	27

Total revenue	888	885

Benefits and Expenses:
Insurance and annuity benefits	521	486
Insurance commissions, net of deferrals	25	31
General and administrative expenses, net of deferrals	52	53
Amortization of policy acquisition costs and value of business acquired	82	63
Communications operations	35	34

Total benefits and expenses	715	667

Income before income taxes	173	218
Income taxes	58	72

Net income before dividends on Capital Securities	115	146
Dividends on Capital Securities	(6)	(6)

Net income available to common stockholders	$109	$140

Net income available to common stockholders, before dividends on Capital Securities	115	146
Other comprehensive income	29	(105)

Comprehensive income	$144	$41

Average number of shares outstanding	142.8	150.1

Net Income Per Share of Common Stock:

Net income available to common stockholders	$0.76	$0.93

Net income available to common stockholders - assuming dilution	$0.76	$0.92

Dividends declared per common share	$0.303	$0.303

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Three Months Ended
	March 31

	2003	2002

Net cash provided by operations	$95	$67

Cash Flows from Investing Activities:
Investments purchased, net	(184)	(455)
Other investing activities	3	(3)

Net cash used in investing activities	(181)	(458)

Cash Flows from Financing Activities:
Policyholder contract deposits, net	637	625
Policyholder contract withdrawals, net	(405)	(325)
Net short-term borrowings	(83)	54
Issuance (repurchase) of common shares, net	(30)	3
Cash dividends paid	(49)	(47)
Other financing activities	2	2

Net cash provided by financing activities	72	312

Decrease in cash and cash equivalents	(14)	(79)
Cash and cash equivalents at beginning of period	67	139

Cash and cash equivalents at end of period	$53	$60

Supplemental Cash Flow Information:
Income taxes paid	$41	$19

Interest paid	$3	$9

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Significant Accounting Policies

Stock Based Compensation

The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with SFAS 123 for stock options granted to non-employees, specifically agents.

SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement.

The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended
	March 31

	2003	2002

Net income, as reported	$109	$140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3	5

Pro forma net income available to common stockholders	$106	$135

Earnings per share available to common stockholders, as reported	$0.76	$0.93
Pro forma earnings per share available to common stockholders	$0.75	$0.90
Earnings per share available to common stockholders – assuming dilution, as reported	$0.76	$0.92
Pro forma earnings per share available to common stockholders – assuming dilution	$0.74	$0.89

All Significant Accounting Policies remain as we described in our Form 10-K for 2002.

3. Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2002.

The following table summarizes certain financial information regarding the Company’s reportable segments:

	March 31	December 31
	2003	2002

Assets
Individual Products	$16,829	$16,671
AIP	9,412	9,397
Benefit Partners	945	909
Communications	200	204
Corporate & other	3,419	3,428

Total assets	$30,805	$30,609

	Three Months Ended
	March 31

	2003	2002

Revenues
Individual Products	$466	$447
AIP	170	170
Benefit Partners	197	163
Communications	50	48
Corporate & Other	24	23

	907	851
Realized investment (losses) gains, before tax	(19)	34

Total revenues	$888	$885

Reportable segments results and reconciliation to net income available to common stockholders Individual Products	$76	$70
AIP	21	21
Benefit Partners	12	13
Communications	7	7
Corporate & Other	5	7

Total reportable segment results	121	118
Realized investment (losses) gains, net of tax	(12)	22

Net income available to common stockholders	$109	$140

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended
	March 31

	2003	2002

Numerator:
Net income before dividends on Capital Securities	$115	$146
Dividends on Capital Securities and preferred stock	(6)	(6)

Numerator for earnings per share and earnings per share – assuming dilution – Net income available to common stockholders	$109	$140

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	142,804,138	150,099,358
Effect of dilutive securities:
Stock options	858,199	1,705,380

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	143,662,337	151,804,738

Earnings per share	$0.76	$0.93

Earnings per share – assuming dilution	$0.76	$0.92

5. Contingent Liabilities

The Company and certain life insurance subsidiaries have been defendants in two separate proposed class action suits. The plaintiffs’ fundamental claim in the first suit is that policy illustrations were misleading to consumers. The second suit alleges that a predecessor company, decades ago, unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. On March 10, 2003, the Company announced that a North Carolina judge had authorized us to send a notice to participating class policyholders that an agreement had been reached with plaintiff’s counsel to settle the first suit described above. In the settlement, the Company has denied any wrongdoing but believes that the settlement provides benefits to the policyholder class and to the Company by resolving and eliminating the need for corporate resources to be spent on a lawsuit that has been pending for seven years. In the second suit, management believes that the Company’s practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

In the normal course of business, the Company and its subsidiaries are parties to various lawsuits, including several proposed class action suits in addition to those noted above. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation. However, management believes that the resolution of pending legal proceedings will not have a material adverse effect on the Company’s financial position or liquidity, although it could have a material adverse effect on the results of operations for a specified period.

6. Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 had no impact on the Company’s financial statement disclosure for 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a significant impact on the Company’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which is effective for contracts entered into or modified after June 30, 2003, except for the provisions of the Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 is not expected to impact the Company’s financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three months ended March 31, 2003, of Jefferson-Pilot Corporation and subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Product (AIP), Benefit Partners, Communications, and Corporate and Other.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended
	March 31

	2003	2002

Individual Products	51%	53%
AIP	19%	20%
Benefit Partners	22%	19%
Communications	5%	5%
Corporate and Other	3%	3%

Update on Critical Accounting Policies

Our Form 10-K described our accounting policies that are critical to the understanding of our results of operations and our financial position. They relate to deferred acquisition costs (DAC) and value of business acquired (VOBA), assumptions and judgments utilized in determining if declines in fair values of investments are other than temporary, valuation methods for infrequently traded securities and private placements, and accruals relating to legal and administrative proceedings.

We believe that these policies continued to be applied in a consistent manner during the first quarter. Legal proceedings are discussed in Note 4 to the Consolidated Condensed Financial Statements.

Results of Operations

In the following discussion, “reportable segment results” and “total reportable segment results” include all elements of net income available to common stockholders except realized investment gains and losses. We use reportable segment results in assessing the performance of our business segments internally and believe that it is relevant and useful information. Reportable segment results as described above may not be comparable to similarly titled measures reported by other companies. The following tables illustrate our results before and after including realized investment gains and losses and reconcile reportable segment results to net income available to common stockholders, the most directly comparable Generally Accepted Accounting Principles (GAAP) financial measure:

	Three Months Ended
	March 31

	2003	2002

Consolidated Summary of Income
Total reportable segment results	$121.5	$117.7
Realized investment (losses) gains (net of applicable income taxes)	(12.4)	21.9

Net income available to common stockholders	$109.1	$139.6

Consolidated Earnings Per Share
Basic:
Total reportable segment results	0.85	$0.78
Realized investment (losses) gains (net of applicable income taxes)	(0.09)	0.15

Net income available to common stockholders	$0.76	$0.93

Fully-diluted:
Total reportable segment results	$0.85	$0.78
Realized investment (losses) gains (net of applicable income taxes)	(0.09)	0.14

Net income available to common stockholders	$0.76	$0.92

	Three Months Ended
	March 31

	2003	2002

Average number of shares outstanding	142,804,138	150,099,358

Average number of shares outstanding – assuming dilution	143,662,337	151,804,738

Compared to first quarter 2002, net income available to common stockholders decreased 21.8% due primarily to net investment losses we experienced on other than temporary bond impairments. We did not realize gains from sales of equities. We make decisions on harvesting gains based upon economic and market conditions, and we did not see compelling reasons to sell stocks. Total reportable segment results increased 3.2%, and reportable segment results per share increased 9.0%, due primarily to increased product charges and improved interest margins in our Individual Products segment combined with growth in our Communications segment. Our Benefit Partners segment experienced adverse mortality fluctuations in the life business causing a decline in results from first quarter 2002 for that segment, despite strong sales growth.

Earnings per share amounts were more favorable than the absolute earnings amounts due to share repurchases. The average of diluted shares outstanding declined 5.4% from first quarter 2002.

Results by Business Segment

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. Sales performance is a statistic we use to assess results. Our sales, which are primarily of long-duration contracts in the Individual Products and AIP segments, have little immediate impact on results for these two segments as described in the segment discussions below.

Results by Reportable Segment

	Three Months Ended
	March 31

	2003	2002

Individual Products	$76.0	$69.7
AIP	21.2	21.4
Benefit Partners	11.9	12.9
Communications	7.1	6.5
Corporate and Other	5.3	7.2

Total reportable segment results	121.5	117.7
Net realized investment (losses) gains	(12.4)	21.9

Net income available to common stockholders	$109.1	$139.6

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

	March 31

	2003	2002

Individual Products	$16,829	$16,283
AIP	9,412	8,904
Benefit Partners	945	824
Communications	200	197
Corporate and Other	3,419	3,119

Total assets	$30,805	$29,327

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

Segment results were:

	Three Months Ended
	March 31

	2003	2002

Traditional premiums and other considerations	$44.2	$47.2
UL and investment product charges	193.2	168.2
Net investment income	227.0	229.9
Other income	1.4	1.8

Total revenues	465.8	447.1

Policy benefits	274.3	271.3
Expenses	74.6	68.6

Total benefits and expenses	348.9	339.9

Reportable segment results before income taxes	116.9	107.2
Provision for income taxes	40.9	37.5

Reportable segment results	$76.0	$69.7

Individual Products reportable segment results increased 9.0% over the first three months of 2002 reflecting higher product charge margins and a flat interest margin on increased interest-sensitive fund balances, both of which more than offset higher DAC amortization.

The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

	Three Months Ended
	March 31

	2003	2002

Annualized life insurance premium sales:
Sales excluding large case BOLI	$61	$61
Large case BOLI	$—	$—

Average UL policyholder fund balances	$10,351	$9,559
Average VUL separate account assets	1,106	1,332

	$11,457	$10,891

Average face amount of insurance in force:
Total	$163,794	$160,061
UL-type policies	$122,245	$118,577

Average assets	$16,750	$16,219

Core agency channel sales were $54.2 and $36.7 for the first three months of 2003 and 2002, which represented 88.2% and 59.9% of annualized life insurance premium sales excluding large case bank-owned life insurance (BOLI). Single premium products targeted to smaller banks and sold through our target marketing channel (TMD) provided 8.8% of life sales in first quarter 2003, a decrease from 36.8% in first quarter 2002. As we price our TMD business off of portfolio rates, we decided not to take in large dollars of new premiums, which if invested at current rates, would reduce the yield on our portfolio of TMD assets. Sales from our core agency channels as a result of our Premier Partnering strategic initiative and the continued demand for several UL products that we introduced in 2002 offset these lower TMD sales. For large case BOLI, our business strategy is to respond to individual sales opportunities when the market accommodates our required returns. Thus, BOLI sales could vary widely between periods.

Revenues include traditional insurance premiums and policy charges, net of reinsurance, and net investment income. Individual traditional premiums decreased 2.8% from first quarter 2002 due to the decline in our traditional business in force as we are focusing our efforts towards UL-type products. UL and investment product charges increased 14.9% from first quarter 2002. The UL product charges grew faster than the average UL policyholder fund balances due to increased mortality charges consistent with growth in this segment and certain recent product designs involving larger up-front expense charges. The increase in up-front expense charges is largely offset by an increase in unearned revenue reserves accounted for as policy benefits in the year of issuance, and these deferred product charges are then taken into income over time.

Net investment income decreased 1.3% from first quarter 2002, reflecting a decline in investment yields despite growth in business. The average investment spread on fixed UL products (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, included in policy benefits) remained constant at 1.94% for first quarter 2003 and 2002. Interest spreads are affected by portfolio yields and our crediting rates, and also may vary over time due to our competitive strategies and changes in product design. In response to a decline in portfolio yields, we have applied appropriate crediting rate reductions. The average crediting rate for first quarter 2003 was 5.14% compared to 5.64% for first quarter 2002. After these reductions our crediting rates are approximately 70 basis points on average in excess of our minimum guaranteed rates at March 31, 2003. Continued declines in general market interest rates may impact further profitability to the extent that these declines can not be recovered through policy crediting rate reductions. During first quarter 2003, we continued to experience prepayments of mortgage-backed securities held by this segment. Our mortgage backed securities portfolio is primarily a discount portfolio; therefore, the effect of these prepayments was to accelerate the accretion of discount and increase the effective yields on our mortgage-backed portfolio. For the first three months of 2003, the effect of these prepayments was to increase net investment income in this segment by $5.5, which is down significantly from levels experienced in the second half of 2002. We continue to invest the proceeds from these prepayments at current market yields, which are lower than our portfolio yields.

Total policy benefits increased only slightly from first quarter 2002 in connection with the growth in this business and increases in deferred revenue, partially offset by reduced crediting rates. Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Total policy benefits on traditional contracts represented 124.3% of premiums in the first three months of 2003 compared to 137.0% in the first three months of 2002, reflecting decreased mortality levels and surrenders in the current year. Policy benefits on UL-type products include interest credited to policyholder accounts, death benefits in excess of fund balances and changes in unearned revenue reserves. Total policy benefits on UL-type products represented 7.7% of average policyholder funds and separate accounts in the first three months of 2003 and 2002. Interest credited declined 2.3%, despite an increase in average UL fund balances of 8.3%, reflecting the crediting rate reductions described above. The change in deferred revenue reserves increased $7.5 over the first three months of 2002 due to increased sales of products with higher up-front expense charges.

Death benefits constitute a significant portion of policy benefits. UL death benefits for first quarter 2003 have increased over first quarter 2002 in line with the increase in the growth of business and an increase in the average age of our insureds. Actual mortality experience, net of reinsurance, for UL-type products per thousand dollars of face amount of insurance in force was $2.30 and $2.16 for the first three months of 2003 and 2002. However, the growth in mortality charges on UL-type products has exceeded the increase in the death benefits. Mortality policy charges per thousand dollars of face amount of insurance in force were $4.10 and $3.94 for the first three months of 2003 and 2002, again reflecting the growth in business and an increase in the average age of our insureds.

Total expenses (including the net deferral and amortization of DAC and VOBA) increased 8.7% from first quarter 2002. The expense details are as follows:

	Three Months Ended
	March 31

	2003	2002

Commissions	$79.2	$63.1
General and administrative – acquisition related	23.1	21.1
General and administrative – maintenance related	7.0	9.3
Taxes, licenses and fees	14.9	14.7

Total commissions and expenses incurred	124.2	108.2
Less commissions and expenses capitalized	(95.2)	(75.2)
Amortization of DAC and VOBA	45.6	35.6

Total expense	$74.6	$68.6

The increase in expenses reflects higher amortization of DAC and VOBA, partially offset by higher capitalization and improved maintenance expenses. Recent years’ sales growth in the Individual Products segment is the primary contributor to this increase in amortization. The expense amounts we capitalize as DAC include first year commissions, as well as deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. As our sales have increased, pricing allowables have covered a greater amount of capitalizable acquisition expenses other than commissions. Increased sales resulted in higher capitalization of these expenses of $3.9 in first quarter 2003.

Average Individual Products assets grew 3.3% over first quarter 2002, primarily due to sales of fixed UL products and growth in existing UL policyholder fund balances, partially offset by declines in the market values of separate account assets of variable products. Average VUL separate account assets decreased 17.0% in first quarter 2003. Adjusting for the decrease in market value, net of dividends, separate account balances would have increased by approximately 2.7% and total fund balances would have grown by 7.4% over first quarter 2002.

Our financial and operating risks for this segment include, among others, interest spread risks, mortality risks, changes in the underlying assumptions of DAC and VOBA, changes in taxation of our products and competing offerings and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

Annuity and Investment Products

Annuity and Investment Products are marketed through most distribution channels discussed in the Individual Products segment as well as through financial institutions, investment professionals and annuity marketing organizations. Jefferson Pilot Securities Corporation (with related entities, JPSC), a registered non-clearing broker/dealer, markets variable life insurance and variable annuities written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

Reportable segment results were:

	Three Months Ended
	March 31

	2003	2002

Policy charges, premiums and other considerations	$2.0	$3.6
Net investment income	145.5	140.6
Concession and other income	22.2	25.4

Total revenues	169.7	169.6

Policy benefits	103.6	100.4
Expenses	33.4	36.4

Total benefits and expenses	137.0	136.8

Reportable segment results before income taxes	32.7	32.8
Provision for income taxes	11.5	11.4

Reportable segment results	$21.2	$21.4

AIP reportable segment results were essentially flat when compared to first quarter 2002 as detailed in the following discussion.

The following table summarizes key information for AIP:

	Three Months Ended
	March 31

	2003	2002

Fixed annuity premium sales	$115	$186
Variable annuity premium sales	1	5

	$116	$191

Investment product sales	$615	$744

Average policyholder fund balances	$8,242	$7,532
Average separate account policyholder fund balances	335	493

	$8,577	$8,025

Effective investment spreads for fixed annuities	1.89%	1.84%
Fixed annuity surrenders as a percentage of beginning fund balances	7.9%	9.2%

Average assets	$9,404	$8,835

We derive annuity revenues from investment income on segment assets, policy charges and concession income earned on investment product sales by JPSC. Our policy charge income declined $0.8 as a result of lower surrender charge income due to historically low surrenders and as our product mix focuses more on products that derive most of their earnings from investment spreads rather than from policy charges. Net investment income grew 3.5% over first quarter 2002, which was lower than the growth in average policyholder fund balances of 9.4%, primarily due to a decline in new investment yields. The AIP segment experienced prepayments of mortgage backed securities, which increased net investment income in the AIP segment by $5.0 in the first quarter through acceleration of the accretion of discount on our mortgage backed portfolio. Fixed annuity premium sales decreased 38.2% from first quarter 2002 reflecting the continued competitive fixed annuity market and our unwillingness to match our competitors’ crediting rates, especially in the bank channel. Consistent with a decrease in investment product sales, JPSC’s concession and other income decreased 12.6% from first quarter 2002.

Fixed annuity surrenders as a percentage of beginning fund balances declined to 7.9% from 9.2% on an annualized basis in first quarter 2002. The lower lapse rates reflect the effects of increased surrender charge protection on our in-force block of business, the lower interest rate environment and the increasing percentage of our annuity block with multi-year crediting rate guarantees. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with 5% or more surrender charges were 54% at March 2003 compared to 47% a year earlier.

Policy benefits, which are mainly comprised of interest credited to policyholder accounts, increased 3.2% over first quarter 2002, reflecting growth in average fund balances partially offset by lower crediting rates.

Effective investment spreads on fixed annuities increased to 1.89% from 1.84% in first quarter 2002, as we began to realize the effects of crediting rate reductions we made in late 2002, and due to the effects of the increased amortization of discount on mortgage backed securities mentioned earlier. The average crediting rate on the portfolio was 5.17% for first quarter 2003 compared to 5.50% for first quarter 2002. We have approximately $4 billion of policyholder fund balances with crediting rates on an annual reset basis. Also, approximately $3 billion of policyholder fund balances have multi-year guaranteed rates, which begin to expire in about eighteen months.

The expense details for the AIP segment are as follows:

	Three Months Ended
	March 31

	2003	2002

Commissions – insurance companies	$6.0	$11.2
Commissions – broker/dealer	18.1	21.5
General and administrative – acquisition related	3.7	3.7
General and administrative – maintenance related	2.7	3.1
Taxes, licenses and fees	0.7	0.7

Total commissions and expenses incurred	31.2	40.2
Less commissions and expenses capitalized	(9.3)	(14.6)
Amortization of DAC and VOBA	11.5	10.8

Total expense	$33.4	$36.4

Total AIP expenses decreased 8.2% from first quarter 2002, due primarily to lower commission expenses of JPSC. However, we continue to tightly manage the maintenance related general and administrative expenses, which declined $0.4 from first quarter 2002.

JPSC earnings were $1.2 for first quarter 2003 compared to $1.0 in first quarter 2002.

An inherent risk in the annuity business is that continued low or further declines in investment yields coupled with competition from competing products and minimum rate guarantees could further reduce our investment spread and further constrain annuity sales. Other risks associated with the annuity business include increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges, and changes in taxation of our products and competing offerings. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

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

	Three Months Ended
	March 31

	2003	2002

Premiums and other considerations	$181.8	$148.4
Investment income, net of expenses	15.9	15.0

Total revenues	197.7	163.4

Policy benefits	137.7	109.2
Expenses	41.7	34.3

Total benefits and expenses	179.4	143.5

Reportable segment results before income taxes	18.3	19.9
Provision for income taxes	6.4	7.0

Reportable segment results	$11.9	$12.9

Benefit Partners reportable segment results decreased 7.8% compared to first quarter 2002 as discussed below.

The following table summarizes key information for Benefit Partners:

	Three Months Ended
	March 31

	2003	2002

Life, Disability, and Dental:
Annualized sales	$73	$56
Loss ratio	74.1%	71.7%

Total expenses, % of premium income	23.0%	23.1%

Average assets	$927	$807

Benefit Partners revenues increased $34.3 over first quarter 2002 and annualized new sales for the core life, disability and dental lines grew 30.4% over first quarter 2002, reflecting continued distribution channel growth, the maturation of the sales force selling these products under the Jefferson Pilot name, our strong ratings and our technology driven customer service.

Policy benefits increased 26.1% over first quarter 2002 driven by growth in the business coupled with adverse claims fluctuation in first quarter 2003 in the life product line. Our life, disability and dental incurred loss ratio increased in the first three months of 2003 to 74.1% versus 71.7% in first quarter 2002, which is above our expected range due to adverse mortality experienced in the life product line. The adverse life mortality arose primarily due to higher than expected incidence, and slightly higher severity of claims (i.e., those claims with greater than $100,000 death benefit). Thorough review of the life experience thus far has found nothing that suggests any systemic problems in the management of the business. In contrast to the life business, both short-term and long-term disability loss ratios were favorable and the dental loss ratio was in line with expectations for first quarter 2003. While we closely monitor the loss ratio, we feel we have retained underwriting and pricing discipline in a competitive market, and some fluctuations are inherent in this segment.

Total expenses for the Benefit Partners segment increased 21.6% over first quarter 2002, due to overall growth in the business. As a percentage of premium income, total expenses were 23.0% for first quarter 2003 versus 23.1% for first quarter 2002.

     The expense details are as follows:

	Three Months Ended
	March 31

	2003	2002

Commissions	$20.8	$17.7
General and administrative	19.5	16.8
Taxes, licenses and fees	5.3	4.0

Total commissions and expenses incurred	45.6	38.5
Less commissions and expenses capitalized	(28.3)	(21.1)
Amortization of DAC	24.4	16.9

Total expense	$41.7	$34.3

Acquisition costs consisting of commissions and other expenses that are primarily related to contracts issued or renewed are capitalized and are charged to expense in proportion to the revenue recognized. The amount of acquisition costs capitalized as well as the amount amortized grew in proportion with the increase in sales for the first three months of 2003.

Risks beyond normal competition that may impact this segment include: 1) increased morbidity risk due to a weak economy that may increase disability claim costs; 2) continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; and 3) mortality risks including concentration risks from acts of terrorism not priced for or reinsured. We discuss these risks in more detail in the Benefit Partners section of our Form 10-K.

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended
	March 31

	2003	2002

Communications revenues (net)	$50.5	$48.6
Operating costs and expenses	34.7	33.7

Broadcast cash flow	15.8	14.9
Depreciation and amortization	2.1	1.9
Corporate general and administrative expenses	1.5	1.3
Net interest expense	0.6	0.8

Operating revenue before income taxes	11.6	10.9
Provision for income taxes	4.5	4.4

Reportable segment results	$7.1	$6.5

Reportable segment results increased 9.2% over first quarter 2002, primarily due to increased demand for advertising, increased share in our Television and Radio markets and effective ongoing operating expense management, partially offset by disappointing first quarter results in our Sports operation.

Combined revenues for Radio and Television increased 5.1% over first quarter 2002, reflecting solid increases in demand for local advertising in television and national advertising in radio. Revenues from our Sports operation decreased 2.6% from first quarter 2002, due to a continued hesitancy of the market to enter into the longer-term structure of Sports advertising contracts.

Broadcast cash flow increased 6.0% over first quarter 2002 due to improved profitability at our Radio and TV properties, though these increases were partially offset by weak results in our Sports basketball product.

Total expenses, excluding interest expense, increased 3.8% over the first three months of 2002. However, as a percent of communication revenues, these expenses were 75.8% and 75.9% in first quarter 2003 and 2002, reflecting continued expense discipline in this segment.

Risks for this segment include sensitivity to cyclical changes in both the general economy and the economic strength of local markets, concentration of our advertising revenues from the automotive industry, the ability to periodically renew FCC licenses, technological changes and consolidation in the broadcast industry. We discuss these risks in more detail in the Communications section of our Form 10-K.

Corporate and Other

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including impaired securities, benefit plan net assets, goodwill related to insurance acquisitions and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net realized capital gains and losses, which include all impairments of securities, are reported in this segment.

     The following table summarizes results for this segment:

	Three Months Ended
	March 31

	2003	2002

Earnings on investments	$21.6	$21.0
Interest expense on debt and Exchangeable Securities	2.5	2.4
Operating expenses	6.3	4.9
Provision for income tax expense	1.4	0.4

Total expenses	10.2	7.7

Reportable segment results before dividends on Capital Securities	11.4	13.3
Dividends on Capital Securities	(6.1)	(6.1)

Reportable segment results	5.3	7.2
Realized investment (losses) gains, net	(12.4)	21.9

Reportable segment results, including realized (losses) gains	$(7.1)	$29.1

Reportable segment results excluding realized gains (losses) decreased $1.9 from the first quarter of 2002. Several items impacted results, including an increase in earnings on investments due to increased default charge income that was offset by increased operating expenses in this segment as further discussed below.

The earnings on investments for this segment include default charge income received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. Default charges were $6.9 and $5.2 for first quarter 2003 and 2002 and are calculated as a percentage of the invested assets. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds impaired or sold at a loss.

Operating expenses increased $1.4 from first quarter 2002 primarily due to the expensing of stock options granted to agents that were expensed in the Individual Products segment in prior years. As agents are not employees of the Company, we expense these options in accordance with SFAS 123 as discussed in more detail in Footnote 2 in our Form 10-K. Operating expenses vary with the level of corporate activities and strategies.

The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects.

Realized investment gains and losses were as follows:

	Three Months Ended
	March 31

	2003	2002

Bonds gains	$14.3	$2.7
Bond losses	(2.8)	(5.0)
Bond impairment charges	(29.0)	(13.3)
Stock gains (net)	—	51.8
Other losses	(1.6)	(2.5)

Gross realized (losses) gains	(19.1)	33.7
Less: taxes	6.7	(11.8)

Net realized (losses) gains	$(12.4)	$21.9

As mentioned earlier, we did not realize gains during first quarter 2003 from sales of equities. Approximately one third of the gains reported in our bond portfolio this quarter consisted of make whole premiums, which we account for as realized capital gains rather than operating income.

The following table summarizes assets assigned to this segment.

	March 31

	2003	2002

Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$844	$1,080
Unrealized gain on fixed interest investments	634	15
Co-insurance receivables on acquired blocks	1,045	1,076
Employee benefit plan assets	316	368
Goodwill arising from insurance acquisitions	270	270
Other	310	310

Total	$3,419	$3,119

Total assets for the Corporate and Other segment increased 9.6% over first quarter 2002 due primarily to unrealized gains on fixed interest investments. Unrealized gains and losses on all available-for-sale fixed income securities are assigned to this segment, and increased $619.

Risks for this segment include investment impairments due to continuing economic weakness or further economic decline, the risk of rising interest rates on our short-term debt, the ability to replace existing debt agreements with comparable terms, an additional decline in the value of our equity securities which would limit our potential for realized gains, the general uncertainty regarding litigation, and the potential for future impairment of goodwill. Additionally, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, this segment relies on excess cash flows through dividends from the insurance subsidiaries. These dividends are dependent upon regulatory approval above certain limits.

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

Total assets increased $196 from year end 2002 due to growth in investment income, net policyholder contract deposits, and unrealized gains on investments, all of which more than offset declines in fair values of separate account assets, dividends, stock repurchases and impairment losses.

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

We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $205.0 or 8.6% of the gross balances at March 31, 2003 compared to $208.2 or 8.9% at December 31, 2002, and are generally subject to little volatility.

We amortize DAC and VOBA on UL-type products and annuity products relative to the future estimated gross profits (EGP) from those products. In calculating the EGP for these products, management must make assumptions regarding the following components: 1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; 2) estimated mortality in excess of fund balances accumulated; 3) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and 4) estimated costs of policy administration (maintenance). DAC and VOBA calculations are sensitive to a change in our assumptions regarding EGP components, and any significant change in these assumptions will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. We continuously review the models and our assumptions regarding EGP that we use for calculation of amortization expense for these products so that the assumptions reflect management’s view of future events.

We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. DAC and VOBA on

UL-type products were $1,763.5 or 74.0% of the gross balances at March 31, 2003 compared to $1,711.3 or 73.3% at December 31, 2002.

In addition to these three assumptions on all UL-type products, VUL products and VA products contain an additional assumption that affects the DAC and VOBA amortization. This critical assumption is the rate of growth of the separate account mutual funds that generate additional policy fees utilized in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model’s overall long-term rate of return. We cap the reversion rate of return at 8.25% for one year and 10% for years two through five. The effect of this limitation is to reduce the cumulative effective long-term rate.

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to UL-type products in the Individual Products segment discussion in our Form 10-K. In the first three months of 2003, no variances were significant enough to have caused us to change the significant assumptions utilized in this analysis or its estimated results.

We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $354.1 or 14.9% of the gross balances at March 31, 2003 compared to $356.6 or 15.3% at December 31, 2002. We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to annuity products in our Form 10-K. In the first three months of 2003, no variances were significant enough to have caused us to change the significant assumptions or the estimated results utilized in this analysis.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities since this impacts EGP.

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, we test goodwill for impairment at least on an annual basis, and we concluded that there had been no impairments in 2002. Goodwill was $312 at March 31, 2003 or 8.7% as a percentage of stockholders’ equity at this date. We regularly review the carrying amounts for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. Nothing indicated an impairment of goodwill during the first three months of 2003. When considered impaired, the carrying amounts are written down to a value determined by using a combination of fair value and discounted cash flows.

Other

At March 31, 2003 and December 31, 2002, we had reinsurance receivables of $879 and $889 and policy loans of $134 and $135, which are related to the businesses of JP Financial that are coinsured with Household International (HI), affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

At March 31, 2003, the fair values of the assets related to the defined benefit pension plans were $316 compared to $331 at December 31, 2002. The drop in plan assets of $15 was driven primarily by a decrease in fair value of the equity securities in the portfolio. Additionally, at December 31, 2002, we lowered the discount rate to 6.75% from 7.00% in the calculation of the Projected Benefit Obligation (PBO) and will utilize that rate for the calculation of expense in 2003. Both the decline in the fair values of the invested assets and the lowering of the discount rate utilized in the calculation of the PBO will eventually lead to a higher pension expense over time.

Capital Resources

Stockholders’ Equity

The following table shows our capital adequacy.

	March 31	December 31
	2003	2002

Total assets less separate accounts	$29,095	$28,824
Total stockholders’ equity	3,602	3,540
Ratio of stockholders’ equity to assets less separate accounts	12.4%	12.3%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased $29 from year-end 2002, reflecting lower interest rates partially offset by increased credit spreads.

During the first three months of 2003, we repurchased one million of our common shares at an average cost of $37.85 per share.

We consider existing capital resources to be more than adequate to support the current level of our business activities.

The Individual Products, AIP and Benefit Partners segments are subject to regulatory constraints. Our insurance subsidiaries have statutory surplus and risk based capital levels well above required levels. These capital levels together with the rating agencies’ assessments of our business strategies have enabled our major life insurance affiliates to attain the highest available claims paying ratings by A.M. Best and Standard & Poor’s and the second highest rating by Fitch Ratings.

Short-Term Borrowings and Debt

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. We have two revolving credit agreements, currently aggregating $525, half available for five years and half available for 364 days. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper has various maturities, with none at March 31, 2003 in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $373 and $453 at March 31, 2003 and December 31, 2002 were 1.31% and 1.44%.

The maximum amount outstanding during the first three months of 2003 was $374 versus $455 for the year ended December 31, 2002.

Our commercial paper has retained the highest ratings by Standard & Poor’s and Fitch Ratings as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgage obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At March 31, 2003 and December 31, 2002, repurchase agreements, including accrued interest, were $497 and $499. The securities involved had a fair value and amortized cost of $466 and $532 at March 31, 2003 versus $433 and $493 at December 31, 2002. The maximum principal amounts outstanding were $597 during the first three months of 2003 compared to $636 for the year ended December 31, 2002.

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

Cash provided by operations in first quarter 2003 and 2002 was $95 and $68. The primary reason for the increase was the swing in realized (losses) gains from $33.6 for the first three months of 2002 to $(19.1) for first quarter 2003 which serves as an adjustment to cash generated from operations, partially offset by a $24.4 decrease in the net amount credited to policyholder accounts.

Net cash used in investing activities was $181 and $459 for the first three months of 2003 and 2002. The first quarter 2002 included the investment of approximately $208 of single premiums received in late 2001.

Net cash provided by financing activities was $72 and $312 for first quarter 2003 and 2002, including cash inflows from policyholder contract deposits net of withdrawals of $232 and $300, reflecting the processing of the premiums received in late 2001. Net borrowings declined in 2003 as funds were used to pay down debt levels rather than for investing purposes. Also, funds were used in first quarter 2003 to repurchase common shares.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we receive dividends from subsidiaries. Subsidiaries paid total cash dividends during the first quarter of $76 and $94 in 2003 and 2002. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs. Approval of dividends above these limits will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

Cash and cash equivalents were $53 and $67 at March 31, 2003 and December 31, 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $405 and $424 at these dates. We consider these securities to be sources of liquidity to support our strategies.

Total debt and equity securities available-for-sale at March 31, 2003 and December 31, 2002 were $17,206 and $16,874.

Off Balance Sheet Liabilities and Commitments

One of our subsidiaries entered into an agreement with an unaffiliated third party to provide for the initial and periodic purchase of the majority of its loans receivable. This agreement is renewable on an annual basis and the amount of loans involved continued to decline. If the agreement is not renewed, we can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at March 31, 2003 was $14 compared to $16 at December 31, 2002. We have no other off balance sheet arrangements of a financing nature.

JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $402 as of March 31, 2003, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $250 over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of March 31 2003 and December 31, 2002 approximated $78 and $73. These commitments will be funded through cash flows from operations and investment maturities.

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

	March 31		December 31
	2003		2002

Publicly-issued bonds	$15,401	62.7%	$15,239	62.6%
Privately-placed bonds	4,329	17.6	4,238	17.4

Subtotal bonds	19,730	80.3	19,477	80.0
Redeemable preferred stock	25	0.1	24	0.1

Subtotal debt securities	19,755	80.4	19,501	80.1
Mortgage loans on real property	3,289	13.4	3,294	13.5
Common stock	391	1.6	407	1.7
Non-redeemable preferred stock	2	0.1	2	0.0
Policy loans	904	3.7	909	3.7
Real estate	132	0.5	133	0.6
Other	28	0.1	33	0.1
Cash and equivalents	53	0.2	67	0.3

Total	$24,554	100.0%	$24,346	100.0%

Subsequent to March 31, 2003, we increased our non-insurance subsidiaries’ investments in common stocks that pay dividends by approximately $200.

Credit Risk Management and Impairment Review

Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At March 31, 2003 the average quality rating of our bond portfolio was “A”. We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating at March 31, 2003.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value

1	AAA	$4,649	$4,943	$4,939	25.0%
1	AA	1,832	1,988	1,969	10.0%
1	A	4,945	5,374	5,279	26.7%
2	BBB	5,894	6,287	6,193	31.3%
3	BB	736	685	693	3.5%
4	B	509	475	475	2.4%
5	CCC and lower	164	128	132	0.7%
6	In or near default	81	73	75	0.4%

	Total	$18,810	$19,953	$19,755	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of March 31, 2003. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

Creditor	Sector	Carrying Value

General Electric	Capital Goods	$93
Bank of America	Banks	90
Wachovia	Banks	89
National Rural Utilities	Utilities	88
U. S. Bancorp	Banks	88
Citigroup	Banks	87
Scana	Utilities	86
Burlington Northern Santa Fe	Transportation	86
Verizon Communications	Communications	85
Wells Fargo & Company	Banks	85

As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

To identify “potentially distressed securities”, we first screen for all securities that have a fair value to amortized cost ratio of less than 80%. As part of this identification process, management must make assumptions and judgments using the following information:

•	current fair value of the security compared to amortized cost

•	length of time the fair value was below amortized cost

•	industry factors or conditions related to a geographic area that are negatively affecting the security

•	downgrades by a rating agency

•	past due interest or principal payments or other violation of covenants

•	deterioration of the overall financial condition of the specific issuer

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

When we identify a security as potentially impaired, we add it to our potentially distressed security list and determine if the impairment is other than temporary. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other than temporarily impaired. In this review, we consider the following criteria:

•	fundamental analysis of the liquidity and financial condition of the specific issuer

•	underlying valuation of assets specifically pledged to support the credit

•	time period in which the fair value has been significantly below amortized cost

•	industry sector or geographic area applicable to the specific issuer

•	our ability and intent to retain the investment for a sufficient time to recover its value

When this intensive review determines that the decline is other than temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for both AFS and HTM securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

Below Investment Grade Securities

We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

The following table shows the ten largest below investment grade debt security exposures by individual issuer at March 31, 2003.

				Gross
		Amortized	Carrying	Unrealized
Creditor	Sector	Cost	Value	Gain/(Loss)

El Paso	Utilities	$65	$56	($9)
Rite Aid	Consumer Cyclical	49	43	(6)
Ahold, Royal	Consumer Cyclical	45	40	(6)
Qwest Communications	Communications	44	37	(7)
Williams Companies	Utilities	35	34	(1)
Intertape Polymer Group	Basic Materials	35	33	(2)
Thomas & Betts Company	Capital Goods	28	27	(1)
Carolina Tractor Equipment	Capital Goods	25	26	2
American Airlines	Transportation	25	25	0
Allied Waste	Utilities	25	22	(3)

Bonds of these issuers that are investment grade are not included in these values. Securities of some of these creditors are also on the potentially distressed security list and are subject to additional analysis for other-than-temporary impairment.

At March 31, 2003 and December 31, 2002, below investment grade bonds were $1,373 or 7.0% and $1,285 or 6.6% of the carrying value of the bond portfolio. These are higher than our historical exposures. We constantly monitor our below investment grade bonds and evaluate our exposure as a percentage of the total portfolio.

Unrealized Gains and Losses

The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads, which have caused temporary price fluctuations. However, within the specific bonds with unrealized losses, we further stratify and analyze them as discussed above to determine if the unrealized loss is other than temporary.

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of March 31, 2003.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$330	$28	$—	$358	$358
Federal agency mortgage backed securities (including collateralized mortgage obligations)	3,013	193	—	3,206	3,206
Obligations of states and political subdivisions	78	6	—	84	84
Corporate obligations	10,825	821	(190)	11,456	11,456
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	1,598	89	(3)	1,684	1,684
Redeemable preferred stock	24	1	—	25	25

Subtotal, debt securities	15,868	1,138	(193)	16,813	16,813
Non-redeemable preferred stock	1	1	—	2	2
Common stock	45	349	(3)	391	391

Securities available-for-sale	15,914	1,488	(196)	17,206	17,206

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	10	1	—	11	10
Corporate obligations	2,932	232	(35)	3,129	2,932

Debt securities held-to-maturity	2,942	233	(35)	3,140	2,942

Total AFS and HTM securities	$18,856	$1,721	$(231)	$20,346	$20,148

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific bonds, overall market interest rates or credit spreads as well as our decisions concerning the timing of any sales will impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2002 were $1,716 and $(290).

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of March 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Industrials
Basic Materials	$1,135	$68	$(20)	$1,183	$1,163
Capital Goods	891	60	(11)	940	932
Communications	516	45	(17)	544	537
Consumer Cyclical	1,944	141	(29)	2,056	2,018
Consumer Non-Cyclical	1,194	100	(4)	1,290	1,269
Energy	1,132	73	(12)	1,193	1,185
Technology	145	9	(1)	153	148
Transportation	724	66	(49)	741	735
Other Industrials	465	41	—	506	503
Utilities	2,833	215	(59)	2,989	2,950
Financials
Banks	1,640	159	(13)	1,786	1,760
Insurance	369	25	(2)	392	389
Other Financials	1,210	88	(8)	1,290	1,276
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	4,612	281	(3)	4,890	4,890

Total	$18,810	$1,371	$(228)	$19,953	$19,755

We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at March 31, 2003. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized	Fair	Unrealized	Carrying
	Cost	Value	Losses	Value

Due in one year or less	$51	$42	$(9)	$43
Due after one year through five years	399	359	(40)	371
Due after five years through ten years	613	566	(47)	576
Due after ten years through twenty years	643	548	(95)	557
Due after twenty years	297	272	(25)	274
Amounts not due at a single maturity date	81	70	(11)	70

Subtotal	2,084	1,857	(227)	1,891
Redeemable preferred stocks	4	3	(1)	4

Total	$2,088	$1,860	$(228)	$1,895

The following table shows the credit quality of our debt securities with unrealized losses at March 31, 2003.

	S&P or				Gross	% of Gross
	Equivalent	Amortized	Fair	% of	Unrealized	Unrealized	Carrying
SVO Rating	Designation	Cost	Value	Fair Value	Losses	Losses	Value

1	AAA/AA/A	$417	$388	20.9%	$(29)	12.7%	$392
2	BBB	668	623	33.5%	(45)	19.8%	632
3	BB	464	398	21.4%	(66)	28.9%	410
4	B	348	304	16.3%	(44)	19.3%	309
5	CCC and lower	154	119	6.4%	(35)	15.4%	122
6	In or near default	37	28	1.5%	(9)	3.9%	30

	Total	$2,088	$1,860	100.0%	$(228)	100.0%	$1,895

The following table shows the bonds of individual creditors that have unrealized losses of $10 or greater as of March 31, 2003. Bonds of the same creditors that have unrealized gains are not included.

		Amortized	Carrying	Unrealized
Creditor	Sector	Cost	Value	Loss

P G & E	Utilities	$27	$13	$(14)
Continental Airlines	Transportation	36	28	(13)
Delta Airlines	Transportation	35	25	(13)
US Airways	Transportation	33	21	(12)

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$1,042	$(155)	67.9%	$909
6 months – 1 year	202	(25)	11.0%	185
Less than 6 months	844	(48)	21.1%	801

Total	$2,088	$(228)	100.0%	$1,895

As we described previously, we pay particular attention to those securities with unrealized losses that we have identified as potentially impaired and include them in our potentially distressed securities list. Of the $228 gross unrealized losses in the table above, approximately $85 was included in our potentially distressed securities list. The length of time that securities have continuously remained on our potentially distressed securities listing is summarized as follows:

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$19	$(6)	7.1%	$19
6 months – 1 year	78	(50)	58.8%	87
Less than 6 months	71	(29)	34.1%	72

Total	$168	$(85)	100.0%	$178

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

Realized Losses – Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

For the quarter ended March 31, 2003, we had other-than-temporary impairments on bonds of $29 as compared to $13 for first quarter 2002. The individual impairments in excess of $10, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

•	$16.6 write down related to passenger airline equipment trust certificates due to continued difficulties in this industry. We are closely monitoring all of our positions in the passenger airline industry for indications that a loss in value could be other than temporary.

The remainder of the write downs resulting from other-than-temporary impairments ranged from $6 to less than $1.

For first quarter 2003, we incurred losses of $3 on actual sales of securities. All actual losses were individually less than $1. These disposals were in accordance with established portfolio management strategies and did not relate to securities that were other-than-temporarily impaired.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities) at March 31, 2003 and December 31, 2002, all of which are included in debt securities available-for-sale, were as follows:

	2002	2001

Federal agency issued mortgage backed securities	$3,206	$3,449
Corporate private-labeled mortgage backed securities	1,684	1,938

Total	$4,890	$5,387

Our investment strategy with respect to our mortgage backed securities (MBS) portfolio focuses on actively traded issues with less volatile cash flows. The majority of the MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to mitigate cash flow volatility over a range of interest rates.

Because of the steep decline in interest rates to record lows, the mortgage market experienced record levels of refinancings in 2002, and the structural protection of our MBS portfolio eroded. In first quarter 2003, we continued to experience prepayments on our MBS portfolio. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the amortization of income. The effect of these prepayments was an increase in investment income in the first three months of 2003 by $7.5 after tax. Further, these repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At March 31, 2003 and December 31, 2002, our allowance for mortgage loan credit losses was $36.

Derivative Instruments

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through March 31, 2003 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $321 and $278 were open as of March 31, 2003 and December 31, 2002. During 2002, we began using interest rate swaps to hedge future bond purchases that will back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the income that will eventually be earned on bonds that will back annuity contracts issued. These interest rate contracts are generally terminated within a month. We also purchase S&P 500 Index® options in association with our current sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in existence.

Market Risk Exposure

We believe that the amounts shown in Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative. During the first three months of 2003, 10 year U.S. Treasury rates decreased slightly.

External Trends and Forward Looking Information

With respect to external trends, general economic conditions, interest rate risks, credit risks, environmental liabilities and legal environment, see management’s comments in our Form 10-K.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the depth and duration of the current economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including tax proposals on dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier.

We undertake no obligation to publicly correct or update any forward looking statements, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our press releases and filings with the SEC. In particular, you should read the discussion in the section entitled “External Trends and Forward Looking Information,” and other sections it may reference, in our most recent 10-K report as it may be updated in our subsequent 10-Q and 8-K reports. This discussion covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect our performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the heading “Market Risk Exposures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 5. Other Information

Section 202 of the Sarbanes-Oxley Act of 2002 includes a requirement that we disclose any pre-approval during the reporting period by our Audit committee of any non-audit services to be performed by Ernst & Young LLP (E&Y), our external auditor. Non-audit services are defined generally in the law as services other than those provided in connection with an audit or a review of our financial statements. It is not clear whether this section has yet become effective, but we are providing the following information: No pre-approval of any non-audit services to be performed by E&Y was given by our Audit Committee during the first quarter of 2003.

E&Y also is performing limited other ongoing non-audit services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit Index on page 44.

(b)	Reports on Form 8-K

On April 29, 2003, Jefferson Pilot filed a report on Form 8-K, which furnished under items 7 and 9 the press release, issued April 28, 2003, reporting financial results for the first quarter of 2003. The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/Theresa M. Stone (Name and Title) Theresa M. Stone, Executive Vice President, Chief Financial Officer and Treasurer Date May 15, 2002

By (Signature) /s/Reggie D. Adamson (Name and Title) Reggie D. Adamson, Senior Vice President — Finance (Principal Accounting Officer) Date May 15, 2002

CERTIFICATION OF CEO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Stonecipher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jefferson-Pilot Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David A. Stonecipher

David A. Stonecipher
Chief Executive Officer
May 15, 2003

CERTIFICATION OF CFO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theresa M. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jefferson-Pilot Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Theresa M. Stone

Theresa M. Stone
Chief Financial Officer
May 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

99	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.