Form 10-Q
period 2003-06-30
JEFFERSON PILOT CORP
filed 2003-08-14
CIK 53347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0896180 (I.R.S. Employer Identification No.)

100 North Greene Street, Greensboro, North Carolina (Address of principal executive offices)	27401 (Zip Code)

(336) 691-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

Number of shares of common stock outstanding at June 30, 2003 141,789,519

JEFFERSON-PILOT CORPORATION

INDEX

		- Page No. -

Part I.	Financial Information
Item 1.	Consolidated Unaudited Condensed Balance Sheets - June 30, 2003 and December 31, 2002	3
	Consolidated Unaudited Condensed Statements of Income - Three and Six Months ended June 30, 2003 and 2002	4
	Consolidated Unaudited Condensed Statements of Cash Flows - Six Months ended June 30, 2003 and 2002	5
	Notes to Consolidated Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
Part II.	Other Information
Item 1.	Legal Proceedings	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 6.	Exhibits and Reports on Form 8-K	43
Signatures		44
Exhibit Index, followed by Exhibits		45

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Millions Except Share Information)

	June 30	December 31
	2003	2002

ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $15,997 and $15,591)	$17,259	$16,465
Debt securities held to maturity, at amortized cost (fair value $3,155 and $3,225)	2,912	3,036
Equity securities available for sale, at fair value (cost $295 and $46)	713	409
Mortgage loans on real estate	3,267	3,294
Policy loans	901	909
Real estate	131	133
Other investments	34	33

Total investments	25,217	24,279
Cash and cash equivalents	52	67
Accrued investment income	310	302
Due from reinsurers	1,373	1,375
Deferred policy acquisition costs and value of business acquired	2,007	2,027
Goodwill	312	312
Assets held in separate accounts	1,916	1,785
Other assets	491	462

Total assets	$31,678	$30,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$2,638	$2,592
Policyholder contract deposits	20,001	19,545
Dividend accumulations and other policyholder funds on deposit	247	248
Policy and contract claims	161	161
Other	636	586

Total policy liabilities	23,683	23,132
Commercial paper and revolving credit borrowings	528	453
Securities sold under repurchase agreements	376	499
Currently payable income taxes	(25)	46
Deferred income tax liabilities	534	385
Liabilities related to separate accounts	1,916	1,785
Accounts payable, accruals and other liabilities	495	469

Total liabilities	27,507	26,769

Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated debentures (“Capital Securities”)	300	300
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2003-141,789,519 shares; 2002-142,798,768 shares	177	180
Retained earnings	2,864	2,750
Accumulated other comprehensive income	830	610

	3,871	3,540

Total liabilities and stockholders’ equity	$31,678	$30,609

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
(Dollar Amounts in Millions Except Per Share Information)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenue:
Premiums and other considerations	$426	$391	$852	$763
Net investment income	413	403	820	807
Realized investment gains	20	4	1	38
Communications sales	51	50	101	98
Other	24	30	48	57

Total revenue	934	878	1,822	1,763

Benefits and Expenses:
Insurance and annuity benefits	524	495	1,045	981
Insurance commissions, net of deferrals	25	32	50	63
General and administrative expenses, net of deferrals	57	56	109	109
Amortization of policy acquistion costs and value of business acquired	81	69	163	132
Communications operations	27	28	62	62

Total benefits and expenses	714	680	1,429	1,347

Income before income taxes	220	198	393	416
Income taxes	74	67	132	139

Net income before dividends on Capital Securities	146	131	261	277
Dividends on Capital Securities	(6)	(6)	(12)	(12)

Net income available to common stockholders	$140	$125	$249	$265

Net income available to common stockholders, before dividends on Capital Securities	$146	$131	$261	$277
Other comprehensive income	191	191	220	86

Comprehensive income	$337	$322	$481	$363

Average number of shares outstanding	142.0	149.4	142.4	149.7

Net Income Per Share of Common Stock:
Net income available to common stockholders	$0.99	$0.84	$1.75	$1.77

Net income available to common stockholders - assuming dilution	$0.98	$0.83	$1.74	$1.75

Dividends declared per common share	$0.330	$0.303	$0.633	$0.605

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Six Months Ended
	June 30
	2003	2002

Net cash provided by operations	$220	$113

Cash Flows from Investing Activities:
Investments purchased, net	(476)	(644)
Other investing activities	1	(15)

Net cash used in investing activities	(475)	(659)

Cash Flows from Financing Activities:
Policyholder contract deposits	1,183	1,352
Policyholder contract withdrawals	(748)	(684)
Net short-term repayments	(48)	(19)
Repurchase of common shares, net	(46)	(112)
Cash dividends paid	(102)	(99)
Other financing activities	1	4

Net cash provided by financing activities	240	442

Decrease in cash and cash equivalents	(15)	(104)
Cash and cash equivalents at beginning of period	67	139

Cash and cash equivalents at end of period	$52	$35

Supplemental Cash Flow Information:
Income taxes paid	$167	$121

Interest paid	$7	$14

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Significant Accounting Policies

Stock Based Compensation

The Company accounts for stock incentive awards in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with SFAS 123 for stock options granted to non-employees, specifically agents.

SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994 under the fair value method of that Statement.

The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net income, as reported	$140	$125	$249	$265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	2	3	7

Pro forma net income available to common stockholders	$140	$123	$246	$258

Earnings per share available to common stockholders, as reported	$0.99	$0.84	$1.75	$1.77
Pro forma earnings per share available to common stockholders	$0.99	$0.82	$1.73	$1.72
Earnings per share available to common stockholders – assuming dilution, as reported	$0.98	$0.83	$1.74	$1.75
Pro forma earnings per share available to common stockholders – assuming dilution	$0.98	$0.81	$1.72	$1.70

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

The following table summarizes certain financial information regarding the Company’s reportable segments:

	June 30	December 31
	2003	2002

Assets
Individual Products	$17,124	$16,671
AIP	9,487	9,397
Benefit Partners	980	909
Communications	201	204
Corporate & other	3,886	3,428

Total assets	$31,678	$30,609

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Revenues
Individual Products	$457	$451	$923	$898
AIP	173	171	343	341
Benefit Partners	208	177	405	340
Communications	50	49	100	97
Corporate & Other	26	26	50	49

	914	874	1,821	1,725
Realized investment gains, before tax	20	4	1	38

Total revenues	$934	$878	$1,822	$1,763

Reportable segments results and reconciliation to net income available to common stockholders
Individual Products	$74	$75	$150	$145
AIP	22	20	43	41
Benefit Partners	12	12	24	25
Communications	12	10	19	17
Corporate & Other	7	5	12	12

Total reportable segment results	127	122	248	240
Realized investment gains, net of tax	13	3	1	25

Net income available to common stockholders	$140	$125	$249	$265

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Numerator:
Net income before dividends on Capital Securities	$146	$131	$261	$277
Dividends on Capital Securities	(6)	(6)	(12)	(12)

Numerator for earnings per share and earnings per share - assuming dilution – Net income available to common stockholders	$140	$125	$249	$265

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	142,038,270	149,370,907	142,419,088	149,733,120
Effect of dilutive securities:
Stock options	1,017,098	1,662,955	937,649	1,684,168

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	143,055,368	151,033,862	143,356,737	151,417,288

Earnings per share	$0.99	$0.84	$1.75	$1.77

Earnings per share – assuming dilution	$0.98	$0.83	$1.74	$1.75

5. Contingent Liabilities

A life insurance subsidiary has been a defendant in two separate proposed class action suits. The plaintiffs’ fundamental claim in the first suit is that policy illustrations were misleading to consumers. A settlement of this case was approved by the court on June 17, 2003. In agreeing to settle, the life company has denied any wrongdoing but believes that the settlement provides benefits to the policyholder class and to the life company by resolving and eliminating the need for corporate resources to be spent on a lawsuit that has been pending for seven years.

The second proposed class action suit alleges that a predecessor company, decades ago, unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. Management believes that the life company’s practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

One of the Company’s subsidiaries has sold certain of its loans receivables to an unrelated third-party bank sponsored conduit under a securitization facility. Under the securitization facility, the Company has an agreement to sell, on an initial and periodic basis, pools of certain loans receivable to a special-purpose entity (SPE). The SPE then sells a senior interest in the receivables at a discount to the conduit in exchange for cash, which is used to purchase additional receivables from the Company. The Company’s maximum exposure to loss as a result of its involvement with the conduit is limited to the carrying value of the retained subordinate interest of approximately $12 at June 30, 2003.

The transfer of the loans receivable are recognized as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Gains and losses from transfers are recognized in the income statement when the Company relinquishes control of the transferred financial assets. The gain or loss recognized on a sale depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the portion of the assets sold and the retained interests based upon their respective fair values at the date of sale. Therefore, the application of the Interpretation will not have an effect on the Company’s consolidation policy.

Additionally, the Company is in the process of evaluating the implications of the Interpretation to a few small selected interests in partnerships and investment companies. Presently, it is not anticipated that the application will have any impact on our consolidation practices.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS 149 is not expected to impact the Company’s financial position or results of operation.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (the Statement). The Statement requires the classification of certain financial instruments as either a liability or equity, depending on the characteristics of the instrument. Currently, the Company has its Capital Securities classified as “Mezzanine Capital” in that they are grouped neither as a liability or equity. The application of the Statement would require the Capital Securities to be classified as a liability. Additionally, payments to Capital Security holders that are currently classified as dividends will be required to be included as interest expense on a prospective basis. This statement will be effective as of July 1, 2003. Prior reported amounts of dividends will not be restated. There will be no cumulative effect of the change in accounting principle upon adoption, only reclassification on both the balance sheet and income statement on a prospective basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three month and six month periods ended June 30, 2003, as compared to the same periods of 2002, of Jefferson-Pilot Corporation and subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Product (AIP), Benefit Partners, Communications, and Corporate and Other.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Individual Products	50%	52%	51%	52%
AIP	19%	20%	19%	20%
Benefit Partners	23%	20%	22%	20%
Communications	5%	5%	5%	5%
Corporate and Other	3%	3%	3%	3%

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

We believe that these policies continued to be applied in a consistent manner during the first six months of 2003. Legal proceedings are discussed in Note 5 to the Consolidated Condensed Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Consolidated Summary of Income
Total reportable segment results	$126.9	$122.4	$248.4	$240.1
Realized investment gains (net of applicable income taxes)	13.2	2.8	0.8	24.7

Net income available to common stockholders	$140.1	$125.2	$249.2	$264.8

Consolidated Earnings Per Share
Basic:
Total reportable segment results	$0.90	$0.82	$1.74	$1.60
Realized investment gains (net of applicable income taxes)	0.09	0.02	0.01	0.17

Net income available to common stockholders	$0.99	$0.84	$1.75	$1.77

Fully-diluted:
Total reportable segment results	$0.89	$0.81	$1.73	$1.59
Realized investment gains (net of applicable income taxes)	0.09	0.02	0.01	0.16

Net income available to common stockholders	$0.98	$0.83	$1.74	$1.75

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Average number of shares outstanding	142,038,270	149,370,907	142,419,088	149,733,120

Average number of shares outstanding - assuming dilution	143,055,368	151,033,862	143,356,737	151,417,288

Compared to second quarter 2002, net income available to common stockholders increased 11.9%, and for the first six months decreased 5.9% from 2002, primarily due to fluctuations in realized investment gains (which include other-than-temporary bond impairments in all of these periods).

We make decisions to realize investment gains based upon economic and market conditions. This quarter we chose to take advantage of the recent increase in the equity markets and market value recoveries on several debt securities that we had previously written down as other-than-temporarily impaired. Total reportable segment results increased 3.7% and 3.5% over the second quarter and first six months of 2002 due to higher AIP segment results, growth in our Communications segment and, in the second quarter, higher Corporate and Other segment results. Our Individual Products segment results were essentially flat for the second quarter and increased 4.0% over the first six months of 2002 as further discussed below. Our Benefit Partners segment results were also flat for the second quarter and decreased 3.9% from the first six months of 2002 due to adverse mortality in the group life business.

Increases in earnings per share amounts were more favorable than the increases in total earnings amounts due to continued share repurchases. Average diluted shares outstanding declined 5.3% from the second quarter and first six months of 2002.

Results by Business Segment

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. Sales performance is a statistic we use to assess results. Our sales, which are primarily of long-duration contracts in the Individual Products and AIP segments, have less proportional immediate impact on results for these two segments as described in the segment discussions below.

Reportable Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Individual Products	$74.3	$74.8	$150.3	$144.5
AIP	21.6	19.3	42.8	40.7
Benefit Partners	12.5	12.5	24.4	25.4
Communications	11.5	10.6	18.6	17.1
Corporate and Other	7.0	5.2	12.3	12.4

Total reportable segment results	126.9	122.4	248.4	240.1
Net realized investment gains	13.2	2.8	0.8	24.7

Net income available to common stockholders	$140.1	$125.2	$249.2	$264.8

Segment Assets

We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment.

	June 30

	2003	2002

Individual Products	$17,124	$16,319
AIP	9,487	9,022
Benefit Partners	980	852
Communications	201	197
Corporate and Other	3,886	3,268

Total assets	$31,678	$29,658

Individual Products

The Individual Products segment markets individual life insurance policies through independent general agents, independent national account marketing firms, agency building general agents, home service agents, broker/dealers, banks and other strategic alliances.

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

UL-type product premiums may vary over the life of the policy at the discretion of the policyholder, so we do not recognize them as revenues when received, although UL-type premiums do increase assets and liabilities. We recognize revenues on these products from mortality, expense and surrender charges to policyholder fund balances (product charges). Additionally, we earn interest spreads on all UL-type and traditional products. Policy benefits include interest credited to policyholder fund balances as well as claim related costs.

Reportable segment results also include earnings on allocated capital for both traditional and UL-type products.

Segment results were:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Traditional premiums and other considerations	$42.0	$45.6	$86.2	$92.8
UL and investment product charges	185.0	174.4	378.2	342.6
Net investment income	229.1	229.3	456.1	459.2
Other income	1.5	1.8	2.9	3.6

Total revenues	457.6	451.1	923.4	898.2

Policy benefits	266.5	264.9	540.8	536.2
Expenses	76.8	71.1	151.4	139.7

Total benefits and expenses	343.3	336.0	692.2	675.9

Reportable segment results before income taxes	114.3	115.1	231.2	222.3
Provision for income taxes	40.0	40.3	80.9	77.8

Reportable segment results	$74.3	$74.8	$150.3	$144.5

Individual Products reportable segment results decreased 0.7% from second quarter 2002 and increased 4.0% over the first six months of 2002 reflecting improved profitability on our UL-type products, offset by lower earnings on our older traditional products as well as increased amortization of VUL DAC as further discussed below.

The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Annualized life insurance premium sales:
Individual markets excluding Community Banks and BOLI	$49	$52	$106	$91
Community Banks and BOLI	$—	$19	$5	$42

Average UL policyholder fund balances	$10,508	$9,779	$10,430	$9,645
Average VUL separate account assets	1,166	1,290	1,136	1,311

	$11,674	$11,069	$11,566	$10,956

Average face amount of insurance in force:
Total	$164,139	$160,749	$163,950	$160,129
UL-type policies	$122,716	$119,174	$122,479	$118,684

Average assets	$16,977	$16,301	$16,864	$16,260

Sales from our Individual markets excluding Community Banks and bank owned life insurance (BOLI) declined 5.8% from second quarter 2002, primarily due to training and market repositioning related to the introduction of a new fixed UL product. For the first six months, however, these sales increased 16.5% due to continued demand for several UL products introduced in 2002 and our continued Premier Partnering initiatives. We had no sales to Community Banks or of BOLI business for the quarter, and we experienced an 88.1% decrease in these sales from the first half of 2002. Community Bank and BOLI sales will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns. This has not occurred in recent quarters.

Revenues include traditional insurance premiums and policy charges, net of reinsurance, and net investment income. Individual traditional premiums decreased 7.9% and 7.1% from the second quarter and first half of 2002 due to the continued decline in our traditional business in force as we are focusing our efforts towards UL-type products. UL and investment product charges increased 6.1% and 10.4% from the second quarter and first half of 2002. For the quarter, growth in UL product charges was in line with the growth of average UL policyholder fund balances of 7.5%. For the first six months, UL product charges grew faster than the average UL fund balances due to sales of certain products designed with higher up-front expense charges in the first year. Approximately 30% of the up-front expense charges, representing the levelized portion of these up-front expense charges, are taken into income immediately with the remaining 70% deferred through a charge to unearned revenue reserves, which are accounted for as policy benefits. The deferred expense charges on these products are taken into income over time in a manner consistent with DAC amortization.

Net investment income was flat when compared to both the second quarter and first six months of 2002, reflecting a decline in investment yields despite growth in business. Investment income earned on our traditional block of business decreased $3.2 and $6.6 from the second quarter and first half of 2002 due to this decline in our portfolio yields. Also negatively impacting net investment income was an increase in default charges from the Individual Products segment to the Corporate and Other segment of $1.4 over the second quarter and $2.6 over the first half of 2002, as further discussed below under Corporate and Other. During second quarter 2003, we continued to experience prepayments of mortgage-backed securities held by this segment. Our mortgage backed securities portfolio is primarily a discount portfolio; therefore, the effect of these prepayments was to accelerate the accretion of discount and increase the effective yields on our mortgage backed portfolio. For the second quarter and first six months of 2003, the excess accretion of discount as a result of these prepayments in this segment was $4.7 and $8.1 compared to $2.3 and $7.3 for the same periods of 2002. We continue to invest the proceeds from these prepayments at current market yields, which are lower than our portfolio yields.

In response to a decline in portfolio yields, we have actively managed our interest spreads (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, included in policy benefits) on our fixed UL-type products through crediting rate reductions. The average investment spread on fixed UL products increased 13 basis points to 2.01% and 6 basis points to 1.97% from the second quarter and first six months of 2002, and the average crediting rate decreased 58 basis points to 5.04% and 51 basis points to 5.09% from the these same periods. After these reductions our crediting rates are approximately 70 basis points on average in excess of our minimum guaranteed rates at June 30, 2003. Continued declines in general market interest rates may impact future profitability to the extent that these declines cannot be recovered through policy crediting rate reductions, and interest spreads may vary over time due to our competitive strategies and changes in product design.

Total policy benefits were flat compared to the second quarter and first six months of 2002. Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Total policy benefits on traditional contracts represented 126.6% and 125.4% of premiums in the second quarter and the first six months of 2003 compared to 118.7% and 127.7% in the second quarter and the first six months of 2002. The increase over second quarter 2002 is driven by the fact that our premium income on this block of business is declining at a faster rate than the benefits. The improvement over the first six months of 2002 primarily reflects lower surrender activity.

Policy benefits on UL-type products include interest credited to policyholder accounts, death benefits in excess of fund balances and changes in unearned revenue reserves. Total policy benefits on UL-type products, on an annualized basis, decreased to 7.4% and 7.5% of average policyholder funds and separate accounts versus 7.6% and 7.7% from the second quarter and first six months of 2002. Interest credited declined $4.1 and $7.1 or 3.1% and 2.7% from the second quarter and first half of 2002, despite an increase in average UL fund balances of 7.5% and 8.1%, reflecting the crediting rate reductions described above. The change in deferred revenue reserves increased $1.6 and $9.2 over the second quarter and first six months of 2002 due to increased sales of products with higher up-front expense charges. Death benefits on UL-type products for the second quarter increased over 2002 partially due to the growth of business and due to an increase in the average age of our insureds. Actual mortality experience, net of reinsurance, for UL-type products per thousand dollars of face amount of insurance in force was $2.19 and $2.25 for the second quarter and first six months of 2003 compared to $2.04 and $2.10 for the 2002 periods. Mortality policy charges per thousand dollars of face amount of insurance in force were $4.02 and $4.06 for the second quarter and first six months of 2003 compared to $4.00 and $3.97 for the 2002 periods, again reflecting the increase in average age of our insureds. Recent products are designed to rely more on expense charges rather than mortality charges.

Total expenses (including the net deferral and amortization of DAC and VOBA) increased 8.0% and 8.4% from the second quarter and first six months of 2002. The expense details are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Commissions	$66.4	$67.4	$145.6	$130.5
General and administrative – acquisition related	22.1	20.7	45.2	41.9
General and administrative – maintenance related	10.6	11.7	17.6	20.9
Taxes, licenses and fees	12.5	13.9	27.4	28.6

Total commissions and expenses incurred	111.6	113.7	235.8	221.9
Less commissions and expenses capitalized	(79.5)	(81.2)	(174.7)	(156.4)
Amortization of DAC and VOBA	44.7	38.6	90.3	74.2

Total expense	$76.8	$71.1	$151.4	$139.7

The increase in expenses over the second quarter and first six months of 2002 reflects higher amortization of DAC and VOBA, partially offset by decreases in taxes, licenses and fees and maintenance expenses. Recent years’ sales growth combined with adjustments to the assumptions of our mean reversion techniques for VUL products that we made in the third quarter of 2002 are the primary contributors to the increase in the amortization of DAC and VOBA. Amortization of DAC and VOBA on VUL products increased $3.2 and $6.8 over the second quarter and first half of 2002. The expense amounts we capitalize as DAC include first year commissions, as well as deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. As second quarter sales decreased, pricing allowables capped the amounts of acquisition expenses and commissions capitalized.

Average Individual Products assets grew 4.1% and 3.7% over the second quarter and first six months of 2002, primarily due to growth in existing UL policyholder fund balances, partially offset by declines in the market values of separate account assets of variable products. Average VUL separate account assets decreased 9.6% and 13.3% compared to the second quarter and first six months of 2002. Compared to the first six months of 2002, adjusting for the change in market value, net of dividends, average separate account balances increased 3.2%, and total average fund balances grew by 7.4%.

Our financial and operating risks for this segment include, among others, interest spread risks, mortality risks, variances between actual and underlying assumptions of DAC and VOBA, changes in taxation of our products and competing offerings and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

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

Reportable segment results were:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Policy charges, premiums and other considerations	$2.5	$3.0	$4.5	$6.6
Net investment income	147.4	140.9	292.9	281.5
Concession and other income	23.1	27.2	45.3	52.6

Total revenues	173.0	171.1	342.7	340.7

Policy benefits	103.7	103.1	207.3	203.5
Expenses	36.1	38.2	69.5	74.6

Total benefits and expenses	139.8	141.3	276.8	278.1

Reportable segment results before income taxes	33.2	29.8	65.9	62.6
Provision for income taxes	11.6	10.5	23.1	21.9

Reportable segment results	$21.6	$19.3	$42.8	$40.7

AIP reportable segment results increased by 11.9% and 5.2% compared to the second quarter and first six months of 2002 as detailed in the following discussion.

The following table summarizes key information for AIP:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Fixed annuity premium sales	$132	$256	$247	$442
Variable annuity premium sales	1	2	2	7

	$133	$258	$249	$449

Investment product sales	$663	$773	$1,278	$1,517

Average policyholder fund balances	$8,319	$7,674	$8,280	$7,603
Average separate account policyholder fund balances	336	455	336	474

	$8,655	$8,129	$8,616	$8,077

Effective investment spreads for fixed annuities	1.88%	1.82%	1.89%	1.83%
Fixed annuity surrenders as a percentage of beginning fund balances	7.8%	10.2%	7.9%	9.8%

Average assets	$9,449	$8,963	$9,427	$8,899

We derive annuity revenues from investment income on segment assets, policy charges and concession income earned on investment product sales by JPSC. Our policy charge income declined $0.9 and $1.7 from the second quarter and first six months of 2002 as a result of lower surrender charge income due to historically low surrenders. Net investment income grew 4.6% and 4.0% over the second quarter and first six months of 2002, which was lower than the growth in average policyholder fund balances of 6.5% and 6.7%, primarily due to a decline in new investment yields. The AIP segment experienced prepayments of mortgage backed securities, which increased net investment income in the AIP segment through acceleration of the accretion of discount on our mortgage backed portfolio. The excess accretion of discount as a result of these prepayments was $5.0 and $8.5 in the second quarter and first half of 2003 compared to $0.1 and $2.5 for the same periods of 2002. Fixed annuity premium sales decreased 48.4% and 44.1% from the second quarter and first six months of 2002, reflecting continued competition in the fixed annuity market and our unwillingness to match our competitors’ crediting rates, especially in our bank channel. Consistent with a decrease in investment product sales, JPSC’s concession and other income decreased 15.1% and 13.9% from the second quarter and first half of 2002.

Fixed annuity surrenders as a percentage of beginning fund balances on an annualized basis declined to 7.8% versus 10.2% and 7.9% versus 9.8% from the second quarter and first six months of 2002. The lower lapse rates reflect the effects of increased surrender charge protection within our in-force block of business, the lower interest rate environment and the increasing percentage of our annuity block with multi-year crediting rate guarantees. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with 5% or more surrender charges were 52% of total fixed annuity fund balances at June 30, 2003 compared to 49% a year earlier.

Policy benefits, which are mainly comprised of interest credited to policyholder accounts, were flat compared to second quarter 2002 and increased 1.9% over the first six months of 2002, reflecting crediting rate reductions despite growth in average fund balances.

Effective investment spreads on fixed annuities increased to 1.88% and 1.89% from 1.82% and 1.83% for the second quarter and first six months of 2002. We are continuing to realize the effects of crediting rate reductions we made in late 2002 and during the first half of 2003, which generally take effect on annuity contract anniversary dates. The average crediting rate on the portfolio decreased to 5.02% and 5.10% in the second quarter and first six months of 2003 from 5.48% and 5.49% for the same 2002 periods. We have approximately $4 billion of policyholder fund balances with crediting rates on an annual reset basis, and our crediting rates are approximately 75 basis points on average in excess of our minimum guaranteed rates at June 30, 2003. We also have approximately $3 billion of policyholder fund balances with multi-year guaranteed rates, which will begin to expire in about eighteen months. As mentioned earlier, increased accretion of discount on mortgage backed securities is also continuing to positively impact our investment spreads.

The expense details for the AIP segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Commissions – insurance companies	$7.0	$11.9	$13.0	$23.1
Commissions – broker/dealer	19.1	23.0	37.2	44.5
General and administrative – acquisition related	2.6	3.4	6.3	7.1
General and administrative – maintenance related	3.7	4.1	6.4	7.2
Taxes, licenses and fees	0.8	0.8	1.5	1.5

Total commissions and expenses incurred	33.2	43.2	64.4	83.4
Less commissions and expenses capitalized	(9.2)	(15.2)	(18.5)	(29.8)
Amortization of DAC and VOBA	12.1	10.2	23.6	21.0

Total expense	$36.1	$38.2	$69.5	$74.6

Total AIP expenses decreased 5.5% and 6.8% from the second quarter and first six months of 2002, due primarily to lower commission expenses of JPSC. However, we continue to closely manage the maintenance related general and administrative expenses, which declined 9.8% and 11.1% from the second quarter and first six months of 2002.

JPSC earnings were $1.0 and $2.2 for the second quarter and first six months of 2003 compared to $1.0 and $2.0 for the same 2002 periods.

An inherent risk in the annuity business is that continued low or further declines in investment yields coupled with competition from competing products and minimum rate guarantees could further reduce our investment spread and reduce annuity sales. Other risks associated with the annuity business include increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges, and changes in taxation of our products and competing offerings. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of our Form 10-K.

Benefit Partners

The Benefit Partners segment offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. These products are marketed primarily through a national distribution system of regional offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms. Reportable segment results were:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Premiums and other considerations	$191.3	$162.0	$373.1	$310.4
Investment income, net of expenses	16.5	14.6	32.4	29.6

Total revenues	207.8	176.6	405.5	340.0

Policy benefits	147.8	120.9	285.5	230.1
Expenses	40.7	36.5	82.4	70.8

Total benefits and expenses	188.5	157.4	367.9	300.9

Reportable segment results before income taxes	19.3	19.2	37.6	39.1
Provision for income taxes	6.8	6.7	13.2	13.7

Reportable segment results	$12.5	$12.5	$24.4	$25.4

Benefit Partners reportable segment results were flat for the second quarter and decreased 3.9% compared to the first six months of 2002 as discussed below.

The following table summarizes key information for Benefit Partners:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Life, Disability, and Dental:
Annualized sales	$40	$37	$113	$93
Loss ratio	74.7%	73.1%	74.3%	72.4%

Total expenses, % of premium income	21.4%	22.7%	22.2%	22.9%

Average assets	$962	$838	$945	$822

Benefit Partners revenues increased 17.7% and 19.3% over the second quarter and first six months of 2002. Annualized new sales for the core life, disability and dental lines grew 8.1% and 21.5% over the second quarter and first six months of 2002, reflecting continued distribution channel growth, the maturation of the sales force selling these products under the Jefferson Pilot name, our strong ratings and our technology driven customer service.

Policy benefits increased 22.2% and 24.1% over the second quarter and first six months of 2002 driven by growth in the business coupled with adverse claims experience during the first six months of 2003 in the life product line. Our life, disability and dental incurred loss ratio increased to 74.7% versus 73.1% and 74.3% versus 72.4% from the second quarter and first six months of 2002 due to the adverse mortality experienced in the life product line. While loss ratios for our life products are higher than levels we would expect, they did improve measurably from first quarter 2003. During the quarter we engaged an outside consulting firm to assist us in studying the mortality experience of our life block. Following this study, we are continuing our evaluation and anticipate making certain adjustments in our underwriting practices to reduce potential anti-selection as well as pricing adjustments to selected cells of business to provide more satisfactory results going forward.

Total expenses for the Benefit Partners segment increased 11.5% and 16.4% over the second quarter and first six months of 2002, due to overall growth in the business. As a percentage of premium income, total expenses were 21.4% versus 22.7% and 22.2% versus 22.9% for the second quarter and first half of 2002.

The expense details are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Commissions	$21.6	$18.5	$42.4	$36.1
General and administrative	18.2	16.7	37.7	33.6
Taxes, licenses and fees	5.0	5.0	10.3	9.0

Total commissions and expenses incurred	44.8	40.2	90.4	78.7
Less commissions and expenses capitalized	(28.9)	(24.0)	(57.2)	(45.1)
Amortization of DAC	24.8	20.3	49.2	37.2

Total expense	$40.7	$36.5	$82.4	$70.8

Acquisition costs consisting of commissions and other expenses that are primarily related to contracts issued or renewed are capitalized and are charged to expense in proportion to the revenue recognized. The amount of acquisition costs capitalized as well as the amount amortized grew in proportion with the increase in sales for the second quarter and first six months of 2003.

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

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Communications revenues (net)	$50.7	$50.0	$101.2	$98.6
Operating costs and expenses	27.6	27.8	62.3	61.5

Broadcast cash flow	23.1	22.2	38.9	37.1
Depreciation and amortization	2.1	1.9	4.2	3.8
Corporate general and administrative expenses	1.2	1.9	2.7	3.2
Net interest expense	0.5	0.7	1.1	1.5

Operating revenue before income taxes	19.3	17.7	30.9	28.6
Provision for income taxes	7.8	7.1	12.3	11.5

Reportable segment results	$11.5	$10.6	$18.6	$17.1

Reportable segment results increased 8.5% and 8.8% over the second quarter and first six months of 2002, primarily due to increased demand for advertising, increased share in our Television and Radio markets and effective ongoing operating expense management.

Combined revenues for Radio and Television increased 1.3% and 3.0% over the second quarter and first half of 2002, reflecting solid increases in demand for local advertising in Television and national advertising in Radio. Political revenues for combined Radio and Television declined by $0.5 from the second quarter and first half of 2002. Disregarding revenues from political advertising, combined revenues for Radio and Television increased 2.3% and 3.6% over the second quarter and first half of 2002. The second quarter is typically a slow period for Sports with minimal collegiate activity.

Broadcast cash flow increased 4.1% and 4.9% over the second quarter and first half of 2002 due to improved profitability at our Radio and Television properties, despite disappointing first quarter 2003 results in our Sports basketball product.

Total expenses, excluding interest expense, decreased $0.7 or 2.2% from the second quarter and increased $0.7 or 1.0% over the first half of 2002. As a percent of communication revenues, these expenses were 60.9% versus 63.2% and 68.4% versus 69.5% in the second quarter and first six months of 2003 and 2002, reflecting continued expense discipline in this segment.

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

The following table summarizes results for this segment:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Earnings on investments	$22.3	$22.1	$43.9	$43.1
Interest expense on debt and Exchangeable Securities	2.1	2.6	4.6	5.0
Operating expenses	6.7	7.3	13.0	12.2
Provision for income tax expense	0.3	0.8	1.7	1.2

Total expenses	9.1	10.7	19.3	18.4

Reportable segment results before dividends on Capital Securities	13.2	11.4	24.6	24.7
Dividends on Capital Securities	(6.2)	(6.2)	(12.3)	(12.3)

Reportable segment results	7.0	5.2	12.3	12.4
Realized investment gains, net	13.2	2.8	0.8	24.7

Reportable segment results, including realized gains	$20.2	$8.0	$13.1	$37.1

Reportable segment results excluding realized gains increased $1.8 from the second quarter and declined $0.1 from the first half of 2002. Several items impacted results, including an increase in earnings on investments due to increased default charge income, resumed income in the second quarter of this year on certain previously defaulted securities, lower interest expense on debt and lower quarterly operating expenses in this segment as further discussed below.

The earnings on investments for this segment include default charge income received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. Default charges are calculated in part as a percentage of invested assets. In response to the recent default environment in the securities market, we increased default charges to the other operating segments. This resulted in default charge income of $7.7 and $14.6 for the second quarter and first six months compared to $5.7 and $10.9 for the same periods of 2002. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and investment income fluctuations on bonds impaired or sold, among other factors.

Operating expenses declined $0.6 from the second quarter and increased $0.8 over the first six months of last year. The increase in the first half was primarily caused by the expensing in the first quarter of stock options granted to our Premier Partners. Operating expenses for this segment vary with the level of corporate activities and strategies.

The provision for income tax expense includes the tax benefit of preferred dividends on Capital Securities, which we record gross of related tax effects.

Realized investment gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Bonds gains	$22.5	$9.5	$36.8	$12.2
Bond losses	(1.9)	(7.1)	(4.7)	(12.1)
Bond impairment charges	(12.1)	(39.5)	(41.1)	(52.8)
Stock gains (net)	13.8	42.1	13.8	94.0
Other losses	(2.0)	(0.7)	(3.6)	(3.3)

Gross realized gains	20.3	4.3	1.2	38.0
Less: taxes	(7.1)	(1.5)	(0.4)	(13.3)

Net realized gains	$13.2	$2.8	$0.8	$24.7

The level of bond write-downs and losses for second quarter 2003 was the lowest in seven quarters, a result of significant improvement in the corporate credit environment and proactive portfolio management. Approximately 60% of the bond gains realized in second quarter 2003 were on previously written down securities, which we sold after their prices improved in order to reposition our holdings. We also elected to realize gains on equity securities due to the recent increase in the equity markets, especially of our investment in Bank of America common stock.

The following table summarizes assets assigned to this segment.

	June 30

	2003	2002

Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,042	$901
Unrealized gain on fixed interest investments	867	334
Co-insurance receivables on acquired blocks	1,045	1,084
Employee benefit plan assets	344	349
Goodwill arising from insurance acquisitions	270	270
Other	318	330

Total	$3,886	$3,268

Total assets for the Corporate and Other segment increased 18.9% over June 30, 2002 due primarily to unrealized gains on fixed interest investments. Unrealized gains and losses on all available-for-sale fixed income securities, which are assigned to this segment, increased $533.

Risks for this segment include investment impairments and defaults due to continuing economic weakness or further economic decline, the risk of rising interest rates on our short-term debt, the ability to replace existing debt agreements with comparable terms, declines in the values of our equity securities which would limit our potential for realized gains, the general uncertainty regarding litigation, and the potential for future impairment of goodwill. Additionally, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, this segment relies on excess cash flows through dividends from the insurance subsidiaries. These dividends depend upon regulatory approval when above certain limits.

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

Total assets increased $1,069 from year end 2002 due to growth in investment income, net policyholder contract deposits, and unrealized gains on investments, all of which more than offset declines in fair values of separate account assets, dividends, stock repurchases and impairment losses.

Intangible assets on our balance sheet include DAC, VOBA and goodwill.

DAC and VOBA

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, which is referred to as DAC. These costs include first year commissions, first year bonus interest or day one premium bonuses on annuities, certain costs of underwriting and issuing policies plus agency office expenses. We limit our capitalization of acquisition costs other than commissions in the Individual Products and AIP segments to the lower of product specific pricing allowable or the actual deferrable acquisition costs. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired. Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. Significant differences between actual experience and assumptions utilized can impact the carrying balance of DAC and VOBA and therefore produce changes that must be reflected in earnings. These changes can be positive or negative.

We amortize DAC and VOBA on traditional products (including the products in our Benefit Partners segment) in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $203.0 or 8.4% of the gross balances at June 30, 2003 compared to $208.2 or 8.9% at December 31, 2002, and are generally subject to little volatility.

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

We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. The DAC and VOBA balances on UL-type products were $1,799.0 or 74.4% of the gross balances at June 30, 2003 compared to $1,711.3 or 73.3% at December 31, 2002.

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

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to UL-type products in the Individual Products segment discussion in our Form 10-K. In the first six months of 2003, no variances were significant enough to have caused us to change the significant assumptions utilized in this analysis or its estimated results.

We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. The DAC and VOBA balances on these products were $350.5 or 14.5% of the gross balances at June 30, 2003 compared to $356.6 or 15.3% at December 31, 2002. We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to annuity products in our Form 10-K. In the first six months of 2003, no variances were significant enough to have caused us to change the significant assumptions or the estimated results utilized in this analysis.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities since this impacts the timing of and possible realization of EGP’s.

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, we test goodwill for impairment at least on an annual basis. Goodwill was $312 at June 30, 2003 or 8.1% as a percentage of stockholders’ equity. We regularly review the carrying amounts for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. Nothing indicated an impairment of goodwill during the first six months of 2003. When considered impaired, the carrying amounts are required to be written down to a value determined by using a combination of fair value and discounted cash flows.

Other

At June 30, 2003 and December 31, 2002, we had reinsurance receivables of $869 and $889 and policy loans of $133 and $135, which are related to the businesses of JP Financial that are coinsured with Household International (HI), affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

At June 30, 2003, the fair values of the assets related to the defined benefit pension plans were $344 compared to $331 at December 31, 2002. The increase in plan assets of $13 reflects an increase in unrealized gains on securities in the portfolio. Additionally, at December 31, 2002, we lowered the discount rate to 6.75% from 7.00% in the calculation of the Projected Benefit Obligation (PBO) and will utilize that rate for the calculation of expense in 2003. Lowering this discount rate will eventually lead to a higher pension expense over time.

Capital Resources

Stockholders’ Equity

The following table shows our capital adequacy.

	June 30	December 31
	2003	2002

Total assets less separate accounts	$29,762	$28,824
Total stockholders’ equity	3,871	3,540
Ratio of stockholders’ equity to assets less separate accounts	13.0%	12.3%

The ratio of equity to assets less separate accounts has remained relatively constant in recent years. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased $220 from year-end 2002, reflecting an increase in the bond and equity securities markets.

During the first six months of 2003, we repurchased 1,500,000 of our common shares at an average cost of $39.01 per share.

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

Short-Term Borrowings and Debt

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. The two agreements currently aggregate $525 with half available until May of 2004 and half available until May of 2007. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper has various maturities, with none at June 30, 2003 in excess of 90 days, although maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations.

The weighted-average interest rates for commercial paper borrowings outstanding of $528 and $453 at June 30, 2003 and December 31, 2002 were 1.13% and 1.44%. The maximum amount outstanding during the first six months of 2003 was $529 versus $455 for the year ended December 31, 2002.

Our commercial paper has retained the highest ratings by Standard & Poor’s and Fitch Ratings as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgage obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At June 30, 2003 and December 31, 2002, repurchase agreements, including accrued interest, were $376 and $499, which include $72 and $244 of repurchase agreements in lieu of commercial paper borrowings. The securities involved had a fair value and amortized cost of $313 and $287 at June 30, 2003 versus $532 and $493 at December 31, 2002. The maximum principal amounts outstanding were $444 during the first six months of 2003 compared to $636 for the year ended December 31, 2002.

Under SFAS 150, effective with the third quarter 2003, we will account for our Capital Securities as a liability rather than as mezzanine financing. Accordingly, the payments to the holders of the Capital Securities will be included in interest expense rather than as dividends. Prior amounts will not be restated, and this change will only result in reclassifications on the balance sheets and statements of income.

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

Cash provided by operations in the first six months of 2003 and 2002 was $220 and $113. The primary drivers of this increase are larger increases in policy reserves to $93.2 in 2003 from $22.7 for the first six months of 2002 and the swing in gains realized on the sale of investments to $1.2 for the first half of 2003 from a $38.0 loss for the prior period, both of which serve as adjustments to cash generated from operations.

Net cash used in investing activities was $475 and $659 for the first half of 2003 and 2002. The 2002 amount included the investment of approximately $208 of single premiums received in late 2001.

Net cash provided by financing activities was $240 and $442 for the first six months of 2003 and 2002, including cash inflows from policyholder contract deposits net of withdrawals of $435 and $668, reflecting the processing of the premiums received in late 2001 combined with lower policyholder contract deposits in 2003 in connection with the decline in fixed annuity sales. Net borrowings declined in 2003 as funds were used to pay down debt rather than for investing purposes.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we receive dividends from subsidiaries. Subsidiaries paid total cash dividends during the first six months of $146 and $183 in 2003 and 2002. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs. Approval of dividends above these limits will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

Cash and cash equivalents were $52 and $67 at June 30, 2003 and December 31, 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $725 and $424 at these dates. We consider the majority of these securities to be sources of liquidity to support our strategies.

Total debt and equity securities available-for-sale at June 30, 2003 and December 31, 2002 were $17,972 and $16,874.

Off Balance Sheet Liabilities and Commitments

One of our subsidiaries entered into an agreement with an unaffiliated third party to provide for the initial and periodic purchase of the majority of its loans receivable. This agreement is renewable on an annual basis and the amount of loans involved continued to decline. If the agreement is not renewed, we can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at June 30, 2003 was $12 compared to $16 at December 31, 2002. We have no other off balance sheet arrangements of a financing nature.

JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $407 as of June 30, 2003, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $248 over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of June 30, 2003 and December 31, 2002 approximated $115 and $73. These commitments will be funded through cash flows from operations and investment maturities.

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

	June 30		December 31
	2003		2002

Publicly-issued bonds	$15,698	62.1%	$15,239	62.6%
Privately-placed bonds	4,448	17.6	4,238	17.4

Subtotal bonds	20,146	79.7	19,477	80.0
Redeemable preferred stock	25	0.1	24	0.1

Subtotal debt securities	20,171	79.8	19,501	80.1
Mortgage loans on real property	3,267	12.9	3,294	13.5
Common stock	711	2.8	407	1.7
Non-redeemable preferred stock	2	0.1	2	0.0
Policy loans	901	3.6	909	3.7
Real estate	131	0.5	133	0.6
Other	34	0.1	33	0.1
Cash and equivalents	52	0.2	67	0.3

Total	$25,269	100.0%	$24,346	100.0%

The table above reflects the increase in our non-insurance subsidiaries’ investments in common stocks by $250 in the second quarter, which we view as attractive for capital appreciation as well as dividend yields.

Credit Risk Management and Impairment Review

Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At June 30, 2003 the average quality rating of our bond portfolio was “A”. We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating at June 30, 2003.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value

1	AAA	$4,175	$4,430	$4,425	21.9%
1	AA	1,827	2,002	1,982	9.8
1	A	5,220	5,772	5,662	28.1
2	BBB	6,150	6,706	6,587	32.7
3	BB	707	710	710	3.5
4	B	527	511	514	2.5
5	CCC and lower	210	190	194	1.0
6	In or near default	93	93	97	0.5

	Total	$18,909	$20,414	$20,171	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of June 30, 2003. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value

General Electric	Capital Goods	$94
National City	Banks	92
Bank of America	Banks	91
National Rural Utilities	Utilities	91
U. S. Bancorp	Banks	90
Citigroup	Banks	88
HSBC Holdings PLC	Banks	87
Scana	Utilities	87
Cargill	Consumer Non-Cyclical	86
Burlington Northern Santa Fe	Transportation	86

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

The following table shows the ten largest below investment grade debt security exposures by individual creditor at June 30, 2003.

				Gross
		Amortized	Carrying	Unrealized
Creditor	Sector	Cost	Value	Gain/(Loss)

El Paso	Utilities	$65	$63	$(3)
Rite Aid	Consumer Cyclical	48	44	(5)
Qwest Communications	Communications	45	41	(4)
Ahold, Royal	Consumer Cyclical	40	40	(1)
Intertape Polymer Group	Basic Materials	35	33	(1)
Tenet Healthcare	Consumer Non-Cyclical	33	31	(2)
Thomas & Betts Company	Capital Goods	28	28	—
Homer City Funding LLC	Energy	25	27	2
Carolina Tractor Equipment	Capital Goods	25	26	1
Williams Companies	Utilities	25	25	1

Bonds of these creditors that are investment grade are not included in these values. Securities of some of these creditors are also on the potentially distressed security list and are subject to additional analysis for other-than-temporary impairment.

At June 30, 2003 and December 31, 2002, below investment grade bonds were $1,515 or 7.5% and $1,287 or 6.6% of the carrying value of the bond portfolio. These are higher than our historical exposures. We constantly monitor our below investment grade bonds and evaluate our exposure as a percentage of the total portfolio.

Unrealized Gains and Losses

The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads, which have caused temporary price fluctuations. However, within the specific bonds with unrealized losses, we further stratify and analyze them as discussed above to determine if the unrealized loss is other than temporary.

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of June 30, 2003.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$241	$29	$—	$270	$270
Federal agency mortgage backed securities (including collateralized mortgage obligations)	2,808	159	(1)	2,966	2,966
Obligations of states and political subdivisions	55	5	—	60	60
Corporate obligations	11,494	1,100	(105)	12,489	12,489
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	1,375	77	(3)	1,449	1,449
Redeemable preferred stock	24	1	—	25	25

Subtotal, debt securities	15,997	1,371	(109)	17,259	17,259
Non-redeemable preferred stock	1	1	—	2	2
Common stock	294	420	(3)	711	711

Securities available-for-sale	16,292	1,792	(112)	17,972	17,972

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	9	2	—	11	9
Corporate obligations	2,903	263	(22)	3,144	2,903

Debt securities held-to-maturity	2,912	265	(22)	3,155	2,912

Total AFS and HTM securities	$19,204	$2,057	$(134)	$21,127	$20,884

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific bonds, overall market interest rates or credit spreads as well as our decisions concerning the timing of any sales may impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2002 were $1,716 and $(290).

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of June 30, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Industrials
Basic Materials	$1,203	$97	$(13)	$1,287	$1,262
Capital Goods	916	78	(6)	988	974
Communications	505	64	(6)	563	550
Consumer Cyclical	1,970	173	(19)	2,124	2,081
Consumer Non-Cyclical	1,311	124	(5)	1,430	1,406
Energy	1,184	112	(1)	1,295	1,282
Technology	219	9	(6)	222	220
Transportation	731	78	(25)	784	773
Other Industrials	354	43	—	397	393
Utilities	2,903	285	(25)	3,163	3,114
Financials
Banks	1,779	197	(12)	1,964	1,934
Insurance	395	30	(1)	424	421
Other Financials	1,256	110	(8)	1,358	1,346
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	4,183	236	(4)	4,415	4,415

Total	$18,909	$1,636	$(131)	$20,414	$20,171

We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at June 30, 2003. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized	Fair	Unrealized	Carrying
	Cost	Value	Losses	Value

Due in one year or less	$21	$18	$(3)	$18
Due after one year through five years	381	352	(29)	362
Due after five years through ten years	518	496	(22)	501
Due after ten years through twenty years	582	528	(54)	534
Due after twenty years	241	227	(14)	228
Amounts not due at a single maturity date	81	72	(9)	72

Subtotal	1,824	1,693	(131)	1,715
Redeemable preferred stocks	4	4	—	4

Total	$1,828	$1,697	$(131)	$1,719

The following table shows the credit quality of our debt securities with unrealized losses at June 30, 2003.

	S&P or			% of	Gross	% of Gross
SVO	Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Value	Losses	Losses	Value

1	AAA/AA/A	$497	$470	27.7%	$(27)	20.6%	$472
2	BBB	568	542	31.9	(26)	19.8	549
3	BB	258	233	13.7	(25)	19.1	236
4	B	286	259	15.3	(27)	20.6	262
5	CCC and lower	197	175	10.3	(22)	16.8	178
6	In or near default	22	18	1.1	(4)	3.1	22

	Total	$1,828	$1,697	100.0%	$(131)	100.0%	$1,719

In prior periods, we have presented a table showing bonds of individual issuers that have unrealized losses of $10 or greater. At June 30, 2003 we held no bonds that met this criteria.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$675	$(88)	67.2%	$688
6 months – 1 year	196	(16)	12.2	201
Less than 6 months	826	(27)	20.6	830

Total	$1,697	$(131)	100.0%	$1,719

As we described previously, we pay particular attention to those securities with unrealized losses that we have identified as potentially impaired and include them in our potentially distressed securities list. Of the $131 gross unrealized losses in the table above, approximately $28 was included in our potentially distressed securities list. The length of time that securities have continuously remained on our potentially distressed securities listing is summarized as follows:

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$13	$(6)	21.4%	$14
6 months – 1 year	27	(9)	32.2	27
Less than 6 months	25	(13)	46.4	28

Total	$65	$(28)	100.0%	$69

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

Realized Losses – Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities. For the quarter and the six months ended June 30, 2003, we had other-than-temporary impairments on bonds of $12 and $41 as compared to $40 and $53 for the same periods of 2002. We had no individual impairments in excess of $10 for the second quarter of 2003. Rather, all write downs resulting from other-than-temporary impairments ranged from $6 to less than $1.

For the second quarter and first six months of 2003, we incurred losses of $2 and $5 on actual sales of securities. All actual losses were individually less than $1. These disposals were in accordance with established portfolio management strategies and did not relate to securities that were other-than-temporarily impaired.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	June 30,	December 31,
	2003	2002

Federal agency issued mortgage backed securities	$2,966	$3,449
Corporate private-labeled mortgage backed securities	1,449	1,938

Total	$4,415	$5,387

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

Because of the steep decline in interest rates to record lows, the mortgage market experienced record levels of refinancings in 2002, and the structural protection of our MBS portfolio eroded. During 2003, we continued to experience prepayments on our MBS portfolio. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the amortization of income. The excess accretion of discount as a result of these prepayments increased investment income in the second quarter and first six months of 2003 by $11.0 and $18.6 compared to $8.2 and $10.8 for the same periods of 2002, on a pre-tax basis. Further, these repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At June 30, 2003 and December 31, 2002, our allowance for mortgage loan credit losses was $36.

Derivative Instruments

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through June 30, 2003 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $339 and $278 were open as of June 30, 2003 and December 31, 2002. During 2002, we began using interest rate swaps to hedge future bond purchases that will back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the income that will eventually be earned on bonds that will back annuity contracts issued. These interest rate contracts are generally terminated within a month. We also purchase S&P 500 Index® options in association with our current sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in existence.

Market Risk Exposure

We believe that the amounts shown in Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative. As of July 31, 2003, 10 year U.S. Treasury rates had increased 56 basis points since December 31, 2002. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on our financial position and earnings.

External Trends and Forward Looking Information

With respect to external trends, general economic conditions, interest rate risks, credit risks, environmental liabilities and the legal environment, see management’s comments in our Form 10-K.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the depth and duration of the current economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including recent or future changes as to dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the second quarter 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K, except for a settlement approved by the court on June 17, 2003 for a proposed class action suit alleging that policy illustrations were misleading to consumers. In agreeing to settle, the life company has denied any wrongdoing but believes that the settlement provides benefits to the policyholder class and to the life company by resolving and eliminating the need for corporate resources to be spent on a lawsuit that has been pending for seven years. There are no new material proceedings to report here.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to the registrant’s Annual Meeting of Shareholders held on May 5, 2003.

(a)	Election of Directors:

Class I	Term	Votes For	Withheld

Edwin B. Borden	Two Years	122,416,282	1,692,736
E.S. Melvin	Two Years	121,940,364	2,168,654

Class II	Term	Votes For	Withheld

William H. Cunningham	Three Years	121,965,363	2,143,655
Elizabeth Valk Long	Three Years	121,102,969	3,006,049
Donald S. Russell, Jr.	Three Years	121,148,631	2,960,387

(b)	Approval of certain material terms of the annual incentive program:

Votes For	Votes Against	Abstain

115,978,060	6,298,241	1,832,714

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit Index on page 45.

(b)	Reports on Form 8-K since the first quarter 2003

1. April 29, 2003 - a Form 8-K furnished under items 7 and 9 (for item 12) the press release reporting financial results for the first quarter of 2003.

2. June 17, 2003 - a Form 8-K furnished under item 5 (for item 11) a notice of a covered 401(k) plan blackout period that was given to our directors and executive officers.

3. July 29, 2003 - a Form 8-K furnished under items 7 and 9 (for item 12) the press release reporting financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/Theresa M. Stone (Name and Title) Theresa M. Stone, Executive Vice President, Chief Financial Officer and Treasurer Date August 13, 2003

By (Signature) /s/Reggie D. Adamson (Name and Title) Reggie D. Adamson, Senior Vice President - Finance Principal Accounting Officer Date August 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31(i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.