Form 10-Q
period 2003-09-30
JEFFERSON PILOT CORP
filed 2003-11-14
CIK 53347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0896180 (I.R.S. Employer Identification No.)

100 North Greene Street, Greensboro, North Carolina (Address of principal executive offices)	27401 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  [X]  No [   ]

Number of shares of common stock outstanding at September 30, 2003	141,055,347

JEFFERSON-PILOT CORPORATION

Explanatory note: We have made certain reclassifications from the presentation provided in our Earnings Release furnished on Form 8-K, dated October 27, 2003, related to the adoption and subsequent deferral of certain provisions of SFAS 150. See Note 6 for further discussion.

INDEX

		- Page No. -
Part I.	Financial Information
Item 1.	Consolidated Unaudited Condensed Balance Sheets - September 30, 2003 and December 31, 2002	3
	Consolidated Unaudited Condensed Statements of Income - Three and Nine Months ended September 30, 2003 and 2002	4
	Consolidated Unaudited Condensed Statements of Cash Flows - Nine Months ended September 30, 2003 and 2002	5
	Notes to Consolidated Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
Part II.	Other Information
Item 1.	Legal Proceedings	43
Item 6.	Exhibits and Reports on Form 8-K	43
Signatures		44
Exhibit Index, followed by Exhibits		45

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
(Dollar Amounts in Millions Except Share Information)

	September 30	December 31
	2003	2002

ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $16,350 and $15,591)	$17,409	$16,465
Debt securities held to maturity, at amortized cost (fair value $3,035 and $3,225)	2,834	3,036
Equity securities available for sale, at fair value (cost $304 and $46)	714	409
Mortgage loans on real estate	3,347	3,294
Policy loans	873	909
Real estate	132	133
Other investments	34	33

Total investments	25,343	24,279
Cash and cash equivalents	49	67
Accrued investment income	313	302
Due from reinsurers	1,348	1,375
Deferred policy acquisition costs and value of business acquired	2,111	2,027
Goodwill	312	312
Assets held in separate accounts	1,975	1,785
Other assets	535	462

Total assets	$31,986	$30,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$2,655	$2,592
Policyholder contract deposits	20,249	19,545
Dividend accumulations and other policyholder funds on deposit	251	248
Policy and contract claims	161	161
Other	634	586

Total policy liabilities	23,950	23,132
Commercial paper and revolving credit borrowings	487	453
Securities sold under repurchase agreements	367	499
Currently payable income taxes	(10)	46
Deferred income tax liabilities	509	385
Liabilities related to separate accounts	1,975	1,785
Accounts payable, accruals and other liabilities	599	469

Total liabilities	27,877	26,769

Commitments and contingent liabilities
Guaranteed preferred beneficial interest in subordinated debentures (“Capital Securities”)	300	300
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2003-141,055,347 shares; 2002-142,798,768 shares	176	180
Retained earnings	2,907	2,750
Accumulated other comprehensive income	726	610

	3,809	3,540

Total liabilities and stockholders’ equity	$31,986	$30,609

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
(Dollar Amounts in Millions Except Per Share Information)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenue:
Premiums and other considerations	$434	$400	$1,286	$1,163
Net investment income	412	406	1,237	1,218
Realized investment gains (losses)	(5)	4	(4)	42
Communications sales	52	50	153	148
Other	28	24	76	81

Total revenue	921	884	2,748	2,652

Benefits and Expenses:
Insurance and annuity benefits	517	513	1,562	1,494
Insurance commissions, net of deferrals	31	28	81	91
General and administrative expenses, net of deferrals	58	52	167	161
Amortization of policy acquisition costs and value of business acquired	92	72	255	204
Interest expense	2	3	7	8
Communications operations	28	29	90	91

Total benefits and expenses	728	697	2,162	2,049

Income before income taxes	193	187	586	603
Income taxes	61	62	193	201

Net income before dividends on Capital Securities	132	125	393	402
Dividends on Capital Securities	(6)	(6)	(18)	(18)

Net income available to common stockholders	$126	$119	$375	$384

Net income available to common stockholders, before dividends on Capital Securities	$132	$125	$393	$402
Other comprehensive income	(104)	84	116	170

Comprehensive income	$28	$209	$509	$572

Average number of shares outstanding	141.4	144.6	142.1	148.0

Net Income Per Share of Common Stock:
Net income available to common stockholders	$0.89	$0.82	$2.64	$2.59

Net income available to common stockholders - assuming dilution	$0.88	$0.81	$2.62	$2.57

Dividends declared per common share	$0.330	$0.303	$0.963	$0.908

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Nine Months Ended
	September 30
	2003	2002

Net cash provided by operations	$467	$316

Cash Flows from Investing Activities:
Investments purchased, net	(842)	(1,114)
Other investing activities	(1)	(9)

Net cash used in investing activities	(843)	(1,123)

Cash Flows from Financing Activities:
Policyholder contract deposits	1,782	2,190
Policyholder contract withdrawals	(1,082)	(1,062)
Net short-term repayments	(99)	36
Repurchase of common shares, net	(87)	(301)
Cash dividends paid	(161)	(149)
Other financing activities	5	4

Net cash provided by financing activities	358	718

Decrease in cash and cash equivalents	(18)	(89)
Cash and cash equivalents at beginning of period	67	139

Cash and cash equivalents at end of period	$49	$50

Supplemental Cash Flow Information:
Income taxes paid	$193	$174

Interest paid	$9	$17

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. To improve disclosure of our cost of borrowing, we have reclassified interest expense from net investment income to benefits and expenses on the accompanying consolidated unaudited condensed statements of income. Prior year amounts have been reclassified to conform with the current year presentation.

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

The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net income, as reported	$126	$119	$375	$384
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(3)	(4)	(10)

Pro forma net income available to common stockholders	$125	$116	$371	$374

Earnings per share available to common stockholders, as reported	$0.89	$0.82	$2.64	$2.59
Pro forma earnings per share available to common stockholders	$0.89	$0.80	$2.61	$2.53
Earnings per share available to common stockholders – assuming dilution, as reported	$0.88	$0.81	$2.62	$2.57
Pro forma earnings per share available to common stockholders – assuming dilution	$0.88	$0.80	$2.59	$2.50

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

The following table summarizes certain financial information regarding the Company’s reportable segments:

	September 30	December 31
	2003	2002

Assets
Individual Products	$17,365	$16,671
AIP	9,581	9,397
Benefit Partners	1,032	909
Communications	202	204
Corporate & Other	3,806	3,428

Total assets	$31,986	$30,609

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Revenues
Individual Products	$465	$459	$1,388	$1,357
AIP	173	170	516	511
Benefit Partners	206	180	611	520
Communications	51	49	151	146
Corporate & Other	31	22	86	76

	926	880	2,752	2,610
Realized investment gains (losses), before tax	(5)	4	(4)	42

Total revenues	$921	$884	$2,748	$2,652

Reportable segments results and reconciliation to net income available to common stockholders
Individual Products	$79	$73	$229	$218
AIP	20	19	63	60
Benefit Partners	10	10	34	35
Communications	11	10	30	27
Corporate & Other	10	5	22	17

Total reportable segment results	130	117	378	357
Realized investment gains (losses), net of tax	(4)	2	(3)	27

Net income available to common stockholders	$126	$119	$375	$384

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Numerator:
Net income before dividends on Capital Securities	$132	$125	$393	$402
Dividends on Capital Securities	(6)	(6)	(18)	(18)

Numerator for earnings per share and earnings per share - assuming dilution – Net income available to common stockholders	$126	$119	$375	$384

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	141,365,238	144,641,968	142,063,945	148,017,421
Effect of dilutive securities:
Stock options	1,157,211	1,180,378	1,010,835	1,516,237

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	142,522,449	145,822,346	143,074,780	149,533,658

Earnings per share	$0.89	$0.82	$2.64	$2.59

Earnings per share – assuming dilution	$0.88	$0.81	$2.62	$2.57

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

6. Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). The disclosure requirements of Interpretation No. 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 had no impact on the Company’s financial statement disclosure for 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a significant impact on the Company’s financial position or results of operations.

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

One of the Company’s subsidiaries has sold certain of its loans receivables to an unrelated third-party bank sponsored conduit under a securitization facility. Under the securitization facility, the Company has an agreement to sell, on an initial and periodic basis, pools of certain loans receivable to a special-purpose entity (SPE). The SPE then sells a senior interest in the receivables at a discount to the conduit in exchange for cash, which is used to purchase additional receivables from the Company. The Company’s maximum exposure to loss as a result of its involvement with the conduit is limited to the carrying value of the retained subordinate interest of approximately $10 at September 30, 2003.

The transfer of the loans receivable are recognized as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Gains and losses from transfers are recognized in the income statement when the Company relinquishes control of the transferred financial assets. The gain or loss recognized on a sale depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the portion of the assets sold and the retained interests based upon their respective fair values at the date of sale. The application of the Interpretation will not have an effect on consolidation of any of the entities involved in the on-going sales of these loans receivables.

Additionally, the Company is in the process of evaluating the implications of the Interpretation to a few small selected interests in partnerships and investment companies. Presently, it is not anticipated that the application of FIN 46 will have a significant impact on our consolidation practices or financial position.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not impact the Company’s financial position or results of operations.

In April 2003, the FASB’s Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments” (“DIG B36”), which is effective October 1, 2003. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We have determined that certain of our reinsurance payable balances contain embedded derivatives that will be required to be bifurcated pursuant to DIG B36. While we have not yet determined the fair value of the embedded derivatives, we do not believe that application of the guidance will have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (the Statement). The Statement requires the classification of certain financial instruments as either a liability or equity, depending on the characteristics of the instrument. Currently, the Company has its Capital Securities classified as “Mezzanine Capital” in that they are grouped neither as a liability or equity. The application of the Statement would require the Capital Securities to be classified as a liability. Additionally, payments to Capital Security holders that are currently classified as dividends will be required to be included as interest expense on a prospective basis. Prior reported amounts of dividends will not be restated. There will be no cumulative effect of the change in accounting principle upon adoption, only reclassification on both the balance sheet and income statement on a prospective basis. This statement was to be effective as of July 1, 2003. As such, we reflected the impacts of adoption in our Earnings Release, which was furnished on Form 8-K dated October 27, 2003. On October 29, 2003, the FASB decided to defer indefinitely the effective date of the portions of the Statement that impact classification of our Capital Securities. Classifications herein are consistent with our past presentation.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” ( the SOP). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP will be effective as of January 1, 2004. We are still evaluating certain aspects of the SOP. Currently, we do not anticipate adoption will have a material impact on the Company’s financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three month and nine month periods ended September 30, 2003, as compared to the same periods of 2002, of Jefferson-Pilot Corporation and subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

As detailed in our Form 10-K, we have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Individual Products	50%	52%	50%	52%
AIP	19%	20%	19%	19%
Benefit Partners	22%	20%	22%	20%
Communications	6%	6%	6%	6%
Corporate and Other	3%	2%	3%	3%

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

We believe that these policies were applied in a consistent manner during the first nine months of 2003. Legal proceedings are discussed in Note 5 to the Consolidated Condensed Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Consolidated Summary of Income
Total reportable segment results	$130.0	$116.3	$378.4	$356.4
Realized investment gains (losses), net of applicable income taxes	(3.9)	2.5	(3.1)	27.2

Net income available to common stockholders	$126.1	$118.8	$375.3	$383.6

Consolidated Earnings Per Share
Basic:
Total reportable segment results	$0.92	$0.81	$2.66	$2.40
Realized investment gains (losses), net of applicable income taxes	(0.03)	0.01	(0.02)	0.19

Net income available to common stockholders	$0.89	$0.82	$2.64	$2.59

Fully-diluted:
Total reportable segment results	$0.91	$0.80	$2.64	$2.38
Realized investment gains (losses), net of applicable income taxes	(0.03)	0.01	(0.02)	0.19

Net income available to common stockholders	$0.88	$0.81	$2.62	$2.57

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Average number of shares outstanding	141,365,238	144,641,968	142,063,945	148,017,421

Average number of shares outstanding – assuming dilution	142,522,449	145,822,346	143,074,780	149,533,658

Compared to third quarter 2002, net income available to common stockholders increased 6.1% driven by improvements in operating results, and for the first nine months decreased 2.2% from 2002, due to a reduction in realized investment gains (which include other-than-temporary impairments in all of these periods) from the prior year which included significant gains on sales of equity securities. Total reportable segment results increased 11.8% over third quarter 2002 and 6.2% over the first nine months of 2002, reflecting improved results in all segments, except that Benefit Partners results were essentially flat when compared to the first nine months of 2002.

Increases in earnings per share amounts were larger than the increases in total earnings amounts due to continued share repurchases. Average diluted shares outstanding declined 2.3% and 4.3% from the third quarter and first nine months of 2002.

Results by Business Segment

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we organize for purposes of making operating decisions and assessing performance. Sales performance is a statistic we use to assess results. Our sales, which are primarily of long-duration contracts in the Individual Products and AIP segments, do not have a material impact on operating results in a given quarter and are not considered to be material information. However, trends relating to new product sales over a longer period of time may be an indicator of future growth and profitability.

Reportable Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Individual Products	$78.6	$73.9	$228.9	$218.4
AIP	19.9	18.9	62.7	59.6
Benefit Partners	10.1	9.2	34.5	34.6
Communications	11.4	9.7	30.0	26.8
Corporate and Other	10.0	4.6	22.3	17.0

Total reportable segment results	130.0	116.3	378.4	356.4
Net realized investment gains (losses)	(3.9)	2.5	(3.1)	27.2

Net income available to common stockholders	$126.1	$118.8	$375.3	$383.6

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

	September 30

	2003	2002

Individual Products	$17,365	$16,392
AIP	9,581	9,250
Benefit Partners	1,032	878
Communications	202	199
Corporate and Other	3,806	3,270

Total assets	$31,986	$29,989

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

Reportable segment results were:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Traditional premiums and other considerations	$41.2	$44.9	$127.4	$137.7
UL and investment product charges	193.9	181.4	572.1	524.0
Net investment income	228.0	231.3	684.1	690.5
Other income	1.8	1.6	4.7	5.2

Total revenues	464.9	459.2	1,388.3	1,357.4

Policy benefits	259.9	269.5	800.7	805.7
Expenses	85.6	76.0	237.0	215.7

Total benefits and expenses	345.5	345.5	1,037.7	1,021.4

Reportable segment results before income taxes	119.4	113.7	350.6	336.0
Provision for income taxes	40.8	39.8	121.7	117.6

Reportable segment results	$78.6	$73.9	$228.9	$218.4

Individual Products reportable segment results increased 6.4% and 4.8% over the third quarter and first nine months of 2002, reflecting improved profitability on our UL-type products from higher interest spreads and product charges. Lower earnings on our older traditional products partially offset the favorable results on UL-type products driven by a decline in income earned on invested assets as the traditional block of business continues to decline.

The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Annualized life insurance premium sales:
Individual markets excluding Community Banks and BOLI	$48	$52	$154	$142
Community Banks and BOLI	$2	$7	$7	$50

Average UL policyholder fund balances	$10,658	$9,990	$10,505	$9,775
Average VUL separate account assets	1,277	1,137	1,183	1,253

	$11,935	$11,127	$11,688	$11,028

Average face amount of insurance in force:
Total	$164,669	$161,863	$164,231	$160,669
UL-type policies	$123,497	$120,168	$122,871	$119,154

Average assets	$17,245	$16,356	$16,991	$16,292

Sales from our Individual markets excluding Community Banks and bank owned life insurance (BOLI) declined 7.7% from third quarter 2002, primarily due to market repositioning related to the introduction of new fixed UL products. For the first nine months, however, these sales increased 8.5% due to sales earlier this year of several UL products introduced in 2002 and the success of our Premier Partnering initiative. Community Banks and BOLI business decreased $5 million for the quarter and $43 million from the first nine months of 2002. Community Bank and BOLI sales will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns. This has not occurred in recent quarters.

Revenues include traditional insurance premiums and policy charges, net of reinsurance, and net investment income. Individual traditional premiums decreased 8.2% and 7.5% from the third quarter and first nine months of 2002 due to the continued decline in our traditional business in force as we are focusing our efforts towards UL-type products. UL and investment product charges increased 6.9% and 9.2% from the third quarter and first nine months of 2002. Embedded in product charges for the third quarter is $8.4 from a reinsurance recapture of an older block of business where mortality had consistently been better than expectations. Excluding this contribution, UL and investment product charges grew 2.3% and 7.6% over the third quarter and first nine months of 2002. For the quarter, growth in UL product charges was below the growth of average UL policyholder fund balances of 6.7% due to a drop in UL surrender activity. For the first nine months, UL product charge growth was in line with the growth in the average UL fund balances of 7.5%. Mortality policy charges per thousand dollars of face amount of insurance in force, excluding the recapture, were $4.10 and $4.07 for the third quarter and first nine months of 2003 compared to $4.02 and $3.99 for the 2002 periods, reflecting the increase in average age of our insureds. Recent products are designed with a heavier reliance on policy and expense charges.

Net investment income decreased 1.4% and was flat when compared to the third quarter and first nine months of 2002, reflecting a decline in investment yields despite growth in policyholder fund balances and segment assets. Negatively impacting net investment income was an increase in default charges to the Individual Products segment from the Corporate and Other segment of $1.8 and $4.5 over the third quarter and the first nine months of 2002, as further discussed under Corporate and Other. During third quarter 2003, we continued to experience a higher level of prepayments of mortgage-backed securities held by this segment. Our mortgage backed securities portfolio is primarily a discount portfolio and assumptions are made regarding prepayment speeds and the accretion of this discount into income. Therefore, the effect of prepayments in excess of levels originally assumed was to accelerate the accretion of discount and increase effective yields. For the third quarter and first nine months of 2003, the excess accretion of discount increased earned yields by 28 and 19 basis points. Only a portion of this excess accretion of discount affected operating results due to offsets from interest credited to policyholders, DAC amortization and income taxes. The resulting increase to third quarter 2003 reportable segment results is estimated at approximately $3. Proceeds from these prepayments are invested at current market yields, which are lower than our portfolio yields.

In response to a decline in portfolio yields, we have actively managed interest spreads (calculated as the difference between portfolio yields earned on invested assets less interest credited to policyholder funds, included in policy benefits) on our fixed UL-type products through crediting rate reductions. The average investment spread on fixed UL products increased 21 basis points to 2.08% and 9 basis points to 2.01% over the third quarter and first nine months of 2002, and the average crediting rate decreased 67 basis points to 4.90% and 57 basis points to 5.02% from these same periods. After these reductions our crediting rates are approximately 63 basis points on average in excess of our minimum guaranteed rates at September 30, 2003 including some policies that are already at their minimum guaranteed rates. Continued declines in general market interest rates may impact future profitability to the extent that these declines cannot be recovered through policy crediting rate reductions, and interest spreads may vary over time due to our competitive strategies and changes in product design.

Total policy benefits decreased 3.6% from the third quarter and were flat when compared to the first nine months of 2002. Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. The recapture of an older block of business mentioned earlier increased the third quarter benefits by $7.6. Excluding this recapture, policy benefits decreased 6.4% and 1.6% from the third quarter and first nine months of 2002 primarily due to declines in interest credited on UL policies and dividend accruals on traditional policies. Total policy benefits on traditional contracts represented 104.7% and 100.0% of premiums for the third quarter of 2003 and 2002 as the 2002 quarter reflected favorable mortality on traditional products. For the first nine months of 2003 and 2002, total policy benefits on traditional contracts remained flat at 118.7% and 118.6% of premiums.

Policy benefits on UL-type products include interest credited to policyholder accounts, death benefits in excess of fund balances and changes in unearned revenue reserves. Total policy benefits on UL-type products, on an annualized basis, decreased to 7.3% and 7.5% of average policyholder funds and separate accounts versus 8.1% and 7.8% for the third quarter and first nine months of 2003 and 2002. Interest credited declined $6.7 and $13.8 or 4.9% and 3.5% from the third quarter and first nine months of 2002, despite an increase in average UL fund balances of 6.7% and 7.5%, reflecting the crediting rate reductions described above. As discussed in previous filings, recent years’ sales have been of products with higher up-front expense charges that are deferred and amortized into income over time. Amortization of these charges into income increased $8.7 and $19.5 over the third quarter and first nine months of 2002 whereas the deferrals increased $0.9 and $21.0 over these same periods further contributing to the improvement in policy benefits for the quarter. Actual mortality experience, net of reinsurance, for UL-type products per thousand dollars of face amount of insurance in force, excluding the recapture mentioned earlier, was $2.01 and $2.16 for the third quarter and first nine months of 2003 compared to $2.17 and $2.13 for the 2002 periods.

Total expenses (including the net deferral and amortization of DAC and VOBA) increased 12.6% and 9.9% from the third quarter and first nine months of 2002. The expense details are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Commissions	$66.6	$66.1	$212.2	$196.6
General and administrative – acquisition related	21.0	20.9	66.2	62.8
General and administrative – maintenance related	7.7	9.7	25.3	30.6
Taxes, licenses and fees	13.3	13.7	40.7	42.3

Total commissions and expenses incurred	108.6	110.4	344.4	332.3
Less commissions and expenses capitalized	(76.5)	(76.1)	(251.2)	(232.5)
Amortization of DAC and VOBA	53.5	41.7	143.8	115.9

Total expense	$85.6	$76.0	$237.0	$215.7

The increases in expenses over 2002 are primarily driven by higher amortization of DAC and VOBA, partially offset by decreases in taxes, licenses and fees and maintenance expenses. Recent years’ sales growth combined with higher emergence of gross profits on UL products are the primary contributors to the increase in the amortization of DAC and VOBA. The expense amounts we capitalize as DAC include first year commissions, as well as a portion of acquisition related general and administrative expenses. We generally limit our capitalization of acquisition related general and administrative expenses to the lower of product specific pricing allowables or the actual expenses incurred. See further discussion of DAC and VOBA under the Financial Position section.

Average Individual Products assets grew 5.4% and 4.3% over the third quarter and first nine months of 2002, driven by the growth in existing UL policyholder fund balances. Average VUL separate account assets increased 12.3% over the third quarter due to the increases in market value as capital markets improved. For the first nine months of 2003, average VUL separate account assets declined 5.6% from the first nine months of 2002. Compared to the first nine months of 2002, excluding the change in market value, net of dividends, average separate account balances increased 2.8%, and total average fund balances grew by 6.8%.

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

Reportable segment results were:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Policy charges, premiums and other considerations	$1.6	$2.9	$6.1	$9.5
Net investment income	145.5	145.0	438.4	426.5
Concession and other income	26.5	22.6	71.8	75.2

Total revenues	173.6	170.5	516.3	511.2

Policy benefits	101.2	110.2	308.5	313.7
Expenses	41.9	31.2	111.4	105.8

Total benefits and expenses	143.1	141.4	419.9	419.5

Reportable segment results before income taxes	30.5	29.1	96.4	91.7
Provision for income taxes	10.6	10.2	33.7	32.1

Reportable segment results	$19.9	$18.9	$62.7	$59.6

AIP reportable segment results increased by 5.3% and 5.2% compared to the third quarter and first nine months of 2002 as interest spreads improved and fund balances grew, as detailed in the following discussion.

The following table summarizes key information for AIP:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Fixed annuity premium sales	$188	$365	$435	$807
Variable annuity premium sales	—	2	2	9

	$188	$367	$437	$816

Investment product sales	$926	$754	$2,204	$2,271

Average policyholder fund balances	$8,428	$7,905	$8,330	$7,704
Average separate account policyholder fund balances	344	386	338	444

	$8,772	$8,291	$8,668	$8,148

Effective investment spreads for fixed annuities	1.94%	1.81%	1.90%	1.82%

Fixed annuity surrenders as a percentage of beginning fund balances	8.5%	8.5%	8.1%	9.3%

Average assets	$9,534	$9,136	$9,463	$8,978

We derive annuity revenues from investment income on segment assets, policy charges and concession income earned on investment product sales by JPSC. Our policy charge income declined $1.3 and $3.4 from the third quarter and first nine months of 2002 as a result of lower surrender charge income. Net investment income was flat compared to the third quarter of 2002 and grew 2.8% over the first nine months of 2002. This growth was lower than the growth in average policyholder fund balances of 5.8% and 6.4%, primarily due to a decline in new investment yields combined with an increase in default charges over third quarter and first nine months of 2002 of $0.7 and $1.5 from the AIP segment to the Corporate and Other segment. The AIP segment experienced a higher level of prepayments of mortgage backed securities, which increased net investment income in the AIP segment through acceleration of the accretion of discount on our mortgage backed portfolio. For the third quarter and first nine months of 2003, the excess accretion of discount increased earned yields by 34 and 25 basis points. Only a portion of this excess accretion of discount affected operating results due to offsets from interest credited to contract holders, DAC amortization and income taxes. The resulting increase to third quarter 2003 reportable segment results is estimated at approximately $1.5. Fixed annuity premium sales decreased 48.5% and 46.1% from the third quarter and first nine months of 2002, reflecting continued competition in the fixed annuity market and our unwillingness to match our competitors’ crediting rates, especially in our bank channel. Sales trends have shown improvement this quarter following the introduction of new fixed annuity products in the second quarter. As capital markets are beginning to improve, JPSC’s concession and other income increased 17.3% over the third quarter of 2002, yet was still 4.5% below the level achieved in the first nine months of 2002.

Fixed annuity surrenders as a percentage of beginning fund balances on an annualized basis remained at 8.5% for the third quarter 2003 and 2002 and declined to 8.1% versus 9.3% for the first nine months of 2002. The lower lapse rates reflect the effects of the lower interest rate environment and the increasing percentage of our annuity block with multi-year crediting rate guarantees. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than on older annuities. Fixed annuity fund balances with 5% or more surrender charges were 50% of total fixed annuity fund balances at September 30, 2003 compared to 52% a year earlier.

Policy benefits, which are mainly comprised of interest credited to policyholder accounts, decreased 8.2% compared to third quarter 2002 and 1.7% from the first nine months of 2002 despite growth in average fund balances, reflecting crediting rate reductions.

Effective investment spreads on fixed annuities increased to 1.94% and 1.90% from 1.81% and 1.82% for the third quarter and first nine months of 2002. We are continuing to realize the effects of crediting rate reductions we made in late 2002 and during the first nine months of 2003, which generally take effect on annuity contract anniversary dates. The average crediting rate on the portfolio decreased to 4.87% and 5.02% in the third quarter and first nine months of 2003 from 5.44% and 5.48% for the same 2002 periods. We have approximately $4 billion of policyholder fund balances with crediting rates on an annual reset basis, and our crediting rates on average are approximately 53 basis points in excess of our minimum guaranteed rates at September 30, 2003 including some policies that are already at minimum guaranteed rates. We also have approximately $4 billion of policyholder fund balances with multi-year guaranteed rates, which will begin to reset in 2004. As mentioned earlier, increased accretion of discount on mortgage backed securities is also continuing to positively impact our investment spreads.

The expense details for the AIP segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Commissions – insurance companies	$8.6	$18.0	$21.6	$41.1
Commissions - broker/dealer	22.0	18.5	59.2	63.0
General and administrative – acquisition related	3.3	4.2	9.6	11.3
General and administrative – maintenance related	3.6	3.8	10.0	11.0
Taxes, licenses and fees	0.8	0.8	2.3	2.3

Total commissions and expenses incurred	38.3	45.3	102.7	128.7
Less commissions and expenses capitalized	(8.9)	(22.7)	(27.4)	(52.5)
Amortization of DAC and VOBA	12.5	8.6	36.1	29.6

Total expense	$41.9	$31.2	$111.4	$105.8

Total AIP expenses increased 34.3% and 5.3% over the third quarter and first nine months of 2002, due to lower expense capitalization levels as a result of lower sales volume, higher DAC and VOBA amortization and higher broker/dealer commissions. We continue to closely manage the maintenance related general and administrative expenses, which declined 5.3% and 9.1% from the third quarter and first nine months of 2002. Broker/dealer commissions increased $3.5 over the third quarter 2002 consistent with the increase in sales, yet were $3.8 lower than the first nine months of 2002.

JPSC earnings were essentially flat for the third quarter and first nine months of 2003 compared to the same periods of 2002.

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

Reportable segment results were:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Premiums and other considerations	$190.3	$165.1	$563.4	$475.5
Investment income, net of expenses	15.9	14.9	48.3	44.5

Total revenues	206.2	180.0	611.7	520.0

Policy benefits	148.4	128.7	433.9	358.8
Expenses	42.4	37.1	124.8	107.9

Total benefits and expenses	190.8	165.8	558.7	466.7

Reportable segment results before income taxes	15.4	14.2	53.0	53.3
Provision for income taxes	5.3	5.0	18.5	18.7

Reportable segment results	$10.1	$9.2	$34.5	$34.6

Benefit Partners reportable segment results increased 9.8% for the third quarter and were flat compared to the first nine months of 2002 as discussed below.

The following table summarizes key information for Benefit Partners:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Life, Disability, and Dental:
Annualized sales	$38	$38	$151	$131
Loss ratio	74.3%	76.1%	74.3%	73.7%

Total expenses, % of premium income	22.3%	22.5%	22.2%	22.8%

Average assets	$1,006	$865	$965	$837

Benefit Partners revenues increased 14.6% and 17.6% over the third quarter and first nine months of 2002. Annualized new sales for the core life, disability and dental lines were flat compared to the third quarter of 2002, reflecting primarily lower life sales. For the first nine months of 2003, these sales grew 15.3% over the 2002 period.

Policy benefits increased 15.3% and 20.9% over the third quarter and first nine months of 2002 driven by growth in the business coupled with adverse claims experience during the first nine months of 2003 in the life product line. Our life, disability and dental incurred loss ratio decreased to 74.3% versus 76.1% in the quarter and increased to 74.3% versus 73.7% over the first nine months of 2002 due to the adverse mortality experienced in the life product line. While loss ratios for our life products are higher than levels we consider typical, they did improve modestly from third quarter 2002. During the quarter we implemented further improvements to our underwriting practices and increased pricing on new and renewal business on the segment of the life block that has not been performing up to expectations. Policy benefits in the third quarter of 2003 also reflect a $3.5 charge to strengthen reserves for a small block of group medical conversion policies that are in a run-off mode. This block has less than $0.2 in premiums and represents about sixty policies in force. Further, in the third quarter of 2003, we lowered the discount rate on newly incurred claims in 2003 in the long-term disability block of business from 5.5% to 5.0% and brought our assumptions regarding future benefit offsets from Social Security payments in line with our experience.

Total expenses for the Benefit Partners segment increased 14.3% and 15.7% over the third quarter and first nine months of 2002, in line with overall growth in the business. As a percentage of premium income, total expenses were 22.3% versus 22.5% and 22.2% versus 22.8% for the third quarter and first nine months of 2002.

The expense details are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Commissions	$21.8	$18.9	$64.2	$55.0
General and administrative	18.2	17.1	55.9	50.7
Taxes, licenses and fees	5.1	4.4	15.4	13.4

Total commissions and expenses incurred	45.1	40.4	135.5	119.1
Less commissions and expenses capitalized	(28.1)	(24.2)	(85.3)	(69.3)
Amortization of DAC	25.4	20.9	74.6	58.1

Total expense	$42.4	$37.1	$124.8	$107.9

Acquisition costs consisting of commissions and other expenses that are primarily related to contracts issued or renewed are capitalized and are charged to expense in proportion to the revenue recognized. The amount of acquisition costs capitalized as well as the amount amortized grew in proportion with the growth in the business during 2003.

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

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Communications revenues (net)	$51.7	$49.9	$152.9	$148.5
Operating costs and expenses	28.1	29.3	90.4	90.8

Broadcast cash flow	23.6	20.6	62.5	57.7
Depreciation and amortization	2.0	1.9	6.2	5.7
Corporate general and administrative expenses	1.7	2.2	4.4	5.4
Net interest expense	0.5	0.8	1.6	2.3

Operating revenue before income taxes	19.4	15.7	50.3	44.3
Provision for income taxes	8.0	6.0	20.3	17.5

Reportable segment results	$11.4	$9.7	$30.0	$26.8

Reportable segment results increased 17.5% and 11.9% over the third quarter and first nine months of 2002, primarily due to increased share in our Television and Radio markets and effective ongoing operating expense management.

Combined revenues for Radio and Television increased 2.7% and 2.9% over the third quarter and first nine months of 2002, reflecting increases in market share in Television and in Radio somewhat offset by a decline in political revenues. Political revenues for combined Radio and Television declined by $1.0 and $1.6 from the third quarter and first nine months of 2002. Disregarding revenues from political advertising, combined revenues for Radio and Television increased 5.0% and 4.1% over the third quarter and first nine months of 2002. Revenues from Sports operations increased $0.6 from the third quarter of 2002 and $0.4 from the first nine months of 2002, due to increased collegiate football sales in the current quarter, partially offset by disappointing first quarter basketball revenues. See our Form 10-K for a description of our contractual commitments related to Sports operation.

Broadcast cash flow increased 14.6% and 8.3% over the third quarter and first nine months of 2002 due to improved profitability at our Radio and Television properties, despite disappointing first quarter 2003 results in our Sports basketball product.

Total expenses, excluding net interest expense, decreased $1.6 or 4.8% from the third quarter and $0.9 or 0.9% from the first nine months of 2002. As a percent of Communication revenues, these expenses were 61.5% versus 66.9% and 66.1% versus 68.6% in the third quarter and first nine months of 2003 and 2002, reflecting continued expense discipline in this segment.

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

The following table summarizes results for this segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Earnings on investments	$24.1	$15.6	$68.0	$58.7
Interest expense on debt and Exchangeable Securities	1.9	2.8	6.5	7.8
Operating expenses	8.0	3.2	21.0	15.4
Provision for income tax expense	(1.9)	(1.1)	(0.2)	0.1

Total expenses	8.0	4.9	27.3	23.3

Reportable segment results before dividends on Capital Securities	16.1	10.7	40.7	35.4
Dividends on Capital Securities	(6.1)	(6.1)	(18.4)	(18.4)

Reportable segment results	10.0	4.6	22.3	17.0
Realized investment gains (losses), net	(3.9)	2.5	(3.1)	27.2

Reportable segment results, including realized gains	$6.1	$7.1	$19.2	$44.2

Reportable segment results increased $5.4 from the third quarter and $5.3 from the first nine months of 2002 due to increased earnings on investments and lower interest expense on debt.

Earnings on investments increased $8.5 and $9.3 over the third quarter and first nine months of 2002 driven by increases in earnings on equity investments and dividends on equity securities, resumed income on certain previously defaulted securities, and an increase in default charges for securities to the operating segments. These charges are received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. Default charges are calculated in part as a percentage of invested assets. In response to the recent default environment in the securities market, we increased default charges to the other operating segments. This resulted in default charge income of $8.1 and $22.7 for the third quarter and first nine months compared to $5.5 and $16.5 for the same periods of 2002. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and investment income fluctuations on bonds impaired or sold, among other factors.

Operating expenses increased $4.8 and $5.6 over the third quarter and first nine months of last year due to increases in general and administrative expense accruals and expenses related to a block of discontinued group business from a previous acquisition. Operating expenses for this segment will vary with the level of corporate activities and strategies.

Realized investment gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Bond gains	$7.9	$8.7	$44.7	$20.9
Bond losses	(13.2)	(15.2)	(17.9)	(27.3)
Bond impairment charges	(14.9)	(49.8)	(56.0)	(102.6)
Stock gains, net	—	63.3	13.8	157.3
Other losses	(1.1)	(0.8)	(1.8)	(4.4)
DAC and VOBA amortization	16.1	(2.4)	13.2	(2.1)

Gross realized gains (losses)	(5.2)	3.8	(4.0)	41.8
Less: taxes	1.3	(1.3)	0.9	(14.6)

Net realized gains (losses)	$(3.9)	$2.5	$(3.1)	$27.2

Realized gains and losses reflect several initiatives implemented this quarter designed to enhance our long-term investment portfolio performance. The increase in market yields provided opportunities for sales of lower yielding bonds, thus creating realized losses to take advantage of expiring tax gain carryforwards and increase portfolio yield. The mortgage backed security portfolio was reduced by $775 during the quarter and the proceeds were primarily reinvested in investment grade corporate bonds. We also sold $47 million of non-interest earning assets during the quarter at a $2 million gain.

Bond impairments for third quarter 2003 were lower as a result of significant improvement in the corporate credit environment and proactive portfolio management. Approximately $2.6 of bond gains were realized on sales of previously defaulted securities.

As reflected in the preceding table, we record DAC and VOBA amortization on realized gains and losses on investments that back UL-type products. Such amortization favorably impacted pre-tax results for the third quarter and first nine months of 2003 by $18.5 and $15.3 compared to the same periods of 2002. This was primarily due to a DAC unlocking related to credit losses amounting to $15.6 in the third quarter of 2003. This unlocking relates to higher actual credit losses than what we had assumed in our expected gross profits models. Modeling of expected gross profits is discussed further in the DAC and VOBA section that follows.

The following table summarizes assets assigned to this segment.

	September 30

	2003	2002

Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,107	$776
Unrealized gain on fixed interest investments	729	558
Co-insurance receivables on acquired blocks	997	1,057
Employee benefit plan assets	344	319
Goodwill arising from insurance acquisitions	270	270
Other	359	290

Total	$3,806	$3,270

Total assets for the Corporate and Other segment increased 16.4% over September 30, 2002 as the corporate credit environment continues to improve and investments are holding their values. We took a record level of bond impairment charges during the first nine months of 2002 due to the deterioration of the bond market during that period. Further, unrealized gains on available-for-sale fixed income securities, which are assigned to this segment, increased $171.

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

Total assets increased $1,377 from year end 2002 due to net policyholder contract deposits, unrealized gains on investments, and growth in separate account assets, all of which more than offset dividends, stock repurchases and impairment losses.

Intangible assets on our balance sheet include DAC, VOBA and goodwill.

DAC and VOBA

The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business, which is referred to as DAC. These costs include first year commissions, first year bonus interest or day one premium bonuses on annuities, certain costs of underwriting and issuing policies plus agency office expenses. We limit our capitalization of acquisition costs other than commissions in the Individual Products and AIP segments to the lower of product specific pricing allowables or the actual deferrable acquisition costs. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as VOBA. We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired. Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. Significant differences between actual experience and assumptions utilized can impact the carrying balance of DAC and VOBA and therefore produce changes that must be reflected in earnings. These changes can be positive or negative.

We amortize DAC and VOBA on traditional products in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $200.9 or 8.2% of the gross balances at September 30, 2003 compared to $208.2 or 8.9% at December 31, 2002, and are generally subject to little volatility.

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

We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. The DAC and VOBA balances on UL-type products were $1,837.3 or 74.8% of the gross balances at September 30, 2003 compared to $1,711.3 or 73.3% at December 31, 2002.

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

We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to UL-type products in the Individual Products segment discussion in our Form 10-K. That analysis continues to accurately portray the sensitivity of DAC and VOBA to the significant underlying assumptions used therein.

We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. The DAC and VOBA balances on these products were $352.4 or 14.3% of the gross balances at September 30, 2003 compared to $356.6 or 15.3% at December 31, 2002. We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to annuity products in our Form 10-K. In the first nine months of 2003, no variances were significant enough to have caused us to change the significant assumptions or the estimated results utilized in this analysis.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of EGP’s.

Goodwill

Goodwill was $312 at September 30, 2003 or 8.2% as a percentage of stockholders’ equity. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, we test goodwill for impairment at least on an annual basis. We regularly review the carrying amounts for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. Nothing indicated an impairment of goodwill during the first nine months of 2003. When considered impaired, the carrying amounts are required to be written down to a value determined by using a combination of fair value and discounted cash flows.

Other

At September 30, 2003 and December 31, 2002, we had reinsurance receivables of $857 and $889 and policy loans of $104 and $135, which are related to the businesses of JP Financial that are coinsured with Household International (HI), affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

At September 30, 2003, the fair values of the assets related to the defined benefit pension plans were $344 compared to $331 at December 31, 2002. The market related values of these assets are projected to be $402 at December 31, 2003 compared to $400 at December 31, 2002. Pension expense for the first nine months of 2003 was $1.7 compared to a benefit of $1.3 for the same period of 2002 due to increases in the service cost and interest cost components.

Capital Resources

Stockholders’ Equity

The following table shows our capital adequacy.

	September 30	December 31
	2003	2002

Total assets less separate accounts	$30,011	$28,824
Total stockholders’ equity	3,809	3,540
Ratio of stockholders’ equity to assets less separate accounts	12.7%	12.3%

The ratio of equity to assets less separate accounts has remained relatively constant in recent years. Unrealized gains on all available-for-sale securities, which are included as a component of stockholders’ equity, increased $116 from year-end 2002, reflecting an increase in the bond and equity securities markets.

During the first nine months of 2003, we repurchased 2,500,000 of our common shares at an average cost of $40.91 per share.

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

Short-Term Borrowings and Debt

We have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. The two agreements currently aggregate $525 with half available until May of 2004 and half available until May of 2007. The credit agreements principally support our issuance of commercial paper. Outstanding commercial paper has various maturities, with $156 at September 30, 2003 in excess of 90 days. Maturities can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $487 and $453 at September 30, 2003 and December 31, 2002 were 1.10% and 1.44%. The maximum amount outstanding during the first nine months of 2003 was $529 versus $455 for the year ended December 31, 2002.

Our commercial paper has retained the highest ratings by Standard & Poor’s and Fitch Ratings as detailed in our Form 10-K. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold U.S. Treasury obligations and collateralized mortgage obligations under repurchase agreements involving various counterparties, accounted for as financing arrangements. We have used the proceeds to purchase securities with longer durations as an asset/liability management strategy. We also may use repurchase agreements from time to time in lieu of commercial paper borrowings. At September 30, 2003 and December 31, 2002, repurchase agreements, including accrued interest, were $367 and $499, which include $66 and $244 of repurchase agreements in lieu of commercial paper borrowings. The securities involved had a fair value and amortized cost of $257 and $239 at September 30, 2003 versus $532 and $493 at December 31, 2002. The maximum principal amounts outstanding were $597 during the first nine months of 2003 compared to $636 for the year ended December 31, 2002.

Liquidity

We meet liquidity requirements primarily by positive cash flows from operations. We have sufficient overall sources of liquidity to satisfy operating requirements. Primary sources of cash from our insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash for our insurance operations include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes. Primary sources of cash from the Communications operations are revenues from broadcast advertising, and primary uses include payments for commissions, compensation and related costs, sports rights, interest, income taxes and purchases of fixed assets.

Cash provided by operations in the first nine months of 2003 and 2002 was $467 and $316. The primary drivers of this increase are a change in realized gains of $46 and a lower increase in the DAC and VOBA balances of $41, combined with larger increases in policy reserves, all of which serve as adjustments to cash generated from operations.

Net cash used in investing activities was $843 and $1,123 for the first nine months of 2003 and 2002 as lower proceeds from fixed annuity sales have reduced investing activity.

Net cash provided by financing activities was $358 and $718 for the first nine months of 2003 and 2002, including net cash inflows of $700 and $1,127 from policyholder contract deposits less withdrawals, reflecting the 2002 processing of the premiums received in late 2001 combined with lower annuity contract deposits in 2003. Net cash provided by borrowings decreased in 2003 as funds were used to pay down debt rather than for investing purposes.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we receive dividends from subsidiaries. Subsidiaries paid total cash dividends during the first nine months of $224 and $261 in 2003 and 2002. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs. Approval of dividends above these limits will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

Cash and cash equivalents were $49 and $67 at September 30, 2003 and December 31, 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $721 and $424 at these dates. We consider the majority of these securities to be sources of liquidity to support our strategies.

Total debt and equity securities available-for-sale at September 30, 2003 and December 31, 2002 were $18,123 and $16,874.

Off Balance Sheet Liabilities and Commitments

One of our subsidiaries entered into an agreement with an unaffiliated third party to provide for the initial and periodic purchase of the majority of its loans receivable. This agreement is renewable on an annual basis and the amount of loans involved continues to decline. If the agreement is not renewed, we can issue debt to fund the amounts or terminate the entire program. The amount of loans outstanding at September 30, 2003 was $10 compared to $16 at December 31, 2002. We have no other off balance sheet arrangements of a financing nature.

JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $408 as of September 30, 2003, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $245 over the same period. These commitments are not reflected as an asset or liability in the accompanying consolidated balance sheet because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of September 30, 2003 and December 31, 2002 approximated $160 and $73. These commitments will be funded through cash flows from operations and investment maturities.

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

The following table shows the carrying values of our invested assets. Approximately 85% of our portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section above. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there will be a difference between fair value and carrying value for HTM securities.

	September 30		December 31
	2003		2002

Publicly-issued bonds	$15,680	61.7%	$15,239	62.6%
Privately-placed bonds	4,542	17.9	4,238	17.4

Subtotal bonds	20,222	79.6	19,477	80.0
Redeemable preferred stock	21	0.1	24	0.1

Subtotal debt securities	20,243	79.7	19,501	80.1
Mortgage loans on real property	3,347	13.2	3,294	13.5
Common stock	712	2.8	407	1.7
Non-redeemable preferred stock	2	0.0	2	0.0
Policy loans	873	3.5	909	3.7
Real estate	132	0.5	133	0.6
Other	34	0.1	33	0.1
Cash and equivalents	49	0.2	67	0.3

Total	$25,392	100.0%	$24,346	100.0%

The table above reflects the investment of $250 in common stocks in the first half of 2003 by our non-insurance subsidiaries, which we view as attractive for capital appreciation as well as dividend yields.

Credit Risk Management and Impairment Review

Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At September 30, 2003 the average quality rating of our bond portfolio was “A”. We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating at September 30, 2003.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value

1	AAA	$3,884	$4,102	$4,098	20.2%
1	AA	1,633	1,771	1,756	8.7
1	A	5,662	6,107	6,013	29.7
2	BBB	6,527	7,016	6,916	34.2
3	BB	721	725	728	3.6
4	B	492	477	479	2.4
5	CCC and lower	200	182	185	0.9
6	In or near default	65	64	68	0.3

	Total	$19,184	$20,444	$20,243	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of September 30, 2003. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value

General Electric	Capital Goods	$103
HSBC Holdings PLC	Financial Institutions	90
Bank of America	Financial Institutions	90
U S Bancorp	Financial Institutions	88
National Rural Utilities	Utilities	88
Wells Fargo	Financial Institutions	88
Verizon Communications	Communications	87
Citigroup	Financial Institutions	87
Scana	Utilities	86
Burlington Northern Santa Fe	Transportation	85

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

To identify “potentially distressed securities”, we first screen for all securities that have a fair value to amortized cost ratio of less than 80%. As part of this identification process, management must make assumptions and judgments using the following information:

•	current fair value of the security compared to amortized cost

•	length of time the fair value has been below amortized cost

•	industry factors or conditions related to a geographic area that are negatively affecting the security

•	downgrades by a rating agency

•	past due interest or principal payments or other violation of covenants

•	deterioration of the overall financial condition of the specific issuer

In analyzing securities for other-than-temporary impairments, we then pay special attention to securities that have been potentially distressed for a period greater than nine months. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than twelve months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment professionals and consultants, improving financial performance or valuation of underlying assets specifically pledged to support the credit.

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

The following table shows the ten largest below investment grade debt security exposures by individual creditor at September 30, 2003.

				Gross
		Amortized	Carrying	Unrealized
Creditor	Sector	Cost	Value	Gain/(Loss)

El Paso	Utilities	$61	$56	$(6)
Rite Aid	Consumer Cyclical	49	44	(4)
Ahold, Royal	Consumer Non Cyclical	40	42	2
Thomas & Betts Company	Technology	36	36	1
Qwest Communications	Communications	35	33	(2)
Intertape Polymer Group	Capital Goods	35	33	(1)
Williams Companies	Utilities	26	26	1
Homer City Funding LLC	Utilities	25	26	1
Delta Airlines	Transportation	29	24	(6)
Allied Waste N America	Capital Goods	25	24	(1)

Bonds of these creditors that are investment grade are not included in these values. Securities of some of these creditors are also on the potentially distressed security list and are subject to additional analysis for other-than-temporary impairment.

At September 30, 2003 and December 31, 2002, below investment grade bonds were $1,460 or 7.2% and $1,287 or 6.6% of the carrying value of the bond portfolio.

Unrealized Gains and Losses

The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads, which have caused temporary price fluctuations. However, within the specific bonds with unrealized losses, we further stratify and analyze them as discussed above to determine if the unrealized loss is other than temporary.

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of September 30, 2003.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$247	$25	$—	$272	$272
Federal agency mortgage backed securities (including collateralized mortgage obligations)	2,425	136	(4)	2,557	2,557
Obligations of states and political subdivisions	98	4	—	102	102
Corporate obligations	12,531	948	(105)	13,374	13,374
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	1,029	57	(3)	1,083	1,083
Redeemable preferred stock	20	1	—	21	21

Subtotal, debt securities	16,350	1,171	(112)	17,409	17,409
Non-redeemable preferred stock	2	—	—	2	2
Common stock	302	415	(5)	712	712

Securities available-for-sale	16,654	1,586	(117)	18,123	18,123

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	7	2	—	9	7
Corporate obligations	2,827	221	(22)	3,026	2,827

Debt securities held-to-maturity	2,834	223	(22)	3,035	2,834

Total AFS and HTM securities	$19,488	$1,809	$(139)	$21,158	$20,957

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific bonds, overall market interest rates or credit spreads as well as our decisions concerning the timing of any sales may impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2002 were $1,716 and $(290).

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of September 30, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Industrials
Basic Materials	$883	$58	$(10)	$931	$922
Capital Goods	1,294	91	(10)	1,375	1,353
Communications	1,096	89	(8)	1,177	1,157
Consumer Cyclical	947	70	(13)	1,004	987
Consumer Non-Cyclical	1,833	145	(6)	1,972	1,944
Energy	1,045	78	(2)	1,121	1,113
Technology	359	9	(6)	362	361
Transportation	737	70	(21)	786	776
Other Industrials	805	53	(1)	857	853
Utilities	3,204	251	(30)	3,425	3,381
Financials
Banks	1,826	169	(12)	1,983	1,958
Insurance	425	27	(2)	450	446
Other Financials	1,276	91	(6)	1,361	1,352
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	3,454	193	(7)	3,640	3,640

Total	$19,184	$1,394	$(134)	$20,444	$20,243

We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at September 30, 2003. The fair values of these securities could fluctuate over the respective periods to maturity or sale.

			Gross
		Fair	Unrealized
	Amortized Cost	Value	Losses	Carrying Value

Due in one year or less	$6	$3	$(3)	$3
Due after one year through five years	403	380	(23)	387
Due after five years through ten years	860	830	(30)	836
Due after ten years through twenty years	837	781	(56)	789
Due after twenty years	255	239	(16)	240
Amounts not due at a single maturity date	67	61	(6)	61

Subtotal	2,428	2,294	(134)	2,316
Redeemable preferred stocks	4	4	—	4

Total	$2,432	$2,298	$(134)	$2,320

The following table shows the credit quality of our debt securities with unrealized losses at September 30, 2003.

	S&P or			% of	Gross	% of Gross
SVO	Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Value	Losses	Losses	Value

1	AAA/AA/A	$952	$914	39.8%	$(38)	28.4%	$916
2	BBB	761	732	31.8	(29)	21.6	737
3	BB	245	225	9.8	(20)	14.9	231
4	BB	284	259	11.3	(25)	18.7	262
5	CCC and lower	162	143	6.2	(19)	14.2	146
6	In or near default	28	25	1.1	(3)	2.2	28

	Total	$2,432	$2,298	100.0%	$(134)	100.0%	$2,320

In prior periods, we have presented a table showing bonds of individual issuers that have unrealized losses of $10 or greater. At September 30, 2003 we held no bonds that met this criteria.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$669	$(81)	60.4%	$682
6 months – 1 year	245	(15)	11.2	250
Less than 6 months	1,384	(38)	28.4	1,388

Total	$2,298	$(134)	100.0%	$2,320

As we described previously, we pay particular attention to those securities with unrealized losses that we have identified as potentially impaired and include them in our potentially distressed securities list. Of the $134 gross unrealized losses in the table above, approximately $17 was included in our potentially distressed securities list. The length of time that securities have continuously remained on our potentially distressed securities listing is summarized as follows:

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$14	$(5)	29.4%	$14
6 months – 1 year	17	(7)	41.2	17
Less than 6 months	13	(5)	29.4	17

Total	$44	$(17)	100.0%	$48

Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. We consider all of the factors discussed earlier when we determine if an unrealized loss is other than temporary, including our ability and intent to hold the security until the value recovers. Our current evaluation of other-than-temporary impairments reflects our positive intent to hold certain securities until maturity. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Losses – Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities. For the 2003 quarter and nine months, we had other-than-temporary impairments on bonds of $15 and $56 as compared to $50 and $103 for the 2002 periods. We had no individual impairments in excess of $10 for the third quarter of 2003.

For the third quarter and first nine months of 2003, we incurred net losses of $13 and $18 on actual sales of securities as discussed in the Corporate and Other section.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	September 30,	December 31,
	2003	2002

Federal agency issued mortgage backed securities	$2,557	$3,449
Corporate private-labeled mortgage backed securities	1,083	1,938

Total	$3,640	$5,387

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

Because of the steep decline in interest rates to record lows, the mortgage market experienced record levels of refinancings in 2002, and the structural protection of our MBS portfolio eroded. During 2003, we continued to experience prepayments on our MBS portfolio. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income in the third quarter and first nine months of 2003 by $16.3 and $34.9 compared to $2.8 and $13.4 for the same periods of 2002, on a pre-tax basis. These repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. As mentioned earlier, the mortgage backed security portfolio was reduced by $775 during the quarter and the proceeds were primarily reinvested in investment grade corporate bonds.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans that are believed to be at a higher risk of becoming impaired in the near future, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At September 30, 2003 and December 31, 2002, our allowance for mortgage loan credit losses was $35 and $36.

Derivative Instruments

Our guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through September 30, 2003 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $324 and $278 were open as of September 30, 2003 and December 31, 2002. During 2002, we began using interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the income that will eventually be earned on bonds that will back annuity contracts issued. These interest rate contracts are generally terminated within a month. We also purchase S&P 500 Index® options in association with our current sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in existence.

Market Risk Exposure

We believe that the amounts shown in Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative. As of September 30, 2003, 10 year U.S. Treasury rates had increased 13 basis points to 3.94% since December 31, 2002. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on our financial position and earnings.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the depth and duration of the economic slowdown and the rate at which the economy recovers), the impact on the economy from any further terrorist activities or US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including recent or future changes as to dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the third quarter 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit Index on page 44.

(b)	Reports on Form 8-K since the second quarter 2003:

1.	July 29, 2003 - a Form 8-K furnished under items 7 and 9 (for item 12) the press release reporting financial results for the second quarter of 2003.

2.	October 27, 2003 - a Form 8-K furnished under items 7 and 9 (for item 12) the press release reporting financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President,
Chief Financial Officer and Treasurer
Date November 14, 2003

By (Signature) /s/Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President - Finance
Principal Accounting Officer
Date November 14, 2003

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