Form 10-K
period 2003-12-31
JEFFERSON PILOT CORP
filed 2004-03-15
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5955

JEFFERSON-PILOT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	100 North Greene Street, Greensboro, North Carolina 27401 (Address of Principal Executive Offices)	56-0896180 (I.R.S. Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: 336-691-3000

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange(s)
Title of Each Class	on Which Registered

Common Stock (Par Value $1.25)	New York, Midwest and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes  ☒     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          Yes     ☒          No     ☐

      The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2003 was approximately $5.9 billion. At March 1, 2004, 141.1 million shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement to be filed for the May 3, 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

      List of Exhibits appears on page E-1.

PART I

Item 1.	Business

     (a) General Development of Business

      Jefferson-Pilot Corporation (JP) was incorporated in North Carolina in 1968. While JP has broad powers to engage in business, it is solely a holding company. Our principal subsidiaries, which are wholly owned, are:

Jefferson-Pilot Life Insurance Company (JP Life),

Jefferson Pilot Financial Insurance Company (JPFIC),

Jefferson Pilot LifeAmerica Insurance Company (JPLA),

Jefferson Pilot Securities Corporation, a non-clearing NASD registered broker/dealer (with its subsidiaries, JPSC), and

Jefferson-Pilot Communications Company (with its subsidiaries, JPCC).

Through these and other subsidiaries, we primarily engage in the business of writing life insurance policies, writing annuity policies and selling other investment products, writing group life, disability income and dental policies, operating radio and television broadcasting facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and our broker/dealers, and the group life, disability income and dental operations operate primarily in JPFIC’s offices in Omaha, Nebraska. We provide further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 10 (MD&A).

      We have grown substantially in the past nine years both internally and through acquisitions.

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

      Effective May 1, 1997, JP acquired JPFIC, its subsidiary JPLA, and our principal broker/dealer, Jefferson Pilot Securities Corporation, from The Chubb Corporation.

      On December 30, 1999, JP acquired Guarantee Life Insurance Company (GLIC) and its non-insurance affiliates.

      On August 1, 2000, AH Life and GLIC merged into JPFIC. On December 31, 2000, FAHL merged into JPLA. These mergers reduced costs and improved efficiency in our insurance operations.

      In March 2004, JPFIC acquired the U.S. group life, disability income and dental insurance business of The Canada Life Assurance Company.

      Following strategic studies, in 2000 we adopted a refined strategy called Premier Partnering. Strategic initiatives include improved service for more productive agents. We experienced substantial growth in life insurance sales and an increase in the number of agents who qualify as Premier Partners after we began implementing this strategy.

     (b) Financial Information About Industry Segments

      We present industry segment information in Note 15.

          (c) Narrative Description of Business

      Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:

Revenues by Segment*

	2003	2002	2001

	(In Millions)
Individual Products	$1,774	$1,737	$1,682
Annuity and Investment Products	694	686	647
Benefit Partners	820	698	602
Communications	214	208	195
Corporate and Other	71	77	196

	$3,573	$3,406	$3,322

*	Revenues include net investment income. Corporate and Other revenues include ($47), ($22) and $66 of realized (losses) gains for 2003, 2002 and 2001.

      The following briefly describes our principal wholly-owned subsidiaries, including their principal products and services, markets and methods of distribution.

INSURANCE COMPANY SUBSIDIARIES

      JP Life is domiciled in North Carolina and began business in 1903. It is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. It primarily writes universal life insurance policies on an individual basis, and individual non-variable annuities including equity indexed annuities.

      JPFIC has been domiciled in Nebraska since its redomestication from New Hampshire in August 2000. It began business in 1903 through predecessor companies, and is authorized to write insurance in 49 states, the District of Columbia, Guam, the Virgin Islands and Puerto Rico. It principally writes universal life, variable universal life and term insurance policies. JPFIC also writes substantially all our group term life, disability income and dental insurance.

      JPLA, domiciled in New Jersey, began business in 1897. It is authorized to write insurance in 50 states, the District of Columbia and several U.S. possessions/territories. JPLA is “commercially domiciled” in New York due to the large percentage of its business in that state. It primarily writes universal life, variable universal life and term insurance policies, and non-variable annuities.

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

      Annuity and Investment Products. Our insurance subsidiaries offer annuity and investment products. They market through most of the distribution channels discussed above and through investment professionals and annuity marketing organizations. Our broker/dealer markets variable life insurance written by our insurance subsidiaries, and also sells other securities and mutual funds.

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

      Insurance companies also must file detailed annual reports on a statutory accounting basis with the state supervisory agencies where each does business; see Note 11 regarding codification of statutory accounting principles. These agencies may examine the business and accounts at any time. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, the supervisory agencies of one or more states examine a company periodically, usually at three to five year intervals.

      Various states, including Nebraska, New Jersey, New York and North Carolina, have enacted insurance holding company legislation. Our insurance subsidiaries have registered as members of an “insurance holding company system” under applicable laws. Most states require prior approval by state insurance regulators of transactions with affiliates, including dividends by insurance subsidiaries above specified limits, and of acquisitions of insurance companies.

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

      Employees. As of December 31, 2003, our insurance operations including our broker/dealer employed approximately 2,600 persons and contracted with another approximately 600 agency building general agents (career agents) and home service agents who are statutory employees for FICA purposes. Substantially all of these employees are payrolled with JP Life and costs are allocated to affiliates under various service agreements that have been approved by state insurance regulators. We have reduced the number of contracted agents in our core channels as we increase our focus on the more productive agents through our Premier Partnering strategy.

COMMUNICATIONS

      JPCC owns and operates three television stations and operates 17 radio stations as well as Jefferson-Pilot Sports, a sports production and syndication business.

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

Radio Operations

      JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO and one AM and two FM stations in Miami, FL. In San Diego, CA, JPCC owns and operates three FM stations, owns one AM station now operated by a third party under a local marketing agreement (LMA) and operates one FM station under an LMA with the station’s owner.

JP Sports

      JP Sports’ principal business is to produce and syndicate broadcasts of Atlantic Coast Conference (ACC) and Southeastern Conference (SEC) football and basketball events. The contracts with the leagues were renewed in 2001 and extend through 2005 for ACC football and through 2006 with an option through 2011 for ACC basketball, and through 2009 for the SEC. Raycom Sports is an equal partner in the contract for ACC basketball. Commitments under these contracts are discussed in MD&A and in Note 18.

Other Information Regarding Communications Companies

      Competition. Our radio and television stations compete for programming, talent and revenues with other radio and television stations as well as with other advertising and entertainment media, including direct distribution cable and satellite television and direct transmission radio. JP Sports competes with other vendors of similar products and services.

      Employees. As of December 31, 2003, JPCC employed approximately 765 persons full time.

      Federal Regulation. Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Act”). The Act empowers the FCC to issue, renew, revoke or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the equipment used by stations, establish areas to be served, adopt necessary regulations, and impose certain penalties for violation of the regulations. The Act and present regulations prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

      Broadcasting licenses are granted for a period of eight years for both television and radio and, in the absence of adverse claims as to the licensee’s qualifications or performance, will normally be renewed by the FCC for an additional term. All our station licenses have been renewed as required.

     (d) Foreign Operations

      All our operations are conducted within the United States. We occasionally make fixed income investments outside the U.S. for our investment portfolio.

     (e) Available Information

      JP makes available free of charge on or through our Internet website (http://www.jpfinancial.com) JP’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after JP electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

      JPFIC conducts operations in Omaha, NE in three buildings on its 11 acre campus. Portions of two buildings are leased to others.

      Subsidiaries lease insurance sales and broker/dealer office space in various jurisdictions.

      JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases the towers supporting its radio and television antennas.

Item 3.	Legal Proceedings

      JP Life was a defendant in a proposed class action suit, Romig v. Jefferson-Pilot Life Insurance Company, filed on November 6, 1995 in the Superior Court of Guilford County, NC. The plaintiffs’ fundamental claim was that policy illustrations were misleading to consumers. The Court approved a settlement of this case on June 17, 2003 and we do not intend to further report on this case. In the settlement, JP Life denied any wrongdoing but believes that the settlement provides benefits to class policyholders, and will benefit JP Life by resolving and eliminating the need for corporate resources to be spent on a lawsuit that has been pending for seven years. JP Life has administered the settlement in accordance with its terms.

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

      JP and its subsidiaries are involved in other legal and administrative proceedings and claims of various types, including several proposed class action suits in addition to those noted above. Some suits include claims for punitive damages. In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Because of the considerable uncertainties that exist, we cannot predict the outcome of pending or future litigation. Based on consultation with our legal advisers, management believes that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity, but could have a material adverse effect on the results of operations for a specific period.

      Environmental Proceedings. We have no material administrative proceedings involving environmental matters.

Item 4.	Submission of Matters to a Vote of Securities Holders

      None.

Executive Officers of the Registrant

      David A. Stonecipher, 62, Chairman of the Board, and also Chief Executive Officer to March 1, 2004, joined JP in 1992 and became President and CEO in March 1993, and Chairman in May 1998. He also served as President until November 2001.

      Dennis R. Glass, 54, President and Chief Executive Officer since March 1, 2004, and previously President and Chief Operating Officer since November 2001, joined JP in 1993. He was Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.

      Robert D. Bates, 62, became an Executive Vice President and President — Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

      Charles C. Cornelio, 44, has been Executive Vice President — Technology and Insurance Services since February 9, 2004, and previously he was Senior Vice President. He joined JP in 1997 when we acquired JPFIC from The Chubb Corporation.

      Mark E. Konen, 45, has been Executive Vice President — Life and Annuity Manufacturing since February 9, 2004, and previously he was Senior Vice President. He joined JP in 1994.

      Warren H. May, 49, has been Executive Vice President — Marketing and Distribution since he joined JP in October 2002. Mr. May joined Travelers Life & Annuity Company in Hartford, CT in November 1995 as Senior Vice President, leading the independent distribution sales and marketing team for life and annuity products, as well as the advanced sales attorneys, advertising/promotion professionals and technology support staff. Mr. May later assumed expanded responsibility including offshore life and qualified plan marketing. In his last role at Travelers he served as Chief Executive Officer of Travelers Life Distributors and Chairman of Tower Square Securities, Inc., Travelers’ independent broker dealer.

      Theresa M. Stone, 59, has been Chief Financial Officer and Treasurer of JP since November 2001, and also has been Executive Vice President of JP and President of JPCC since July 1, 1997. Previously she was President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation to May 13, 1997 when we acquired JPFIC.

      There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for certain executives to their rights under employment agreements listed as exhibits to this Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

	2003		2002		2001		2000		1999

	High	Low	High	Low	High	Low	High	Low	High	Low

First Quarter	40.93	35.75	53.00	45.23	49.67	41.00	45.42	33.25	51.58	44.04
Second Quarter	43.20	38.34	52.99	45.07	49.25	44.07	46.46	36.88	47.50	42.42
Third Quarter	46.57	41.21	47.50	36.75	49.00	38.00	47.21	37.83	50.42	41.00
Fourth Quarter	50.72	44.55	45.21	36.35	46.90	41.15	50.58	39.33	53.08	40.79

      (b) Holders. As of March 1, 2004, our stock was owned by 8,848 shareholders of record, and a much larger number of street name holders.

      (c) Dividends. They are shown in Item 6 below on page 8. Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A.

Item 6.	Selected Financial Data

REVENUE BY SOURCES

	2003	2002	2001	2000	1999

	(In Millions)
Individual Products	$1,774	$1,737	$1,682	$1,664	$1,462
Annuities and Investment Products	694	686	647	629	511
Benefit Partners	820	698	602	537	164
Communications	214	208	195	206	200
Corporate and Other	118	99	130	134	150

Revenues before investment (losses) gains and cumulative effect of change in accounting principle	3,620	3,428	3,256	3,170	2,487
Realized investment (losses) gains	(47)	(22)	66	102	101
Cumulative effect of change in accounting for derivative instruments (1)	—	—	2	—	—

Total Revenues	$3,573	$3,406	$3,324	$3,272	$2,588

NET INCOME BY SOURCES

	2003	2002	2001	2000	1999

	(In Millions)
Individual Products	$309	$293	$295	$287	$242
Annuities and Investment Products	85	80	75	78	67
Benefit Partners	51	48	44	33	25
Communications	46	40	34	41	38
Corporate and Other	32	4	20	6	33

Net income before investment (losses) gains and cumulative effect of change in accounting principle	523	465	468	445	405
Realized investment (losses) gains, net of taxes	(31)	(15)	44	67	65
Cumulative effect of change in accounting for derivative instruments, net of taxes (1)	—	—	1	—	—

Net Income Available to Common Stockholders	$492	$450	$513	$512	$470

(1)	Effective January 1, 2001, the Company adopted SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999

	(In Millions Except Share and Per Share Information)
Total reportable segment results before gains (losses) from sales of investments and cumulative effect of change in accounting principle	$523	$465	$468	$445	$405
Gains (losses) from sales of investments, net of taxes	(31)	(15)	44	67	65
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	1	—	—

Net income available to common stockholders	$492	$450	$513	$512	$470

Income per share of common stock before cumulative effect of change in accounting principle	$3.47	$3.07	$3.37	$3.31	$2.97
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	0.01	—	—

Net income available to common stockholders	$3.47	$3.07	$3.38	$3.31	$2.97

Income per share of common stock — assuming dilution:
Net income available to common stockholders	$3.44	$3.04	$3.34	$3.28	$2.95

Cash dividends declared on common stock	$187	$175	$166	$152	$138

Cash dividends paid per common share:
First quarter	$0.30	$0.28	$0.25	$0.22	$0.20
Second quarter	0.33	0.30	0.28	0.25	0.22
Third quarter	0.33	0.30	0.28	0.25	0.22
Fourth quarter	0.33	0.30	0.28	0.25	0.22

Total	$1.29	$1.18	$1.07	$0.96	$0.86

Average common shares outstanding (thousands)	141,795	146,847	151,915	154,576	157,725

Total assets	$32,696	$30,619	$29,005	$27,331	$26,456

Debt, junior subordinated debentures and mandatorily redeemable preferred stock	$963	$762	$756	$853	$960

Stockholders’ equity	$3,806	$3,540	$3,391	$3,159	$2,753

Stockholders’ equity per share of common stock	$27.07	$24.79	$22.61	$20.47	$17.75

Note: All share information has been restated to reflect the April 2001

3-for-2 stock split, effected in the form of a stock dividend.
Cash dividends per share may not add due to rounding related to the splits.

SUPPLEMENTAL INFORMATION

	2003	2002	2001	2000	1999

	(In Millions)
Life Insurance In Force (Excludes Annuities):
Traditional	$40,583	$41,570	$41,185	$43,083	$46,997
Universal Life	96,369	91,675	89,054	89,741	93,407
Variable Universal Life	29,547	30,327	28,650	23,884	17,944
Benefit Partners	100,432	90,627	53,763	61,812	55,877

Total Life Insurance In Force	$266,931	$254,199	$212,652	$218,520	$214,225

Life Premiums on a SFAS 60 Basis:
First Year Life (Note)	$834	$821	$918	$517	$605
Renewal and Other Life	1,106	1,059	1,061	1,062	931

Life Insurance	1,940	1,880	1,979	1,579	1,536
Accident and Health, Including Premium Equivalents	533	445	382	351	144

Total Life Insurance Premiums	$2,473	$2,325	$2,361	$1,930	$1,680

Annuity Premiums on a SFAS 60 Basis:
Fixed Annuity	$815	$1,051	$1,497	$1,273	$858
Variable Annuity (including separate accounts)	11	26	59	127	140

Total Annuity Premiums	$826	$1,077	$1,556	$1,400	$998

Investment Product Sales	$3,258	$2,904	$2,803	$3,677	$2,361

Communications Broadcast Cash Flow	$92	$85	$74	$90	$85

Note: First year life premiums include single premiums.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2003, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except share and per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements. Prior share amounts and earnings per share have been restated to give retroactive effect to the Company’s 50% stock dividend, which was effective in April 2001.

Company Profile

Overview

      Jefferson-Pilot Corporation is a holding company whose financial services and broadcasting subsidiaries provide products and services in four major businesses: 1) life insurance; 2) annuities and investment products; 3) group life, disability and dental insurance; and 4) broadcasting and sports programming production.

      Our principal life insurance subsidiaries are Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its wholly owned subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA). Jefferson-Pilot Communications Company (JPCC) and its wholly owned subsidiaries conduct our broadcasting operations. Jefferson Pilot Securities Corporation (with related entities, JPSC) is a registered non-clearing broker/ dealer that sells affiliated and non-affiliated variable life and annuity products and other investment products.

      In our three financial services segments, effective investment management and asset/liability management are important to our financial position and results of operations. Interest spread, which represents the difference between interest earned on our investments and interest credited to policyholder funds, is a key component of our reportable segment results. The earned rate on our investments has declined in recent years as a result of a decline in the general interest rate environment. We establish credited rates within a highly competitive market for financial products. In establishing these rates, we start with an analysis of rates credited by other insurance companies and also compare rates offered by other financial services providers, such as bank certificates of deposit. These rates may impact the level of new sales or retention of existing customers. We believe that the historically low interest rate levels that we are currently experiencing will continue to challenge our earnings progression. Our operating results are also dependent on the level of mortality (death) and morbidity (disability and health) costs we incur. We attempt to address these conditions through underwriting risk selection and classification, by adjusting policyholder crediting rates to achieve desired spread performance, by monitoring claim and industry health care trend reports, and through a focus on conservative product designs. Also, we record substantial intangible asset balances because of commissions and expenses incurred in selling new policies, and because of acquisitions (DAC, VOBA, goodwill). The assumptions that we use in accounting for these intangible assets are important to our reported results.

      For a more complete explanation of these important concepts, please see the Critical Accounting Policies, Financial Position, Investments and Market Risk Exposures sections of this report.

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

      Our Individual Products segment sells life insurance on individuals, through which we underwrite the economic risks of mortality and provide vehicles for the accumulation of individual savings. We select and classify mortality risks, using actuarial science, within a competitive marketplace in accordance with various state and federal regulations. Because we earn revenues for accepting mortality risks, the growth in face amount of insurance in force is a key measure for a portion of our revenue growth. Because Individual Products operates under two distinct accounting models, we further analyze this segment by its two main product types: UL-type products and traditional products. UL-type products offered by this segment include universal life (UL) and variable universal life (VUL) products. UL-type product premiums may vary over the life of the policy at the discretion of the policyholder, so we do not recognize them as revenues when received, although UL-type premiums do increase assets and liabilities. We earn spreads between interest earned and credited to policyholders from aggregation and investment of policyholder funds. In managing these spreads, we develop and maintain systems and skills that are necessary to understand and mitigate credit and interest rate risks. We also recognize revenues on these products from mortality, expense and surrender charges earned (policy charges). Trends in policyholder fund balances and segment assets are important measures when analyzing the development of segment earnings. Due to competition from other financial services providers, it is important that we achieve continuing improvements in internal cost efficiencies in relation to policies administered and assets under management.

      Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto. Because of market preferences, we do not offer new traditional products except for some term life insurance.

      Product development is important to growth in sales. We operate within a competitive marketplace by offering products that respond to demographic changes, the evolving financial needs of our customers, and regulatory requirements. We currently sell individual life insurance products designed to provide our customers vehicles for wealth accumulation, mortality protection, and a balance between those two objectives. Because this segment issues long duration contracts, sales results may not materially impact current period profitability, but longer-term sales trends are an important indicator of future growth in reportable segment results.

      Our Annuity and Investment Product (AIP) segment primarily offers our proprietary fixed annuity products. We also sell mutual funds and other investment products through our broker/dealer. We earn interest spreads and policy charges on our annuity products, and recognize revenues from concession income earned on investment product sales by our broker/dealer. The principal source of reportable segment results is investment spreads on policyholder fund balances. Investment selection and matching of interest rate risk profiles of investments to those of policyholder fund balances are critical to achieving successful results within this segment. In recent years, historically low levels of interest rates have reduced the margin between rates we credit to policyholder accounts and those that are guaranteed under contractual provisions, and therefore will limit our ability to reduce crediting rates. We have responded to that exposure through innovative product designs that reduce spreads required to achieve desired returns. Because we derive a majority of our earnings from spread management activities, trends in policyholder fund balances and effective investment spreads earned are both important drivers of reportable segment results.

      Product development activities are important to providing appropriate products to a highly competitive marketplace. We have introduced new products with fixed interest and equity index components in recent months that have contributed to improving sales trends, whereas sales of traditional fixed interest, multi-year guarantee products declined in the two most recent years because of competition from other financial services providers within a declining interest rate environment. New fixed annuity premium sales and surrenders of existing policies are both key indicators of growth in policyholder fund balances.

      Our Benefit Partners segment insures individuals for mortality, morbidity and dental costs under master group insurance contracts with employers. This segment offers various forms of contributory and noncontributory plans, as well as supplemental contracts. Most of our group contracts are sold to employers with fewer than 500 employees. We select and classify risks within a competitive marketplace based on group characteristics, applying actuarial science and group underwriting practices. We may adjust premiums charged for insuring group risks, usually on an annual basis, in relation to evolving group characteristics and subject to policyholder acceptance.

      Insurance products offered by this segment to the employer marketplace include group non-medical products, principally term life, disability and dental insurance. As these are traditional products, we recognize premium receipts from this segment as revenues and profits are expected to emerge in proportion to the revenue recognized. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. Also, expense ratios are an important factor in profitability since group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long duration contracts sold to new policyholders. The trend in sales is an important indicator of development of business in force over time.

      In March 2004, we acquired Canada Life’s U.S. based group life, disability and dental business. Following this acquisition, we are positioned with approximately $1 billion of annual group life, disability and dental premiums, one-third of which is due to the acquisition.

      Our Communications segment consists of radio and television broadcasting operations located in selected markets in the Southeastern and Western United States, and sports program production. We generate revenues for this segment through advertising, sales of programming rights and other programming compensation.

      Management evaluates the performance of our broadcast stations using a number of metrics including audience levels (ratings), growth in audiences, revenue growth, relative share of market revenues, and operating efficiencies, with the ultimate goal of achieving growth in broadcast cash flow. We focus our efforts at the local level, combining sound business practices with service to the community. We monitor each station’s product through market research and tailor the product to our target audience’s tastes and listening/viewing habits. We attempt to maximize revenues and increase revenue share by focusing on management of commercial inventory and pricing. We achieve operating efficiencies by exercising tight expense control at both the local and corporate levels.

      Our Corporate and Other segment contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other reportable segments, financing expenses on corporate debt, strategic initiatives intended to benefit the entire company, and federal and state income taxes not otherwise allocated to business segments. We include all realized gains and losses on investments in the Corporate and Other segment, and hold all defaulted securities in this segment. Realized investment gains are gains and losses on sales and write downs of investments, and although these are included in revenues, we exclude them in assessing the performance of our business segments.

      The Company’s business segments, operating results, risks and opportunities are discussed in further detail in the sections that follow.

Segment Revenues

      The revenues for our reportable segments, excluding realized gains and losses, were as follows:

	Year Ended

	2003	2002	2001

Individual Products	50%	52%	53%
AIP	19%	20%	20%
Benefit Partners	22%	20%	18%
Communications	6%	6%	6%
Corporate and Other	3%	2%	3%

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

DAC, VOBA and Unearned Revenue

      The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business. These costs include first year commissions and group sales representative incentive compensation, first year bonus interest or day one premium bonuses on annuities, certain costs of underwriting and issuing policies plus agency office expenses. These deferred expenses are referred to as deferred acquisition costs (DAC). We limit our capitalization of acquisition costs other than commissions in the Individual and AIP segments to the lower of product specific pricing allowables or the actual deferrable acquisition costs. When we acquire new business through an acquisition, we allocate a portion of the purchase price to a separately identifiable intangible asset, referred to as value of business acquired (VOBA). We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired. Both DAC and VOBA reflect our expectations about the future experience of business in force. Our primary assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads and policy lapse rates. Significant changes in these assumptions can impact the amortization of DAC and VOBA in both the current and future periods, which is reflected in earnings. Our unearned revenue reserves result from the deferral of policy charges on certain products with large up-front expense charges. These reserves are amortized into income over periods similar to those used for DAC and VOBA. Both the deferral and amortization of unearned revenue reserves are reported in U.L. and investment product charges. See the Financial Position section for further discussion of these items including a sensitivity analysis regarding the impact of changes in critical assumptions or expectations.

Investments

      We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. Our methodology to identify potential other-than-temporary impairments, requires professional judgment and is further described in the Investments section and in Note 4.

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

      As the discussion above indicates, many judgments are involved in timely identifying and valuing securities, including other-than-temporary impairments on securities. Inherently, there are risks and uncertainties involved in making these judgments. See the discussion of Investments and Note 4 for further details. Critical assumptions and changes in circumstances such as a weak economy, an economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other than temporary.

Litigation

      In recent years, the life insurance industry has experienced increased litigation in which large jury awards including punitive damages or settlements in lieu of litigation have occurred. Establishing accruals for specific litigation inherently involves a variety of estimates of future potential outcomes. Accordingly, management, based on the advice of internal and external counsel, reviews each specific litigation matter and makes a judgment whether it is probable we have incurred a loss. Once it is determined that a loss is probable, we use professional judgment in determining whether we can reasonably estimate the loss. In general, we accrue the estimated costs of defense until we can reasonably estimate the loss or any potential range of possible loss. At that time, these additional costs are accrued. Based on consultation with our legal advisors, we believe that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity but could have a material adverse effect on the results of operations for a specific period. See further discussion in Note 18.

Results of Operations

      The following tables illustrate our results before and after realized investment gains and losses, and reconcile reportable segment results to net income available to common stockholders, the most directly comparable GAAP financial measure:

					Favorable/
					(Unfavorable)

					2003 vs.	2002 vs.
	2003	2002	2001		2002	2001

Consolidated Summary of Income
Total reportable segment results	$522.5	$465.1	$469.1	(a)	12.3%	(0.9)%
Realized investment (losses) gains (net of applicable income taxes)	(30.9)	(14.9)	43.7		(107.4)	(134.1)

Net income available to common stockholders	$491.6	$450.2	$512.8		9.2%	(12.2)%

Consolidated Earnings Per Share
Basic:
Total reportable segment results	$3.69	$3.17	$3.09	(b)	16.4%	2.6%
Realized investment (losses) gains (net of applicable income taxes)	(0.22)	(0.10)	0.29		(120.0)	(134.5)

Net income available to common stockholders	$3.47	$3.07	$3.38		13.0%	(9.2)%

Fully-diluted:
Total reportable segment results	$3.66	$3.14	$3.06		16.6%	2.6%
Realized investment (losses) gains (net of applicable income taxes)	(0.22)	(0.10)	0.28		(120.0)	(135.7)

Net income available to common stockholders	$3.44	$3.04	$3.34		13.2%	(9.0)%

(a)	Includes $1.5 relating to the cumulative effect of change in accounting for derivatives.

(b)	Includes $0.01 per share of income relating to the cumulative effect of change in accounting for derivatives.

	2003	2002	2001

Average number of shares outstanding	141,795,065	146,846,698	151,914,983

Average number of shares outstanding — assuming dilution	142,867,215	148,222,342	153,411,170

      The 2003 increase in net income available to common stockholders reflected earnings growth in all business segments, partially offset by an increase in net investment losses. These net investment losses in 2003 and 2002 were primarily the result of other than temporary bond impairments, partially offset in 2002 by realized gains from sales of equity securities.

      Total reportable segment results increased in 2003 driven by growth in all segments. An increase in interest spreads benefited our Individual and our AIP lines and effective expense management benefited the whole organization. The 2002 results were primarily influenced by an increase in the accrual for pending litigation in our Corporate segment which offset growth in our AIP, Communications and Benefit Partners segments.

      Earnings per share amounts for the reportable segments were more favorable than the absolute earnings amounts due to repurchases of 3,578,600 shares in 2003 and 7,881,300 shares in 2002.

Results by Business Segment

      We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. We determine reportable segments in a manner consistent with the way we make operating decisions and assess performance. Sales are one of the statistics we use to track performance. Our sales, which are primarily of long-duration contracts in the Individual Products and AIP segments, have little immediate impact on revenues for these two segments as described in the segment discussions below.

Results by Reportable Segment

					Favorable/
					(Unfavorable)

					2003 vs.	2002 vs.
	2003	2002	2001		2002	2001

Individual Products	$309.4	$293.1	$294.5		5.6%	(0.5)%
AIP	85.0	80.3	76.4	(a)	5.9	5.1
Benefit Partners	50.6	47.5	44.5		6.5	6.7
Communications	45.4	39.8	33.5		14.1	18.8
Corporate and Other	32.1	4.4	20.2		629.5	(78.2)

Total reportable segment results	522.5	465.1	469.1		12.3	(0.9)
Net realized investment (losses) gains	(30.9)	(14.9)	43.7		(107.4)	(134.1)

Net income available to common stockholders	$491.6	$450.2	$512.8		9.2%	(12.2)%

(a)	Includes $1.5 relating to the cumulative effect of change in accounting for derivatives

Segment Assets

      We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment. Segment assets as of December 31 were as follows:

	2003	2002

Individual Products	$17,717	$16,671
AIP	9,941	9,397
Benefit Partners	1,079	909
Communications	210	204
Corporate and Other	3,749	3,438

Total assets	$32,696	$30,619

Individual Products

      The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents (together, our “core agency channels”). We also sell products through home service agents, broker/dealers, banks and other strategic alliances.

      Segment results were:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

UL-Type Products:
Net investment income	$749.2	$744.1	$693.2	0.7%	7.3%
Interest credited to policyholders	(515.4)	(534.6)	(502.3)	3.6	(6.4)

Interest margin	233.8	209.5	190.9	11.6	9.7

Product charge revenue:
Cost of insurance charges	511.9	478.9	463.4	6.9	3.3
Expense charges	141.6	115.4	111.0	22.7	4.0
Surrender charges	34.9	38.0	35.0	(8.2)	8.6

Total product charge revenue	688.4	632.3	609.4	8.9	3.8
Death benefits and other insurance benefits	(272.4)	(245.9)	(226.9)	(10.8)	(8.4)
Expenses excluding amortization of DAC and VOBA	(96.4)	(101.7)	(108.3)	5.2	6.1
Amortization of DAC and VOBA	(179.0)	(154.4)	(127.6)	(15.9)	(21.0)
Miscellaneous income (expense)	(2.1)	0.1	(0.1)	—	—

UL-type product income before taxes	372.3	339.9	337.4	9.5	0.7

Traditional Products:
Premiums and other considerations	173.0	180.4	197.9	(4.1)	(8.8)
Net investment income	165.2	179.5	183.4	(8.0)	(2.1)
Benefits	(197.8)	(208.2)	(215.5)	5.0	3.4
Expenses excluding amortization of DAC and VOBA	(24.1)	(27.6)	(34.2)	12.7	19.3
Amortization of DAC and VOBA	(16.3)	(13.1)	(16.1)	(24.4)	18.6

Traditional product income before taxes	100.0	111.0	115.5	(9.9)	(3.9)

Total income before taxes	472.3	450.9	452.9	4.7	(0.4)
Provision for income taxes	(162.9)	(157.8)	(158.4)	(3.2)	0.4

Reportable segment results	$309.4	$293.1	$294.5	5.6%	(0.5)%

      The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$216	$202	$139	6.9%	45.3%
Community Banks and BOLI	$9	$58	$66	(84.5)%	(12.1)%

Average UL policyholder fund balances	$10,585	$9,875	$9,110	7.2%	8.4%
Average VUL separate account assets	1,233	1,211	1,333	1.8	(9.2)

	$11,818	$11,086	$10,443	6.6%	6.2%

Average face amount of insurance in force:
Total	$164,963	$161,841	$157,438	1.9%	2.8%
UL-type policies	$123,848	$120,229	$115,582	3.0%	4.0%

Average assets	$17,128	$16,352	$15,524	4.7%	5.3%

      Sales from our Individual markets excluding Community Banks and bank-owned life insurance (BOLI) grew in 2003 over 2002, and increased significantly in 2002 over 2001 due to new product introductions in 2002 and the strength of our Premier Partnering strategy. Sales in our core agency channels were up 7.5% in 2003 and were strongest in the latter part of the year as additional products were brought to market. With these new product offerings no single product comprised more than 30% of total sales in the fourth quarter of 2003. Sales to Community Banks and BOLI business declined in both 2003 and 2002. Community Bank and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.

      Interest margin on UL-type products grew in 2003, despite lower investment yields, due to growth in policyholder fund balances and an increase in average interest spread. The lower investment yield was due to the general interest rate environment and an increase in default charges paid from the Individual Products segment to the Corporate and Other segment of $6 as discussed under Corporate and Other. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances while considering our competitive strategies as well. The average investment spread on fixed UL products increased 14 basis points to 2.03% in 2003 after having decreased 11 basis points in 2002. During 2003 and 2002, prepayments of mortgage backed securities significantly increased as a result of continued declines in long-term mortgage rates. Our mortgage backed securities portfolio is primarily a discount portfolio. The effect of prepayments in excess of expected levels increased effective investment yields by 20 and 15 basis points in 2003 and 2002. Prepayments were not significant in 2001. Of the 20 basis point investment yield impact in 2003, only a portion affected interest margin due to partial pass through of the higher yield to policyholders through crediting rates. DAC amortization and income taxes also reduce the earnings impact of excess accretion of discount. Our ability to manage interest crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates may impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At the end of 2003 and 2002, our crediting rates were approximately 49 and 79 basis points on average in excess of our minimum guaranteed rates, including some policies that were already at their minimum guaranteed rates.

      Due to strong growth in expense charges and $8.4 of cost of insurance charges associated with a reinsurance recapture, product charge revenue grew at a rate faster than average UL policyholder fund balances in 2003. Excluding this recapture, product charge revenue in 2003 grew 7.5% over 2002. Products issued in recent years are designed to generate more of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits.

      UL-type death benefits and other insurance benefits for 2003 included $7.6 related to the reinsurance recapture mentioned above. Absent this item, the increase in 2003 over 2002 was 7.7%. Death benefits, net of reinsurance, per thousand dollars of face amount of insurance in-force were $2.13 for 2003 compared to $2.07 for 2002 and $1.91 for 2001. Cost of insurance charges have grown as well. These trends relate to growth in average face amount of insurance in force and aging of our blocks. Changes in product design also impact cost of insurance charges.

      Traditional premiums and other considerations declined in both 2003 and 2002 as we are focusing our sales efforts towards UL-type products and because in 2001 we began reinsuring 90% of our term life insurance sales. Net investment income from our traditional blocks declined in 2003 despite a favorable impact from prepayments of mortgage backed securities, due to the decline in investment yields and the decreasing size of the block.

      Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 114.3% in 2003, down slightly from 115.4% in 2002. The benefit ratio was 108.9% in 2001, reflecting favorable mortality experience in that year.

      Total expenses (including the net deferral and amortization of DAC and VOBA) are as follows:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Commissions	$295.5	$270.5	$212.1	(9.2)%	(27.5)%
General and administrative – acquisition related	87.2	87.8	79.5	0.7	(10.4)
General and administrative – maintenance related	36.0	38.9	44.5	7.5	12.6
Taxes, licenses and fees	50.3	55.4	51.1	9.2	(8.4)

Total commissions and expenses incurred	469.0	452.6	387.2	(3.6)	(16.9)
Less commissions and expenses capitalized	(348.5)	(323.2)	(244.7)	7.8	32.1
Expenses excluding amortization of DAC and VOBA	120.5	129.4	142.5	6.9	9.2
Amortization of DAC and VOBA	195.3	167.5	143.7	(16.6)	(16.6)

Total expense	$315.8	$296.9	$286.2	(6.4)%	(3.7)%

      Expenses excluding amortization of DAC and VOBA were down in 2003 due to a reduction in the effective rate of premium taxes, and effective expense controls in our maintenance functions. The expense amounts we capitalize as DAC include first year commissions and deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or our actual deferrable acquisition costs. See further discussion of DAC and VOBA under the Financial Position section. The decline in expenses excluding amortization of DAC and VOBA in 2002 from 2001 was primarily a function of increased deferral of acquisition-related general and administrative expenses stemming from the significant increase in sales in 2002. Recent years’ sales growth combined with higher emergence of gross profits on UL-type products, particularly interest margin and expense charges in 2003, were the primary contributors to the increases in the amortization of DAC and VOBA. Unlocking of DAC assumptions reduced DAC amortization on fixed UL products by $20.5 and $17.2 in 2003 and 2002. The 2003 unlocking pertained primarily to assumptions regarding interest spreads and mortality, while the 2002 unlocking was related primarily to persistency assumptions. The 2002 unlocking was partially offset by a $16.6 increase in amortization on VUL products due to limitation of mean reversion techniques, as discussed in the Financial Position section.

      The growth in average Individual Products assets in 2003 and 2002 was primarily due to growth in UL policyholder fund balances, partially offset by a decline in assets supporting our traditional block of business. In 2002, market values of separate account assets of variable products declined, which hindered the growth in average assets for this segment.

      Our financial and operating risks for this segment include, among others, interest margin risks, mortality risks, variances between actual and underlying assumptions of DAC and VOBA, changes in taxation of our products and competing offerings, and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections. See Note 2 for a discussion of Statement of Position 03-1, a new accounting pronouncement that is effective January 1, 2004, which may significantly impact the timing of this segment’s earnings emergence in 2004 and beyond, depending on the outcome of evolving implementation guidance.

Annuity and Investment Products

      Annuity and Investment Products are marketed through most of the distribution channels discussed in Individual Products above as well as through financial institutions, investment professionals and annuity marketing organizations. JPSC markets primarily variable life insurance written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

      Reportable segment results were:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Policy charges, premiums and other considerations	$8.8	$12.2	$14.9	(27.9)%	(18.1)%
Net investment income	586.6	576.8	533.4	1.7	8.1
Concession and other income	98.3	97.3	101.2	1.0	(3.9)

Total revenues	693.7	686.3	649.5	1.1	5.7

Policy benefits	416.6	424.7	385.3	1.9	(10.2)
Expenses	146.5	138.1	146.2	(6.1)	5.5

Total benefits and expenses	563.1	562.8	531.5	(0.1)	(5.9)

Reportable segment results before income taxes	130.6	123.5	118.0	5.7	4.7
Provision for income taxes	45.6	43.2	41.6	(5.6)	(3.8)

Reportable segment results	$85.0	$80.3	$76.4	5.9%	5.1%

      The following table summarizes key information for AIP:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Fixed annuity premium sales	$756	$994	$1,396	(23.9)%	(28.8)%
Variable annuity premium sales	2	10	26	(80.0)	(61.5)

	$758	$1,004	$1,422	(24.5)%	(29.4)%

Investment product sales	$3,258	$2,904	$2,803	12.2%	3.6%

Average policyholder fund balances	$8,400	$7,810	$6,858	7.6%	13.9%
Average separate account policyholder fund balances	340	481	533	(29.3)	(9.8)

	$8,740	$8,291	$7,391	5.4%	12.2%

Average assets	$9,537	$9,064	$8,138	5.2%	11.4%

Effective investment spreads for fixed annuities	1.88%	1.83%	1.96%
Fixed annuity surrenders as a percentage of beginning fund balances	8.4%	9.5%	12.7%

      Fixed annuity premium sales declined in 2003 and 2002 reflecting continued competition in the fixed annuity market and our unwillingness to match our competitors’ crediting rates, especially in the bank channel. Sales trends showed substantial improvement in late 2003 as approximately $321 of our total fixed annuity premium sales for 2003 came in the fourth quarter, following the introduction of a new product portfolio with fixed interest and equity-indexed components. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.

      Our policy charge income declined in both 2003 and 2002 as our product mix focused more on products that derived most of their earnings from investment spreads rather than from policy charges, and as a result of lower surrenders. Net investment income growth was lower than the growth in average policyholder fund balances, primarily due to a decline in investment yields. The effect of the prepayments of mortgage backed securities in excess of expected levels in the AIP segment increased effective yields by 24 and 4 basis points in 2003 and 2002. Prepayments were not significant in 2001. Of the 24 basis point investment yield impact in 2003, only a portion impacted effective investment spreads on fixed annuities due to partial pass through of the higher yield to policyholders through crediting rates. DAC amortization and income taxes also reduce the earnings impact of excess accretion of discount.

      We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Effective investment spreads on fixed annuities increased in 2003 after having decreased in 2002. Our ability to manage interest crediting rates on fixed annuity products is limited by minimum guaranteed rates provided in policyholder contracts, and continued low general market interest rates will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. We have approximately $4 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, and our crediting rates on average are approximately 39 basis points in excess of our minimum guaranteed rates at December 31, 2003. Of the remaining $4 billion of fixed annuity policyholder fund balances, approximately $3 billion have multi-year guaranteed rates, which will begin to reset in the second half of 2004. Our recent sales have been of products with lower guaranteed minimum rates and lower spread requirements, developed in response to the declining interest rate environment.

      Policy benefits, which are mainly comprised of interest credited to policyholder accounts, decreased in 2003 despite growth in average policyholder fund balances, reflecting crediting rate actions we took as part of our management of investment spreads.

      Fixed annuity surrenders as a percentage of beginning fund balances declined in 2003 and 2002, reflecting the effects of the lower interest rate environment and the increased percentage of our annuity block with multi-year crediting rate guarantees. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with surrender charges of 5% or more decreased to 48% at year-end 2003 from 55% at year-end 2002.

      Total expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Commissions — insurance companies	$36.7	$53.0	$67.5	30.8%	21.5%
Commissions — broker/ dealer	80.5	80.6	85.3	0.1	5.5
General and administrative – acquisition related	13.2	16.8	13.6	21.4	(23.5)
General and administrative – maintenance related	13.9	14.2	20.4	2.1	30.4
Taxes, licenses and fees	3.2	3.1	3.0	(3.2)	(3.3)

Total commissions and expenses incurred	147.5	167.7	189.8	12.0	11.6
Less commissions and expenses capitalized	(47.2)	(67.1)	(81.4)	(29.7)	(17.6)
Amortization of DAC and VOBA	46.2	37.5	37.8	(23.2)	0.8

Total expense	$146.5	$138.1	$146.2	(6.1)%	5.5%

      Total AIP expenses increased in 2003, reflecting the increase in amortization of DAC and VOBA from overall growth in the business. Also, 2002 reflected a decrease in amortization of $13.0 due to lower lapse rates on fixed annuity products, partially offset by an $8.8 increase in amortization on variable annuity products using the mean reversion techniques discussed in the Financial Position section.

      Risks in the annuity business other than those mentioned in our Overview are that equity market volatility could reduce demand for our products with interest credited rates indexed to those markets, increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges, and changes in taxation of our products and competing offerings. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections.

Benefit Partners

      The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

      Reportable segment results were:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Premiums and other considerations	$756.0	$638.1	$546.7	18.5%	16.7%
Investment income, net of expenses	63.8	60.2	55.0	6.0	9.5

Total revenues	819.8	698.3	601.7	17.4	16.1

Policy benefits	576.3	477.9	403.7	(20.6)	(18.4)
Expenses	165.6	147.3	129.6	(12.4)	(13.7)

Total benefits and expenses	741.9	625.2	533.3	(18.7)	(17.2)

Reportable segment results before income taxes	77.9	73.1	68.4	6.6	6.9
Provision for income taxes	27.3	25.6	23.9	(6.6)	(7.1)

Reportable segment results	$50.6	$47.5	$44.5	6.5%	6.7%

      The following table summarizes key information for Benefit Partners:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Life, Disability and Dental annualized sales	$200	$182	$150	9.9%	21.3%
Reportable segment results:
Life	$17.7	$19.8	$15.3	(10.6)%	29.4%
Disability	28.2	20.6	20.5	36.9	0.5
Dental	5.2	4.1	2.7	26.8	51.9
Other	(0.5)	3.0	6.0	(116.7)	(50.0)

Total	$50.6	$47.5	$44.5	6.5%	6.7%

Loss ratios:
Life	77.5%	74.6%	76.8%
Disability	69.2	70.4	66.1
Dental	75.6	74.6	75.7
Combined	73.7%	73.0%	72.4%

Total expenses as a % of premium income	21.9%	23.2%	23.7%

Average assets	$988	$851	$752	16.1%	13.2%

      The Benefit Partners segment grew in 2003 and 2002. Total revenues increased along with annualized new sales for the core life, disability and dental lines. Sales growth, while competitively strong in 2003, moderated relative to 2002. The reasons for this moderation include the focus by our customers on their medical lines in 2003 with greater tendency to retain existing carriers for their non-medical coverages. Also, in 2003 we tightened certain underwriting rules and strengthened our sales focus on higher margin, smaller case business.

      The increases in policy benefits in 2003 and 2002 were driven by growth in overall business coupled with an increased loss ratio, primarily related to adverse mortality experience in our life business. Accordingly, we made pricing increases to address an isolated segment of our life line of business that was under-performing, and we implemented greater management scrutiny of larger cases, especially renewals of groups with adverse experience. Going forward, we expect these actions to progressively improve our reportable segment results.

      Expenses were as follows:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Commissions	$85.3	$74.7	$63.4	(14.2)%	(17.8)%
General and administrative	75.6	69.6	65.7	(8.6)	(5.9)
Taxes, licenses and fees	19.2	17.9	14.9	(7.3)	(20.1)

Total commissions and expenses incurred	180.1	162.2	144.0	(11.0)	(12.6)
Less commissions and expenses capitalized	(114.4)	(95.7)	(69.9)	19.5	36.9
Amortization of DAC	99.9	80.8	55.5	(23.6)	(45.6)

Total expense	$165.6	$147.3	$129.6	(12.4)%	(13.7)%

      Total expenses increased in 2003 and 2002 in line with overall growth in the business.

      In March 2004, we acquired Canada Life’s group life, disability and dental business. This transaction resulted in a commitment of approximately $200 of capital. This acquisition will enable us to expand our distribution network and further grow this business segment.

      Risks beyond normal competition that may impact this segment include: 1) increased morbidity risk due to a weak economy that may increase disability claim costs; 2) continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; and 3) mortality risks including concentration risks from acts of terrorism not priced for or reinsured. We mitigate these risks by monitoring new and existing claims and industry health care trend reports which serve as indicators of increased employer medical costs, through scrutiny of larger cases, especially renewals of groups with adverse experience, and through intensive review of our concentration risks. One of our non-core products, Exec-U-Care®, which provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produced revenues for this segment of approximately $112 and net income of approximately $2 in 2003. A discontinuation of Exec-U-Care®, while not anticipated, would have a significant impact on segment revenues, but only a limited effect on net income.

Communications

      JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

				Favorable/
				(Unfavorable)

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Communications revenues (net)	$216.7	$210.3	$196.8	3.0%	6.9%
Cost of sales	45.8	44.2	42.4	(3.6)	(4.2)
Operating expenses	79.3	81.4	80.5	2.6	(1.1)

Broadcast cash flow	91.6	84.7	73.9	8.1	14.6
Depreciation and amortization	8.4	8.1	10.9	(3.7)	25.7
Corporate general and administrative expenses	6.4	7.7	3.3	16.9	(133.3)
Net interest expense	2.2	2.9	4.1	24.1	29.3

Operating revenue before income taxes	74.6	66.0	55.6	13.0	18.7
Provision for income taxes	29.2	26.2	22.1	(11.5)	(18.6)

Reportable segment results	$45.4	$39.8	$33.5	14.1%	18.8%

      Communications revenues increased in 2003 due to growth in our Radio operations as we increased market share and due to growth in our Sports operations. Combined revenues for Radio and Television increased 1.4% in 2003 despite lower than expected Radio and Television advertising growth in our markets in 2003 and significant political advertising revenues in 2002 that did not repeat in 2003. Political revenues have the most significant impact on Television. Excluding the impact of political revenues, revenues from Television increased 5.7% in 2003 and 3.3% in 2002. Revenues from Sports operations increased $3.7 in 2003 due to increased demand for our football products, compared to a decrease of $1.4 in 2002.

      Broadcast cash flow, a non-GAAP measure of operating income that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow increased in all businesses in 2003 as a result of the increase in Sports and Radio revenues combined with effective operating expense control in all the businesses, especially Television. The increase in 2002 was attributable to improved profitability at our Radio and Television properties despite weak results in our Sports basketball product.

      Cost of sales represents direct and variable costs, consisting primarily of sales commissions, rights fees and Sports production costs. Operating expenses represent other costs to operate the broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, decreased 1.1% in 2003 and increased 3.1% in 2002. As a percent of communication revenues, these expenses were 64.6%, 67.2% and 69.7% for 2003, 2002 and 2001. The 2003 improvement reflects continued expense discipline while 2002 benefited from the elimination of FCC license and goodwill amortization under SFAS 142. A one-time insurance recovery of $2.2 reduced general and administrative expenses in 2001.

      Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 23.5% and 25.3% of their advertising revenues from the automotive industry in 2003 and 2002. If automobile advertising is significantly curtailed, it could have a negative impact on broadcasting revenues. In 2003, 7.8% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming, and there is a possibility those revenues will be eliminated when the contract is renewed. Radio and television stations require a license from the FCC to operate, with periodic renewal. While management considers failure to renew remote, any station that fails to receive renewal would be forced to cease operations. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards, and other radio and television broadcasters. Technological changes and consolidation in the broadcast industry may increase competition for audiences and advertisers.

Corporate and Other

      The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including other-than-temporarily impaired securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net realized capital gains and losses, which include other-than-temporary impairments of securities, are reported in this segment.

      The following table summarizes results for this segment. Prior year amounts have been restated to conform to the current year presentation for the adoption of FIN 46, under which, as discussed later and in Note 2, we no longer consolidate two affiliated Capital Trusts.

	2003	2002	2001

Earnings on investments	$93.9	$77.2	$103.8
Interest expense on debt and Exchangeable Securities	(33.8)	(35.9)	(53.5)
Operating expenses	(31.2)	(47.9)	(33.8)
Income tax benefit	3.2	11.0	3.7

Total expenses	(61.8)	(72.8)	(83.6)

Reportable segment results	32.1	4.4	20.2
Realized investment (losses) gains, net	(30.9)	(14.9)	43.7

Reportable segment results, including realized (losses) gains	$1.2	$(10.5)	$63.9

      Earnings on investments increased $16.7 in 2003 driven by increases in earnings on equity investments and dividends on equity securities, resumed income on previously defaulted securities and an increase in default charges received from the operating segments. Default charges are received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. These charges are calculated in part as a percentage of invested assets. In response to the recent default environment in the securities market, we increased default charges assessed to the other operating segments in 2003 resulting in default charge income of $31.3 compared to $21.9 and $20.0 for 2002 and 2001. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

      Interest expense on debt and Exchangeable Securities remained flat in 2003 and decreased $17.6, in 2002. The 2002 decline was primarily due to lower interest rates on borrowed money, the maturity of the Exchangeable Securities that were replaced with lower short-term floating rate borrowings in January 2002 and overall lower amounts outstanding. See Note 8 for details of our debt structure and interest costs. Operating expenses declined in 2003 as expenses for 2002 included an accrual for litigation of $23.1. Excluding this accrual for litigation, operating expenses increased $6.4 in 2003 and declined $9.0 in 2002. Operating expenses vary with the level of corporate activities and strategies. Goodwill amortization of $9.5, excluding JPCC, was included in operating expenses in this segment for 2001 but was eliminated in 2002 and 2003 under SFAS 142. The income tax benefit decreased $7.8 in 2003 and increased $7.3 in 2002, in line with the changes in pre-tax income.

      Realized investment gains and losses were as follows:

	2003	2002	2001

Bond gains	$58.0	$31.2	$15.0
Bond losses	(34.0)	(36.9)	(39.3)
Bond impairment charges	(94.8)	(163.1)	(55.4)
Stock gains (net)	13.8	160.4	145.9
Other losses	(4.1)	(8.7)	(1.6)
DAC and VOBA amortization	14.4	(4.9)	0.9

Gross realized (losses) gains	(46.7)	(22.0)	65.5
Less: taxes	15.8	7.1	21.8

Net realized (losses) gains	$(30.9)	$(14.9)	$43.7

      Realized gains and losses reflect several initiatives implemented in 2003 designed to enhance our long-term investment portfolio performance. The increase in market yields provided opportunities for sales of lower yielding bonds with redeployment at higher portfolio rates. This had the added benefit of creating taxable losses that we were able to carry back against previously paid income taxes. Bond impairments declined in 2003 as a result of significant improvement in the corporate credit environment and proactive portfolio management.

      We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC and VOBA amortization on realized gains and losses on investments that back UL-type products. During the third quarter of 2003, we recorded a DAC unlocking of $15.6 due to higher actual credit losses experienced over an economic cycle of several years than what we had assumed in our expected gross profits. Modeling of expected gross profits is discussed further in the DAC and VOBA section that follows.

      The following table summarizes assets assigned to this segment.

			2003 vs.
	2003	2002	2002

Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,206	$929	29.8%
Unrealized gain on fixed interest investments	612	570	7.4
Co-insurance receivables on acquired blocks	980	1,056	(7.2)
Employee benefit plan assets	369	330	11.8
Goodwill arising from insurance acquisitions	270	270	—
Other	312	283	10.2

Total	$3,749	$3,438	9.0%

      Total assets for the Corporate and Other segment increased as a result of improvement in the corporate credit environment, growth of our excess capital levels, and an increase of approximately $88 in unrealized gains on equity securities. We experienced a record level of bond impairments in 2002 due to the deterioration of the bond market as shown in the realized investment gains and losses table above.

      Risks for this segment include investment impairments due to continuing economic weakness or further economic decline, the risk of rising interest rates on our floating rate debt, the ability to replace existing debt agreements with comparable terms, declines in the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from the insurance subsidiaries. These dividends are dependent upon regulatory approval when above certain limits.

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

      Total assets increased $2,077 in 2003 and $1,613 in 2002 due to net policyholder contract deposits, growth in DAC, and unrealized gains on investments, which more than offset dividends, stock repurchases and impairment losses.

      Intangible assets on our balance sheet include DAC, VOBA, goodwill and FCC licenses.

DAC, VOBA and Unearned Revenue

      Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. Significant differences between actual experience and assumptions we use can impact the carrying balance of DAC and VOBA and therefore produce changes that must be reflected in earnings. These changes can be positive or negative.

      Our traditional individual and group insurance products are long-duration contracts. DAC and VOBA related to these products are amortized in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $199.5 or 7.9% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2003, and are generally subject to little volatility.

      We amortize DAC and VOBA on UL-type products and annuity products relative to the future estimated gross profits (EGP) over the life of these products. In calculating the EGP for these products, management must make assumptions regarding the following components: 1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; 2) estimated mortality in excess of fund balances accumulated; 3) expected interest rate spreads between income earned, including default charges paid to the Corporate and Other segment, and amounts credited to policyholder accounts; and 4) estimated costs of policy administration (maintenance). As mentioned earlier, certain UL-type products sold in our Individual Products segment are designed with larger up-front expense charges. Significant portions of these up-front expense charges are deferred as unearned revenue reserves and are amortized into income over time using assumptions similar to those used for DAC and VOBA. The EGP used in our DAC and VOBA calculations include these up-front expense charges net of the deferrals but exclude the related amortization. DAC and VOBA calculations are sensitive to changes in our assumptions regarding EGP components, and any significant change in these assumptions will immediately impact the current DAC and VOBA balances with the change reflected through the income statement. We regularly review the models and the assumptions regarding EGP used in the calculation of amortization expense for these products so that the assumptions reflect management’s current view of future events.

      We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. DAC and VOBA on UL-type products were $1,884.8 or 74.9% of the gross balances at December 31, 2003.

      In addition to these three assumptions all UL-type, VUL and VA products contain an additional assumption that affects the DAC and VOBA amortization. This critical assumption is the rate of growth of the separate account mutual funds that generate additional policy fees utilized in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model’s overall long-term rate of return. We cap the reversion rate of return at 8.25% for one year and 10% for years two through five. The effect of this limitation is to reduce the cumulative effective long-term rate.

      The following table reflects the possible pretax income statement impacts that could occur in a given year if we change our assumptions as illustrated related to UL-type products in the Individual Products segment:

	One-time Effect on
	DAC, VOBA and
	Unearned Revenue
	Amortization

	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change

Estimated mortality improving (degrading) 0.5% per year for 10 years from the current estimate	$41.4	$(41.8)
Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	23.6	(24.2)
Estimated policy lapse rates decreasing (increasing) 25% immediately and then increasing (decreasing) 2.5% per year for 10 years	24.2	(22.9)
Estimated long-term rate of return from VUL assets increasing (decreasing) 1.25% using mean reversion techniques	2.4	(9.3)

      We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $360.5 or 14.3% of the gross balances at December 31, 2003. The following table reflects the possible income statement impacts for our

AIP segment that could occur in a given year if we change our assumptions as illustrated related to annuity products:

	One-time Effect on
	DAC and VOBA
	Amortization

	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change

Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	$9.8	$(10.4)
Estimated policy lapse rates decreasing (increasing) 25% immediately and then increasing (decreasing) 2.5% per year for 10 years	9.8	(9.5)

      We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of EGP’s. Note 6 contains roll forwards of DAC and VOBA including the amounts capitalized, amounts amortized and the effect of the unrealized gains.

Goodwill

      Goodwill was $312 at December 31, 2003 and 2002 and 8.2% and 8.8% as a percentage of shareholders’ equity at these dates. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods of 25 to 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As a result, we regularly review the carrying amounts of these assets for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. If considered impaired, the carrying amounts would be written down to a value determined by using a combination of fair value and discounted cash flows. Absent an indication of impairment, we test goodwill for impairment annually in the month of June. We concluded that there had been no impairments in 2003 or 2002.

Other

      At December 31, 2003 and 2002, we had reinsurance receivables of $845 and $889 and policy loans of $103 and $135 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

      At December 31, 2003 and 2002, the fair values of the assets related to the defined benefit pension plans were $369 and $331. The increase in assets reflects the improvement in the equity markets in which the majority of these assets are invested. The projected benefit obligations at December 31, 2003 and 2002 were $361 and $322 with the majority of the growth due to actuarial losses that arose from a lower discount rate we used in the liability calculations for 2003 due to the declining interest rate environment. Net periodic benefit cost, which includes service cost, interest cost, return on plan assets and net amortization and deferrals of gains and losses, was an expense of $1.0 for 2003 compared to income of $3.0 for 2002. See Note 13 for further details regarding our pension plans.

Capital Resources

      At December 31, 2003, our capital structure consisted of short-term commercial paper, securities sold under repurchase agreements, long-term junior subordinated debentures, and stockholders’ equity. We also have bank credit agreements for unsecured revolving credit, under which we have the option to borrow at various interest rates. The two agreements currently aggregate $525 with half available until May 2004 and half available until May 2007. The credit agreements principally support our issuance of commercial paper.

      Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $654 and $453 at December 31, 2003 and 2002 were 1.13% and 1.44%. The maximum amount outstanding during 2003 and 2002 was $656 and $455.

      Our commercial paper is currently rated by two rating agencies.

Agency	Rating

Fitch	F1+
Standard & Poor’s	A1+

      These are both the highest ratings that the agencies issue and have been affirmed in the past six months. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

      Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. At December 31, 2003 and 2002, repurchase agreements, including accrued interest, were $401 and $499. The securities involved had a fair value and amortized cost of $428 and $406 at December 31, 2003 versus $532 and $493 at December 31, 2002. The maximum principal amounts outstanding were $597 and $636 during 2003 and 2002.

      Under FIN 46 as described in Note 2, effective December 2003, we no longer consolidate two affiliated Capital Trusts that sold preferred Capital Securities in private placements and used the proceeds to purchase junior subordinated debentures from the Company in 1997. The debentures pay interest semi-annually and mature in 2046 or earlier, at our option, beginning in 2007. At December 31, 2003 and 2002, the debentures outstanding were $309. Prior to the adoption of FIN 46 we reported $300 of Capital Securities in the mezzanine equity section of our consolidated balance sheet.

      On January 27, 2004, we issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs) with an initial maturity of February 17, 2005 subject to periodic extension through 2011. The proceeds from the debt issuance were used to finance the Canada Life acquisition and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in our capital structure. We have received confirmation from both Fitch and S&P that the debt issuance will have no impact on our ratings or outlook.

      Stockholders’ equity increased $266 in 2003 compared to $149 in 2002. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased $73 and $196 in those years. The remaining change in stockholders’ equity is due to net income, dividends to stockholders, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 12.5%, 12.3%, and 12.6% at December 31, 2003, 2002 and 2001.

      In 2003 we repurchased 3,578,600 of our common shares at an average cost of $43.15 per share compared to 7,881,300 shares at an average cost of $43.69 in 2002. In February 2004, our board refreshed its share repurchase authorization to 5 million shares.

      Our insurance subsidiaries have statutory surplus and risk based capital levels well above regulatory required levels. These capital levels together with the rating agencies’ assessments of our business strategies have enabled our major life insurance affiliates to attain the following claims paying ratings:

	JP Life	JPFIC	JPLA

A.M. Best	A++	A++	A++
Standard & Poor’s	AAA	AAA	AAA
Fitch Ratings	AA+	AA+	AA+

      The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies and have been recently reaffirmed, while the ratings by Fitch Ratings is that agency’s second highest rating. A significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

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

      Cash provided by operations in 2003, 2002 and 2001 was $537, $403 and $776. The primary drivers for the increase over 2002 were an increase in traditional product premium receipts in our Benefit Partners segment due to growth in that segment, combined with the timing of the processing of Community Banks and BOLI single premiums received in late 2001, pending policy issuance which then occurred in 2002. Those premiums were reported as cash received from operations in 2001 and as a decrease in cash from operations in 2002.

      Net cash used in investing activities was $1,420, $1,599 and $1,425 in 2003, 2002 and 2001. The decrease in AIP sales in 2003 provided less funds for investment purposes. Record sales levels in our Individual Products segment in 2002 increased funds available for investment.

      Net cash provided by financing activities was $888, $1,124 and $762 in 2003, 2002 and 2001, including cash inflows from policyholder contract deposits net of withdrawals of $1,081, $1,404 and $1,321. The fluctuations in net policyholder contract deposits again reflect the lower 2003 AIP sales, increased life sales in 2002, combined with the processing of the premiums received in late 2001. Net borrowings decreased in 2003 as borrowings were used in 2002 to fund investing activities as well as increased stock repurchases in that year.

      In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from subsidiaries by the parent company were $273, $402 and $382 in 2003, 2002 and 2001. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write downs. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

      Cash and cash equivalents were $72, $67 and $139 at December 31, 2003, 2002 and 2001. The decrease in 2002 reflects the year-end 2001 build up of cash used to pay off the MEDS in January 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $753, $424 and $542 at these dates. We consider the majority of these securities to be a source of liquidity to support our strategies.

      Total debt and equity securities available-for-sale at December 31, 2003 and 2002 were $18,462 and $16,874.

Contractual Obligations

      The following table details our contractual obligations at December 31, 2003:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt	$1,364	$1,055	$—	$—	$309
Purchase obligations	377	62	160	48	107

Total	$1,741	$1,117	$160	$48	$416

      Reverse repurchase agreements and external commercial paper represent debt due in less than one year. The junior subordinated debentures mentioned earlier are the debt due in five years or more.

      Purchase obligations consist of JPCC commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $377 as of December 31, 2003, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $257 over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

      Our total policy liabilities also represent contractual obligations, where the timing of payments is unknown because it depends on insurable events or policyholder surrenders. Our asset/liability management process, discussed further in Market Risk Exposures, is designed to appropriately match our invested assets with the actuarially estimated timing of amounts payable to our policyholders.

Off Balance Sheet Arrangements and Commitments

      We have no material off balance sheet arrangements of a financing nature.

      We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of December 31, 2003 approximates $86. These commitments will be funded through cash flows from operations and investment maturities during 2004 and are not included in contractual obligations listed above.

Investments

Portfolio Description

      Our strategy for managing the investment portfolio of our insurance subsidiaries is to consistently meet pricing assumptions while appropriately managing credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities and commercial mortgage loans. The nature and quality of investments that our insurance subsidiaries hold must comply with state regulatory requirements. We have established a formal investment policy, which describes our overall quality and diversification objectives and limits.

      Approximately 80% of our portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section above. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities. The following table shows the carrying values of our invested assets:

	December 31		December 31
	2003		2002

Publicly-issued bonds	$15,823	61.3%	$15,239	62.6%
Privately-placed bonds	4,621	17.9	4,238	17.4

Total bonds	20,444	79.2	19,477	80.0
Redeemable preferred stock	14	—	24	0.1

Total debt securities	20,458	79.2	19,501	80.1
Mortgage loans on real property	3,472	13.4	3,294	13.5
Common stock	754	2.9	407	1.7
Non-redeemable preferred stock	2	—	2	—
Policy loans	869	3.4	909	3.7
Real estate	132	0.5	133	0.6
Other	65	0.3	42	0.1
Cash and equivalents	72	0.3	67	0.3

Total	$25,824	100.0%	$24,355	100.0%

Unrealized Gains and Losses

      The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads.

      The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$247	$21	$—	$268	$268
Federal agency mortgage backed securities (including collateralized mortgage obligations)	2,045	111	(4)	2,152	2,152
Obligations of states and political subdivisions	211	4	(2)	213	213
Corporate obligations	13,582	821	(96)	14,307	14,307
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	721	34	(3)	752	752
Redeemable preferred stock	13	1	—	14	14

Subtotal, debt securities	16,819	992	(105)	17,706	17,706
Non-redeemable preferred stock	2	—	—	2	2
Common stock	302	454	(2)	754	754

Securities available-for-sale	17,123	1,446	(107)	18,462	18,462

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	7	1	—	8	7
Corporate obligations	2,745	186	(21)	2,910	2,745

Debt securities held-to-maturity	2,752	187	(21)	2,918	2,752

Total AFS and HTM securities	$19,875	$1,633	$(128)	$21,380	$21,214

      These unrealized gains and losses do not necessarily represent future gains or losses that will be realized. Changing conditions related to specific bonds, overall market interest rates, credit spreads or equity securities markets as well as general portfolio management decisions might impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2002 were $1,716 and $(290).

      The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Industrials
Basic Materials	$905	$51	$(10)	$946	$941
Capital Goods	1,284	77	(9)	1,352	1,333
Communications	1,086	75	(4)	1,157	1,141
Consumer Cyclical	1,031	68	(9)	1,090	1,076
Consumer Non-Cyclical	2,083	122	(10)	2,195	2,174
Energy	1,197	61	(5)	1,253	1,248
Technology	310	8	(2)	316	316
Transportation	744	61	(17)	788	779
Other Industrials	885	46	(3)	928	924
Utilities	3,585	224	(27)	3,782	3,743
Financials
Banks	1,902	142	(11)	2,033	2,011
Insurance	522	23	(3)	542	539
Other Financials	1,271	76	(9)	1,338	1,329
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	2,766	145	(7)	2,904	2,904

Total	$19,571	$1,179	$(126)	$20,624	$20,458

Credit Risk Management

      Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At December 31, 2003, the average quality rating of our bond portfolio was “A”. We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating:

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value

1	AAA	$3,404	$3,569	$3,565	17.4%
1	AA	1,740	1,855	1,842	9.0
1	A	5,997	6,360	6,285	30.7
2	BBB	6,977	7,389	7,310	35.7
3	BB	741	752	756	3.7
4	B	508	507	508	2.5
5	CCC and lower	164	155	155	0.8
6	In or near default	40	37	37	0.2

	Total	$19,571	$20,624	$20,458	100.0%

      Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of December 31, 2003. As noted

above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value

HSBC Holdings PLC	Financial Institutions	$87
US Bancorp	Financial Institutions	87
National Rural Utilities	Utilities	87
Goldman Sachs Group	Financial Institutions	87
Piedmont Natural Gas	Utilities	86
Weingarten Realty Investors	Financial Institutions	86
Verizon Communications	Communications	86
Scana	Utilities	85
JP Morgan Chase	Financial Institutions	84
Wells Fargo	Financial Institutions	84

      We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

      The following table shows the ten largest below investment grade debt security exposures by individual issuer at December 31, 2003. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the fair value of the securities and their carrying values.

				Gross
		Amortized		Unrealized
Creditor	Sector	Cost	Carrying Value	Gain/(Loss)

El Paso	Utilities	$61	$60	$(1)
Rite Aid	Consumer Cyclical	48	44	(4)
Ahold, Royal	Consumer Noncyclical	41	43	2
Discovery Communications	Communications	40	40	2
Thomas & Betts Company	Technology	36	37	1
Intertape Polymer Group	Capital Goods	35	33	(2)
Williams Companies	Utilities	27	28	2
Homer City Funding LLC	Utilities	25	27	2
Qwest Communications	Communications	24	25	1
Delta Airlines	Transportation	29	25	(5)

      At December 31, 2003 and 2002, below investment grade bonds were $1,452 or 7.1% and $1,287 or 6.6% of the carrying value of the bond portfolio, reflecting increases in market prices of below investment grade bonds that occurred in 2003.

      As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

Impairment Review

      In identifying “potentially distressed securities” we first screen for all securities that have a fair value to amortized cost ratio of less than 80%. However, as part of this identification process, management must make assumptions and judgments using the following information:

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

      When this intensive review determines that the decline is other than temporary based on management’s judgment, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for both AFS and HTM securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

      We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

      The following table shows the maturity date distribution of our debt securities in an unrealized loss position at December 31, 2003. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized	Fair	Unrealized	Carrying
	Cost	Value	Losses	Value

Due in one year or less	$31	$26	$(5)	$26
Due after one year through five years	448	435	(13)	438
Due after five years through ten years	1,767	1,728	(39)	1,736
Due after ten years through twenty years	1,064	1,013	(52)	1,022
Due after twenty years	397	383	(13)	384
Amounts not due at a single maturity date	81	77	(4)	77

Subtotal	3,788	3,662	(126)	3,683
Redeemable preferred stocks	4	4	—	4

Total	$3,792	$3,666	$(126)	$3,687

      The following table shows the credit quality of our debt securities with unrealized losses at December 31, 2003:

						% of
				% of	Gross	Gross
SVO	S&P or Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Value	Losses	Losses	Value

1	AAA/AA/A	$1,823	$1,784	48.7%	$(39)	30.9%	$1,787
2	BBB	1,318	1,280	34.9	(38)	30.2	1,288
3	BB	265	247	6.7	(18)	14.3	255
4	B	242	224	6.1	(18)	14.3	226
5	CCC and lower	119	109	3.0	(10)	7.9	109
6	In or near default	25	22	0.6	(3)	2.4	22

	Total	$3,792	$3,666	100.0%	$(126)	100.0%	$3,687

      No individual creditor has an unrealized loss of $10 or greater at December 31, 2003.

      The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position:

			% of
		Gross	Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$622	$(51)	40.5%	$629
6 months – 1 year	558	(32)	25.4	564
Less than 6 months	2,486	(43)	34.1	2,494

Total	$3,666	$(126)	100.0%	$3,687

      Of the $126 gross unrealized losses on debt securities at December 31, 2003, approximately $8 was included in our potentially distressed securities list mentioned above. Of this amount, $5 had been continuously included in our potentially distressed securities list for more than twelve months.

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

Realized Losses — Write Downs and Sales

      Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

      In 2003 we had other-than-temporary impairments on bonds of $95 as compared to $163 for 2002. The individual impairments in excess of $10, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

      2003

•	$16.6 write down on debt of Dairy Holdings (a subsidiary of Parmalat). This issuer defaulted on this security and subsequently filed for bankruptcy protection. This is the only exposure we had to Parmalat. This security was sold for its written down value in 2003. This had no impact on other holdings in our portfolio.

•	$16.6 write down related to airline equipment trusts that were secured by passenger aircraft. Given the overall softness in the U.S. passenger airline industry, these securities became other than temporarily impaired. We sold these bonds at their book value after this write down. We have been actively managing all of our exposures to the passenger airline industry, although this had no impact on other holdings in our portfolio.

•	$15.0 write down of US Generating. This was an investment in a project finance security in the power generating industry. The lessee of this facility filed bankruptcy and rejected this lease. As a result, the investment became other than temporarily impaired. This had no impact on other holdings in our portfolio.

•	$11.0 write down on preferred stock of a financial marketing firm. The circumstances surrounding this other than temporary impairment do not impact any other securities in our portfolio.

      2002

•	$19.8 write down of manufactured housing debt that was secured by long term mortgages on mobile homes and a corporate guarantee from the manufacturer and underwriter of the underlying collateral. The manufacturer filed for Chapter 11 bankruptcy protection rendering the corporate guarantee essentially worthless. In addition, we concluded that projected cash flows of the underlying collateral may be insufficient based on third-party valuations. This had no impact on other holdings in our portfolio.

•	$19.8 write down of manufactured housing debt that was secured by long term mortgages on mobile homes and a corporate guarantee from the manufacturer and underwriter of the underlying collateral. The manufacturer filed for Chapter 11 bankruptcy protection, which left us unable to collect under the corporate guarantee. Again, we concluded that projected cash flows of the underlying collateral may be insufficient based on third-party valuations. This had no impact on other holdings in our portfolio.

•	$19.6 write down on debt of WorldCom, Inc., which filed for bankruptcy in July. This issuer had specific problems with accounting restatements and potentially questionable business practices. The entire telecommunications sector has been under pressure due to overcapacity. We then sold these securities in 2002. We specifically looked at other creditors in this sector including several on our potentially distressed security list and determined that at this point, the unrealized losses on securities we hold of other material creditors are temporary.

•	$16.5 write down related to United Airlines equipment trust certificates. This airline filed for Chapter 11 bankruptcy protection. This had no impact on other holdings in our portfolio.

•	$11.6 write down on debt of NRG Energy that defaulted due to liquidity issues brought upon by rapid ratings downgrades. We then sold these securities in 2002. The bulk of our holdings in the utilities sector are regulated utility bonds. However, we did review our exposure to unregulated companies, whose bonds are typically lower rated and display greater risk profile than regulated companies. In this review we did not identify any other write downs.

      In 2003, we incurred losses of $34 on sales of securities. There were no individually material losses on sales of securities in 2003. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

Mortgage Backed Securities

      Mortgage backed securities (including Commercial Mortgage Backed Securities) at December 31, 2003 and 2002, all of which are included in debt securities available-for-sale, were as follows:

	2003	2002

Federal agency issued mortgage backed securities	$2,152	$3,449
Corporate private-labeled mortgage backed securities	752	1,938

Total	$2,904	$5,387

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

      Because of the decline in interest rates during 2002 and early 2003, the mortgage market experienced record levels of refinancings and the structural protection of our MBS portfolio eroded. We experienced MBS prepayments totaling $2,656 or 64.1% and $1,277 or 22.8% of the average carrying value of the MBS portfolio in 2003 and 2002. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income in 2003 by $49.8 compared to $28.0 in 2002, on a pre-tax basis. Prepayments were not material in 2001. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. As shown above, our MBS portfolio declined substantially in 2003, and we reinvested most of the proceeds in investment grade corporate bonds.

Mortgage Loans

      We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. See Note 4 for more detail regarding the composition and concentration of our mortgage loan portfolio.

Derivative Instruments

      Our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through December 31, 2003 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $348 and $278 were open as of December 31, 2003 and 2002. During 2002, we began using interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. We also purchase S&P 500 Index® options in conjunction with our sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in force.

Market Risk Exposures

      Since our assets and liabilities are largely monetary in nature, our financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks. During 2003, 10 year U.S. Treasury rates increased 44 basis points from 3.81% to 4.25%.

      In a falling interest rate environment, the risk of prepayment on some fixed income securities increases and funds prepaid are then reinvested at lower yields. We limit this risk by concentrating the fixed income portfolio mainly on non-callable securities, by selecting MBS’s that are structured to minimize cash flow volatility and by purchasing securities that provide for “make-whole” type prepayment fees. Falling interest rates can also impact demand for our products, as bank certificates of deposit with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for us to sustain spreads between rates we credit on interest-sensitive products and our portfolio earnings rates, thereby prompting withdrawals by policyholders. We manage these risks by adjusting our interest crediting rates with due regard to the yield of our investment portfolio, minimum rate guarantees and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

      As is typical in the industry, our life and annuity products contain minimum rate guarantees regarding interest we credit. For interest sensitive life products, our minimum rates range from 3.0% to 9.0%, with an approximate weighted average of 4.2%. For annuity products, our minimum rates range from 1.5% to 6.0%, with an approximate weighted average of 3.3%.

      We employ various methodologies to manage our exposure to interest rate risks. Our asset/liability management process focuses primarily on the management of interest rate risk of our insurance operations. We monitor the duration of insurance liabilities compared to the duration of assets backing the insurance lines, measuring the optionality of cash flows. Our goal in this analysis is to prudently balance profitability and risk for each insurance product category, and for us as a whole. At December 31, 2003 and 2002, 89% of policy liabilities related to interest-sensitive portfolios.

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

      We have derived the estimated incremental loss amounts below by modeling estimated cash flows of our market risk sensitive instruments and insurance portfolios. Incremental income or loss is net of taxes at 35%. The model also assumes that all floating rate debt, including reverse repurchase agreements, is replaced with similar instruments. Estimated cash flows produced in the model assume reinvestments representative of our current investment strategy, and calls/prepayments include scheduled maturities as well as those expected to occur when borrowers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios consider the relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact on amortization of DAC and VOBA. The model is based on our existing business in force as of December 31, 2003 and does not consider new sales of life and annuity products or the potential impact of interest rate fluctuations on sales.

      The following table shows our estimate of the impact that various hypothetical interest rate scenarios would have on our earnings for a single year, based on the assumptions in our model. We believe that, based upon historically low current interest rates, a symmetrical change in interest rates is not reasonably possible. Our model shows the effect on income with an increase of up to 300 basis points and a decrease of 100 basis points. We believe that the 300 basis point increase or 100 basis point decrease, graded pro-rata over four quarters, reflects reasonably possible near term changes in interest rates as of December 31, 2003. The incremental loss for a year derives primarily from differences in the yield curves and in the sensitivities they introduce to our model.

      These estimated impacts are incremental to potential earnings impacts from trends and/or environmental factors already in existence, such as an expected reduction in the level of prepayments on mortgage backed securities. The model assumes that changes in our crediting rates will occur correspondingly with increases or declines in investment yields, subject to the impact of minimum rate guarantees. As discussed previously, as of year end our crediting rates on blocks of business that are on an annual reset basis were approximately 49 basis points and 39 basis points on average in excess of minimum guaranteed rates for Individual Products and AIP.

      The table reflects the effect of the interest rate scenarios on one year’s reportable segment results. A spike in interest rates of 300 basis points that lasts for three years would produce a significantly larger estimated loss in the second and third years, as policyholders would potentially seek more attractive rates elsewhere. Correspond-

ingly, a 100 basis point decrease would cause a significantly larger estimated loss in the second and third years, as minimum rate guarantees would prohibit us from lowering credited rates on most products.

Estimated Incremental
Change in Interest Rate	Single Year Loss

+ 300 basis points	$(7)
+ 200 basis points	(5)
+ 100 basis points	(3)
- 100 basis points	(2)

      Generally, an increase in interest rates will benefit our earnings in the insurance portfolio, yet increase our interest expense on floating rate debt. Conversely, a decrease in interest rates will decrease earnings from the insurance portfolio as minimum rate guarantees have more of an effect and/or competitive conditions would not permit us to reduce crediting rates, while we would benefit from the decline in interest expense on our floating rate debt.

      The incremental income or loss for shifts in excess of those shown or that occur more quickly than quarterly grading does not have a linear relationship to the values shown above. The incremental loss resulting from a higher change in interest rates would be proportionally greater due to the optionality of our interest-sensitive assets and liabilities. Similarly, the incremental loss resulting from a greater decrease in interest rates would be proportionally greater due to the effect of minimum rate guarantees in our interest-sensitive liabilities. A significant change in the slope of the yield curve could also affect our results. For example, competing products such as bank CDs could become relatively more attractive than our longer duration annuities under an inverted yield curve, resulting in higher policyholder withdrawals. An anticipated increase in interest rates could also suggest that we would term out more of our floating rate debt, which the model does not take into consideration.

      We are exposed to equity price risk on our equity securities (other than trading). We hold common stock with a fair value of $754; approximately $411 is in a single issuer, Bank of America Corporation (BankAmerica). We believe that a hypothetical 20% decline in the equity market is possible. If the market value of the S&P 500 Index®, and of BankAmerica common stock specifically, decreased 20%, the fair value of our common stock as of December 31, 2003 would change as follows:

Hypothetical Change in
Fair Value from 20%
Market Decline

BankAmerica common stock	$(82)
Other equity securities	(69)

Total change in fair values	$(151)

      Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated, but may be subject to changes in fair values which are reflected in equity. Note 17 presents additional disclosures concerning fair values of financial assets and financial liabilities.

External Trends and Forward Looking Information

      We operate within the United States financial services and broadcasting markets, which are both subject to general economic conditions. Interest rates on longer maturity debt instruments continued to drop dramatically in 2002 and early 2003. Additional changes in rates may affect our businesses in many ways as discussed earlier in the Market Risk Exposure section. As noted in the Investment section, the prolonged decline in general economic conditions has increased our credit risk. A prolonged period of further declining or even level interest rates in their current position would have an impact on our Individual and AIP segments. Investments purchased for those segments yielding rates lower than our current portfolio rates will lower our overall portfolio earned rates. In the Individual and AIP segments, there are minimum crediting rates on policyholder accounts inherent in the insurance portfolio due to both product guarantees and various state requirements. Our inability to reduce crediting rates in response to the declines in earned rates would result in a significant negative impact on future earnings. Furthermore, a continued general economic weakness would cause deterioration in our balance sheet and our overall future profitability.

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

      Demographic changes include the aging of the baby boomers, reaching their high earning years at a time when investment yields from fixed rate products are at historically low points. This challenge has been met by the insurance industry by offering various types of fixed and variable products aimed at this population. The industry’s overall individual life insurance sales in the U.S. were flat in 2003 and, until late in the year, reflected a trend towards those financial products with a fixed rate given the volatility in the equity markets.

Regulatory and Legal Environment

      The U.S. insurance industry has experienced mergers, acquisitions, consolidations, sales of business lines and marketing arrangements with other financial services providers. These activities have been driven by a need to reduce costs of distribution and to increase economies of scale in the face of growing competition from larger insurers, banks, securities brokers, mutual funds and other non-traditional competitors. We expect further strategic alignments in the financial services industry given changing demographics, technological advances, and customer expectations for one-stop shopping. We continue to analyze our options within this environment for increasing distribution, adding products and technology and improving economies of scale.

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

      Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition.

These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the duration and rate of the current economic recovery), the impact on the economy from further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; any failure to successfully complete the integration of our recently completed group acquisition; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including the recent or future changes to general tax rates, dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier in this management’s discussion and analysis.

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

Item 8.	Financial Statements and Supplementary Data

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In Millions Except Share Information)
Revenues, excluding realized investment (losses) gains	$887	$897	$911	$925
Realized investment (losses) gains	(19)	20	(5)	(43)

Revenues	868	917	906	882
Benefits and expenses	701	703	718	713
Provision for income taxes	58	74	62	52

Net income available to common stockholders	$109	$140	$126	$117

Per share of common stock	$0.76	$0.99	$0.89	$0.82

Per share of common stock — assuming dilution	$0.76	$0.98	$0.88	$0.82

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In Millions Except Share Information)
Revenues, excluding realized investment gains (losses)	$838	$857	$857	$876
Realized investment gains (losses)	34	4	4	(64)

Revenues	872	861	861	812
Benefits and expenses	660	669	680	712
Provision for income taxes	72	67	62	34

Net income available to common stockholders	$140	$125	$119	$66

Per share of common stock	$0.93	$0.84	$0.82	$0.46

Per share of common stock — assuming dilution	$0.92	$0.83	$0.81	$0.46

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Jefferson-Pilot Corporation

      We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

Greensboro, North Carolina

February 2, 2004

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $16,819 and $15,591)	$17,706	$16,465
Debt securities held to maturity, at amortized cost (fair value $2,918 and $3,225)	2,752	3,036
Equity securities available for sale, at fair value (cost $304 and $46)	756	409
Mortgage loans on real estate	3,472	3,294
Policy loans	869	909
Real estate	132	133
Other investments	65	42

Total investments	25,752	24,288
Cash and cash equivalents	72	67
Accrued investment income	326	302
Due from reinsurers	1,340	1,375
Deferred policy acquisition costs and value of business acquired	2,230	2,027
Goodwill	312	312
Assets held in separate accounts	2,166	1,785
Other assets	498	463

Total assets	$32,696	$30,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$2,674	$2,592
Policyholder contract deposits	20,642	19,545
Dividend accumulations and other policyholder funds on deposit	251	248
Policy and contract claims	165	161
Other	638	586

Total policy liabilities	24,370	23,132
Commercial paper and revolving credit borrowings	654	453
Securities sold under repurchase agreements	401	499
Junior subordinated debentures	309	309
Currently (recoverable) payable income taxes	(72)	46
Deferred income tax liabilities	543	385
Liabilities related to separate accounts	2,166	1,785
Accounts payable, accruals and other liabilities	519	470

Total liabilities	28,890	27,079

Commitments and contingent liabilities
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2003 — 140,610,540 shares; 2002 — 142,798,768 shares	176	180
Retained earnings	2,947	2,750
Accumulated other comprehensive income	683	610

	3,806	3,540

Total liabilities and stockholders’ equity	$32,696	$30,619

See Notes To Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(Dollar Amounts in
	Millions Except
	Share Information)
Revenue:
Premiums and other considerations	$951	$841	$770
Universal life and investment product charges	691	638	616
Net investment income	1,657	1,634	1,563
Realized investment (losses) gains	(47)	(22)	66
Communications sales	216	210	196
Other	105	105	111

Total revenue	3,573	3,406	3,322

Benefits and Expenses:
Insurance and annuity benefits	2,005	1,914	1,758
Insurance commissions, net of deferrals	108	115	132
General and administrative expenses, net of deferrals	149	167	171
Insurance taxes, licenses and fees	73	78	71
Amortization of policy acquisition costs and value of business acquired	341	286	237
Interest expense	34	36	55
Communications operations	125	125	123

Total benefits and expenses	2,835	2,721	2,547

Income before income taxes	738	685	775
Income taxes	246	235	263

Net income before cumulative effect of change in accounting principle	492	450	512
Cumulative effect of change in accounting for derivative instruments, net of income taxes	—	—	1

Net income available to common stockholders	$492	$450	$513

Earnings Per Share:
Net income available to common stockholders before cumulative effect of change in accounting principle, net of income taxes	$3.47	$3.07	$3.37
Cumulative effect of change in accounting for derivative instruments, net of income taxes	—	—	0.01

Net income per share available to common stockholders	$3.47	$3.07	$3.38

Net income per share available to common stockholders — assuming dilution	$3.44	$3.04	$3.34

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other	Total
	and		Comprehensive	Stockholders’
	Paid in Capital	Retained Earnings	Income	Equity

	(Dollar Amounts in Millions Except Share Information)
Balance, January 1, 2001	$131	$2,683	$345	$3,159
Net income	—	513	—	513
Change in fair value of derivative financial instruments, net of income taxes	—	—	4	4
Unrealized gain on available for sale securities, net of income taxes	—	—	65	65

Comprehensive income				582
Common dividends $1.07 per share	—	(166)	—	(166)
Common stock issued	4	—	—	4
Common stock reacquired	(11)	(177)	—	(188)
Three-for-two common stock split	64	(64)	—	—

Balance, December 31, 2001	188	2,789	414	3,391
Net income	—	450	—	450
Change in fair value of derivative financial instruments, net of income taxes	—	—	9	9
Unrealized gain on available for sale securities, net of income taxes	—	—	187	187

Comprehensive income				646
Common dividends $1.18 per share	—	(175)	—	(175)
Common stock issued	22	—	—	22
Common stock reacquired	(30)	(314)	—	(344)

Balance, December 31, 2002	180	2,750	610	3,540
Net income	—	492	—	492
Change in fair value of derivative financial instruments, net of income taxes	—	—	(5)	(5)
Unrealized gain on available for sale securities, net of income taxes	—	—	78	78

Comprehensive income				565
Common dividends $1.29 per share	—	(187)	—	(187)
Common stock issued	43	—	—	43
Common stock reacquired	(47)	(108)	—	(155)

Balance, December 31, 2003	$176	$2,947	$683	$3,806

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollar Amounts in Millions)
Cash Flows from Operating Activities
Net income	$492	$450	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities other than deposits	121	103	79
Credits to policyholder accounts, net	96	165	172
Deferral of policy acquisition costs, net of amortization	(221)	(277)	(215)
Change in receivables and asset accruals	(40)	15	(12)
Change in payables and expense accruals	55	(127)	234
Realized investment losses (gains)	47	22	(66)
Depreciation and amortization	(33)	(23)	19
Amortization of value of business acquired, net	52	77	56
Other	(32)	(2)	(4)

Net cash provided by operating activities	537	403	776

Cash Flows from Investing Activities
Securities available for sale:
Sales	1,370	719	421
Maturities, calls and redemptions	3,392	1,848	1,035
Purchases	(6,242)	(4,214)	(2,303)
Securities held to maturity:
Sales	31	86	21
Maturities, calls and redemptions	527	425	405
Purchases	(299)	(227)	(658)
Repayments of mortgage loans	205	188	156
Mortgage loans originated	(382)	(394)	(477)
Increase (decrease) in policy loans, net	7	2	(19)
Other investing activities, net	(29)	(32)	(6)

Net cash used in investing activities	(1,420)	(1,599)	(1,425)

Cash Flows from Financing Activities
Policyholder contract deposits	2,525	2,867	2,918
Withdrawals of policyholder contract deposits	(1,444)	(1,463)	(1,597)
Borrowings under short-term credit facilities	5,178	3,643	3,830
Repayments under short-term credit facilities	(4,977)	(3,487)	(3,937)
Net (payments) proceeds from securities sold under repurchase agreements	(98)	208	(105)
Cash dividends paid	(184)	(173)	(162)
Common stock transactions, net	(112)	(321)	(184)
Other financing activities, net	—	(150)	(1)

Net cash provided by financing activities	888	1,124	762

Net increase (decrease) in cash and cash equivalents	5	(72)	113
Cash and cash equivalents, beginning	67	139	26

Cash and cash equivalents, ending	$72	$67	$139

Supplemental Cash Flow Information
Income taxes paid	$236	$222	$258

Interest paid	$37	$45	$72

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except share information)
December 31, 2003

NOTE 1.	NATURE OF OPERATIONS

Nature of Operations

      Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the life insurance and broadcasting industries. Life insurance, annuities, disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company’s principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA), collectively referred to as JP Financial. Broadcasting operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 11.

      Certain amounts in prior years have been reclassified to conform with the current year presentation.

Principles of Consolidation

      The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has three immaterial investments in which it owns less than 50% but greater than 20%. The Company does not exercise control over any of these entities and therefore, does not consolidate these entities. The Company accounts for these investments on the equity method. Neither the carrying value on the balance sheet nor the equity in earnings on the income statement related to these investments is material. In accordance with the provisions of Financial Accounting Standards Board issued Interpretation No. 46®, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the Interpretation), the Company deconsolidated two variable interest entities, as defined in the Interpretation, that had previously been consolidated. See New Accounting Pronouncements for further discussion.

Use of Estimates

      The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, policy liabilities, and the potential effects of resolving litigated matters.

Cash and Cash Equivalents

      The Company includes with cash and cash equivalents its holdings of highly liquid investments that mature within three months of the date of acquisition.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered to be other than temporary are recognized in realized gains and losses. See Note 4 for further discussion of the Company’s policies regarding identification of other than temporary impairments. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

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

Real Estate and Other Investments

      Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value minus estimated costs to sell. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives generally ranging from 30 to 40 years. Accumulated depreciation was $55 and $51 at December 31, 2003 and 2002. Other investments are stated at equity, fair value or the lower of cost or market, as appropriate.

Property and Equipment

      Property and equipment, which is included in other assets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives, generally 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $204 and $180 at December 31, 2003 and 2002.

Deferred Policy Acquisition Costs and Value of Business Acquired

      Costs related to obtaining new and renewal business, including commissions and group sales representative incentive compensation, certain costs of underwriting and issuing policies, certain agency office expenses, and first year bonus interest or day one premium bonuses on annuities, all of which vary with and are primarily related to the production of new and renewal business, have been deferred.

      Our traditional individual and group insurance products are long-duration contracts. Deferred policy acquisition costs related to these products are amortized over the expected premium paying periods using the same assumptions for anticipated premium revenue that are used to compute liabilities for future policy benefits. For fixed universal life and annuity products, these costs are amortized at a constant rate based on the present value of the estimated future gross profits to be realized over the terms of the contracts.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Deferred policy acquisition costs and the value of business acquired for variable life and annuity products are amortized utilizing mean reversion techniques. In calculating the estimated gross profits for these products the Company utilizes a long-term total net return on assets of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is utilized to maintain the model’s overall long-term rate of return. The Company caps the reversion rate of return at 8.25% for one year and 10% for years two through five. Mean reversion techniques result in the application of reasonable yield assumptions to trend the long-term rate of return back to the assumed rate over a period of time following a historical deviation from the assumed long-term rate.

      The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of non-credit related realized gains and losses, credit related gains, and the effects of unrealized gains and losses on debt securities classified as available for sale. Deferred policy acquisition costs and value of business acquired are not adjusted for the effect of credit related losses, rather as a part of the investment income allocation process a charge, referred to as a default charge, is made against the investment income allocated to the Individual Products, Annuity and Investment Products, and Benefit Partner segments. The default charge is based upon the credit quality of the assets supporting each segment and is meant to replicate the expected credit losses that will emerge over an economic cycle. Through this mechanism, the Individual Products, Annuity and Investment Products, and Benefit Partner segments pay a relatively level charge to the corporate segment and in return are reimbursed when credit related losses actually occur. See Note 6 for further discussion.

      Both deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed the expected recoverable amounts. No impairment adjustments have been reflected in the results of operations for the years presented.

Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods of 25 to 40 years. Accumulated amortization was $41 at December 31, 2003 and 2002. Under SFAS 142, carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows.

Separate Accounts

      Separate account assets and liabilities represent funds segregated for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the consolidated statements of income. Fees charged on policyholders’ deposits are included in other considerations.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Revenue

      Premiums on traditional life insurance products are reported as revenue when received unless received in advance of the due date.

      Premiums on accident and health, disability and dental insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired coverage terms.

      Revenue from universal life-type and annuity products includes charges for the cost of insurance, initiation and administration of the policy and surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment that relates to services to be provided in future years is deferred as unearned revenue and is recognized as income over the period during which services are provided. The net of amounts deferred and amounts recognized is reflected in universal life and investment product charges in the consolidated statements of income.

      Concession income of the broker/ dealer subsidiaries is recorded as earned and is presented in other revenue.

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

Recognition of Benefits and Expenses

      Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, accident and health, disability and dental insurance products are recognized when incurred in a manner designed to match them with related premiums and to spread income recognition over expected policy lives. For universal life-type and annuity products, benefits include interest credited to policyholders’ accounts, which is recognized as it accrues.

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

Policy and Contract Claims

      The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported, which is based on historical experience,

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for claims and the associated claims adjustment expenses incurred through the balance sheet date.

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

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$492	$450	$513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6	11	11

Pro forma net income available to common stockholders	$486	$439	$502

Earnings per share available to common stockholders, as reported	$3.47	$3.07	$3.38
Pro forma earnings per share available to common stockholders	$3.42	$2.99	$3.30
Earnings per share available to common stockholders — assuming dilution, as reported	$3.44	$3.04	$3.34
Pro forma earnings per share available to common stockholders — assuming dilution	$3.40	$2.96	$3.27

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

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill nor certain other intangible assets (primarily Federal Communication Commission Licenses), but rather tests these intangible assets for impairment at least on an annual basis. During 2001, the Company recognized $13 of amortization expense related to these assets. The Company did not recognize any impairment losses upon adoption of SFAS 142. Further, the Company completed its annual test of impairment in the second quarter of 2003 and concluded that there had been no impairments. No subsequent events have occurred that would have led to impairment of goodwill and other intangibles.

      Following is a reconciliation of reported earnings to adjusted earnings as if SFAS 142 had been in effect for all periods presented. In connection with the implementation of SFAS 142, the Company did not change the life on any intangible that was subject to amortization:

	For the Year Ended
	December 31,

	2003	2002	2001

Reported net income available to common stockholders	$492	$450	$513
Add back: Goodwill amortization	—	—	11
Add back: FCC Licenses amortization	—	—	2

Adjusted net income available to common stockholders	$492	$450	$526

Basic Earnings Per Share of Common Stock:
Reported net income available to common stockholders	$3.47	$3.07	$3.38
Add back: Goodwill amortization	—	—	0.07
Add back: FCC Licenses amortization	—	—	0.01

Adjusted net income available to common stockholders	$3.47	$3.07	$3.46

Earnings Per Share of Common Stock — Assuming Dilution:
Reported net income available to common stockholders	$3.44	$3.04	$3.34
Add back: Goodwill amortization	—	—	0.07
Add back: FCC Licenses amortization	—	—	0.01

Adjusted net income available to common stockholders	$3.44	$3.04	$3.42

      The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). Under FIN 46, an enterprise consolidates a variable interest entity (VIE), as defined, if the enterprise absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority voting interest in the entity. In accordance with FIN 46, effective December 31, 2003, the Company deconsolidated Jefferson Pilot Capital Trust A and Jefferson Pilot Capital Trust B (the Trusts), VIEs that issued $300 of redeemable preferred securities in private placement transaction in 1997. All periods presented have been restated accordingly. The redeemable preferred securities were previously presented in the Company’s financial statements as Capital Securities in the consolidated balance sheets. Dividends on the Capital Securities were presented in the consolidated statements of income as a deduction to arrive at net income available to common stockholders, and as a financing outflow on the consolidated statements of cash flows. As a result of the deconsolidation of the Trusts, the consolidated balance sheets now reflect junior subordinated debentures purchased from the Company by the Trusts in 1997, which had previously been eliminated in consolidation. Interest expense on the junior subordinated debentures is presented as interest expense in the consolidated statements of income and is presented as an operating cash outflow on the consolidated statements of cash flow.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not impact the Company’s financial position or results of operations.

      In April 2003, the FASB’s Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposure that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments” (“DIG B36”), which is effective October 1, 2003. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. The Company has no coinsurance agreement subject to DIG B36 due to the grandfathering provisions contained therein.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (the Statement). The Statement requires the classification of certain financial instruments as either a liability or equity, depending on the characteristics of the instrument. Because of the deconsolidation of Capital Trusts A and B described above, SFAS 150 had no impact on the Company.

      In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and will be adopted through an adjustment for the cumulative effect of a change in accounting principle. Implementation guidance pertaining to the SOP is still evolving. As a result, we are unable to estimate the impact of adoption at this time. We do not expect the cumulative effect adjustment to be material to our financial position, but it may be material to our results of operations for 2004. Ongoing application of the SOP may significantly impact earnings emergence in 2004 and beyond, lowering earnings in earlier years and increasing earnings in later years, for certain blocks of individual life insurance.

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not require change in the measurement or recognition of those plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. See Note 13 for the related disclosure.

NOTE 3.     INCOME PER SHARE OF COMMON STOCK

      The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle. On February 12, 2001, the Board authorized a three-for-two stock split which was effected as a 50%

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock dividend distributed on April 9, 2001 to shareholders of record as of March 19, 2001 (see Note 9). All share and per share amounts have been restated to give retroactive effect to the stock split:

	Year Ended December 31,

	2003	2002	2001

Numerator:
Numerator for net income per share and net income per share — assuming dilution — Net income available to common stockholders, before cumulative effect of change in accounting principle	$492	$450	$512

Denominator:
Denominator for net income per share — weighted-average shares outstanding	141,795,065	146,846,698	151,914,983
Effect of dilutive securities:
Employee, director, and agent stock options	1,072,150	1,375,644	1,496,187

Denominator for net income per share — assuming dilution — adjusted weighted-average shares outstanding	142,867,215	148,222,342	153,411,170

Net income per share, before cumulative effect of change in accounting principle	$3.47	$3.07	$3.37

Net income per share — assuming dilution, before cumulative effect of change in accounting principle	$3.44	$3.04	$3.33

NOTE 4.	INVESTMENTS

Summary Cost and Fair Value Information

      Aggregate cost or amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

	December 31, 2003

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available for sale carried at fair value
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$247	$21	$—	$268
Federal agency issued mortgage backed securities (including collateralized mortgage obligations)	2,045	111	(4)	2,152
Obligations of states and political subdivisions	211	4	(2)	213
Corporate obligations	13,582	821	(96)	14,307
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	721	34	(3)	752
Redeemable preferred stocks	13	1	—	14

Subtotal, debt securities	16,819	992	(105)	17,706
Equity securities	304	454	(2)	756

Securities available for sale	$17,123	$1,446	$(107)	$18,462

Held to maturity carried at amortized cost
Obligations of state and political subdivisions	$7	$1	$—	$8
Corporate obligations	2,745	186	(21)	2,910

Debt securities held to maturity	$2,752	$187	$(21)	$2,918

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available for sale carried at fair value
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$340	$27	$—	$367
Federal agency issued mortgage backed securities (including collateralized mortgage obligations)	3,225	224	—	3,449
Obligations of states and political subdivisions	79	5	—	84
Corporate obligations	10,094	746	(237)	10,603
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	1,829	113	(4)	1,938
Redeemable preferred stocks	24	1	(1)	24

Subtotal, debt securities	15,591	1,116	(242)	16,465
Equity securities	46	366	(3)	409

Securities available for sale	$15,637	$1,482	$(245)	$16,874

Held to maturity carried at amortized cost
Obligations of state and political subdivisions	$11	$1	$—	$12
Corporate obligations	3,025	233	(45)	3,213

Debt securities held to maturity	$3,036	$234	$(45)	$3,225

Contractual Maturities

      Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2003, according to contractual maturity date, are as indicated below. Actual future maturities may differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$361	$367	$211	$215
Due after one year through five years	3,420	3,648	908	969
Due after five years through ten years	6,900	7,264	1,107	1,180
Due after ten years through twenty years	2,717	2,822	405	416
Due after twenty years	3,325	3,514	121	138
Amounts not due at a single maturity date	83	77	—	—

	16,806	17,692	2,752	2,918
Redeemable preferred stocks	13	14	—	—

	$16,819	$17,706	$2,752	$2,918

Securities Lending

      In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $637 and $659 at December 31, 2003 and $533 and $555 at December 31, 2002.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Net Unrealized Gains on Securities

      Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

	Net Unrealized Gains (Losses)

	Debt	Equity
	Securities	Securities	Total

Net unrealized gains on securities available for sale as of December 31, 2000	$29	$316	$345
Change during year ended December 31, 2001:
Increase (decrease) in stated amount of securities	165	(5)	160
Decrease in value of business acquired and deferred policy acquisition costs	(48)	—	(48)
Decrease in carrying value of Exchangeable Securities (Note 8)	—	(11)	(11)
Increase in derivative financial instruments	6	—	6
Decrease (increase) in deferred income tax liabilities	(40)	2	(38)

Increase (decrease) in net unrealized gains included in other comprehensive income	83	(14)	69

Net unrealized gains on securities available for sale as of December 31, 2001	112	302	414
Change during year ended December 31, 2002:
Increase (decrease) in stated amount of securities	650	(119)	531
Decrease in value of business acquired and deferred policy acquisition costs	(238)	—	(238)
Increase in derivative financial instruments	9	—	9
Decrease (increase) in deferred income tax liabilities	(144)	38	(106)

Increase (decrease) in net unrealized gains included in other comprehensive income	277	(81)	196

Net unrealized gains on securities available for sale as of December 31, 2002	389	221	610
Change during year ended December 31, 2003:
Increase in stated amount of securities	13	89	102
Increase in value of business acquired and deferred policy acquisition costs	20	—	20
Decrease in derivative financial instruments	(7)	—	(7)
Increase in deferred income tax liabilities	(13)	(29)	(42)

Increase in net unrealized gains included in other comprehensive income	13	60	73

Net unrealized gains on securities available for sale as of December 31, 2003	$402	$281	$683

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income

      The details of investment income, net of investment expenses, follow:

	Year Ended December 31,

	2003	2002	2001

Interest on debt securities	$1,317	$1,325	$1,270
Investment income on equity securities	25	18	23
Interest on mortgage loans	256	250	234
Interest on policy loans	50	52	48
Other investment income	42	24	33

Gross investment income	1,690	1,669	1,608
Investment expenses	(33)	(35)	(45)

Net investment income	$1,657	$1,634	$1,563

      Investment expenses include salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.

Realized Gains and Losses

      The details of realized investment gains (losses) including other than temporary impairments follow:

	Year Ended December 31,

	2003	2002	2001

Common stocks	$14	$160	$146
Debt securities	(71)	(167)	(80)

Total securities	(57)	(7)	66
Real estate	—	(2)	1
Other	(4)	(8)	(2)
Amortization of deferred policy acquisition costs and value of business acquired	14	(5)	1

Realized investment (losses) gains	$(47)	$(22)	$66

      See Note 6 for discussion of amortization of Deferred Policy Acquisition Cost and VOBA.

      Information about total gross realized gains and losses on securities, including other than temporary impairments, follows:

	Year Ended December 31,

	2003	2002	2001

Gross realized:
Gains	$71	$196	$160
Losses	(128)	(203)	(94)

Net realized (losses) gains on total securities	$(57)	$(7)	$66

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about gross realized gains and losses on available for sale securities including other than temporary impairments follows:

	Year Ended December 31,

	2003	2002	2001

Gross realized:
Gains	$56	$191	$156
Losses	(105)	(182)	(75)

Net realized (losses) gains on available for sale securities	$(49)	$9	$81

Investment Concentration Risk and Impairment

      Investments in debt and equity securities include 1,773 issuers. Debt and equity securities include investments in Bank of America of $494 and $471 as of December 31, 2003 and 2002. No other corporate issuer represents more than one percent of investments.

      The Company uses repurchase agreements to meet various cash requirements. At December 31, 2003 and 2002, the amounts held in debt securities available for sale pledged as collateral for these borrowings were $428 and $532.

      The Company’s mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by retail (33%), office (20%), industrial (20%), apartment (16%), and hotel (11%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value relationships. Approximately 32% of stated mortgage loan balances as of December 31, 2003 are due from borrowers in South Atlantic states, approximately 18% are due from borrowers in West South Central states, approximately 14% are due from borrowers in Pacific states and approximately 10% are due from borrowers in Mountain states. No other geographic region represents as much as 10% of December 31, 2003 mortgage loans.

      At December 31, 2003 and 2002, the recorded investment in mortgage loans that are considered to be potentially impaired was $62 and $66. Delinquent loans outstanding as of December 31, 2003 and 2002 totaled $4 and $12. The related allowance for credit losses on all mortgage loans was $36 at December 31, 2003 and 2002. The average recorded investment in potentially impaired loans was $64, $77 and $67 during the years ended December 31, 2003, 2002 and 2001, on which interest income of $6, $6 and $7 was recognized.

      The Company sold certain securities that had been classified as held to maturity, due to significant declines in credit worthiness. The net amortized cost of sold securities were $29, $86, and $27 for 2003, 2002, and 2001. The realized gains/(losses) on the sales of these securities, some of which were previously impaired, were $9, $0, and $(6) for 2003, 2002, and 2001.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company monitors its portfolio closely to ensure that all other than temporary impairments are identified and recognized in earnings as they occur. The table below summarizes unrealized losses on all securities held by both asset class and length of time that a security has been in unrealized loss position:

	Less than		12 months
	12 months		or longer		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$14	$—	$—	$—	$14	$—
Federal agency issued mortgage backed securities (including collateralized mortgage obligations)	101	(4)	—	—	101	(4)
Obligations of states and political subdivisions	148	(2)	—	—	148	(2)
Corporate obligations	2,746	(69)	600	(48)	3,346	(117)
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	35	—	18	(3)	53	(3)
Redeemable preferred stock	—	—	4	—	4	—

Subtotal, debt securities	3,044	(75)	622	(51)	3,666	(126)
Equity securities	15	(1)	4	(1)	19	(2)

Total temporarily impaired securities	$3,059	$(76)	$626	$(52)	$3,685	$(128)

      One statistic we pay particular attention to with respect to debt securities is the Fair Value to Amortized Cost ratio. Securities with a fair value to amortized cost ratio in the 90%-99% range are typically securities that have been impacted by increases in market interest rates or credit spreads. Securities in the 80%-89% range are typically securities that have been impacted by increased market yields, specific credit concerns or both. These securities are monitored to ensure that the impairment is not other than temporary. Securities with a fair value to amortized cost ratio less then 80% are considered to be “potentially distressed securities,” and are subjected to rigorous review. The following factors are considered: the length of time a security’s fair value has been below amortized cost, industry factors or conditions related to a geographic area that are negatively affecting the security, downgrades by rating agencies, the valuation of assets specifically pledged to support the credit, the overall financial condition of the issuer, past due interest or principal payments, and our intent and ability to hold the security for a sufficient time to allow for a recovery in value.

      The table below summarizes the securities with unrealized losses in our debt portfolio as of December 31, 2003.

	Amortized	Fair	Unrealized
	Cost	Value	Losses	Percentage

90%-99%	$3,543	$3,456	$(87)	69.0%
80%-89%	224	193	(31)	24.6%
Below 80%	25	17	(8)	6.4%

	$3,792	$3,666	$(126)	100.0%

      As of December 31, 2003 we held nine securities that were “potentially distressed.” Four of these securities are equipment trust securities secured by passenger aircraft. We have evaluated both the underlying collateral and the health of the passenger airlines that are leasing these aircraft, and have concluded that these securities are not other than temporally impaired. The remaining five securities have been “potentially distressed” for less than six months and, based on our review of the factors delineated above, are not considered to be other than temporarily impaired.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS

      SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company’s derivative instruments of $33 and $18 at December 31, 2003 and 2002, are included in other investments in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. The Company accounts for changes in fair values of derivatives that are not part of a hedge or do not qualify for hedge accounting through earnings in the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company’s hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.

Cash Flow Hedging Strategy

      The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. For the years ended December 31, 2003, 2002 and 2001 the ineffective portion of the Company’s cash flow hedging instruments, which is recognized in realized investment gains, was not significant. At December 31, 2003 and 2002 the maximum term of interest rate swaps that hedged floating rate investments was ten years.

      The Company also uses interest rate swaps to hedge anticipated purchases of assets that support the annuity line of business. As assets are purchased, the interest rate swap is unwound resulting in a realized gain/(loss) which effectively offsets the change in the cost of the assets purchased to back annuities issued. The gain/(loss) is amortized into income over time, resulting in an overall yield that is consistent with the Company’s pricing assumptions.

      Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. For the years ended December 31, 2003, 2002 and 2001, the Company’s realized investment gains from these swaps were insignificant.

      For the years ended December 31, 2003 and 2002, the Company recognized other comprehensive income related to cash flow hedges, net of taxes, of $(5) and $9.

      For the years ended December 31, 2003, 2002 and 2001 the Company recognized $4, $0 and $0 in previously deferred losses as a result of sales of securities purchased through the use of cash flow hedges. The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Other Derivatives

      The Company markets equity-indexed annuities. These contracts have an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. The Company has historically managed this risk by purchasing call options that mirrored the interest credited to the contracts. These call options act as an economic hedge, as changes in their fair values are recognized in net investment income. For the year ended December 31, 2003, activity reflected in net investment income related to these options was $18. Such amounts were insignificant for 2002 and 2001.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked to market through realized investment gains and were insignificant for the years ended December 31, 2003, 2002 and 2001.

      Counterparties to derivative instruments expose the Company to credit risk in the event of non-performance. The Company limits this exposure by diversifying among counterparties with high credit ratings.

      The Company’s credit risk exposure on swaps is limited to the fair value of swap agreements that it has recorded as an asset. The Company does not expect any counterparty to fail to meet its obligation. Currently, non-performance by a counterparty would not have a material adverse effect on the Company’s financial position or results of operations. The Company’s exposure to market risk is mitigated by the offsetting effects of changes in the value of swap agreements and the related direct investments and credited interest on annuities.

NOTE 6.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

      Information about deferred policy acquisition costs follows:

	Year Ended December 31,

	2003	2002	2001

Beginning balance	$1,525	$1,410	$1,219
Deferral:
Commissions	381	357	284
Other	120	122	100

	501	479	384
Amortization	(280)	(202)	(169)
Adjustment related to unrealized losses (gains) on debt securities available for sale	19	(159)	(24)
Adjustment related to realized losses (gains) on debt securities	6	(3)	—

Ending balance	$1,771	$1,525	$1,410

Value of Business Acquired

      Information about value of business acquired follows:

	Year Ended December 31,

	2003	2002	2001

Beginning balance	$502	$660	$740
Deferral of commissions and accretion of interest	9	7	12
Amortization	(61)	(84)	(68)
Adjustment related to unrealized losses (gains) on debt securities available for sale	1	(79)	(25)
Adjustment related to realized losses (gains) on debt securities	8	(2)	1

Ending balance	$459	$502	$660

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

Amortization
Year	Percentage

2004	11.9%
2005	9.9%
2006	8.7%
2007	8.2%
2008	7.0%

      As discussed in Note 2, investment income allocated to the Individual Products, AIP and Benefit Partners segments are reduced by a default charge intended to replicate expected credit losses over an economic cycle. In 2003, the Company unlocked its deferred policy acquisition cost and VOBA models with respect to the default charge assumption, resulting in a favorable adjustment of $16 to realized gains and losses.

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

      Credited interest rates for universal life-type products ranged from 3.0% to 9.0% in 2003 and from 4.0% to 7.5% in 2002 and 2001. The average credited interest rates for universal life-type products were 5.0% for 2003 and 5.6% for years 2002 and 2001. For annuity products, credited interest rates generally ranged from 3.0% to 7.6% in 2003, 3.0% to 7.8% in 2002 and 4.0% to 9.8% in 2001.

Mortality and Withdrawal Assumptions

      Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical company experience and vary by issue age, type of coverage and policy duration.

      For structured settlements issued prior to 1987, mortality assumptions are based on blends of the 1971 Individual Annuity Mortality Table (71 IAM) and the 1969-71 U.S. Life Tables. For similar products issued between 1987 and 1999, mortality assumptions are based on blends of the 1983 Table a(83a) and 1979-81 U.S. Life Tables. For similar products issued after 1999, mortality assumptions are based on the Annuity 2000 Mortality Table (2000a).

      For immediate annuities, the 71 IAM table is used for issues prior to 1992, the 83a table is used for issues between 1992 and 1999, and issues after 1999 use the 2000a table.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accident and Health and Disability Insurance Liabilities Activity

      Activity in the liabilities for accident and health and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, is summarized below:

	2003	2002	2001

Balance as of January 1	$564	$540	$552
Less reinsurance recoverables	132	135	146

Net balance as of January 1	432	405	406

Amount incurred:
Current year	408	366	304
Prior years	(1)	(38)	(44)

	407	328	260

Less amount paid:
Current year	224	211	174
Prior years	115	90	87

	339	301	261

Net balance as of December 31	500	432	405
Plus reinsurance recoverables	130	132	135

Balance as of December 31	$630	$564	$540

Balance as of December 31 included with:
Future policy benefits	$591	$530	$498
Policy and contract claims	39	34	42

	$630	$564	$540

      The Company uses estimates for determining its liability for accident and health and disability benefits, which are based on historical claim payment patterns and attempt to provide for potential adverse changes in claim patterns and severity. Lower than anticipated claims resulted in adjustments to liabilities in each year.

NOTE 8.	DEBT

Commercial Paper and Revolving Credit Borrowings

      The Company has entered into bank credit agreements for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. In May 2002, the Company replaced an expiring $375 bank agreement with new unsecured revolving credit agreements, currently aggregating $525, half available until May 2004 and half available until May 2007. The credit agreements principally support the issuance of commercial paper. As of December 31, 2003, outstanding commercial paper had various maturities, with none in excess of 120 days. The Company can issue commercial paper with maturities of up to 270 days. In the event the Company is not able to remarket commercial paper at maturity, the Company has sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $654 and $453 at December 31, 2003 and 2002 were 1.13% and 1.44%.

      The junior subordinated debentures were issued in 1997 and consist of $206 at an interest rate of 8.14% and $103 at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at the option of the Company beginning January 15, 2007, two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14% that grades to zero as of January 15, 2017.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	STOCKHOLDERS’ EQUITY

Common Stock

      Changes in the number of shares outstanding are as follows:

	Year Ended December 31,

	2003	2002	2001

Shares outstanding, beginning	142,798,768	150,006,582	154,305,846
Shares issued under stock option plans	1,390,372	673,486	141,075
Shares reacquired	(3,578,600)	(7,881,300)	(4,440,339)

Shares outstanding, ending	140,610,540	142,798,768	150,006,582

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

Shareholders’ Rights Plan

      Under a shareholders’ rights plan, one common share purchase right is attached to each share of the Company’s common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company’s common stock by any person or group. Following such an event, each right, unless redeemed by the Company’s Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $156.67 an amount of common stock of the Company (or in the discretion of the Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 141 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.30 cents per right at any time before they become exercisable.

Preferred Stock

      The Company has 20,000,000 shares of preferred stock authorized (none issued) with the par value, dividend rights and other terms to be set by the Board of Directors, subject to certain limitations on voting rights.

NOTE 10.	STOCK INCENTIVE PLANS

Long Term Stock Incentive Plan

      Under the Long Term Stock Incentive Plan, a Committee of independent directors may award nonqualified or incentive stock options and stock appreciation rights, and make grants of the Company’s stock, to employees of the Company and to life insurance agents. Stock grants may be either restricted stock or unrestricted stock distributed upon the achievement of performance goals established by the Committee.

      A total of 12,348,825 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2003. The option price is never less than the market value of the Company’s common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Directors’ Plan

      Under the Non-Employee Directors’ Stock Option Plan, 603,707 shares of the Company’s common stock are reserved for issuance pursuant to outstanding awards as of December 31, 2003. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. This plan terminated as to further awards on March 31, 2003. In 2004, the Board of Directors has approved a replacement plan, subject to shareholder approval, with 425,000 shares reserved for this plan.

Summary Stock Option Activity

      Summarized information about the Company’s stock option activity follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
	Options	Per Share	Options	Per Share	Options	Per Share

Outstanding beginning of year	9,952,806	$37.01	9,492,389	$34.82	7,644,441	$31.32
Granted	1,378,550	38.49	1,436,361	47.71	2,222,163	46.39
Exercised	(1,525,590)	26.30	(707,740)	26.63	(132,948)	21.43
Forfeited	(148,463)	51.53	(268,204)	44.15	(241,267)	37.79

Outstanding end of year	9,657,303	$38.80	9,952,806	$37.01	9,492,389	$34.82

Exercisable at end of year	7,427,496	$37.54	7,576,734	$34.23	6,070,322	$30.82

Weighted-average fair value of options granted during the year	$8.80		$10.73		$11.27

      The following table summarizes certain stock option information at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	of Shares	Life	Exercise Price	of Shares	Exercise Price

$13.37 – $16.19	388,310	1.0	$15.94	388,310	$15.94
$23.83 – $25.72	1,336,966	2.6	24.89	1,336,966	24.89
$32.33 – $35.96	1,459,626	5.1	35.11	1,459,626	35.11
$36.00 – $46.17	3,119,203	5.8	40.42	2,090,820	41.64
$46.55 – $51.04	3,353,198	6.9	47.09	2,151,774	46.97

	9,657,303		$38.80	7,427,496	$37.54

      These tables include 759,746 outstanding and 447,663 exercisable stock options held by life insurance agents. These are five year options with most vesting based on future production. Forfeitures on agent options have been much higher than on other options. These options are expensed upon vesting in accordance with SFAS 123.

      Fair values were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rates of 3.7%, 5.0% and 5.2%; volatility factors of the expected market price of the Company’s common stock of 0.24, 0.22 and 0.22; and a weighted-average expected life of the options of 7.2 years for 2003, 7.9 years for 2002 and 8.1 years for 2001. An

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected dividend yield of 2.57% was assumed for those grants made in 2003, and dividends were assumed to increase by 10% annually for those grants in 2002 and 2001.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the options.

NOTE 11.	STATUTORY FINANCIAL INFORMATION

      The Company’s life insurance subsidiaries prepare financial statements on the basis of SAP prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. None of the life insurance subsidiaries utilize permitted practices in the preparation of their statutory financial statements.

      The principal differences between SAP and GAAP are (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP, (2) the value of business acquired is not capitalized under SAP, but is under GAAP, (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided, (4) the classification and carrying amounts of investments in certain securities are different, (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, and (7) certain assets are not admitted for purposes of determining surplus under SAP.

      Effective January 1, 2001, the NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The domiciliary states of the Company’s insurance subsidiaries have adopted the provisions of the revised manual with certain exceptions. Codification has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company’s insurance subsidiaries use to prepare their statutory basis financial statements. The effect of the adoption of Codification was to increase statutory surplus by $42 in 2001, primarily through the addition of deferred income taxes.

      A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder’s equity of these life insurance subsidiaries on the basis of GAAP is as follows:

	2003	2002	2001

Statutory Accounting Practices
Net income for the year ended December 31	$424	$240	$353

Statutory capital and surplus as of December 31	$1,774	$1,555	$1,547

Generally Accepted Accounting Principles
Net income for the year ended December 31	$450	$323	$400

Stockholder’s equity as of December 31	$4,244	$4,023	$3,720

      Prior to its acquisition, Guarantee converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets, including revenue therefrom, allocated to the participating policies will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $324 and $356 at December 31, 2003 and $336 and $364 at December 31, 2002. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

      Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2003, the life insurance subsidiaries’ adjusted capital and surplus exceeded their authorized control level RBC.

      The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Depending on the timing of payments, approximately $238 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2004 without regulatory approval.

      Some states require life insurers to maintain a certain value of securities on deposit with the state in order to conduct business in that state. Our insurance subsidiaries had securities totaling $25 and $27 on deposit with various states in 2003 and 2002.

NOTE 12.	INCOME TAXES

      Income taxes reported are as follows:

	Year Ended
	December 31,

	2003	2002	2001

Current expense	$127	$238	$222
Deferred expense	119	(3)	41
Cumulative effect of change in accounting for derivative instruments	—	—	1

Total income tax expense	$246	$235	$264

      A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	December 31,

	2003	2002	2001

Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest and dividends received deduction	(1.2)	(1.5)	(1.1)
Other, net	(0.5)	0.8	—

Effective income tax rate	33.3%	34.3%	33.9%

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Difference in policy liabilities	$470	$402
Obligation for postretirement benefits	1	6
Deferred compensation	33	26
Capital loss carryforward	25	—
Other deferred tax assets	32	23

Gross deferred tax assets	561	457

Deferred tax liabilities:
Net unrealized gains on securities	369	327
Deferral of policy acquisition costs and value of business acquired	517	407
Deferred gain recognition for income tax purposes	41	16
Differences in investment bases	64	61
Depreciation differences	44	18
Other deferred tax liabilities	69	13

Gross deferred tax liabilities	1,104	842

Net deferred income tax liability	$543	$385

      Federal income tax returns for all years through 1994 are closed. The Internal Revenue Service has examined tax years 1995, 1996, 1997 and 1998, and assessments totaling $7 have been agreed upon and paid. The examination of the 1999 tax year has been completed by the Internal Revenue Service and assessments totaling $6 have been agreed upon and paid. In the opinion of management, recorded income tax liabilities adequately provide for additional assessments on all remaining open years.

      Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” The Company has approximately $107 of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. No related deferred tax liability has been recognized for the potential tax, which would approximate $37.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	RETIREMENT BENEFIT PLANS

Pension Plans

      The Company and its subsidiaries have tax-qualified and nonqualified defined benefit pension plans, which provide benefits based on years of service and final average earnings. The plans are funded through group annuity contracts with JP Life. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of JP Life. Information regarding pension plans is as follows:

	Year Ended
	December 31,

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$322	$267
Service cost	13	11
Interest cost	21	20
Actuarial loss	30	42
Benefits paid	(25)	(18)

Benefit obligation at end of year	361	322

Change in plan assets:
Fair value of assets at beginning of year	331	361
Actual return on plan assets	58	(13)
Transfer in	5	1
Benefits paid	(25)	(18)

Fair value of assets at end of year	369	331

Funded status of the plans	8	9
Unrecognized net loss	8	9
Unrecognized transition net asset	(2)	(4)
Unrecognized prior service cost	—	1

Net amount recognized	$14	$15

Amounts recognized consist of:
Prepaid benefit cost	$28	$31
Accrued benefit cost	(14)	(16)

Net amount recognized	$14	$15

      The accumulated benefit obligation for all defined benefit pension plans was $319 and $286 at December 31, 2003 and 2002.

Information for Nonqualified Pension Plans, included above:

	December 31,

	2003	2002

Projected benefit obligation	$26	$22
Accumulated benefit obligation	21	18
Fair value of plan assets	—	—

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost:

	Year Ended
	December 31,

	2003	2002	2001

Service cost	$13	$11	$12
Interest cost	21	20	19
Expected return on plan assets	(31)	(30)	(30)
Amortization of net transition asset	(1)	(2)	(2)
Amortization of prior service cost	1	1	1
Amortization of net loss	(2)	(3)	(4)

Net periodic benefit cost	$1	$(3)	$(4)

Assumptions:

	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%	7.0%
Rate of compensation increase	4.0%	4.0%	5.0%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.75%	7.0%	7.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	5.0%

      The assumption for long-term rate of return on assets is derived from historical returns on investments of the types in which pension assets are invested. A range of assumptions for long-term rate of return is made for benchmarks representing each asset class. The upper and lower range limits are based on optimistic and pessimistic assumptions, respectively, and reflect historical returns that are adjusted to reflect factors that might cause future experience to differ from the past, differences between the benchmarks and the Plans’ assets, and the effects of asset smoothing. The adjusted rates of return are weighted by target allocations for each asset class to derive limits for a range of overall long-term gross rates of return. Within this range, one rate of return is selected as the best estimate. From that rate the Company subtracts an estimate of expenses, and the result is the basis for the assumed long-term rate of return on assets.

Plan Assets

      The Company’s pension plans weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows based on fair value:

	December 31,

Asset Category	2003	2002

Equity securities	70%	62%
Debt securities	29%	37%
Other	1%	1%

Total	100%	100%

      The overall investment objective of the Plans is to meet or exceed the actuarial assumptions of each Plan. The Plans are assumed to exist in perpetuity; therefore, the investment portfolio is managed to provide stable and growing income, as well as to achieve growth in principal equal to the rate of inflation. Allocation of Plan assets

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is reviewed at least annually. As of December 31, 2003, the guidelines were: equity securities, a range of 40% to 70% of the total portfolio’s value, with no more than 20% of the total equity exposure in non-U.S. equities; fixed income, a range of 30% to 60% of the total portfolio’s value; cash, up to 5% of the portfolio’s value. Late in 2003, increases in the market value of equity securities caused the percentage of the portfolio invested in debt securities to be 29% at year end. Guidelines subsequent to December 31, 2003 allow an allocation of up to 75% to equity securities and an allocation to fixed income securities of no less than 25%, to accommodate fluctuations in market value. The portfolio may be invested in individual securities, mutual funds, or co-mingled funds of various kinds. In order to achieve a prudent level of portfolio diversification, the securities of any one company or issuer, other than the U.S. Treasury, should not exceed 5% of the portfolio’s value and no more than 20% of the fund should be invested in any one industry. Without specific written instructions from the Plan Administrator, a Plan will not be invested in short sales of individual securities, put or call options on individual securities or commodities, or commodity futures.

Contributions

      The Company estimates that there will be no contributions during 2004 for qualified plans and $6 to $10 for nonqualified plans.

Other Postretirement Benefit Plans

      The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees’ active service period. The non-pension postretirement expense was $2 in 2003, $2 in 2002 and $1 in 2001.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. While we are still evaluating the provisions of the Act, we expect it will have a favorable impact on our postretirement benefits liability. We do not expect the impact to be material to our results of operations or our financial position. The Company has elected to defer recognition of any accounting effects of the Act until authoritative guidance is issued by the Financial Accounting Standards Board.

Defined Contribution Plans

      Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company’s common stock. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $2, $4 and $4 during 2003, 2002 and 2001.

NOTE 14.	REINSURANCE

      The insurance subsidiaries attempt to reduce exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. They reinsure the portion of an individual life insurance risk in excess of their retention, which ranges from $0.4 to $2.1 for various individual life and annuity products. They also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten. They assume portions of the life and accident and health risks underwritten by certain other insurers on a limited basis, but amounts related to assumed reinsurance are not significant to the consolidated financial statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      JPFIC reinsures certain insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. The amount due from reinsurers in the consolidated balance sheets includes $845 and $889 due from the Household affiliates at December 31, 2003 and 2002.

      Assets related to the Household reinsured business have been placed in irrevocable trusts formed to hold the assets for the benefit of JPFIC and are subject to investment guidelines which identify (1) the types and quality standards of securities in which new investments are permitted, (2) prohibited new investments, (3) individual credit exposure limits and (4) portfolio characteristics. Household has unconditionally and irrevocably guaranteed, as primary obligor, full payment and performance by its affiliated reinsurers. JPFIC has the right to terminate the PPA and COLI reinsurance agreements by recapture of the related assets and liabilities if Household does not take a required action under the guarantee agreements within 90 days of a triggering event.

      As of December 31, 2003 and 2002, JPFIC also had a reinsurance recoverable of $76 and $79 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $153 and $144 of securities and short-term investments as of December 31, 2003 and 2002, 50% of which is included in investments in the consolidated balance sheets.

      Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2003.

      The effects of reinsurance on premiums and other considerations, universal life and investment product charges and total benefits are as follows:

	Year Ended December 31,

	2003	2002	2001

Premiums and other considerations, before effect of reinsurance ceded	$1,031	$928	$851
Less premiums and other considerations ceded	80	87	81

Net premiums and other considerations	$951	$841	$770

Universal life and investment product charges, before effect of reinsurance ceded	$798	$745	$712
Less universal life and investment product charges ceded	107	107	96

Net universal life and investment product charges	$691	$638	$616

Benefits, before reinsurance recoveries	$2,233	$2,275	$1,986
Less reinsurance recoveries	228	361	228

Net benefits	$2,005	$1,914	$1,758

NOTE 15.	SEGMENT INFORMATION

      The Company has five reportable segments, which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. Within the Individual Products segment, the Company offers a wide array of individual life insurance products including variable life insurance. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. The Communications segment consists principally of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States, and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, default charges as discussed in Note 2, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt, federal and state income taxes not otherwise allocated to other reportable segments, and all of the Company’s realized gains and losses. Surplus is allocated to the Individual Products, AIP, and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company’s strategies for managing those risks. Various distribution channels and/or product classes related to the Company’s individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP, and Benefit Partners reporting segments.

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

	December 31,

	2003	2002

Assets
Individual Products	$17,717	$16,671
AIP	9,941	9,397
Benefit Partners	1,079	909
Communications	210	204
Corporate & Other	3,749	3,438

Total assets	$32,696	$30,619

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Revenues
Individual Products	$1,774	$1,737	$1,682
AIP	694	686	647
Benefit Partners	820	698	602
Communications	214	208	195
Corporate & Other	118	99	130

	3,620	3,428	3,256
Realized investment (losses) gains, before tax	(47)	(22)	66

Total revenues, before cumulative effect of change in accounting principle	$3,573	$3,406	$3,322

Total reportable segment results and reconciliation to net income available to common stockholders
Individual Products	$309	$293	$295
AIP	85	80	75
Benefit Partners	51	48	44
Communications	46	40	34
Corporate & Other	32	4	20

Total reportable segment results, before cumulative effect of change in accounting principle	523	465	468
Realized investment (losses) gains, net of tax	(31)	(15)	44

Net income available to common stockholders, before cumulative effect of change in accounting principle	492	450	512
Cumulative effect of change in accounting for derivative instruments, net of income taxes	—	—	1

Net income available to common stockholders	$492	$450	$513

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Net investment income (expense)
Individual Products	$914	$924	$877
AIP	587	577	530
Benefit Partners	64	60	55
Communications	(2)	(3)	(4)
Corporate & Other	94	76	105

Total net investment income	$1,657	$1,634	$1,563

Amortization of deferred policy acquisition costs and value of business acquired
Individual Products	$195	$167	$144
AIP	46	38	38
Benefit Partners	100	81	55

Amortization reflected in total reportable segment results	341	286	237
Amortization on realized investment gains (losses)	(14)	5	(1)

Amortization of deferred policy acquisition costs and value of business acquired	$327	$291	$236

Income tax (benefit) expense
Individual Products	$163	$158	$158
AIP	46	43	41
Benefit Partners	27	26	24
Communications	29	26	22
Corporate & Other	(3)	(11)	(4)

Total operating income tax expense	262	242	241
Income tax (benefit) expense on realized investment (losses) gains	(16)	(7)	22

Total income tax expense	$246	$235	$263

      The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.     OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income, along with related tax effects, are as follows:

	Unrealized
	Gains on	Derivative
	Available-	Financial
	for-Sale	Instruments
	Securities	Gains/(Losses)	Total

Balance at December 31, 2000	$345	$—	$345
Unrealized holding gains arising during period, net of $64 tax expense	118	—	118
Change in fair value of derivatives, net of $2 tax expense	—	4	4
Less: reclassification adjustment
Gains realized in net income, net of $28 tax expense	53	—	53

Balance at December 31, 2001	410	4	414
Unrealized holding gains arising during period, net of $104 tax expense	193	—	193
Change in fair value of derivatives, net of $5 tax expense	—	9	9
Less: reclassification adjustment
Gains realized in net income, net of $3 tax expense	6	—	6

Balance at December 31, 2002	597	13	610
Unrealized holding gains arising during period, net of $23 tax expense	46	—	46
Change in fair value of derivatives, net of $2 tax benefit	—	(5)	(5)
Less: reclassification adjustment
Losses realized in net income, net of $17 tax benefit	(32)	—	(32)

Balance at December 31, 2003	$675	$8	$683

NOTE 17.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Debt securities available for sale	$17,706	$17,706	$16,465	$16,465
Debt securities held to maturity	2,752	2,918	3,036	3,225
Equity securities available for sale	756	756	409	409
Mortgage loans	3,472	3,675	3,294	3,608
Policy loans	869	972	909	1,010
Derivative financial instruments	33	33	18	18
Financial Liabilities
Annuity contract liabilities in accumulation phase	8,059	7,714	7,622	7,295
Commercial paper and revolving credit borrowings	654	654	453	453
Securities sold under repurchase agreements	401	401	499	499
Junior subordinated debentures	309	309	309	309

      The fair values of cash, cash equivalents, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts in the consolidated balance sheets due to their short-term

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The fair value of the junior subordinated debentures was determined based on market quotes for similar securities.

NOTE 18.	COMMITMENTS AND CONTINGENT LIABILITIES

      The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheets, approximates $86 at December 31, 2003.

      The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms generally range from three to five years. Neither annual rent nor future rental commitments are significant.

      JPCC has commitments for purchases of syndicated television programming and commitments on other contracts, and future sports programming rights as of December 31, 2003. The Company also has commitments to sell a portion of the sports programming rights to other entities, over the same period. They are as follows:

	Commitments	Revenues	Net

2004	$62	$49	$13
2005	59	29	30
2006	52	28	24
2007	49	29	20
2008	48	30	18
Thereafter	107	92	15

Total	$377	$257	$120

      These commitments are not reflected as an asset or liability in the consolidated balance sheets because the programs are not currently available for use.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A life insurance subsidiary is a defendant in a proposed class action suit. The suit alleges that a predecessor company, decades ago, unfairly discriminated in the sale of certain small face amount life insurance policies, and unreasonably priced these policies. Management believes that the life company’s practices have complied with state insurance laws and intends to vigorously defend the claims asserted.

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

NOTE 19.     SUBSEQUENT EVENTS

Agreement to Acquire Business

      In March 2004, the Company acquired the U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc. The transaction resulted in a commitment of capital of approximately $200, including capital to support the acquired blocks.

Issuance of Debt

      On January 27, 2004, the Company issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs) with an initial maturity of February 17, 2005 subject to periodic extension through 2011. The proceeds from the debt issuance were used to finance the Canada Life acquisition and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in the Company’s capital structure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      (b) There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the fourth quarter 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      We incorporate by reference the information regarding directors and executive officers under the headings “Proposals I and II — Election of Directors” and “Stock Ownership — Section 16(a) beneficial ownership reporting compliance” in our 2004 definitive Proxy Statement to be filed for the May 2004 annual shareholders meeting (Proxy Statement). We also incorporate the information regarding Executive Officers set forth in Part I above.

      Our Board of Directors has determined that George W. Henderson, III is an “audit committee financial expert” as defined by applicable SEC rules. Mr. Henderson is independent under applicable SEC rules.

      We have adopted a Code of Ethics for Financial Officers which applies to our chief executive officer, chief financial officer and chief accounting officer. This code is available on our website, www.jpfinancial.com, under Investors. We intend to promptly post any amendments to or waivers of this Code at this location on our website.

Item 11.	Executive Compensation

      We incorporate by reference the information under the headings “How are directors compensated” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We incorporate by reference the information under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      We incorporate by reference the information under the heading “Is the Compensation Committee Independent?” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      We incorporate by reference the information under the heading “Audit Committee Report” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) This portion of Item 15 appears in a separate section of this report. See the index on page F-1. The List and Index of Exhibits appears on pages E-1 - E-2 of this report.

      (b) Reports on Form 8-K filed in the fourth quarter 2003:

(i) On October 27, 2003, a Form 8-K furnished under Item 12 of our press release reporting financial results for the third quarter of 2003.

      (c) Exhibits appear in a separate section of this report. See page E-1.

      (d) Financial Statement Schedules — This portion of Item 15 appears in a separate section of this report. See the index on page F-1.

Undertakings

      For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 2-36778 (filed March 23, 1970) and 2-56410 (filed May 12, 1976) and 33-30530 (filed August 15, 1989), and in outstanding effective registration statements on Form S-16 included in such S-8 filings:

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

JEFFERSON-PILOT CORPORATION Registrant

BY (SIGNATURE) (NAME AND TITLE)	/s/ Dennis R. Glass ------------------------------------------------ Dennis R. Glass
DATE	President and Chief Executive Officer (also signing as Principal Executive Officer and Director) March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THERESA M. STONE --------------------------------------------- Theresa M. Stone Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) March 15, 2004

/s/ REGGIE D. ADAMSON --------------------------------------------- Reggie D. Adamson Senior Vice President, Corporate Finance (Principal Accounting Officer) March 15, 2004

/s/ EDWIN B. BORDEN* --------------------------------------------- Edwin B. Borden, Director March 15, 2004

/s/ WILLIAM H. CUNNINGHAM* --------------------------------------------- William H. Cunningham, Director March 15, 2004

/s/ ROBERT G. GREER* --------------------------------------------- Robert G. Greer, Director March 15, 2004

/s/ GEORGE W. HENDERSON, III* --------------------------------------------- George W. Henderson, III March 15, 2004

/s/ ELIZABETH VALK LONG* --------------------------------------------- Elizabeth Valk Long March 15, 2004

/s/ E. S. MELVIN* --------------------------------------------- E. S. Melvin, Director March 15, 2004

/s/ WILLIAM P. PAYNE* --------------------------------------------- William P. Payne, Director March 15, 2004

/s/ PATRICK S. PITTARD* --------------------------------------------- Patrick S. Pittard, Director March 15, 2004

/s/ DONALD S. RUSSELL, JR.* --------------------------------------------- Donald S. Russell, Jr., Director March 15, 2004

/s/ DAVID A. STONECIPHER* --------------------------------------------- David A. Stonecipher, Director March 15, 2004

*By	/s/ ROBERT A. REED

Robert A. Reed, Attorney-in-Fact
March 15, 2004

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

      Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Income — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements — December 31, 2003

      The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).

      All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2003
In millions

Column A	Column B	Column C	Column D

			Amount
			at Which
			Shown in the
		Fair	Consolidated
Type of Investment	Cost (a)	Value	Balance Sheet

Debt securities:
Bonds and other debt instruments:
United States Treasury obligations and direct obligations of U.S. Government agencies	$247	$268	$268
Federal agency issued collateralized mortgage obligations	2,045	2,152	2,152
Obligations of states, municipalities and political subdivisions (b)	218	221	220
Obligations of public utilities (b)	3,585	3,782	3,743
Corporate obligations (b)	12,742	13,435	13,309
Corporate private-labeled collateralized mortgage obligations	721	752	752
Redeemable preferred stocks	13	14	14

Total debt securities	19,571	20,624	20,458

Equity securities:
Common stocks:
Public utilities	115	126	126
Banks, trust and insurance companies	59	471	471
Industrial and all other	128	157	157
Nonredeemable preferred stocks	2	2	2

Total equity securities	304	756	756

Mortgage loans on real estate (c)	3,508		3,472
Other real estate held for investment	132		132
Policy loans	869		869
Other long-term investments	65		65

Total investments	$24,449		$25,752

a.	Cost of debt securities is original cost, reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.

b.	Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. A portion of bonds and debt securities are recorded as investments held to maturity at amortized cost and a portion are recorded as investments available for sale at fair value.

c.	Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION

In millions (except share information)

	December 31,

	2003	2002

ASSETS
Cash and investments:
Cash and cash equivalents (overdrafts)	$13	$(265)
Investment in subsidiaries	5,300	4,972
Other investments	—	5

Total cash and investments	5,313	4,712
Other assets	16	93

	$5,329	$4,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, short-term	$654	$453
Notes payable, subsidiaries	486	397
Junior subordinated debentures	309	309
Payables and accruals	32	57
Dividends payable	46	43
Income taxes (receivable) payable	(9)	11
Deferred income tax liabilities (assets)	5	(5)

Total liabilities	1,523	1,265

Commitments & contingent liabilities
Stockholders’ equity:
Common stock, par value $1.25 per share, authorized 2003 and 2002: — 350,000,000; issued: 2003 — 140,610,540 shares; 2002 — 142,798,768 shares	176	180
Retained earnings, including equity in undistributed net income of subsidiaries 2003 — $2,466, 2002 — $2,210	2,947	2,750
Accumulated other comprehensive income — net unrealized gains on securities	683	610

Total stockholders’ equity	3,806	3,540

	$5,329	$4,805

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED STATEMENTS OF INCOME

OF JEFFERSON-PILOT CORPORATION
In millions

	Years Ended December 31,

	2003	2002	2001

Income:
Dividends from subsidiaries:
Jefferson-Pilot Life Insurance Company	$130	$20	$160
Jefferson Pilot Financial Insurance Company	96	216	128
Jefferson-Pilot Communications Company	38	33	26
Other subsidiaries	8	133	68

	272	402	382
Other investment income, including interest from subsidiaries, net	2	1	5
Realized investment losses	(2)	(7)	(6)

Total income	272	396	381
Financing costs	45	47	71
Other expenses	25	24	23

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	202	325	287
Income tax benefits	(34)	(27)	(33)

Income before equity in undistributed net income (loss) of subsidiaries	236	352	320

Equity in undistributed net income (loss) of subsidiaries:
Jefferson-Pilot Life Insurance Company	35	138	16
Jefferson Pilot Financial Insurance Company	165	(104)	64
Jefferson-Pilot Communications Company	7	7	7
Other subsidiaries, net	49	57	106

	256	98	193

Net income available to common stockholders	$492	$450	$513

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED STATEMENTS OF CASH FLOWS

OF JEFFERSON-PILOT CORPORATION
In millions

	Year Ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$492	$450	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(256)	(97)	(193)
Realized investment losses	2	7	6
Change in accrued items and other adjustments, net	110	(76)	33

Net cash provided by operating activities	348	284	359

Cash Flows from Investing Activities:
Purchases of investments	—	—	(15)
Sales of investments	4	2	2
Other returns from (investments in) subsidiaries	250	(7)	—

Net cash provided by (used in) investing activities	254	(5)	(13)

Cash Flows from Financing Activities:
Cash dividends	(184)	(174)	(163)
Common stock transactions, net	(112)	(321)	(184)
Proceeds from external borrowings	5,178	3,643	3,829
Repayments of external borrowings	(4,977)	(3,637)	(3,937)
Borrowings from subsidiaries, net	(229)	(12)	66

Net cash used in financing activities	(324)	(501)	(389)

Net increase (decrease) in cash and cash equivalents	278	(222)	(43)
Cash and cash equivalents (overdrafts):
Beginning	(265)	(43)	—

Ending	$13	$(265)	$(43)

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE II — NOTE TO CONDENSED FINANCIAL STATEMENTS

OF JEFFERSON-PILOT CORPORATION

Note 1. Basis of Presentation and Significant Accounting Policies

      The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the “Company”) on a separate-company basis. These condensed financial statements do not include the accounts of the Company’s majority-owned subsidiaries, but instead include the Company’s investment in those subsidiaries, stated at amounts which are substantially equal to the Company’s equity in the subsidiaries’ net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2003.

      Additional information about: 1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries; 2) debt; and 3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 18, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2003.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

For the Years Indicated — In millions

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred Policy		Deferred
	Acquisition	Future Policy	Revenue and	Other Policy
	Costs and Value	Benefits and	Premiums	Claims and	Premiums
	of Business	Policyholder	Collected	Benefits	and Other
Segment	Acquired	Contract Deposits	in Advance	Payable(a)	Considerations

As of or Year Ended December 31, 2003
Individual Products	$1,847	$13,077	$303	$603	$171
AIP	320	9,849	—	—	—
Benefit Partners	61	370	4	141	756
Corporate and Other	2	20	—	3	24

Total	$2,230	$23,316	$307	$747	$951

As of or Year Ended December 31, 2002
Individual Products	$1,668	$12,458	$225	$631	$180
AIP	310	9,350	—	—	—
Benefit Partners	47	308	5	130	638
Corporate and Other	2	21	—	4	23

Total	$2,027	$22,137	$230	$765	$841

As of or Year Ended December 31, 2001
Individual Products	$1,711	$11,704	$140	$636	$198
AIP	318	8,588	—	—	—
Benefit Partners	39	268	3	136	547
Corporate and Other	2	22	—	2	25

Total	$2,070	$20,582	$143	$774	$770

Column A	Column G	Column H	Column I	Column J

			Amortization
			of Deferred
			Policy
		Benefits,	Acquisition
		Claims,	Costs and
	Net	Losses and	Value of	Other
	Investment	Settlement	Business	Operating
Segment	Income	Expenses	Acquired	Expenses(b)

As of or Year Ended December 31, 2003
Individual Products	$914	$986	$195	$121
AIP	587	417	46	100
Benefit Partners	64	576	100	65
Communications	(2)	—	—	141
Corporate and Other	94	26	—	62

Total	$1,657	$2,005	$341	$489

As of or Year Ended December 31, 2002
Individual Products	$924	$989	$167	$129
AIP	577	425	38	101
Benefit Partners	60	478	81	67
Communications	(3)	—	—	141
Corporate and Other	76	22	—	83

Total	$1,634	$1,914	$286	$521

As of or Year Ended December 31, 2001
Individual Products	$877	$945	$143	$142
AIP	530	385	38	108
Benefit Partners	55	404	56	74
Communications	(4)	—	—	137
Corporate and Other	105	24	—	91

Total	$1,563	$1,758	$237	$552

a.	Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.

b.	Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $33 in 2003, $34 in 2002, and $41 in 2001.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE IV — REINSURANCE FOR THE YEARS INDICATED

In millions

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
					of
					Amount
		Ceded to	Assumed		Assumed
		Other	From Other		to
	Gross Amount	Companies	Companies	Net Amount	Net(a)

Year Ended December 31, 2003:
Life insurance in force at end of year	$269,163	$58,797	$1,966	$212,332	0.9%
Premiums and other considerations	$1,029	$80	$2	$951	0.2%
Year Ended December 31, 2002:
Life insurance in force at end of year	$257,463	$58,607	$1,501	$200,357	0.7%
Premiums and other considerations	$924	$87	$4	$841	0.5%
Year Ended December 31, 2001:
Life insurance in force at end of year	$216,717	$55,857	$962	$161,822	0.6%
Premiums and other considerations	$842	$81	$9	$770	1.2%

(a)	Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2003
In millions

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged
	Beginning of	to Realized	Charged to		Balance at
	Period	Investment Gains	Other Accounts	Deductions	End of Period

2003:
Valuation allowance for mortgage loans on real estate	$36	$—	$—	$—	$36
Valuation allowance for uncollectible agents balances	1	—	—	—	1

Total	$37	$—	$—	$—	$37

2002:
Valuation allowance for mortgage loans on real estate	$29	$7	$—	$—	$36
Valuation allowance for uncollectible agents balances	1	—	—	—	1

Total	$30	$7	$—	$—	$37

2001:
Valuation allowance for mortgage loans on real estate	$29	$—	$—	$—	$29
Valuation allowance for uncollectible agents balances	—	—	1	—	1

Total	$29	$—	$1	$—	$30

LIST AND INDEX OF EXHIBITS

Reference
Per Exhibit
Table		Description of Exhibit	Page

(3)	(i)	Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to Form 10-Q (Commission file no. 1-5955) for the first quarter 1996	—
	(ii)	By-laws as amended November 3, 2003	E-3
(4)	(i)	Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, and Amendment to Rights Agreement dated February 8, 1999 was included in Form 8-K for February 8, 1999 (Commission file no. 1-5955); both are incorporated by reference	—
	(ii)	Credit agreements and other agreements and instruments relating to debt securities issued by or borrowings available to the Registrant, are not being filed because the total amount of borrowing available under credit agreements or amount of debt securities authorized by any other agreement or instrument respectively does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of any such agreements and documents to the Commission upon request	—
(10)		The following contracts and plans:
	(i)	Employment agreement between the Registrant and David A. Stonecipher, an executive officer, effective September 15, 1997, the 1999 amendment thereto, and the February 2002 letter extending this agreement are incorporated by reference to Form 10-Q for the third quarter 1997 and Form 10-K for 1999 (Commission file no. 1-5955) and for 2001, respectively. The new employment agreement signed in December 2002 and effective to March 31, 2005 is incorporated by reference to Form 10-K for 2002	—
	(ii)	Employment Agreement between the Registrant and Dennis R. Glass, our new Chief Executive Officer, dated December 6, 2003	E-11
	(iii)	Long Term Stock Incentive Plan, as amended, is incorporated by reference to Form 10-K for 1998 (Commission file no. 1-5955); the summaries of the long term incentive compensation awards and payments (LTIP) on pages 9 and 13, and of the Special Incentive Awards on page 9 and in note 2 on page 11, of the Registrant’s 2004 Proxy Statement are incorporated by reference	—
	(iv)	Non-Employee Directors’ Stock Option Plan which expired in March 2003 is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998. The new plan is incorporated by reference to our 2004 definitive Proxy Statement to be filed.	—
	(v)	Jefferson-Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Form 10-K for 1999; the Executive Special Supplemental Benefit Plan, which now operates under this Plan, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1994.	—
	(vi)	Management Incentive Compensation Plan for Jefferson-Pilot Corporation and its insurance subsidiaries is incorporated by reference to Form 10-K for 2002.	—
	(vii)	Deferred Fee Plan for Non-Employee Directors, as amended, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998	—

E-1

Reference
Per Exhibit
Table		Description of Exhibit	Page

	(vii)	Executive Change in Control Severance Plan and the 1999 amendment thereto are incorporated by reference to Forms 10-K (Commission file no. 1-5955) for 1998 and 1999, respectively	—
	(viii)	Employment arrangement letter between the Registrant and Warren H. May, an executive officer, is incorporated by reference to Form 10-Q for the third quarter 2002	—
(21)		Subsidiaries of the Registrant	E-20
(23)		Consent of Independent Auditors	E-21
(24)		Power of Attorney form	E-22
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	E-23
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Exchange Act	E-24
(32)		Written Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-25

E-2