Form 10-Q
period 2004-03-31
JEFFERSON PILOT CORP
filed 2004-05-07
CIK 53347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

Number of shares of common stock outstanding at March 31, 2004                    139,824,510

JEFFERSON-PILOT CORPORATION

INDEX

- Page No. -
Part I. Financial Information
Item 1. Consolidated Unaudited Condensed Balance Sheets — March 31, 2004 and December 31, 2003	3
Consolidated Unaudited Condensed Statements of Income — Three Months ended March 31, 2004 and 2003	4
Consolidated Unaudited Condensed Statements of Cash Flows — Three Months ended March 31, 2004 and 2003	5
Notes to Consolidated Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	44
Item 4. Controls and Procedures	44
Part II. Other Information
Item 1. Legal Proceedings	45
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 6. Exhibits and Reports on Form 8-K	46
Signatures	47
Exhibit Index, followed by Exhibits	48

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2004	2003
	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $17,829 and $16,819)	$19,061	$17,706
Debt securities held to maturity, at amortized cost (fair value $2,876 and $2,918)	2,661	2,752
Equity securities available for sale, at fair value (cost $299 and $304)	731	756
Mortgage loans on real estate	3,497	3,472
Policy loans	872	869
Real estate	131	132
Other investments	83	65

Total investments	27,036	25,752
Cash and cash equivalents	120	72
Accrued investment income	337	326
Due from reinsurers	1,322	1,340
Deferred policy acquisition costs and value of business acquired	2,195	2,230
Goodwill	312	312
Assets held in separate accounts	2,229	2,166
Other assets	633	498

Total assets	$34,184	$32,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,014	$2,674
Policyholder contract deposits	21,005	20,642
Dividend accumulations and other policyholder funds on deposit	249	251
Policy and contract claims	248	165
Other	737	638

Total policy liabilities	25,253	24,370
Commercial paper borrowings	154	654
Obligations under repurchase agreements	454	401
Long-term notes payable	600	—
Junior subordinated debentures	309	309
Currently recoverable income taxes	(95)	(72)
Deferred income tax liabilities	710	543
Liabilities related to separate accounts	2,229	2,166
Accounts payable, accruals and other liabilities	600	519

Total liabilities	30,214	28,890

Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2004-139,824,510 shares; 2003-140,610,540 shares	175	176
Retained earnings	2,966	2,947
Accumulated other comprehensive income	829	683

	3,970	3,806

Total liabilities and stockholders’ equity	$34,184	$32,696

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2004	2003
	(Dollar Amounts in
	Millions Except
	Share Information)
Revenue:
Premiums and other considerations	$280	$231
Universal life and investment product charges	182	172
Net investment income	406	410
Realized investment gains (losses)	24	(19)
Communications sales	58	50
Other	35	24

Total revenue	985	868

Benefits and Expenses:
Insurance and annuity benefits	541	498
Insurance commissions, net of deferrals	59	25
General and administrative expenses, net of deferrals	38	31
Insurance taxes, licenses and fees	17	21
Amortization of policy acquisition costs and value of business acquired	67	82
Interest expense	11	9
Communications operations	37	35

Total benefits and expenses	770	701

Income before income taxes and cumulative effect of change in accounting principle	215	167
Income taxes	74	58

Income before cumulative effect of change in accounting principle	141	109
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(13)	—

Net income	$128	$109

Average number of shares outstanding	140.7	142.8

Net Income Per Share of Common Stock:
Net income	$0.91	$0.76

Net income — assuming dilution	$0.90	$0.76

Dividends declared per common share	$0.330	$0.303

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Three Months Ended
	March 31
	2004	2003
Cash Flows from Operating Activities	$482	$89

Cash Flows from Investing Activities:
Securities and loans purchased, net	(806)	(184)
Other investing activities	(24)	3

Net cash used in investing activities	(830)	(181)

Cash Flows from Financing Activities:
Policyholder contract deposits	730	637
Policyholder contract withdrawals	(383)	(405)
Net borrowings (repayments)	152	(83)
Net repurchase of common shares	(63)	(30)
Cash dividends paid	(47)	(43)
Other financing activities	7	2

Net cash provided by financing activities	396	78

Increase (decrease) in cash and cash equivalents	48	(14)
Cash and cash equivalents at beginning of period	72	67

Cash and cash equivalents at end of period	$120	$53

Supplemental Cash Flow Information:
Income taxes (received) paid	$(6)	$45

Interest paid	$16	$16

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended
	March 31
	2004	2003
Net income, as reported	$128	$109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3	3

Pro forma net income available to common stockholders	$125	$106

Earnings per share available to common stockholders, as reported	$0.91	$0.76
Pro forma earnings per share available to common stockholders	$0.89	$0.75
Earnings per share available to common stockholders – assuming dilution, as reported	$0.90	$0.76
Pro forma earnings per share available to common stockholders – assuming dilution	$0.88	$0.74

Except as described otherwise herein, all significant accounting policies remain as we described in our Form 10-K for 2003.

3. Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2003.

The following table summarizes certain financial information regarding the Company’s reportable segments:

	March 31	December 31
	2004	2003
Assets
Individual Products	$18,087	$17,717
AIP	10,293	9,941
Benefit Partners	1,710	1,079
Communications	199	210
Corporate & other	3,895	3,749

Total assets	$34,184	$32,696

	Three Months Ended
	March 31
	2004	2003
Revenues
Individual Products	$444	$442
AIP	175	170
Benefit Partners	251	198
Communications	58	50
Corporate & Other	33	27

	961	887
Realized investment gains (losses), before taxes	24	(19)

Total revenues	$985	$868

Reportable segments results and reconciliation to net income available to common stockholders
Individual Products	$75	$76
AIP	19	21
Benefit Partners	11	12
Communications	11	7
Corporate & Other	10	5

Total reportable segment results	126	121
Realized investment gains (losses), net of taxes	15	(12)

Income before cumulative effect of change in accounting principle	141	109
Cumulative effect of change in accounting principle, net of taxes	(13)	—

Net income	$128	$109

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended
	March 31
	2004	2003
Numerator:
Net income before cumulative effect of change in accounting principle	$141	$109
Cumulative effect of change in accounting principle, net of taxes	(13)	—

Numerator for earnings per share and earnings per share – assuming dilution – Net income available to common stockholders	$128	$109

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	140,659,329	142,804,138
Effect of dilutive securities:
Stock options	1,509,952	858,199

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	142,169,281	143,662,337

Income before cumulative effect of change in accounting principle	$1.00	$0.76
Cumulative effect of change in accounting principle, net of taxes	(0.09)	—

Earnings per share	$0.91	$0.76

Income before cumulative effect of change in accounting principle	$0.99	$0.76
Cumulative effect of change in accounting principle, net of taxes	(0.09)	—

Earnings per share – assuming dilution	$0.90	$0.76

5. Contingent Liabilities

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

6. Accounting Pronouncements

FIN 46

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). Under FIN 46, an enterprise consolidates a variable interest entity (VIE), as defined, if the enterprise absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority voting interest in the entity. In accordance with FIN 46, effective December 31, 2003, the Company deconsolidated Jefferson Pilot Capital Trust A and Jefferson Pilot Capital Trust B (the Trusts), VIE’s that issued $300 of redeemable preferred securities in private placement transaction in 1997. All periods presented have been restated accordingly. The redeemable preferred securities were previously presented in the Company’s financial statements as Capital Securities in the consolidated balance sheets. Dividends on the Capital Securities were presented in the consolidated statements of income as a deduction to arrive at net income available to common stockholders, and as a financing outflow on the consolidated statements of cash flows. As a result of the deconsolidation of the Trusts, the consolidated balance sheets now reflect junior subordinated debentures purchased from the Company by the Trusts in 1997, which had previously been eliminated in consolidation. Interest expense on the junior subordinated debentures is presented as interest expense in the consolidated statements of income and is presented as an operating cash outflow on the consolidated statements of cash flow.

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP or SOP 03-1). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle. Our cumulative effect of adjustment of $13 related primarily to accounting for sales inducements resident in certain of our older policies and the establishment of additional policy liabilities for secondary guarantees contained in our newer products. While we had previously provided for these items in our financial statements, the SOP prescribed new methods of valuation. Each of these items was at least partially offset by adjustments to related balances of deferred acquisition costs (DAC) or value of business acquired (VOBA), or in the case of sales inducements, by the establishment of a deferred sales inducement asset. The gross amount of additional policy liabilities established was approximately $9, with $0.1 pertaining to guaranteed minimum death benefits on variable universal life (VUL) products. No additional reserves were necessary related to minimum guaranteed death benefits on variable annuities (VAs), as our already-

existing policy liabilities (which are less than $0.9) proved to be adequate under the new standard with respect to this feature. In addition to the cumulative effect of adoption, the SOP reduced our income before cumulative effect of change in accounting principle for the three months ended March 31, 2004 by $2.

The Company has policies in force containing two primary types of sales inducements: 1) day one bonuses on fixed annuities, which are in the form of either an increased interest rate for a stated period or an additional premium credit; and 2) persistency-related interest credited bonuses. The fixed annuity bonuses were previously being capitalized and amortized as a component of DAC. Thus, there was no cumulative impact upon adoption other than a balance sheet reclassification of the deferred amount out of DAC into deferred sales inducements. The persistency-related bonuses were previously expensed on a pay-as-you-go basis. These bonuses are now accrued over the period in which the policy must remain in force for the policyholder to qualify for the inducement. Capitalized sales inducements are amortized using the same methodology and assumptions used to amortize DAC. The following table rolls forward our deferred sales inducement asset for the three months ended March 31, 2004.

Balance, December 31, 2003	$—
Cumulative impact of adoption, including $30 reclassified from DAC	68
Additional amounts deferred	3
Amortization	(2)

Balance, March 31, 2004	$69

Separate account assets and liabilities represent funds segregated for the benefit of certain policyholders who bear the investment risk. SOP 03-1 did not impact our accounting policies with respect to separate accounts, as they meet the criteria for summary presentation contained in the SOP. Separate account assets and liabilities are equal and are recorded at fair value. Policyholder deposits and withdrawals, investment income and related realized investment gains and losses are excluded from the amounts reported in our income statement. Fees charged on policyholder deposits are included in universal life and investment product charges. The policies reported in our separate accounts are VA and VUL policies. As indicated above, the amounts of minimum guarantees or other similar benefits related to these policies are negligible.

Implementation and accounting guidance pertaining to the SOP is still evolving. While we do not expect this additional guidance to affect the amounts we have reported related to our implementation of the SOP, there is no assurance it will not.

7. Retirement Benefit Plans

The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended
	March 31
	2004	2003
Service cost	$4	$3
Interest cost	6	5
Expected return on plan assets	(8)	(8)
Amortization of prior service cost	—	—
Amortization of net (gain) loss	—	—

Net periodic benefit cost	$2	$—

The Company expects to make payments of $6 to $10 during 2004 related to our nonqualified plans, which are unfunded. No contributions were made during the three months ended March 31, 2004.

Other Postretirement Benefit Plans

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

8. Canada Life Transaction

Effective March 1, 2004, we acquired via a reinsurance transaction substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company, an indirect subsidiary of Great-West Lifeco Inc. Upon closing, Canada Life ceded, and the Company assumed, approximately $400 million of policy liabilities. The company also received assets, primarily cash, to back the liabilities. As a result of the transaction we recorded DAC in the amount of $35 and an intangible asset of $25 representing the value of the sales force acquired as part of the transaction. The DAC will be amortized over 15 years, representing the premium-paying period of the acquired blocks. The sales force asset will be amortized over 30 years, representing the period over which we expect to earn premiums from new sales stemming from the added distribution capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three months ended March 31, 2004, as compared to the same period of 2003, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

Overview and Segment Revenues

We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized investment gains and losses, were as follows:

	Three Months Ended
	March 31
	2004	2003
Individual Products	46%	50%
AIP	18%	19%
Benefit Partners	26%	22%
Communications	6%	6%
Corporate and Other	4%	3%

Update on Critical Accounting Policies

Our Form 10-K described our accounting policies that are critical to the understanding of our results of operations and our financial position. They relate to deferred acquisition costs (DAC), value of business acquired (VOBA) and unearned revenue, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, valuation methods for infrequently traded securities and private placements, and accruals relating to legal and administrative proceedings.

We believe that these policies were applied in a consistent manner during the first quarter of 2004. Legal proceedings are discussed in Note 5 to the Consolidated Condensed Financial Statements.

Results of Operations

The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$141.2	$109.1	29.4%
Cumulative effect of change in accounting principle	(12.9)	—	(100.0)

Net income	$128.3	$109.1	17.6%

Consolidated Earnings Per Share
Basic:
Income before cumulative effect of change in accounting principle	$1.00	$0.76	31.6%
Cumulative effect of change in accounting principle	(0.09)	—	(100.0)

Net income	$0.91	$0.76	19.7%

Fully-diluted:
Income before cumulative effect of change in accounting principle	$0.99	$0.76	30.3%
Cumulative effect of change in accounting principle	(0.09)	—	(100.0)

Net income	$0.90	$0.76	18.4%

	Three Months Ended
	March 31
	2004	2003
Average number of shares outstanding	140,659,329	142,804,138

Average number of shares outstanding — assuming dilution	142,169,281	143,662,337

The first quarter 2004 increase in income before cumulative effect of change in accounting principle reflected earnings growth in the Communications and Corporate segments. Also, realized investment gains (losses) net of taxes contributed $14.7 due primarily to gains on equity securities versus ($12.4) in the first quarter of 2003 when we experienced higher losses on other-than-temporary bond impairments. Individual Products, AIP and Benefit Partners reportable segment results declined in the first quarter 2004 versus 2003. A modest increase in UL-type product results was more than offset by a decline in earnings from traditional products, resulting in the slight decrease in individual products overall. The rate of decline in traditional product results was exacerbated by the low interest rate environment. Lower income from repayments of mortgage backed securities drove the decline in AIP results. Our results for Benefit Partners were impacted by an elevated long term disability loss ratio.

The Company adopted SOP 03-1 in the first quarter of 2004. SOP 03-1 created both a cumulative effect upon adoption as well as a reduction to current quarter net income. See Note 6 for further discussion of SOP 03-1.

Growth in earnings per share was more favorable than the absolute growth in dollar earnings amounts due to repurchases of 1,884,200 shares in the first quarter of 2004 in addition to share repurchases during the second through fourth quarters of 2003.

Results by Business Segment

Throughout this Form 10-Q, “reportable segment results” is defined as net income before realized investment gains and losses (and cumulative effect of change in accounting principle, if applicable). Reportable segment results is a non-GAAP measure. We believe reportable segment results provides relevant and useful information to investors, as it represents the basis on which we assess the performance of our business segments. We deem reportable segment results to be a meaningful measure for this purpose because, except for losses from other-than-temporary impairments, realized investment gains and losses occur primarily at our sole discretion. Note that reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics we use to track performance. Our sales in the Individual Products and AIP segments have little immediate impact on revenues for these two segments as described in the segment discussions below.

Results by Reportable Segment

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Individual Products	$75.0	$76.0	(1.3)%
AIP	19.1	21.2	(9.9)
Benefit Partners	11.5	11.9	(3.4)
Communications	10.6	7.1	49.3
Corporate and Other	10.3	5.3	94.3

Total reportable segment results	126.5	121.5	4.1
Realized investment gains (losses), net of taxes	14.7	(12.4)	218.5

Net income before cumulative effect of change in accounting principle	141.2	109.1	29.4
Cumulative effect of change in accounting principle	(12.9)	—	(100.0)

Net income	$128.3	$109.1	17.6%

Segment Assets

We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables, communications assets and certain other assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment.

	March 31
	2004	2003
Individual Products	$18,087	$16,829
AIP	10,293	9,412
Benefit Partners	1,710	945
Communications	199	200
Corporate and Other	3,895	3,429

Total assets	$34,184	$30,815

Individual Products

The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances. Segment results were:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
UL-Type Products:
Net investment income	$184.1	$185.1	(0.5)%
Interest credited to policyholders	(125.7)	(126.4)	0.6

Interest margin	58.4	58.7	(0.5)

Product charge revenue:
Cost of insurance charges	132.6	125.4	5.7
Expense charges	37.4	35.6	5.1
Surrender charges	11.0	10.3	6.8

Total product charge revenue	181.0	171.3	5.7

Death benefits and other insurance benefits	(77.2)	(71.3)	(8.3)
Expenses excluding amortization of DAC and VOBA	(22.5)	(23.8)	5.5
Amortization of DAC and VOBA	(45.0)	(40.9)	(10.0)

UL-type product income before taxes	94.7	94.0	0.7

Traditional Products:
Premiums and other considerations	40.2	44.2	(9.0)
Net investment income	38.5	41.9	(8.1)
Benefits	(47.4)	(53.3)	11.1
Expenses excluding amortization of DAC and VOBA	(7.2)	(5.2)	(38.5)
Amortization of DAC and VOBA	(4.0)	(4.7)	14.9

Traditional product income before taxes	20.1	22.9	(12.2)

Total income before income taxes	114.8	116.9	(1.8)
Income taxes	(39.8)	(40.9)	2.7

Reportable segment results	$75.0	$76.0	(1.3)%

The following table summarizes key data for Individual Products that we believe are important drivers and indicators of future profitability:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$49	$56	(12.5)%
Community Banks and BOLI	$1	$5	(80.0)%

Average UL policyholder fund balances	$10,931	$10,351	5.6%
Average VUL separate account assets	1,489	1,106	34.6

	$12,420	$11,457	8.4%

Average face amount of insurance in force:
Total	$166,444	$163,794	1.6%
UL-type policies	$126,103	$122,245	3.2%

Average assets	$17,935	$16,750	7.1%

Sales from our Individual markets excluding Community Banks and bank-owned life insurance (BOLI) declined 12.5% from first quarter 2003 when we recorded record sales. As a result of new product offerings in the latter part of 2003, sales were well distributed with no single product comprising more than 28% of first quarter sales. In recent quarters we have de-emphasized our sales to Community Banks to help preserve portfolio yields for the existing blocks. Community Bank and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.

Interest margin on UL-type products was essentially flat versus 2003, despite lower investment yields, due to growth in policyholder fund balances and effective management of interest spreads. The lower investment yield was due to the general interest rate environment and an increase in default charges paid from the Individual Products segment to the Corporate and Other segment of $1.5 as discussed under Corporate and Other. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances while considering our competitive strategies as well. The average investment spread on fixed UL products declined 6 basis points to 1.88% for the quarter compared to the 2003 quarter. During 2003, repayments of mortgage backed securities significantly increased as a result of continued declines in long-term mortgage rates. Our mortgage backed securities portfolio is primarily a discount portfolio. We estimate that repayments in excess of expected levels increased effective investment yields by 5 and 12 basis points in the first quarter of 2004 and 2003. The decrease in excess accretion of discount caused the decline in effective investment spreads on fixed UL products. Our ability to manage interest crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates may impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At March 31, 2004 and December 31, 2003, our crediting rates were approximately 44 and 49 basis points on average in excess of our minimum guaranteed rates. Policies representing approximately half of the UL policyholder fund balances are already at their minimum guaranteed rates.

Product charge revenue grew at a rate consistent with the growth in average UL policyholder fund balances. Products issued in recent years are designed to generate more of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. Surrender charges grew due to an increase in the average surrender charge as a percentage of fund balance.

UL-type death benefits and other insurance benefits for the first quarter 2004 included $3.2 of benefits related to SOP 03-1. See Note 6 for further discussion of this newly effective accounting principle. Approximately half this amount relates to bonus interest on certain blocks of older products no longer offered for sale, while the other half relates to secondary guarantees contained in our newer products. Excluding the impact of SOP 03-1, the increase in first quarter 2004 over 2003 was 3.8%. Death benefits, net of reinsurance, per thousand dollars of face amount of insurance in-force were $0.76 compared to $0.79 in the 2003 quarter. Cost of insurance charges have grown first quarter 2004 over 2003. These trends relate to growth in average face amount of insurance in force and aging of our blocks. Changes in product design can also impact cost of insurance charges.

Consistent with the trend in recent years, traditional premiums and other considerations declined from the first quarter 2003. Net investment income from our traditional blocks declined period over period due to lower investment yields, the decreasing size of the block and lower repayments of mortgage backed securities.

Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 117.9%, down slightly from 120.6% in the 2003 quarter.

Total expenses (including the net deferral and amortization of DAC and VOBA) are as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Commissions	$63.8	$79.2	19.4%
General and administrative — acquisition related	18.9	20.9	9.6
General and administrative — maintenance related	10.9	9.2	(18.5)
Taxes, licenses and fees	11.0	14.9	26.2

Total commissions and expenses incurred	104.6	124.2	15.8
Less commissions and expenses capitalized	(74.9)	(95.2)	(21.3)

Expenses excluding amortization of DAC and VOBA	29.7	29.0	(2.4)
Amortization of DAC and VOBA	49.0	45.6	(7.5)

Total expense	$78.7	$74.6	(5.5)%

Expenses excluding amortization of DAC and VOBA increased in the first quarter 2004 from the prior quarter driven by an increase in maintenance expense. The increase in net commissions and general and administrative expenses was partially offset by a reduction in taxes, licenses and fees, resulting from a $1.9 accrual adjustment following the settlement of a state tax liability in the first quarter 2004, and a reduction in the effective premium tax rate. The expense amounts we capitalize as DAC include first year commissions and deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or actual deferrable acquisition costs. See further discussion of DAC and VOBA under the Financial Position section. Growth in our interest sensitive blocks from recent years’ sales growth, combined with higher emergence of gross profits on UL-type products, were the primary contributors to the increase in the amortization of DAC and VOBA. During the quarter, we adjusted our assumptions for mortality and interest spreads earned as a component of estimated gross profits. The impact of these adjustments was a reduction of $8.5 in DAC amortization. DAC unlocking and true-ups reduced DAC amortization by $7.0 in the first quarter of 2003.

The growth in average Individual Products assets in 2004 was primarily due to growth in UL and VUL policyholder fund balances, partially offset by a decline in assets supporting our traditional block of business.

Our financial and operating risks for this segment include, among others, interest margin risks, mortality risks, variances between actual and underlying assumptions of DAC and VOBA, changes in taxation of our products and competing offerings, and the effects of unresolved litigation. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K. See Note 6 for further discussion of SOP 03-1, for which accounting guidance continues to evolve. While we do not expect additional guidance to affect amounts reported related to our implementation of the SOP, there is no assurance it will not.

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

Reportable segment results were:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Investment product charges and premiums	$2.4	$2.0	20.0%
Net investment income	143.5	145.5	(1.4)
Broker-dealer concessions and other	29.4	22.2	32.4

Total revenue	175.3	169.7	3.3

Policy benefits (including interest credited)	103.6	103.6	—
Insurance expenses	14.9	13.1	(13.7)
Broker-dealer expenses	27.5	20.3	(35.5)

Total benefits and expenses	146.0	137.0	(6.6)

Income before income taxes	29.3	32.7	(10.4)
Income taxes	10.2	11.5	11.3

Reportable segment results	$19.1	$21.2	(9.9)%

The following table summarizes key information for AIP:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Fixed annuity premium sales	$310	$115	169.6%
Variable annuity premium sales	—	1	—

	$310	$116	167.2%

Investment product sales	$1,324	$615	115.3%

Average policyholder fund balances	$8,876	$8,242	7.7%
Average separate account policyholder fund balances	350	335	4.5

	$9,226	$8,577	7.6%

Average assets	$10,117	$9,404	7.6%
Effective investment spreads for fixed annuities	1.71%	1.89%
Fixed annuity surrenders as a percentage of beginning fund balances	9.5%	7.9%

Fixed annuity premium sales increased in the first quarter 2004 versus 2003 as a result of our product focus shifting more towards annuities with equity-indexed components. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.

Net investment income growth was lower than the growth in average policyholder fund balances, due to a decline in investment yields. We estimate that repayments of mortgage backed securities in excess of expected levels in the AIP segment increased effective yields by 5 and 16 basis points in the first quarter 2004 and 2003. This decrease in excess accretion of discount accounted for the majority of the decline in effective investment spreads on fixed annuities.

We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Effective investment spreads on fixed annuities compressed in the first quarter 2004 versus 2003. Our ability to manage interest crediting rates on fixed annuity products is limited by minimum guaranteed rates provided in policyholder contracts, and continued low general market interest rates will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. We have approximately $4 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, and our crediting rates on average were approximately 25 basis points in excess of our minimum guaranteed rates at March 31, 2004. Of the remaining $4 billion of fixed annuity policyholder fund balances, approximately $3 billion have multi-year guaranteed rates, which will begin to reset in the second half of 2004. The average spread to the minimum underlying guarantee on these products is approximately 275 basis points. Our recent sales have been of products with lower guaranteed minimum rates and lower spread requirements, developed in response to the declining interest rate environment. Profitability of equity-indexed annuities (EIA), which comprised over three-fourths of our AIP sales during the first quarter 2004, depends on the management of the purchase price of derivatives to hedge the index performance of the policies.

Beginning with first quarter 2004 and in accordance with SOP 03-1 (see Note 6), net deferral and amortization of bonus interest is presented in policy benefits. Previously, it had been included as a component of DAC and was included in insurance expenses. Excluding this $1.6 reclassification, policy benefits increased 1.5%, as growth in average policyholder fund balances was largely offset by interest crediting rate actions.

The surrender rate in the AIP segment is influenced by many factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. Fixed annuity fund balances with surrender charges of 5% or more decreased to 47% from 54% for the first quarter 2004 and 2003.

Total expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Insurance companies:
Commissions	$18.4	$6.0	(206.7)%
General and administrative - acquisition related	3.3	3.2	(3.1)
General and administrative - maintenance related	1.6	1.2	(33.3)
Taxes, licenses and fees	0.6	0.5	(20.0)

Total commissions and expenses incurred	23.9	10.9	(119.3)
Less commissions and expenses capitalized	(20.5)	(9.3)	120.4
Amortization of DAC and VOBA	11.5	11.5	—

Net expense — insurance companies	14.9	13.1	(13.7)

Broker/Dealer:
Commissions	24.8	18.1	(37.0)
Other	2.7	2.2	(22.7)

Net expense — broker/dealer	27.5	20.3	(35.5)

Net expense	$42.4	$33.4	(26.9)%

The increase in our insurance companies’ net expenses was largely attributable to the SOP 03-1 reclassification of the net deferral of bonus interest to benefits as discussed above. Commissions, acquisition related general and administrative expenses and DAC capitalization all increased with the strong sales increase over first quarter 2003. Broker/dealer revenues and expenses increased commensurately due to the improved condition of the equity market versus the first quarter of last year.

Risks in the annuity business other than those mentioned in our Overview in the Form 10-K are that equity market volatility could reduce demand for our products with interest credited rates indexed to those markets, spread compression, increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges, risk on EIA hedges and changes in taxation of our products and competing offerings. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K.

Benefit Partners

The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Premiums and other considerations	$232.5	$181.8	27.9%
Net investment income	18.4	15.9	15.7

Total revenues	250.9	197.7	26.9

Policy benefits	180.4	137.7	(31.0)
Expenses	52.9	41.7	(26.9)

Total benefits and expenses	233.3	179.4	(30.0)

Income before income taxes	17.6	18.3	(3.8)
Income taxes	6.1	6.4	4.7

Reportable segment results	$11.5	$11.9	(3.4)%

The following table summarizes key information for Benefit Partners:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Life, Disability and Dental annualized sales	$53.9	$73.0	(26.2)%
Reportable segment results:
Life	$3.5	$2.5	40.0%
Disability	6.8	8.4	(19.0)
Dental	0.6	0.3	100.0
Other	0.6	0.7	(14.3)

Total	$11.5	$11.9	(3.4)%

Loss ratios:
Life	79.0%	82.0%
Disability	72.9	63.4
Dental	78.3	79.8
Combined	76.2%	74.1%
Total expenses as a % of premium income	22.8%	23.0%
Average assets	$1,395	$927	50.5%

Total revenues for Benefit Partners increased over the first quarter 2003 due to the March 1, 2004 acquisition of substantially all of the group life, disability and dental business of Canada Life (“the Canada Life block”) and due to organic growth from strong sales during 2003. See Note 8 for further discussion of the Canada Life transaction. Excluding the Canada Life block, premiums and other considerations increased 13.1% over the 2003 quarter. Annualized sales declined from first quarter 2003 levels due to the extraordinarily strong sales results in last year’s first quarter as well as, across the industry, continued customer focus on their medical benefit plans with greater tendency to retain existing carriers for their non-medical coverages during first quarter 2004. Also, our sales results reflect the actions we implemented in 2003 and have continued into 2004 to tighten certain underwriting rules in the life line and to strengthen our sales focus on higher margin, smaller case business across all lines.

Excluding the Canada Life block, policy benefits increased 16.9%, reflecting strong growth in our business, but also a higher overall loss ratio driven by adverse experience in our LTD line, particularly in March. Excluding the LTD line, loss ratios were down from first quarter 2003 levels in all lines of business.

Expenses were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Commissions	$26.9	$20.8	(29.3)%
General and administrative	23.0	19.5	(17.9)
Taxes, licenses and fees	5.0	5.3	5.7

Total commissions and expenses incurred	54.9	45.6	(20.4)
Less commissions and expenses capitalized	(8.2)	(28.3)	(71.0)
Amortization of DAC	6.2	24.4	74.6

Total expense	$52.9	$41.7	(26.9)%

Total expenses for the first quarter 2004 are in line with the overall growth in the business. Despite higher expenses due to the Canada Life integration activities, our total unit expense ratio declined for the quarter relative to the first quarter 2003. Expenses in the quarter were reduced by $1.2 million due to the successful resolution of a state tax item. In the first quarter 2004 we changed our presentation of commissions, which are paid and expensed on a monthly basis. In the past, we reflected such commissions as capitalized and fully amortized each month. We no longer flow these commissions through DAC. This change has no impact on total expenses or reportable segment results.

Risks beyond normal competition that may impact this segment include: 1) increased morbidity risk due to a weak economy that may increase disability claim costs (an industry-wide phenomenon); 2) continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; and 3) mortality risks including concentration risks from acts of terrorism not priced for or reinsured. We discuss these risks in more detail in the Benefit Partners section of our Form 10-K.

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Communications revenues (net)	$58.5	$50.5	15.8%
Cost of sales	14.7	13.4	(9.7)
Operating expenses	22.0	21.3	(3.3)

Broadcast cash flow	21.8	15.8	38.0
Depreciation and amortization	2.2	2.1	(4.8)
Corporate general and administrative expenses	1.6	1.5	(6.7)
Net interest expense	0.4	0.6	33.3

Operating revenue before income taxes	17.6	11.6	51.7
Provision for income taxes	7.0	4.5	(55.6)

Reportable segment results	$10.6	$7.1	49.3%

Communications revenues increased 15.8% over first quarter 2003 due to growth in all our operations, particularly in our Sports operations. Combined revenues for Radio and Television increased 11.3% over first quarter 2003 due to improved revenue shares in markets which gained momentum throughout the quarter. Typically, political advertising favorably impacts television revenues in even numbered years and first quarter 2004 benefited from $0.6 in political advertising. Excluding the impact of political, Television revenues increased 9.4% over first quarter 2003. Advertising revenues from Sports operations increased $3.2 during first quarter 2004 due to increased demand for our basketball products.

Broadcast cash flow, a non-GAAP measure of operating income that is commonly used in the broadcast industry, is calculated as communications revenues less station operating costs and expenses before depreciation and amortization. Broadcast cash flow increased by 38.0% during first quarter 2004 due to increases in revenues combined with effective operating expense control in all the businesses

Cost of sales represents direct and variable costs, consisting primarily of sales commissions, rights fees and Sports production costs. Operating expenses represent other costs to operate the broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, increased 5.7% over first quarter 2003. As a percent of communication revenues, these expenses were 69.2% and 75.8% for first quarter 2004 and 2003.

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

Corporate and Other

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including other-than-temporarily impaired securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net realized investment gains and losses, which include other-than-temporary impairments of securities, are reported in this segment.

The following table summarizes results for this segment. Prior year amounts have been restated to conform to the current year presentation for the adoption of FIN 46, under which, as discussed in Note 2 of our 10-K, we no longer consolidate two affiliated Capital Trusts.

	Three Months Ended
	March 31
	2004	2003
Earnings on investments and other income	$25.9	$21.8
Interest expense on debt	(10.8)	(8.8)
Operating expenses	(3.0)	(6.3)
Income taxes	(1.8)	(1.4)

Reportable segment results	10.3	5.3
Realized investment gains/(losses), net of taxes	14.7	(12.4)

Reportable segment results, including realized gains (losses)	$25.0	$(7.1)

Earnings on investments increased $4.1 in the first quarter 2004 compared to 2003 driven by income from a one-time after tax settlement of $2.6 from a Bank of America merger class action suit, an increase in default charges received from the operating segments, and increased dividends on equity securities, offset by an allocation of bond calls to the segments,lower invested assets and earned yields. Default charges are received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. These charges are calculated in part as a percentage of invested assets. In response to the default environment in the securities market, during second quarter 2003 we increased default charges assessed to the other operating segments resulting in default charge income of $9.0 compared to $6.9 for the first quarter 2004 and 2003. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

Interest expense on debt increased in the first quarter 2004 versus 2003 due primarily to the issuance of ten-year notes on January 27, 2004 at an effective interest rate of 4.77%, partially offset by lower short-term interest rates. See Note 8 of our Form 10-K for details of our debt structure and interest costs.

Operating expenses declined in the first quarter 2004 versus 2003 reflecting current corporate activities. Income tax expense increased in line with the changes in pre-tax income, offset by an increase in the dividends received deduction and other tax favored investments.

Realized investment gains and losses were as follows:

	Three Months Ended
	March 31
	2004	2003
Stock gains	$28.5	$—
Stock losses	(2.4)	—
Bond gains	17.7	14.3
Bond losses from sales and calls	(3.5)	(2.8)
Bond losses from writedowns	(15.9)	(29.0)
Other gains and losses (net)	—	(0.6)

Total pretax gains (losses)	24.4	(18.1)
DAC amortization	(0.9)	(1.0)
Income taxes	(8.8)	6.7

Net realized gains (losses)	$14.7	$(12.4)

Realized gains and losses reflect several initiatives designed to enhance our long-term investment portfolio performance. Bond impairments declined in the first quarter 2004 as a result of significant improvement in the corporate credit environment and proactive portfolio management.

We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC and VOBA amortization on realized gains and losses on investments that back UL-type products.

The following table summarizes assets assigned to this segment:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2004	2003	2004 vs. 2003
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,068	$854	25.1%
Unrealized gain on fixed interest investments	855	634	34.9
Coinsurance receivables on acquired blocks	963	1,045	(7.8)
Employee benefit plan assets	378	316	19.6
Goodwill arising from insurance acquisitions	270	270	—
Other	361	310	16.5

Total	$3,895	$3,429	13.6%

Total assets for the Corporate and Other segment increased as a result of improvement in the corporate credit environment, growth of our excess capital levels, and an increase of approximately $85 in unrealized gains on equity securities.

Risks for this segment include investment impairments due to continuing economic weakness or further economic decline, the risk of rising interest rates on our floating rate debt, the ability to replace existing debt agreements with comparable terms, declines in the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from subsidiaries. Insurance subsidiary dividends depend on regulatory approval when above certain limits.

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

Total assets increased $1,488 from year end 2003 due to net policyholder contract deposits, unrealized gains on investments and growth in separate account assets.

Intangible assets on our balance sheet include DAC, VOBA, deferred sales inducements, goodwill and FCC licenses.

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

Our traditional individual and group insurance products are long-duration contracts. DAC and VOBA related to these products are amortized in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $303.6 or 11.7% of the gross balances (before adjustments for unrealized gains and losses) at March 31, 2004, and are generally subject to little volatility.

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

We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. DAC and VOBA on UL-type products were $1,944.4 or 75.1% of the gross balances at March 31, 2004.

In addition to these three assumptions, VUL and VA products contain an additional assumption that affects the DAC and VOBA amortization. This critical assumption is the rate of growth of the separate account mutual funds that generate additional policy fees utilized in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model’s overall long-term rate of return. We cap the reversion rate of return at 8.25% for one year and 10% for years two through five. The effect of this limitation is to reduce the cumulative effective long-term rate.

As discussed under Individual Products, during first quarter 2004 we unlocked our DAC assumptions regarding mortality and interest spreads. In our form 10-K, we provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to UL-type products. That analysis continues to accurately portray the estimated sensitivity of DAC and VOBA to the significant underlying assumptions used therein.

We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $340.6 or 13.2% of the gross balances at March 31, 2004. We provided a sensitivity analysis of changes in significant assumptions to DAC and VOBA relating to annuity products in our Form 10-K.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of EGP’s.

Goodwill and Other

Status and trends related to goodwill, reinsurance receivables and defined benefit pension plans were essentially unchanged during the first quarter of 2004. See our Form 10-K for further discussion.

Capital Resources

Our capital structure consists of term notes, floating rate EXtendible Liquidity Securities® (EXLs), short-term commercial paper, securities sold under repurchase agreements, long-term junior subordinated debentures, and stockholders’ equity. We also have a bank credit agreement backing a portion of unsecured revolving credit, under which we have the option to borrow at various interest rates. The agreement, as amended on May 7, 2004, aggregates to $348 which is available until May 2007. The credit agreement principally supports our issuance of commercial paper.

Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $154 and $654 at March 31, 2004 and December 31, 2003 were 1.05% and 1.13%. The maximum amount outstanding was $656 during 2003 and the maximum amount outstanding in 2004 after we issued the term debt and EXLs in January was $298.

Our commercial paper is currently rated by two rating agencies.

Agency	Rating
Fitch	F1+
Standard & Poor’s	A1+

These are both the highest ratings that the agencies issue and have been affirmed in the past six months. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We use proceeds to purchase securities with longer durations as an asset/liability management strategy. At March 31, 2004 and December 31, 2003, repurchase agreements, including accrued interest, were $454 and $401. The securities involved had a fair value and amortized cost of $470 and $443 at March 31, 2004 versus $428 and $406 at December 31, 2003. The maximum principal amount outstanding for the first three months of 2004 was $528 versus $597 during 2003.

On January 27, 2004, we issued $300 of 4.75% 10-year term notes and $300 of EXLs with an initial maturity of February 17, 2005 subject to periodic extension through 2011. The proceeds from the debt issuances were used to finance the Canada Life acquisition and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in our capital structure. Both Fitch and S&P have reaffirmed our ratings subsequent to the debt issuance.

Stockholders’ equity increased $164 in 2004 over the yearend amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased to $146 as of March 31, 2004 versus yearend 2003. The remaining change in stockholders’ equity is due to net income, dividends to stockholders, and common share activity due to issuance of shares under our stock option plans and our share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 12.4% and 12.5% at March 31, 2004 and December 31, 2003.

During the first quarter 2004, we repurchased 1,884,200 of our common shares at an average cost of $53.70. In February 2004, our board refreshed its share repurchase authorization to 5 million shares, with 3.1 million remaining at March 31.

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

Cash provided by operations in the first three months of 2004 and 2003 was $482 and $89. The primary driver for the increase over 2003 related to the acquisition of Canada Life’s non-medical group blocks via coinsurance.

Net cash used in investing activities was $830 and $181 for the first three months of 2004 and 2003. In 2004, investment purchases increased substantially due to cash received in the Canada Life transaction and to growth in annuity sales.

Net cash provided by financing activities was $396 and $78 for the first three months of 2004 and 2003, including cash inflows from policyholder contract deposits net of withdrawals of $347 and $232. The fluctuation in net policyholder contract deposits reflects increased annuity sales in 2004. Stock repurchases increased $33 in the first three months of 2004 over prior period levels. Net borrowings increased in the 2004 quarter largely due to the financing of the Canada Life acquisition.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our subsidiaries. Cash dividends received from subsidiaries by the parent company during the first quarter were $19 and $76 in 2004 and 2003. The lower level of dividends was in accordance with our capital planning strategies for 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write downs. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

Cash and cash equivalents were $120 and $72 at March 31, 2004 and December 31, 2003. The increase in cash was attributable to proceeds from our first quarter acquisition that we did not fully invest prior to quarter end. The parent company and non-regulated subsidiaries held equity and fixed income securities of $728 and $753 at these dates. We consider the majority of these securities to be a source of liquidity to support our strategies.

Total debt and equity securities available-for-sale at March 31, 2004 and December 31, 2003 were $19,792 and $18,462.

Contractual Obligations

The following table details our contractual obligations at March 31, 2004:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt	$1,517	$608	$300	$—	$609
Purchase obligations	357	33	166	87	71

Total	$1,874	$641	$466	$87	$680

Reverse repurchase agreements and external commercial paper represent debt due in less than one year. The junior subordinated debentures and the term debt mentioned earlier are due in five years or more. We have classified the EXLs as due in 1 to 3 years, as this represents the earliest timeframe in which they could mature if the holders elect not to extend the maturity date.

Purchase obligations consist of JPCC commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights of approximately $357 as of March 31, 2004, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $226 over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold generally on an annual basis to fund the purchase commitments.

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

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of March 31, 2004 and December 31, 2003 approximated $158 and $86. These commitments will be funded through cash flows from operations and investment maturities.

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

Approximately 87% of our portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section above. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities. The following table shows the carrying values of our invested assets:

	March 31		December 31
	2004		2003
Publicly-issued bonds	$16,773	61.8%	$15,823	61.3%
Privately-placed bonds	4,934	18.1	4,621	17.9

Total bonds	21,707	79.9	20,444	79.2
Redeemable preferred stock	15	0.1	14	—

Total debt securities	21,722	80.0	20,458	79.2
Mortgage loans on real property	3,497	12.9	3,472	13.4
Common stock	729	2.7	754	2.9
Non-redeemable preferred stock	2	—	2	—
Policy loans	872	3.2	869	3.4
Real estate	131	0.5	132	0.5
Other	83	0.3	65	0.3
Cash and equivalents	120	0.4	72	0.3

Total	$27,156	100.0%	$25,824	100.0%

Unrealized Gains and Losses

The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads.

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of March 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$258	$24	$—	$282	$282
Federal agency mortgage backed securities (including collateralized mortgage obligations)	2,028	104	(2)	2,130	2,130
Obligations of states and political subdivisions	102	5	—	107	107
Corporate obligations	14,786	1,112	(53)	15,845	15,845
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	642	41	(1)	682	682
Redeemable preferred stock	13	2	—	15	15

Subtotal, debt securities	17,829	1,288	(56)	19,061	19,061
Non-redeemable preferred stock	2	—	—	2	2
Common stock	297	434	(2)	729	729

Securities available-for-sale	18,128	1,722	(58)	19,792	19,792

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	6	1	—	7	6
Corporate obligations	2,655	225	(11)	2,869	2,655

Debt securities held-to-maturity	2,661	226	(11)	2,876	2,661

Total AFS and HTM securities	$20,789	$1,948	$(69)	$22,668	$22,453

These unrealized gains and losses do not necessarily represent future gains or losses that will be realized. Changing conditions related to specific bonds, overall market interest rates, credit spreads or equity securities markets as well as general portfolio management decisions might impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2003 were $1,633 and $(128).

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of March 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$954	$69	$(5)	$1,018	$1,009
Capital Goods	1,340	103	(4)	1,439	1,413
Communications	1,232	100	(2)	1,330	1,305
Consumer Cyclical	953	70	(5)	1,018	1,002
Consumer Non-Cyclical	2,276	168	(5)	2,439	2,411
Energy	1,307	88	(1)	1,394	1,387
Technology	332	15	—	347	345
Transportation	734	73	(14)	793	784
Other Industrials	789	62	—	851	844
Utilities	3,827	308	(16)	4,119	4,070
Financials
Banks	2,041	178	(6)	2,213	2,189
Insurance	681	35	(1)	715	712
Other Financials	1,354	100	(5)	1,449	1,439
Mortgage Backed Securities (including Commercial
Mortgage Backed Securities)	2,670	145	(3)	2,812	2,812

Total	$20,490	$1,514	$(67)	$21,937	$21,722

Credit Risk Management

Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At March 31, 2004, the average quality rating of our bond portfolio was “A”. We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating:

	S&P or
SVO	Equivalent	Amortized	Fair	Carrying
Rating	Designation	Cost	Value	Value	% of Carrying Value
1	AAA	$3,194	$3,374	$3,369	15.5%
1	AA	1,831	1,983	1,965	9.1
1	A	6,944	7,525	7,432	34.2
2	BBB	7,152	7,667	7,565	34.8
3	BB	676	702	702	3.2
4	B	509	511	513	2.4
5	CCC and lower	144	135	136	0.6
6	In or near default	40	40	40	0.2

	Total	$20,490	$21,937	$21,722	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of March 31, 2004. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

Creditor	Sector	Carrying Value
Weingarten Realty Investors	Financial Institutions	$90
Piedmont Natural Gas	Utilities	89
National Rural Utilities	Utilities	89
HSBC Holdings PLC	Financial Institutions	89
Goldman Sachs Group	Financial Institutions	89
US Bancorp	Financial Institutions	89
Wachovia Corp	Financial Institutions	88
Scana Corp	Utilities	86
Cargill Inc	Consumer, Noncyclical	86
Verizon Communications	Communications	85

We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

The following table shows the ten largest below investment grade debt security exposures by individual issuer at March 31, 2004. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the fair value of the securities and their carrying values.

				Gross Unrealized
Creditor	Sector	Amortized Cost	Carrying Value	Gain/(Loss)
El Paso Corp	Utilities	$61	$58	$(3)
Ahold, Royal	Consumer Noncyclical	41	44	3
Discovery Communications	Communications	40	40	2
Rite Aid Corp	Consumer Cyclicals	38	36	(3)
Intertape Polymer Group	Capital Goods	35	35	1
Thomas & Betts Co	Technology	31	33	2
Homer City Funding LLC	Utilities	25	28	3
Williams Cos Inc	Utilities	25	27	2
Qwest Communications Intl	Communications	25	25	(1)
Delta Airlines	Transportation	31	25	(8)

At March 31, 2004 and December 31, 2003, below investment grade bonds were $1,391 or 6.4% and $1,452 or 7.1% of the carrying value of the bond portfolio, reflecting increased upgrades of bonds previously classified as below investment grade, as well as past efforts to reduce our exposure to below investment grade positions.

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

When we identify a security as potentially impaired, we add it to our potentially distressed security list and determine if the impairment is other-than-temporary. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other than temporarily impaired. In this review, we consider the following criteria:

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

When this intensive review determines that the decline is other-than-temporary based on management’s judgment, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for both AFS and HTM securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at March 31, 2004. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross Unrealized
	Amortized Cost	Fair Value	Losses	Carrying Value
Due in one year or less	$56	$51	$(5)	$51
Due after one year through five years	116	109	(7)	111
Due after five years through ten years	768	748	(20)	752
Due after ten years through twenty years	658	631	(27)	636
Due after twenty years	156	152	(4)	152
Amounts not due at a single maturity date	81	77	(4)	77

Subtotal	1,835	1,768	(67)	1,779
Redeemable preferred stocks	4	4	—	4

Total	$1,839	$1,772	$(67)	$1,783

The following table shows the credit quality of our debt securities with unrealized losses at March 31, 2004:

	S&P or Equivalent			% of	Gross Unrealized	% of Gross
SVO Rating	Designation	Amortized Cost	Fair Value	Fair Value	Losses	Unrealized Losses	Carrying Value
1	AAA/AA/A	$657	$638	35.9%	$(19)	28.4%	$639
2	BBB	669	657	37.1	(12)	17.9	659
3	BB	183	173	9.8	(10)	14.9	177
4	B	205	189	10.7	(16)	23.9	192
5	CCC and lower	120	110	6.2	(10)	14.9	111
6	In or near default	5	5	0.3	—	—	5

	Total	$1,839	$1,772	100.0%	$(67)	100.0%	$1,783

No individual issuer has an unrealized loss of $10 or greater at March 31, 2004.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position:

	Fair	Gross Unrealized	% of Gross
	Value	Losses	Unrealized Losses	Carrying Value
More than 1 year	$608	$(42)	62.7%	$575
6 months — 1 year	752	(16)	23.9	738
Less than 6 months	479	(9)	13.4	470

Total	$1,839	$(67)	100.0%	$1,783

Of the $67 gross unrealized losses on debt securities at March 31, 2004, approximately $6 was included in our potentially distressed securities list mentioned above. All of this amount has been continuously included in our potentially distressed securities list for more than twelve months.

Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets and declines in market interest rates has led to an increase in both unrealized gains and losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Losses — Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

For the first quarter 2004, we had other-than-temporary impairments on bonds of $16 as compared to $29 for the 2003 period. The larger individual impairments, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

2004

•	$6.5 write down on secured notes of a telephone cable provider. As the telecommunications industry has suffered several bankruptcies, and this issuer has had to accept renegotiated terms on its cable leases. As a result, this bond has become other-than-temporarily impaired. This position does not impact other holdings in our portfolio.

•	$3.1 write down on US Airways. Given the softness in the passenger airline industry, increasing fuel prices and company specific factors, such as an assessment of relative cost structures in the industry, these bonds were written down to fair market value and then sold. These bonds do not impact other holdings in our portfolio.

•	$3.3 write down on a bankrupt manufactured housing company. It has become clear that our claim in bankruptcy will not be worth as much as we had initially anticipated. As a result, these previously written down bonds are again other-than-temporarily impaired.

•	$2.9 write down on an asset-backed security secured by franchise loans, as underlying loans in the structured security have defaulted. As a result, this security has become other-than-temporarily impaired. This situation did not affect other securities we hold.

2003

•	$23 write down related to passenger airline equipment trust certificates due to continued difficulties in this industry. We are closely monitoring all of our positions in the passenger airline industry for indications that a loss in value could be other-than-temporary.

•	$4 write down related to the bonds of a chemical manufacturer that is fighting a lawsuit related to environmental waste. This situation did not impact other holdings in our portfolio.

For the first quarter 2004, we incurred losses of $4 on sales of securities. There were no individually material losses on sales of securities in 2004. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	March 31,	December 31,
	2004	2003
Federal agency issued mortgage backed securities	$2,130	$2,152
Corporate private-labeled mortgage backed securities	682	752

Total	$2,812	$2,904

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

We experienced MBS principal payments totaling $285 and $529 in the first quarter of 2004 and 2003. Our MBS portfolio is primarily a discount portfolio; therefore, excess principal repayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income in the first quarter of 2004 by $3.4 compared to $7.5 in the 2003 period, on a pre-tax basis. These principal repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. Our MBS portfolio declined substantially in 2003, and we reinvested most of the proceeds in investment grade corporate bonds.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At March 31, 2004 and December 31, 2003, our allowance for mortgage loan credit losses was $35.7 and $35.5.

Derivative Instruments

Our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through March 31, 2004 has been limited to managing well-defined interest rate and equity market risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $262 and $348 were open as of March 31, 2004 and December 31, 2003. The Company also uses interest rate swaps to hedge prospective bond purchases to back deposits on certain fixed annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. We also purchase S&P 500 Index® options in conjunction with our sales of equity indexed annuities. The reinsurance agreement on previously issued equity indexed annuities remains in force.

Market Risk Exposures

We believe that the amounts shown in Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative. As of March 31, 2004, 10 year U.S. Treasury rates had dropped 41 basis points to 3.84% since December 31, 2003. As of May 4, 2004 they were 4.50%. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest increase in short-term interest rates would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, we expect that a modest increase in new money investment rates would be favorable to our earnings over a longer timeframe.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to duration and rate of the current economic recovery), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; any failure to complete successfully the integration of our recently completed group acquisition; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes, changes in the regulation of the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the first quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plans
January 1-31, 2004	—	$—	—	2,451,400
February 1-29, 2004	608,400	$53.43	608,400	4,391,600
March 1-31, 2004	1,275,800	$53.82	1,275,800	3,115,800

Total for Quarter	1,884,200	$53.70	1,884,200

We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot’s common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, to 5.0 million shares on May 5, 2003 and most recently to 5.0 million shares on February 9, 2004, and in each case we announced the Board’s action in a contemporaneous press release.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to the registrant’s May 3, 2004 annual meeting of shareholders.

(a)	Election of Directors:

Class III	Term	Votes For	Withheld
Dennis R. Glass	Three Years	119,741,079	2,081,563
George W. Henderson	Three Years	119,279,538	2,543,104
Patrick S. Pittard	Three Years	120,145,802	1,676,840

Class II	Term	Votes For	Withheld
Robert G. Greer	Two Years	118,967,249	2,855,393

(b)	Ratify Appointment of Ernst & Young LLP as independent auditors:

Votes For	Votes Against	Abstain
119,460,696	941,637	1,420,309

(c)	Approve Non-Employee Directors’ Stock Option Plan:

Votes For	Votes Against	Abstain
85,980,335	9,955,956	2,307,631

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit Index on page 48.

(b)	Reports on Form 8-K:

1.	On February 2, 2004, Jefferson Pilot filed a report on Form 8-K, which furnished under items 7 and 9 the press release issued February 2, 2004, reporting financial results for the fourth quarter of 2003. The press release was filed as an exhibit to the Form 8-K.

2.	On April 20, 2004, Jefferson Pilot filed a report on Form 8-K, which filed under items 5 and 7 the selected press release schedules issued April 20, 2004, reporting historical quarterly results. The selected press release schedules were filed as an exhibit to the Form 8-K.

3.	On April 27, 2004, Jefferson Pilot filed a report on Form 8-K, which filed under items 5 and 7 the press release issued April 27, 2004, reporting financial results for the first quarter of 2004. The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer

Date May 7, 2004

By (Signature) /s/Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer

Principal Accounting Officer

Date May 7, 2004

EXHIBIT INDEX

Exhibit Number	Description
12	Statements re Computation of Ratios.

31(i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.