Form 10-Q
period 2004-06-30
JEFFERSON PILOT CORP
filed 2004-08-06
CIK 53347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

Number of shares of common stock outstanding at June 30, 2004	136,471,398

JEFFERSON-PILOT CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

	June 30	December 31
	2004	2003
	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $18,176 and $16,819)	$18,602	$17,706
Debt securities held to maturity, at amortized cost (fair value $2,649 and $2,918)	2,545	2,752
Equity securities available for sale, at fair value (cost $237 and $304)	652	756
Mortgage loans on real estate	3,612	3,472
Policy loans	844	869
Real estate	126	132
Other investments	133	65

Total investments	26,514	25,752
Cash and cash equivalents	69	72
Accrued investment income	339	326
Due from reinsurers	1,356	1,340
Deferred policy acquisition costs and value of business acquired	2,486	2,230
Goodwill	312	312
Assets held in separate accounts	2,234	2,166
Other assets	686	498

Total assets	$33,996	$32,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,042	$2,674
Policyholder contract deposits	21,350	20,642
Dividend accumulations and other policyholder funds on deposit	247	251
Policy and contract claims	254	165
Other	757	638

Total policy liabilities	25,650	24,370
Commercial paper borrowings	187	654
Obligations under repurchase agreements	509	401
Long-term notes payable	600	—
Junior subordinated debentures	309	309
Currently recoverable income taxes	(21)	(72)
Deferred income tax liabilities	498	543
Liabilities related to separate accounts	2,234	2,166
Accounts payable, accruals and other liabilities	510	519

Total liabilities	30,476	28,890

Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2004-136,471,398 shares; 2003-140,610,540 shares	171	176
Retained earnings	2,899	2,947
Accumulated other comprehensive income	450	683

	3,520	3,806

Total liabilities and stockholders’ equity	$33,996	$32,696

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollar Amounts in		(Dollar Amounts in
	Millions Except		Millions Except
	Share Information)		Share Information)
Revenue:
Premiums and other considerations	$352	$239	$632	$470
Universal life and investment product charges	183	167	365	339
Net investment income	414	415	820	825
Realized investment gains	10	20	34	1
Communications sales	57	51	115	101
Broker-dealer concessions and other	31	24	66	48

Total revenue	1,047	916	2,032	1,784

Benefits and Expenses:
Insurance and annuity benefits	585	504	1,126	1,002
Insurance commissions, net of deferrals	68	25	127	50
General and administrative expenses, net of deferrals	47	39	85	70
Insurance taxes, licenses and fees	20	18	37	39
Amortization of policy acquisition costs and value of business acquired	75	81	142	163
Interest expense	12	8	23	17
Communications operations	29	27	66	62

Total benefits and expenses	836	702	1,606	1,403

Income before income taxes and cumulative effect of change in accounting principle	211	214	426	381
Income taxes	69	74	143	132

Income before cumulative effect of change in accounting principle	142	140	283	249
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	(13)	—

Net income	$142	$140	$270	$249

Average number of shares outstanding	138.3	142.0	139.5	142.4

Net Income Per Share of Common Stock:
Net income	$1.03	$0.99	$1.94	$1.75

Net income - assuming dilution	$1.02	$0.98	$1.92	$1.74

Dividends declared per common share	$0.380	$0.330	$0.710	$0.633

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Six Months Ended
	June 30
	2004	2003
Cash Flows from Operating Activities	$647	$208

Cash Flows from Investing Activities:
Securities and loans purchased, net	(1,152)	(476)
Other investing activities	(106)	1

Net cash used in investing activities	(1,258)	(475)

Cash Flows from Financing Activities:
Policyholder contract deposits	1,447	1,183
Policyholder contract withdrawals	(762)	(748)
Net borrowings (repayments)	241	(48)
Net repurchase of common shares	(227)	(46)
Cash dividends paid	(99)	(90)
Other financing activities	8	1

Net cash provided by financing activities	608	252

Decrease in cash and cash equivalents	(3)	(15)
Cash and cash equivalents at beginning of period	72	67

Cash and cash equivalents at end of period	$69	$52

Supplemental Cash Flow Information:
Income taxes (received) paid	$(6)	$167

Interest paid	$18	$20

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income, as reported	$142	$140	$270	$249
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1	—	4	3

Pro forma net income available to common stockholders	$141	$140	$266	$246

Earnings per share available to common stockholders, as reported	$1.03	$0.99	$1.94	$1.75
Pro forma earnings per share available to common stockholders	$1.02	$0.99	$1.90	$1.73
Earnings per share available to common stockholders - assuming dilution, as reported	$1.02	$0.98	$1.92	$1.74
Pro forma earnings per share available to common stockholders - assuming dilution	$1.01	$0.98	$1.89	$1.72

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

The following table summarizes certain financial information regarding the Company’s reportable segments:

	June 30	December 31
	2004	2003
Assets
Individual Products	$18,283	$17,717
AIP	10,445	9,941
Benefit Partners	1,765	1,079
Communications	214	210
Corporate & other	3,289	3,749

Total assets	$33,996	$32,696

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues
Individual Products	$444	$439	$888	$881
AIP	178	173	353	343
Benefit Partners	331	208	582	406
Communications	55	50	113	100
Corporate & Other	29	26	62	53

	1,037	896	1,998	1,783
Realized investment gains, before taxes	10	20	34	1

Total revenues	$1,047	$916	$2,032	$1,784

Reportable segments results and reconciliation to net income available to common stockholders
Individual Products	$75	$74	$150	$150
AIP	20	22	39	43
Benefit Partners	20	12	31	24
Communications	13	12	24	19
Corporate & Other	7	7	17	12

Total reportable segment results	135	127	261	248
Realized investment gains, net of taxes	7	13	22	1

Income before cumulative effect of change in accounting principle	142	140	283	249
Cumulative effect of change in accounting principle	—	—	(13)	—

Net income	$142	$140	$270	$249

Default charges for Individual, AIP and Benefit Partners were $11, $7, $1 and $20, $11, $1 for the six months ended June 30, 2004 and 2003.

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Numerator:
Net income before cumulative effect of change in accounting principle	$142	$140	$283	$249
Cumulative effect of change in accounting principle, net of taxes	—	—	(13)	—

Numerator for earnings per share and earnings per share – assuming dilution – Net income available to common stockholders	$142	$140	$270	$249

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	138,286,952	142,038,270	139,473,141	142,419,088
Effect of dilutive securities:
Stock options	1,258,786	1,017,098	1,384,368	937,649

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	139,545,738	143,055,368	140,857,509	143,356,737

Income before cumulative effect of change in accounting principle	$1.03	$0.99	$2.03	$1.75
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.09)	—

Earnings per share	$1.03	$0.99	$1.94	$1.75

Income before cumulative effect of change in accounting principle	$1.02	$0.98	$2.01	$1.74
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.09)	—

Earnings per share – assuming dilution	$1.02	$0.98	$1.92	$1.74

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

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP or SOP 03-1). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle. Our cumulative effect of adjustment of $13 related primarily to accounting for sales inducements resident in certain of our older policies and the establishment of additional policy liabilities for secondary guarantees contained in our newer products. While we had previously provided for these items in our financial statements, the SOP prescribed new methods of valuation. Each of these items was at least partially offset by adjustments to related balances of deferred acquisition costs (DAC) or value of business acquired (VOBA), or in the case of sales inducements, by the establishment of a deferred sales inducement asset. The gross amount of additional policy liabilities established was approximately $9, with $0.1 pertaining to guaranteed minimum death benefits on variable universal life (VUL) products. No additional reserves were necessary related to minimum guaranteed death benefits on variable annuities (VAs), as our already-existing policy liabilities (which were less than $1) proved to be adequate under the new standard with respect to this feature. In addition to the cumulative effect of adoption, the SOP reduced our income before cumulative effect of change in accounting principle for the six months ended June 30, 2004 by $2.

The Company has policies in force containing two primary types of sales inducements: 1) day one bonuses on fixed annuities, which are in the form of either an increased interest rate for a stated period or an additional premium credit; and 2) persistency-related interest credited bonuses. The fixed annuity bonuses were previously being capitalized and amortized as a component of DAC. Thus, there was no cumulative impact upon adoption other than a balance sheet reclassification of the deferred amount out of DAC into deferred sales inducements. The persistency-related bonuses were previously expensed on a pay-as-you-go basis. These bonuses are now accrued over the period in which the policy must remain in force for the policyholder to qualify for the inducement. Capitalized sales inducements are amortized using the same methodology and assumptions used to amortize DAC. The following table rolls forward our deferred sales inducement asset for the six months ended June 30, 2004.

Balance, December 31, 2003	$—
Cumulative impact of adoption, including $30 reclassified from DAC	68
Additional amounts deferred	6
Amortization	(4)

Balance, June 30, 2004	$70

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

7. Retirement Benefit Plans

The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Service cost	$4	$3	$8	$6
Interest cost	5	6	11	11
Expected return on plan assets	(7)	(7)	(15)	(15)
Amortization of net transition asset	(1)	(1)	(1)	(1)
Amortization of net (gain) loss	1	(1)	1	(1)

Net periodic benefit cost	$2	$—	$4	$—

The Company expects to make payments of $1 to $2 during 2004 related to our nonqualified plans, which are unfunded. Contributions of $1 were made during the three and six months ended June 30, 2004.

Other Postretirement Benefit Plans

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. As of June 30, 2004, we have not recorded any impact of the Act, as we are still evaluating its provisions and determining whether the benefits provided by our plan are actuarially equivalent thereto. We do not expect the impact of the Act to be material to our results of operations or our financial position.

8. Canada Life Transaction

Effective March 1, 2004, we acquired via a reinsurance transaction substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company, an indirect subsidiary of Great-West Lifeco Inc. Upon closing, Canada Life ceded, and the Company assumed, approximately $400 million of policy liabilities. The company also received assets, primarily cash, to back the liabilities. As a result of the transaction we initially recorded DAC in the amount of $35 and an intangible asset of $25 representing the value of the sales force acquired as part of the transaction. These amounts may be subject to adjustment in the case of any post-closing adjustments related to the transaction. The DAC will be amortized over 15 years, representing the premium-paying period of the acquired blocks. The sales force asset will be amortized over 30 years, representing the period over which we expect to earn premiums from new sales stemming from the added distribution capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three month and six month periods ended June 30, 2004, as compared to the same periods of 2003, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

Overview and Segment Revenues

We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized investment gains, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Individual Products	43%	49%	44%	49%
AIP	17%	19%	18%	19%
Benefit Partners	32%	23%	29%	23%
Communications	5%	6%	6%	6%
Corporate and Other	3%	3%	3%	3%

The higher proportion of revenues from Benefit Partners in 2004 reflects the Canada Life business, discussed later.

Update on Critical Accounting Policies

Our Form 10-K describes our accounting policies that are critical to the understanding of our results of operations and our financial position. They relate to deferred acquisition costs (DAC), value of business acquired (VOBA) and unearned revenue, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, valuation methods for infrequently traded securities and private placements, and accruals relating to legal and administrative proceedings.

These policies were applied in a consistent manner during the first six months of 2004. Legal proceedings are discussed in Note 5 to the Consolidated Condensed Financial Statements.

Results of Operations

The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$142.1	$140.1	1.4%	$283.3	$249.2	13.7%
Cumulative effect of change in accounting principle	—	—	—	(12.9)	—	(100.0)

Net income	$142.1	$140.1	1.4%	$270.4	$249.2	8.5%

Consolidated Earnings Per Share
Basic:
Income before cumulative effect of change in accounting principle	$1.03	$0.99	4.0%	$2.03	$1.75	16.0%
Cumulative effect of change in accounting principle	—	—	—	(0.09)	—	(100.0)

Net income	$1.03	$0.99	4.0%	$1.94	$1.75	10.9%

Fully-diluted:
Income before cumulative effect of change in accounting principle	$1.02	$0.98	4.1%	$2.01	$1.74	15.5%
Cumulative effect of change in accounting principle	—	—	—	(0.09)	—	(100.0)

Net income	$1.02	$0.98	4.1%	$1.92	$1.74	10.3%

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Average number of shares outstanding	138,286,952	142,038,270	139,473,141	142,419,088

Average number of shares outstanding – assuming dilution	139,545,738	143,055,368	140,857,509	143,356,737

The increase in net income for the second quarter of 2004 reflected earnings growth in the Benefit Partners and Communications segments. This growth was largely offset by lower realized investment gains net of taxes of $7.2 for the quarter versus $13.2 in the second quarter of 2003. Individual Products advanced slightly while AIP and Corporate and Other declined. The increase in income before cumulative effect of change in accounting principle for the 2004 six months was attributable to increased earnings in the Benefit Partners, Communications and Corporate and Other segments. Realized investment gains net of taxes contributed $21.9 for the first half of 2004 compared to $0.8 in the 2003 period. Benefit Partners results for the quarter and year to date periods were favorably impacted by earnings from the business added via the Canada Life transaction, which closed during the first quarter of 2004, and by improved loss ratios during the second quarter. Communications achieved market share advancements in 2004 spurring earnings growth. Individual Products and AIP results were adversely impacted by spread compression for the quarter and year to date periods due to lower portfolio yields, partially resulting from lower repayments of mortgage backed securities.

The Company adopted SOP 03-1 in the first quarter of 2004. SOP 03-1 created both a cumulative effect upon adoption as well as a reduction to net income, as discussed later and in Note 6.

Growth in earnings per share was more favorable than the growth in dollar earnings amounts due to repurchases of 5,368,200 shares during the first half of 2004, 3,484,000 of which occurred in the second quarter. Share repurchases during the second half of 2003 also contributed to this growth over the 2003 periods.

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

Results by Reportable Segment

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Individual Products	$75.3	$74.3	1.3%	$150.3	$150.3	—%
AIP	19.7	21.6	(8.8)	38.8	42.8	(9.3)
Benefit Partners	19.6	12.5	56.8	31.1	24.4	27.5
Communications	13.7	11.5	19.1	24.3	18.6	30.6
Corporate and Other	6.6	7.0	(5.7)	16.9	12.3	37.4

Total reportable segment results	134.9	126.9	6.3	261.4	248.4	5.2
Realized investment gains, net of taxes	7.2	13.2	(45.5)	21.9	0.8	2,637.5

Net income before cumulative effect of change in accounting principle	142.1	140.1	1.4	283.3	249.2	13.7
Cumulative effect of change in accounting principle	—	—		(12.9)	—	(100.0)

Net income	$142.1	$140.1	1.4%	$270.4	$249.2	8.5%

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

	June 30
	2004	2003
Individual Products	$18,283	$17,124
AIP	10,445	9,487
Benefit Partners	1,765	980
Communications	214	201
Corporate and Other	3,289	3,896

Total assets	$33,996	$31,688

Individual Products

The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances. Segment results were:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
UL-Type Products:
Net investment income	$184.5	$187.8	(1.8)%	$368.6	$372.9	(1.2)%
Interest credited to policyholders	(125.4)	(128.6)	2.5	(251.1)	(255.0)	1.5

Interest margin	59.1	59.2	(0.2)	117.5	117.9	(0.3)

Product charge revenue:
Cost of insurance charges	135.8	123.4	10.0	268.4	248.8	7.9
Expense charges	37.8	32.9	14.9	75.2	68.5	9.8
Surrender charges	9.6	10.0	(4.0)	20.6	20.3	1.5

Total product charge revenue	183.2	166.3	10.2	364.2	337.6	7.9

Death benefits and other insurance benefits	(76.0)	(66.1)	(15.0)	(153.2)	(137.4)	(11.5)
Expenses excluding amortization of DAC and VOBA	(24.5)	(26.7)	8.2	(47.0)	(50.5)	6.9
Amortization of DAC and VOBA	(52.5)	(40.1)	(30.9)	(97.5)	(81.0)	(20.4)
Miscellaneous expense	(0.4)	(1.2)	66.7	(0.4)	(1.2)	66.7

UL-type product income before taxes	88.9	91.4	(2.7)	183.6	185.4	(1.0)

Traditional Products:
Premiums and other considerations	37.9	43.2	(12.3)	78.1	87.4	(10.6)
Net investment income	38.6	41.2	(6.3)	77.1	83.1	(7.2)
Benefits	(40.9)	(51.5)	20.6	(88.3)	(104.8)	15.7
Expenses excluding amortization of DAC and VOBA	(6.6)	(5.4)	(22.2)	(13.8)	(10.6)	(30.2)
Amortization of DAC and VOBA	(3.6)	(4.6)	21.7	(7.6)	(9.3)	18.3

Traditional product income before taxes	25.4	22.9	10.9	45.5	45.8	(0.7)

Total income before income taxes	114.3	114.3	—	229.1	231.2	(0.9)
Income taxes	(39.0)	(40.0)	2.5	(78.8)	(80.9)	2.6

Reportable segment results	$75.3	$74.3	1.3%	$150.3	$150.3	—%

The following table summarizes key data for Individual Products that we believe are important drivers and indicators of future profitability:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$51	$49	4.1%	$100	$106	(5.7)%
Community Banks and BOLI	$3	$—	100.0%	$4	$5	(20.0)%
Average UL policyholder fund balances	$11,074	$10,508	5.4%	$11,006	$10,430	5.5%
Average VUL separate account assets	1,528	1,166	31.0	1,509	1,136	32.8

	$12,602	$11,674	7.9%	$12,515	$11,566	8.2%

Average face amount of insurance in force:
Total	$165,702	$164,139	1.0%	$165,967	$163,950	1.2%
UL-type policies	$126,587	$122,716	3.2%	$126,369	$122,479	3.2%
Average assets	$18,185	$16,977	7.1%	$18,061	$16,864	7.1%

Sales from our Individual markets excluding Community Banks and bank-owned life insurance (BOLI) were up for the quarter but lagged behind 2003 for the six months primarily due to record sales levels in the first quarter of 2003. As a result of new product offerings in 2004 and in the latter part of 2003, sales were well distributed with no single product comprising more than 25% of sales for the 2004 periods. Community Banks and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.

Approximately 57% of year to date and 59% of prior year life insurance sales were attributable to products with secondary guarantee benefits. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus, and funding pattern for each product. The lapse assumptions we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since guaranteed UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience.

Interest margin on UL-type products was essentially flat for the second quarter and first six months versus 2003, despite lower investment yields, due to growth in policyholder fund balances and our management of interest spreads. The lower investment yield was primarily due to the general interest rate environment. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances while considering our competitive strategies as well. The average investment spread on fixed UL products declined 11 basis points to 1.90% for the second quarter compared to the 2003 quarter and declined 8 basis points to 1.89% for the six months. During 2003, repayments of mortgage backed securities significantly increased as a result of continued declines in long-term mortgage rates. Our mortgage backed securities portfolio is primarily a discount portfolio. We estimate that repayments in excess of expected levels increased effective investment yields by 3 and 4 basis points for the second quarter and first six months of 2004 compared to 16 basis points and 13 basis points for the 2003 periods. The decrease in excess accretion of discount contributed to the decline in effective investment spreads on fixed UL products. Our ability to manage interest crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates may impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At July 1, 2004 and January 1, 2004, our crediting rates were approximately 33 and 49 basis points on average in excess of our minimum guaranteed rates. Policies representing approximately 60% of the UL policyholder fund balances were at their minimum guaranteed rates. As a result of increases in general market interest rates and reinvestment out of lower yielding bonds during the second quarter of 2004, the earned rate on investments backing our UL blocks declined more slowly to 6.53% versus 6.57% for the first quarter. By comparison, the similar earned rate was 7.05% for the second quarter of 2003. However, should new money rates decline or remain at current levels, it will be more difficult to maintain investment spreads prospectively.

Product charge revenue grew at a rate in excess of the growth in average UL policyholder fund balances. Expense charge growth is largely a result of increased amortization of unearned expense charges. Products issued in recent years are designed to generate more of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. A reinsurance recapture executed in the third quarter of 2003 is benefiting cost of insurance charges (COIs) in 2004, via lower premiums ceded. This is somewhat offset in death benefits by a higher retention of the related death claims. An increase in the average age of our insureds is also contributing to growth in COIs, but contributes to increased death benefits as well.

Total mortality experience for the quarter was in line with expectations, however, UL-type death benefits were somewhat higher and traditional death benefits were somewhat lower. Growth and aging of our blocks contributed to the increased level of UL-type death benefits and other insurance benefits for the second quarter and first six months of 2004. UL-type death benefits, net of reinsurance, per thousand dollars of face amount of insurance in-force were $0.81 in the 2004 quarter compared to $0.75 in the 2003 quarter and $1.57 compared to $1.54 for the six month periods. UL-type death benefits and other insurance benefits included $(0.8) for the quarter and $2.3 year to date of benefits related to SOP 03-1. The lower impact in the second quarter was attributable to refinements made in assumptions used to calculate reserves for secondary guarantees; however, the quarterly impact for the second half of 2004 is likely to approximate the first quarter impact. See Note 6 for further discussion of this accounting principle.

Consistent with the trend in recent years, traditional premiums and other considerations declined from the second quarter and first six months 2003, as our life insurance sales efforts are currently focused on UL-type products. Net investment income from our traditional blocks declined period over period due to lower investment yields, the decreasing size of the block and lower prepayments of mortgage backed securities.

Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 107.9% and 113.1% in the second quarter and first six months of 2004 compared to 119.2% and 119.9% in the second quarter and first six months of 2003. The decreases were primarily attributable to favorable mortality experience during the second quarter of 2004, favorable change in reserves (driven by lower premiums) and lower policyholder dividends.

Total expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Commissions	$65.6	$66.4	1.2%	$129.4	$145.6	11.1%
General and administrative – acquisition related	19.1	20.9	8.6	38.0	41.8	9.1
General and administrative – maintenance related	11.3	11.8	4.2	22.2	21.0	(5.7)
Taxes, licenses and fees	11.3	12.5	9.6	22.3	27.4	18.6

Total commissions and expenses incurred	107.3	111.6	3.9	211.9	235.8	10.1
Less commissions and expenses capitalized	(76.2)	(79.5)	(4.2)	(151.1)	(174.7)	(13.5)

Expenses excluding amortization of DAC and VOBA	31.1	32.1	3.1	60.8	61.1	0.5
Amortization of DAC and VOBA	56.1	44.7	(25.5)	105.1	90.3	(16.4)

Total expense	$87.2	$76.8	(13.5)%	$165.9	$151.4	(9.6)%

Expenses excluding amortization of DAC and VOBA decreased in the second quarter and first six months of 2004 from the 2003 periods, primarily due to increased efficiencies realized in our marketing and distribution costs and lower taxes licenses and fees, stemming from a reduction in our effective premium tax rate. The expense amounts we capitalize as DAC include first year commissions and deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or actual deferrable acquisition costs. See further discussion of DAC and VOBA under the Financial Position section. Growth in our interest sensitive blocks from recent years’ sales growth, combined with higher emergence of gross profits on UL-type products, were the primary contributors to the increase in the amortization of DAC and VOBA. During the second quarter, we adjusted our assumptions for interest spreads and lapsation on certain blocks of business, resulting in a $5.0 reduction in DAC amortization for the quarter. On a year to date basis, DAC unlocking has had the effect of reducing DAC amortization by $13.5. DAC unlocking in 2003 reduced DAC amortization by $7.0 and $10.0 for the second quarter and first six months.

The effective income tax rate was lower in 2004 for the quarter and year to date periods, due primarily to an increase in the dividends received deduction and to tax favored investments held in the Individual Products portfolio.

The growth in average Individual Products assets in 2004 was primarily due to growth in UL and VUL policyholder fund balances, partially offset by a decline in assets supporting our traditional block of business.

Our financial and operating risks for this segment include, among others, failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of DAC and VOBA; changes in taxation or other regulatory changes related to our products and competing offerings; and the effects of unresolved litigation. We discuss financial and operating risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K. See Note 6 for further discussion of SOP 03-1, for which accounting guidance continues to evolve. While we do not expect additional guidance to affect amounts reported related to our implementation of the SOP, there is no assurance it will not.

Annuity and Investment Products

Annuity and Investment Products are marketed through most of the distribution channels discussed in Individual Products above as well as through financial institutions, investment professionals and annuity marketing organizations. Jefferson Pilot Securities Corporation (JPSC) markets primarily variable life insurance written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

Reportable segment results were:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Investment product charges and premiums	$3.2	$2.5	28.0%	$5.6	$4.5	24.4%
Net investment income	144.7	147.4	(1.8)	288.2	292.9	(1.6)
Broker-dealer concessions and other	29.5	23.1	27.7	58.9	45.3	30.0

Total revenue	177.4	173.0	2.5	352.7	342.7	2.9

Policy benefits (including interest credited)	103.7	103.7	—	207.3	207.3	—
Insurance expenses	15.9	14.5	(9.7)	30.8	27.6	(11.6)
Broker-dealer expenses	27.9	21.6	(29.2)	55.4	41.9	(32.2)

Total benefits and expenses	147.5	139.8	(5.5)	293.5	276.8	(6.0)

Income before income taxes	29.9	33.2	(9.9)	59.2	65.9	(10.2)
Income taxes	10.2	11.6	12.1	20.4	23.1	11.7

Reportable segment results	$19.7	$21.6	(8.8)%	$38.8	$42.8	(9.3)%

The following table summarizes key information for AIP:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Fixed annuity premium sales	$291	$132	120.5%	$601	$247	143.3%
Variable annuity premium sales	—	1	(100.0)	—	2	(100.0)

	$291	$133	118.8%	$601	$249	141.4%

Investment product sales	$1,406	$663	112.1%	$2,730	$1,278	113.6%

Average policyholder fund balances	$9,128	$8,319	9.7%	$9,002	$8,280	8.7%
Average separate account policyholder fund balances	340	336	1.2	345	336	2.7

	$9,468	$8,655	9.4%	$9,347	$8,616	8.5%

Average assets	$10,369	$9,449	9.7%	$10,243	$9,427	8.7%
Effective investment spreads for fixed annuities	1.64%	1.88%		1.67%	1.89%
Fixed annuity surrenders as a percentage of beginning fund balances	8.5%	7.8%		8.8%	7.9%

Fixed annuity premium sales increased in the second quarter and first six months of 2004 versus 2003 as a result of the acceptance in the marketplace of annuities with equity-indexed components. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.

Net investment income growth was lower than the growth in average policyholder fund balances, due to a decline in investment yields. We estimate that repayments of mortgage backed securities in excess of expected levels in the AIP segment increased effective yields by 2 and 4 basis points in the second quarter and first six months of 2004 versus 24 and 20 basis points in the second quarter and first six months of 2003. This decrease in excess accretion of discount accounted for the majority of the decline in effective investment spreads on fixed annuities.

We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Effective investment spreads on fixed annuities compressed in the second quarter and first six months of 2004 versus the 2003 periods due to lower repayments of mortgage backed securities, general market interest rate declines and changes in product design. Our recent sales have been weighted toward products with lower guaranteed minimum rates and lower spread requirements, developed in response to the declining interest rate environment. Profitability of equity-indexed annuities (EIA), which comprised over three-fourths of our AIP sales during the second quarter and first six months of 2004, depends on the management of the purchase price of derivatives to hedge the index performance of the policies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings growth that lags behind growth in average fund balances for a period of time.

Our ability to manage interest crediting rates on fixed annuity products is limited by minimum guaranteed rates provided in policyholder contracts, and continued low general market interest rates will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. We have approximately $5.0 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, and our crediting rates on average were approximately 18 basis points in excess of our minimum guaranteed rates at June 30, 2004. Approximately $3.6 billion of fixed annuity policyholder fund balances have multi-year guaranteed rates, of which a portion will begin to reset in the second half of 2004. As multi-year guarantees expire, policyholders will have the opportunity to renew their coverages at rates in effect at that time. Our ability to retain these annuities will be subject to then current competitive conditions. The current average spread to the minimum underlying guarantee on these products is approximately 273 basis points.

Beginning with the first quarter of 2004 and in accordance with SOP 03-1 (see Note 6), net deferral and amortization of bonus interest is presented in policy benefits. Previously, it had been included as a component of DAC and was included in insurance expenses. Excluding the $2.4 and $4.0 net deferral for the second quarter and first six months of 2004, policy benefits increased 2.3% and 1.9%, as growth in average policyholder fund balances was largely offset by interest crediting rate reductions.

The surrender rate in the AIP segment is influenced by many factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides a protection from disintermediation in a rising interest rate environment. As of June 30, 2004, 47% of our fixed annuity average fund balances were subject to a surrender charge of at least 5% or a MVA. This compares with 49% as of December 31, 2003.

Total expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Insurance companies:
Commissions	$17.6	$7.0	(151.4)%	$36.0	$13.0	(176.9)%
General and administrative – acquisition related	3.5	2.6	(34.6)	6.8	5.8	(17.2)
General and administrative – maintenance related	1.6	1.6	—	3.2	2.8	(14.3)
Taxes, licenses and fees	0.6	0.4	(50.0)	1.2	0.9	(33.3)

Total commissions and expenses incurred	23.3	11.6	(100.9)	47.2	22.5	(109.8)
Less commissions and expenses capitalized	(19.6)	(9.2)	113.0	(40.1)	(18.5)	116.8
Amortization of DAC and VOBA	12.2	12.1	(0.8)	23.7	23.6	(0.4)

Net expense – insurance companies	15.9	14.5	(9.7)	30.8	27.6	(11.6)

Broker/Dealer:
Commissions	24.8	19.1	(29.8)	49.6	37.2	(33.3)
Other	3.1	2.5	(24.0)	5.8	4.7	(23.4)

Net expense – broker/dealer	27.9	21.6	(29.2)	55.4	41.9	(32.2)

Net expense	$43.8	$36.1	(21.3)%	$86.2	$69.5	(24.0)%

The increase in our insurance companies’ net expenses was largely attributable to the SOP 03-1 reclassification of the net deferral of bonus interest to benefits as discussed above. Commissions, acquisition related general and administrative expenses and DAC capitalization all increased with the strong sales increase over the second quarter and first six months of 2003. Broker/dealer revenues and expenses increased commensurately due to the improved condition of the equity market versus the second quarter and first six months of last year.

Risks in the annuity business other than those mentioned in our Overview in the Form 10-K are spread compression; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges; execution risk on EIA hedges; changes in taxation of our products; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K.

Benefit Partners

The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Premiums and other considerations	$307.7	$191.3	60.8%	$540.2	$373.1	44.8%
Net investment income	23.2	16.5	40.6	41.6	32.4	28.4

Total revenues	330.9	207.8	59.2	581.8	405.5	43.5

Policy benefits	232.7	147.8	(57.4)	413.1	285.5	(44.7)
Expenses	67.9	40.7	(66.8)	120.8	82.4	(46.6)

Total benefits and expenses	300.6	188.5	(59.5)	533.9	367.9	(45.1)

Income before income taxes	30.3	19.3	57.0	47.9	37.6	27.4
Income taxes	10.7	6.8	(57.4)	16.8	13.2	(27.3)

Reportable segment results	$19.6	$12.5	56.8%	$31.1	$24.4	27.5%

The following table summarizes key information for Benefit Partners:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Life, Disability and Dental annualized sales	$48.1	$39.7	21.2%	$102.0	$112.7	(9.5)%
Reportable segment results:
Life	$8.3	$4.2	97.6%	$11.8	$6.7	76.1%
Disability	10.3	7.1	45.1	17.1	15.5	10.3
Dental	0.5	1.0	(50.0)	1.1	1.3	(15.4)
Other	0.5	0.2	150.0	1.1	0.9	22.2

Total	$19.6	$12.5	56.8%	$31.1	$24.4	27.5

Loss ratios:
Life	73.0%	78.5%		75.5%	80.3%
Disability	71.5	69.7		72.2	66.6
Dental	79.4	78.0		78.9	78.9
Combined	73.2%	74.7%		74.5%	74.3%
Total expenses as a % of premium income	22.1%	21.4%		22.4%	22.2%
Average assets	$1,738	$962	80.7%	$1,566	$945	65.7%

Reportable segment results for Benefit Partners increased substantially in the second quarter 2004, reflecting both improved loss ratios in our existing business and about $5 of earnings from the acquired Canada Life business.

Total revenues for Benefit Partners increased over the second quarter and first six months of 2003 due to the March 1, 2004 acquisition of substantially all of the group life, disability and dental business of Canada Life (“the Canada Life block”) and due to organic growth from sales during 2003 and the first half of 2004. See Note 8 for further discussion of the Canada Life transaction. Excluding the Canada Life block, premiums and other considerations increased 19.2% and 16.3% over the second quarter and first six months of 2003. Revenue growth for the second quarter of 2004 over the 2003 quarter included an increase of $12 related to our Exec-U-Care product that is not expected to recur over the remainder of 2004. Annualized sales increased over the second quarter of 2003 primarily due to good sales execution from established sales reps, and declined from the first six months of 2003 due to the extraordinarily strong sales results in last year’s first quarter as well as, across the industry, continued customer tendency in 2004 to retain existing carriers for their non-medical coverages. Also, our sales results reflect the actions we implemented in 2003 and have continued into 2004 in the life line to tighten certain underwriting rules and strengthen our sales focus on higher margin, smaller case business.

Policy benefits increased in the second quarter and first six months of 2004 over the same periods in 2003, reflecting growth from the acquired Canada Life business as well as strong organic growth in our business. The second quarter of 2004 also reflected the non-recurring increase in the Exec-U-Care product discussed above. Total benefit ratios for combined Life, Disability, and Dental were down from the second quarter of 2003 and relatively in-line with the first six months of 2003.

Expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Commissions	$34.7	$21.6	(60.6)%	$61.6	$42.4	(45.3)%
General and administrative	29.0	18.2	(59.3)	52.0	37.7	(37.9)
Taxes, licenses and fees	7.3	5.0	(46.0)	12.3	10.3	(19.4)

Total commissions and expenses incurred	71.0	44.8	(58.5)	125.9	90.4	(39.3)
Less commissions and expenses capitalized	(9.8)	(28.9)	(66.1)	(18.0)	(57.2)	(68.5)
Amortization of DAC	6.7	24.8	73.0	12.9	49.2	73.8

Total expense	$67.9	$40.7	(66.8)%	$120.8	$82.4	(46.6)%

Total expense growth for the second quarter and first six months of 2004 was somewhat elevated due to the impact of expenses from Canada Life integration activities. The integration expenses are the primary driver of the increase in the total unit expense ratios for the second quarter and first six months of 2004 relative to the 2003 periods. In the first quarter 2004 we changed our presentation of commissions, which are paid and expensed on a monthly basis. In the past, we reflected such commissions as capitalized and fully amortized each month. We no longer flow these commissions through DAC. This change has no impact on total expenses or reportable segment results.

Risks beyond normal competition that may impact this segment include increased morbidity risk due to a weak economy that may increase disability claim costs (an industry-wide phenomenon); continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; and mortality risks including concentration risks from acts of terrorism not priced for or reinsured. We discuss these risks in more detail in the Benefit Partners section of our Form 10-K.

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2004	2003	Change	2004	2003	Change
Communications revenues (net)	$56.5	$50.7	11.4%	$115.0	$101.2	13.6%
Cost of sales	7.5	7.3	(2.7)	22.2	20.7	(7.2)
Operating expenses	21.8	20.3	(7.4)	43.8	41.6	(5.3)

Broadcast cash flow	27.2	23.1	17.7	49.0	38.9	26.0
Depreciation and amortization	2.2	2.1	(4.8)	4.4	4.2	(4.8)
Corporate general and administrative expenses	2.0	1.2	(66.7)	3.6	2.7	(33.3)
Net interest expense	0.6	0.5	(20.0)	1.0	1.1	9.1

Operating revenue before income taxes	22.4	19.3	16.1	40.0	30.9	29.4
Provision for income taxes	8.7	7.8	(11.5)	15.7	12.3	(27.6)

Reportable segment results	$13.7	$11.5	19.1%	$24.3	$18.6	30.6%

Communications revenues increased 11.4% over the second quarter of 2003 due to growth in our radio and TV divisions. Sports division revenues were minimal, reflecting the seasonality of basketball and football programming. Communications revenues for the first six months of 2004 increased by 13.6% over 2003 due to growth in all three operating divisions, including Sports. Combined revenues for Radio and Television increased 11.8% over the second quarter of 2003 and 11.5% year to date over the prior year due to improved revenue shares in most markets. Typically, political advertising favorably impacts television revenues in even numbered years. Political advertising for Television was $1.1 for the quarter and $2.8 year to date. Excluding the impact of political, Television revenues increased 5.6% over the second quarter of 2003 and 7.7% year to date.

Broadcast cash flow increased by 17.7% during the second quarter and 26.0% year to date in 2004 due to increases in revenues combined with effective operating expense control in all the businesses.

Total expenses, excluding interest expense, increased 8.4% over the second quarter of 2003 and 6.9% year to date. As a percent of communication revenues, these expenses were 59.3% and 60.9% for the second quarter of 2004 and 2003 and 64.3% and 68.4% year to date.

On April 1, 2004, under the option to purchase provision of a lease entered into in 2003, JPCC acquired the assets and license to broadcast a FM radio station in San Diego, CA for $18.

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

Corporate and Other

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including defaulted securities, benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. This reportable segment’s results include earnings on invested excess capital, interest expense related to corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net realized investment gains and losses, which include other-than-temporary impairments of securities, are reported in this segment.

The following table summarizes results for this segment. Prior year amounts have been restated to conform to the current year presentation for the adoption of FIN 46, under which, as discussed in Note 2 of our 10-K, we no longer consolidate two affiliated Capital Trusts.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Earnings on investments and other income	$23.0	$22.4	$48.9	$44.2
Interest expense on debt	(11.7)	(8.4)	(22.5)	(17.2)
Operating expenses	(6.8)	(6.7)	(9.8)	(13.0)
Income taxes	2.1	(0.3)	0.3	(1.7)

Reportable segment results	6.6	7.0	16.9	12.3
Realized investment gains, net of taxes	7.2	13.2	21.9	0.8

Reportable segment results, including realized gains	$13.8	$20.2	$38.8	$13.1

Earnings on investments and other income increased slightly in the second quarter of 2004 and improved $4.7 year to date. The year to date increase was driven by income from a $4.0 settlement from a Bank of America merger class action suit, an increase in default charges received from the operating segments, and increased dividends on equity securities, offset by approximately $2.2 foregone earnings ($1.7 for the second quarter) on capital transferred to the Benefit Partners segment in connection with the acquisition of the Canada Life business. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

Interest expense on debt increased primarily due to the issuance of ten-year notes on January 27, 2004 at an effective interest rate of 4.77%. This increase was partially offset by lower short-term interest rates. See Note 8 of our Form 10-K for details of our debt structure and interest costs.

Effective tax rates improved in the second quarter and first six months of 2004 versus 2003 due to an increase in the dividends received deduction and other tax preferred investments.

Realized investment gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Stock gains	$35.1	$13.8	$63.6	$13.8
Stock losses	(0.6)	—	(3.0)	—
Bond gains	7.8	22.5	25.5	36.8
Bond losses from sales and calls	(22.8)	(1.9)	(26.3)	(4.7)
Bond losses from writedowns	(16.4)	(12.1)	(32.3)	(41.1)
Other gains and losses (net)	2.2	—	2.2	(0.6)

Total pretax gains	5.3	22.3	29.7	4.2
DAC amortization	4.9	(2.0)	4.0	(3.0)
Income taxes	(3.0)	(7.1)	(11.8)	(0.4)

Realized investment gains, net of taxes	$7.2	$13.2	$21.9	$0.8

Bond impairments increased in the second quarter, but decreased in the first six months of 2004 as a result of improvement in the corporate credit environment. Second quarter write-downs reflected further deterioration among airline issuers. Bond losses from sales and calls increased $20.9 and $21.6 in the second quarter and first six months of 2004 compared to 2003, due primarily to bond swaps in the 2004 second quarter—increased market yields and favorable tax attributes provided opportunities for sales of lower yielding bonds with redeployment at higher interest rates. Gains on the sale of Bank of America stock and of about $50 of the $250 equity portfolio acquired in the second quarter of 2003 more than offset the losses on these bond sales.

We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC and VOBA amortization on realized gains and losses on investments that back UL-type and annuity products.

The following table summarizes assets assigned to this segment:

	June 30
	2004	2003	Change
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$995	$1,052	(5.4)%
Unrealized gain on fixed interest investments	291	867	(66.4)
Coinsurance receivables on acquired blocks	957	1,045	(8.4)
Employee benefit plan assets	379	344	10.2
Goodwill arising from insurance acquisitions	270	270	—
Other	397	318	24.8

Total	$3,289	$3,896	(15.6)%

Total assets for the Corporate and Other segment decreased primarily as a result of the decrease in unrealized gains on fixed interest investments and the transfer to Benefit Partners in connection with the Canada Life acquisition. A large policy loan repayment was received in the quarter, reducing coinsurance receivables.

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

Total assets increased $1.3 billion from year end 2003 due primarily to the Canada Life acquisition and growth in the insurance blocks, partially offset by lower unrealized gains.

Intangible assets on our balance sheet include DAC, VOBA, deferred sales inducements, goodwill and FCC licenses.

DAC, VOBA and Unearned Revenue

Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. VUL and VA products contain an additional assumption regarding the rate of growth of the separate account mutual funds, referred to as the mean reversion assumption. Significant differences between actual experience and assumptions we use can impact the carrying balance of DAC and VOBA and therefore produce changes that must be reflected in earnings. These changes can be positive or negative. See our Form 10-K for further discussion.

The DAC and VOBA balances on our traditional individual and group insurance products were $307.7 or 11.7% of the gross balances (before adjustments for unrealized gains and losses) at June 30, 2004, and are generally subject to little volatility.

DAC and VOBA on UL-type products were $1,970.5 or 75.0% of the gross balances at June 30, 2004, and DAC and VOBA on our annuity products were $348.5 or 13.3%.

As discussed under Individual Products, during the second quarter of 2004 we unlocked our DAC assumptions regarding mortality, withdrawals and interest spreads on certain blocks of business. In our Form 10-K, we provided sensitivity analyses of changes in significant assumptions to DAC and VOBA. Those analyses continue to accurately portray the estimated sensitivity of DAC and VOBA to the significant underlying assumptions used therein.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of expected gross profits for these products.

Goodwill and Other

The status and trends related to goodwill, reinsurance receivables and defined benefit pension plans were essentially unchanged during the first six months of 2004. See our Form 10-K for further discussion.

We completed our annual test of goodwill impairment during the second quarter of 2004 and concluded that no impairment has occurred.

Capital Resources

Our capital structure consists of 10-year term notes, floating rate EXtendible Liquidity Securities® (EXLs), short-term commercial paper, securities sold under repurchase agreements, long-term junior subordinated debentures, and stockholders’ equity. We also have a bank credit agreement backing a portion of unsecured revolving credit, under which we have the option to borrow at various interest rates. The agreement, as amended on May 7, 2004, aggregates $348 which is available until May 2007. The credit agreement principally supports our issuance of commercial paper.

Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $187 and $654 at June 30, 2004 and December 31, 2003 were 1.16% and 1.13%. The maximum amount outstanding in 2004 after the January issuance of the term debt and EXLs was $298 and the maximum amount outstanding during 2003 was $656.

Our commercial paper is currently rated by two rating agencies.

Agency	Rating
Fitch	F1+
Standard & Poor’s	A1+

These are the highest ratings that these agencies issue and each has been affirmed in the past six months. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We use proceeds to purchase securities with longer durations as an asset/liability management strategy. At June 30, 2004 and December 31, 2003, repurchase agreements, including accrued interest, were $509 and $401. The securities involved had a fair value and amortized cost of $531 and $504 at June 30, 2004 versus $428 and $406 at December 31, 2003. The maximum principal amount outstanding for the first six months of 2004 was $528 versus $597 for the year ended December 31, 2003.

On January 27, 2004, we issued $300 of 4.75% 10-year term notes and $300 of EXLs with an initial maturity of February 17, 2005 subject to periodic extension through 2011. The proceeds from the debt issuances were used to support the Canada Life acquisition and for other general corporate purposes, while also rebalancing our mix of fixed and floating rate debt and short and long term maturities. The 10-year term notes were publicly registered during the second quarter of 2004.

Stockholders’ equity decreased $286 in 2004 over the yearend amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, decreased $233. The remaining change in stockholders’ equity is due to net income, dividends to stockholders, and common share activity through issuance of shares under our stock option plans and our share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 11.1% and 12.5% at June 30, 2004 and December 31, 2003.

During the second quarter and first six months of 2004, we repurchased 3,484,000 and 5,368,200 of our common shares at an average cost of $49.62 and $51.05. In May 2004, our board refreshed its share repurchase authorization to 5 million shares, with 4.1 million remaining at June 30.

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. These capital levels together with the rating agencies’ assessments of our business strategies have enabled our major life insurance affiliates to attain the following claims paying ratings:

	JP Life	JPFIC	JPLA
A.M. Best	A++	A++	A++
Standard & Poor’s	AAA	AAA	AAA
Fitch Ratings	AA+	AA+	AA+

The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies and have been reaffirmed in 2004, while the ratings by Fitch Ratings is that agency’s second highest rating. A significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

Liquidity

We meet liquidity requirements primarily by positive cash flows from the operations of our subsidiaries. Cash provided by operations in the first six months of 2004 and 2003 was $647 and $208. The primary driver for the increase over 2003 related to the Canada Life transaction and lower federal income tax payments.

Net cash used in investing activities was $1,258 and $475 for the first six months of 2004 and 2003. In 2004, investment purchases increased substantially due to cash received in the Canada Life transaction and from higher annuity sales. Cash used in other investing activities increased due to purchases of affordable housing tax credit securities, acquisition of additional FCC licenses and an increase in policy loans.

Net cash provided by financing activities was $608 and $252 for the first six months of 2004 and 2003, including cash inflows from policyholder contract deposits net of withdrawals of $685 and $435, reflecting increased annuity sales. Stock repurchases increased $181 in the first six months of 2004 over the prior year period. Net borrowings increased $289 in the first six months of 2004 over 2003 largely due to the capital assigned to the Canada Life acquisition.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our subsidiaries. Cash dividends received from subsidiaries by the parent company during the first six months were $100 and $146 in 2004 and 2003. The lower level of dividends was in accordance with our capital planning strategies for 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which can be negatively impacted by bond losses and write downs. Approval of dividends from our life insurance subsidiaries will depend upon circumstances at the time, but historically our levels of statutory income and capital have been sufficient to obtain such approvals.

Cash and cash equivalents were $69 and $72 at June 30, 2004 and December 31, 2003. The parent company and non-regulated subsidiaries held equity and fixed income securities of $649 and $753 at these dates. We consider the majority of these securities to be a source of liquidity to support our strategies.

Total debt and equity securities available-for-sale at June 30, 2004 and December 31, 2003 were $19,254 and $18,462.

Contractual Obligations

During the second quarter of 2004, JPCC announced an agreement in principle that will give JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. While the exact terms of the agreement are still being finalized, our contractual obligations will increase upon execution of the agreement. Otherwise, the composition and maturity of our contractual obligations remained essentially unchanged during the second quarter of 2004. See our first quarter Form 10-Q and our Form 10-K for greater detail and discussion.

Off Balance Sheet Arrangements and Commitments

We have no material off balance sheet arrangements of a financing nature.

We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of June 30, 2004 and December 31, 2003 approximated $201 and $86. These commitments will be funded through cash flows from operations and investment maturities.

Investments

Portfolio Description

Our strategy for managing the investment portfolio of our insurance subsidiaries is to consistently meet pricing assumptions while appropriately managing credit and interest rate risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities and commercial mortgage loans. The nature and quality of investments that our insurance subsidiaries hold must comply with state regulatory requirements. We have established a formal investment policy, which describes our overall quality and diversification objectives and limits.

Approximately 88% of our portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section of our Form 10-K. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities.

The following table shows the carrying values of our invested assets:

	June 30		December 31
	2004		2003
Publicly-issued bonds	$16,039	60.3%	$15,823	61.3%
Privately-placed bonds	5,094	19.2	4,621	17.9

Total bonds	21,133	79.5	20,444	79.2
Redeemable preferred stock	14	—	14	—

Total debt securities	21,147	79.5	20,458	79.2
Mortgage loans on real property	3,612	13.6	3,472	13.4
Common stock	650	2.4	754	2.9
Non-redeemable preferred stock	2	—	2	—
Policy loans	844	3.2	869	3.4
Real estate	126	0.5	132	0.5
Other	133	0.5	65	0.3
Cash and cash equivalents	69	0.3	72	0.3

Total	$26,583	100.0%	$25,824	100.0%

Unrealized Gains and Losses

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of June 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$243	$14	$(1)	$256	$256
Federal agency mortgage backed securities (including collateralized mortgage obligations)	1,857	69	(15)	1,911	1,911
Obligations of states and political subdivisions	58	3	(1)	60	60
Corporate obligations	15,373	576	(242)	15,707	15,707
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	632	25	(3)	654	654
Redeemable preferred stock	13	1	—	14	14

Subtotal, debt securities	18,176	688	(262)	18,602	18,602
Non-redeemable preferred stock	2	1	—	3	3
Common stock	235	420	(6)	649	649

Securities available-for-sale	18,414	1,109	(268)	19,254	19,254

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	6	1	—	7	6
Corporate obligations	2,539	130	(27)	2,642	2,539

Debt securities held-to-maturity	2,545	131	(27)	2,649	2,545

Total AFS and HTM securities	$20,958	$1,241	$(295)	$21,904	$21,799

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

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of June 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$952	$37	$(16)	$973	$974
Capital Goods	1,288	54	(14)	1,328	1,314
Communications	1,221	53	(18)	1,256	1,246
Consumer Cyclical	1,063	41	(15)	1,089	1,083
Consumer Noncyclical	2,333	84	(34)	2,383	2,373
Energy	1,367	40	(19)	1,388	1,384
Technology	318	5	(5)	318	317
Transportation	759	47	(14)	792	787
Other Industrials	750	33	(5)	778	775
Utilities	3,837	161	(61)	3,937	3,908
Financials
Banks	2,178	101	(31)	2,248	2,232
Insurance	779	15	(17)	777	774
Other Financials	1,387	54	(22)	1,419	1,415
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	2,489	94	(18)	2,565	2,565

Total	$20,721	$819	$(289)	$21,251	$21,147

Credit Risk Management

At June 30, 2004, the average quality rating of our bond portfolio was “A-” (the Moody’s equivalent is “A3”), which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating:

	S&P or
SVO	Equivalent	Amortized	Fair	Carrying
Rating	Designation	Cost	Value	Value	% of Carrying Value
1	AAA	$2,968	$3,057	$3,055	14.4%
1	AA	1,864	1,925	1,914	9.0
1	A	7,070	7,279	7,226	34.2
2	BBB	7,413	7,592	7,546	35.7
3	BB	749	752	759	3.6
4	B	507	502	502	2.4
5	CCC and lower	113	107	108	0.5
6	In or near default	37	37	37	0.2

	Total	$20,721	$21,251	$21,147	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of June 30, 2004.

As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

Creditor	Sector	Carrying Value
Union Bank of Switzerland	Financial Institutions	$87
Piedmont Natural Gas	Utilities	85
Weingarten Realty Investors	Financial Institutions	85
National Rural Utilities	Utilities	85
HSBC Holdings PLC	Financial Institutions	84
Goldman Sachs Group	Financial Institutions	84
Cargill Inc	Consumer, Noncyclical	83
Wachovia Corp	Financial Institutions	83
General Electric Corp	Capital Goods	82
Wells Fargo & Co	Financial Institutions	81

We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

The following table shows the ten largest below investment grade debt security exposures by individual issuer at June 30, 2004. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the fair value of the securities and their amortized cost.

				Gross Unrealized
Creditor	Sector	Amortized Cost	Carrying Value	Gain/(Loss)
El Paso Corp	Utilities	$47	$45	$(3)
Ahold, Royal	Consumer, Noncyclical	41	42	1
Discovery Communications	Communications	40	40	1
Enterprise Products LP	Utilities	40	40	(1)
Nova Chem. Ltd.	Basic Materials	37	37	(3)
Rite Aid Corp	Consumer Cyclicals	38	36	(3)
Intertape Polymer Group	Capital Goods	35	34	—
Thomas & Betts Co	Technology	31	32	1
Williams Cos Inc	Utilities	26	27	1
Homer City Funding LLC	Utilities	25	26	1

At June 30, 2004 and December 31, 2003, below investment grade bonds were $1,397 or 6.6% and $1,452 or 7.1% of the carrying value of the bond portfolio.

As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

Impairment Review

Our impairment review procedures remained essentially unchanged during the first six months of 2004. See our Form 10-K for a detailed discussion of our impairment review procedures.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at June 30, 2004. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross Unrealized
	Amortized Cost	Fair Value	Losses	Carrying Value
Due in one year or less	$24	$20	$(4)	$19
Due after one year through five years	954	931	(23)	934
Due after five years through ten years	4,415	4,273	(142)	4,286
Due after ten years through twenty years	1,673	1,598	(75)	1,609
Due after twenty years	1,121	1,079	(42)	1,080
Amounts not due at a single maturity date	75	72	(3)	72

Subtotal	8,262	7,973	(289)	8,000
Redeemable preferred stocks	4	4	—	4

Total	$8,266	$7,977	$(289)	$8,004

The following table shows the credit quality of our debt securities with unrealized losses at June 30, 2004:

	S&P or Equivalent			% of	Gross Unrealized	% of Gross
SVO Rating	Designation	Amortized Cost	Fair Value	Fair Value	Losses	Unrealized Losses	Carrying Value
1	AAA/AA/A	$4,588	$4,444	55.6%	$(144)	49.9%	$4,449
2	BBB	2,996	2,893	36.3	(103)	35.6	2,903
3	BB	320	301	3.8	(19)	6.6	310
4	B	261	246	3.1	(15)	5.2	247
5	CCC and lower	91	84	1.1	(7)	2.4	85
6	In or near default	10	9	0.1	(1)	0.3	10

	Total	$8,266	$7,977	100.0%	$(289)	100.0%	8,004

No individual issuer had an unrealized loss of $10 or greater at June 30, 2004.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position:

	Fair	Gross Unrealized	% of Gross
	Value	Losses	Unrealized Losses	Carrying Value
More than 1 year	$854	$(65)	22.5%	$867
6 months – 1 year	570	(29)	10.0	575
Less than 6 months	6,553	(195)	67.5	6,562

Total	$7,977	$(289)	100.0%	$8,004

Of the $289 gross unrealized losses on debt securities at June 30, 2004, approximately $2 was included in our potentially distressed securities list, but has been on the list for less than twelve months.

Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets and an increase in market interest rates has led to a decrease in unrealized gains and an increase in unrealized losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Losses – Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

For the second quarter and the six months ended June 30, 2004, we had other-than-temporary impairments on bonds of $16 and $32 as compared to $12 and $41 for the same periods of 2003. The larger individual impairments, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

     2004

o	$12.2 write down on a national passenger airline, due to overcapacity in the industry, increasing fuel prices, intense competition from low cost carriers, and the lack of demand for older aircraft.

     2003

o	$5.1 write down on US Generating. This was an investment in a project finance security in the power generating industry. The lessee of this facility filed bankruptcy and rejected this lease.

For the second quarter and first six months of 2004, we incurred losses of $22.8 and $26.3 on sales of securities. There were no individually material losses on sales of securities during this period. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	June 30	December 31
	2004	2003
Federal agency issued mortgage backed securities	$1,911	$2,152
Corporate private-labeled mortgage backed securities	654	752

Total	$2,565	$2,904

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

We experienced MBS principal payments totaling $338 and $603 in the second quarter of 2004 and 2003. Our MBS portfolio is primarily a discount portfolio; therefore, excess principal repayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income in the second quarter of 2004 by $1.5 compared to $11.0 in the 2003 period, on a pre-tax basis. These principal repayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. Our MBS portfolio declined substantially in 2003, and we reinvested most of the proceeds in investment grade corporate bonds.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At June 30, 2004 and December 31, 2003, our allowance for mortgage loan credit losses was $31.6 and $35.5.

Derivative Instruments

Our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through June 30, 2004 has been limited to managing well-defined interest rate and equity market risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $310 and $348 were open as of June 30, 2004 and December 31, 2003. The Company also uses interest rate swaps to hedge prospective bond purchases to back deposits on certain fixed annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. We also purchase S&P 500 Index® options in conjunction with our sales of equity indexed annuities. The reinsurance agreement on the indexed performance of our equity indexed annuities issued prior to August 1, 2002 remains in force.

Market Risk Exposures

We believe that the amounts shown in our Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative of our current sensitivities. As of June 30, 2004, 10-year U.S. Treasury rates had risen 37 basis points to 4.62% since December 31, 2003. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat to declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees in our insurance products.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to duration and rate of the current economic recovery), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; any failure to complete successfully the integration of our recently completed group acquisition; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes, changes in the regulation of the insurance industry or the financial services industry; or changes in other laws and regulations and their impact; and the various risks discussed earlier.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the second quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of
			Shares
	Total		Purchased as	Maximum Number
	Number of		Part of Publicly	of Shares that May
	Shares	Average Price	Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Plans	Under the Plans
April 1-30, 2004	100,000	$49.73	100,000	3,015,800
May 1-31, 2004	2,728,900	$49.37	2,728,900	4,726,100
June 1-30, 2004	655,100	$50.63	655,100	4,071,000

Total for Quarter	3,484,000	$49.62	3,484,000

We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot’s common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, to 5.0 million shares on February 9, 2004 and most recently to 5.0 million shares on May 24, 2004, and in each case we announced the Board’s action in a press release.

In addition, two other types of Jefferson Pilot common stock transactions periodically take place that the SEC staff has suggested be reported here.

1.	A Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in 2004 were: February, 412 shares, average price $53.48; March, 339 shares, average price $54.56; April, 260 shares, average price $53.86; May, 3,360 shares, average price $50.00; and June, 448 shares, average price $51.17.

2.	Under our stock option plans, an optionee may exercise options by certifying to JP that the optionee owns sufficient JP common shares to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. The number of shares so used to pay option exercise prices in 2004 were: January, 721 shares, average price $50.31; and February, 41,400 shares, average price $54.00.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. See Exhibit Index on page 46.

(b) Reports on Form 8-K:

1.	On April 20, 2004, Jefferson Pilot filed a report on Form 8-K, which filed under items 5 and 7 the selected press release schedules issued April 20, 2004, reporting historical quarterly results. The selected press release schedules were filed as an exhibit to the
Form 8-K.

2.	On April 27, 2004, Jefferson Pilot filed a report on Form 8-K, which filed under items 5 and 7 the press release issued April 27, 2004, reporting financial results for the first quarter of 2004. The press release was filed as an exhibit to the Form 8-K.

3.	On June 28, 2004, Jefferson Pilot filed a report on Form 8-K, which furnished under items 7 and 12 the press release issued June 28, 2004, reporting financial results for the second quarter of 2004. The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/ Theresa M. Stone (Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer

Date August 6, 2004

By (Signature) /s/ Reggie D. Adamson (Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer Principal Accounting Officer

Date August 6, 2004

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