Form 10-Q
period 2004-09-30
JEFFERSON PILOT CORP
filed 2004-11-09
CIK 53347

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [  ]

Number of shares of common stock outstanding at September 30, 2004	136,522,471

JEFFERSON-PILOT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

		(Audited)
	September 30	December 31
	2004	2003
	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available for sale, at fair value (amortized cost $18,603 and $16,819)	$19,529	$17,706
Debt securities held to maturity, at amortized cost (fair value $2,635 and $2,918)	2,469	2,752
Equity securities available for sale, at fair value (cost $236 and $304)	652	756
Mortgage loans on real estate	3,594	3,472
Policy loans	842	869
Real estate	126	132
Other investments	156	65

Total investments	27,368	25,752
Cash and cash equivalents	25	72
Accrued investment income	350	326
Due from reinsurers	1,333	1,340
Deferred policy acquisition costs and value of business acquired	2,386	2,230
Goodwill	312	312
Assets held in separate accounts	2,192	2,166
Other assets	680	498

Total assets	$34,646	$32,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,063	$2,674
Policyholder contract deposits	21,560	20,642
Dividend accumulations and other policyholder funds on deposit	246	251
Policy and contract claims	225	165
Other	803	638

Total policy liabilities	25,897	24,370
Commercial paper borrowings	174	654
Obligations under repurchase agreements	495	401
Long-term notes payable	600	—
Junior subordinated debentures	309	309
Currently recoverable income taxes	(38)	(72)
Deferred income tax liabilities	668	543
Liabilities related to separate accounts	2,192	2,166
Accounts payable, accruals and other liabilities	520	519

Total liabilities	30,817	28,890

Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2004-136,522,471 shares; 2003-140,610,540 shares	172	176
Retained earnings	2,977	2,947
Accumulated other comprehensive income	680	683

	3,829	3,806

Total liabilities and stockholders’ equity	$34,646	$32,696

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Dollar Amounts in		(Dollar Amounts in
	Millions Except		Millions Except
	Share Information)		Share Information)
Revenue:
Premiums and other considerations	$328	$237	$960	$707
Universal life and investment product charges	179	181	544	520
Net investment income	406	413	1,226	1,238
Realized investment gains (losses)	3	(5)	37	(4)
Communications sales	58	52	173	153
Broker-dealer concessions and other	28	28	94	76

Total revenue	1,002	906	3,034	2,690

Benefits and Expenses:
Insurance and annuity benefits	575	501	1,701	1,503
Insurance commissions, net of deferrals	62	31	189	81
General and administrative expenses, net of deferrals	48	39	133	109
Insurance taxes, licenses and fees	16	20	53	59
Amortization of policy acquisition costs and value of business acquired	56	92	198	255
Interest expense	12	8	35	25
Communications operations	31	28	97	90

Total benefits and expenses	800	719	2,406	2,122

Income before income taxes and cumulative effect of change in accounting principle	202	187	628	568
Income taxes	68	61	211	193

Income before cumulative effect of change in accounting principle	134	126	417	375
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	(17)	—

Net income	$134	$126	$400	$375

Average number of shares outstanding	136.5	141.4	138.5	142.1

Net Income Per Share of Common Stock:
Net income	$0.98	$0.89	$2.89	$2.64

Net income - assuming dilution	$0.97	$0.88	$2.87	$2.62

Dividends declared per common share	$0.380	$0.330	$1.090	$0.963

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Nine Months Ended
	September 30
	2004	2003
Cash Flows from Operating Activities	$814	$442

Cash Flows from Investing Activities:
Securities and loans purchased, net	(1,475)	(842)
Other investing activities	(128)	(1)

Net cash used in investing activities	(1,603)	(843)

Cash Flows from Financing Activities:
Policyholder contract deposits	2,154	1,782
Policyholder contract withdrawals	(1,257)	(1,082)
Net borrowings (repayments)	213	(99)
Net repurchase of common shares	(226)	(87)
Cash dividends paid	(151)	(137)
Other financing activities	9	6

Net cash provided by financing activities	742	383

Decrease in cash and cash equivalents	(47)	(18)
Cash and cash equivalents at beginning of period	72	67

Cash and cash equivalents at end of period	$25	$49

Supplemental Cash Flow Information:
Income taxes paid	$30	$193

Interest paid	$42	$35

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options under the fair value method of that Statement.

The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income, as reported	$134	$126	$400	$375
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(6)	(4)

Pro forma net income available to common stockholders	$133	$125	$394	$371

Earnings per share available to common stockholders, as reported	$0.98	$0.89	$2.89	$2.64
Pro forma earnings per share available to common stockholders	$0.97	$0.89	$2.85	$2.61
Earnings per share available to common stockholders - assuming dilution, as reported	$0.97	$0.88	$2.87	$2.62
Pro forma earnings per share available to common stockholders - assuming dilution	$0.96	$0.88	$2.82	$2.59

3. Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2003.

The following table summarizes certain financial information regarding the Company’s reportable segments:

	September 30	December 31
	2004	2003
Assets
Individual Products	$18,484	$17,717
AIP	10,479	9,941
Benefit Partners	1,797	1,079
Communications	219	210
Corporate & other	3,667	3,749

Total assets	$34,646	$32,696

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues
Individual Products	$437	$449	$1,325	$1,330
AIP	166	173	519	516
Benefit Partners	308	205	890	611
Communications	58	51	171	151
Corporate & Other	30	33	92	86

	999	911	2,997	2,694
Realized investment gains (losses), before taxes	3	(5)	37	(4)

Total revenues	$1,002	$906	$3,034	$2,690

Reportable segments results and reconciliation to net income available to common stockholders
Individual Products	$76	$79	$226	$229
AIP	17	20	56	63
Benefit Partners	20	10	51	34
Communications	14	11	38	30
Corporate & Other	5	10	22	22

Total reportable segment results	132	130	393	378
Realized investment gains (losses), net of taxes	2	(4)	24	(3)

Income before cumulative effect of change in accounting principle	134	126	417	375
Cumulative effect of change in accounting principle	—	—	(17)	—

Net income	$134	$126	$400	$375

Default charges paid to the Corporate and Other segment for Individual, AIP and Benefit Partners were $17, $10, $1 and $14, $8, $1 for the nine months ended September 30, 2004 and 2003.

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator:
Net income before cumulative effect of change in accounting principle	$134	$126	$417	$375
Cumulative effect of change in accounting principle, net of taxes	—	—	(17)	—

Numerator for earnings per share and earnings per share – assuming dilution - Net income available to common stockholders	$134	$126	$400	$375

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	136,485,685	141,365,238	138,470,054	142,063,945
Effect of dilutive securities:
Stock options	1,014,180	1,157,211	1,260,971	1,010,835

Denominator for earnings per share assuming dilution - adjusted weighted-average shares outstanding	137,499,865	142,522,449	139,731,025	143,074,780

Income before cumulative effect of change in accounting principle	$0.98	$0.89	$3.01	$2.64
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.12)	—

Earnings per share	$0.98	$0.89	$2.89	$2.64

Income before cumulative effect of change in accounting principle	$0.97	$0.88	$2.99	$2.62
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.12)	—

Earnings per share-assuming dilution	$0.97	$0.88	$2.87	$2.62

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

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP or SOP 03-1). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle originally amounting to $13. During the third quarter, AcSEC issued Technical Practice Aids (the TPAs) addressing certain provisions of the SOP. As a result of this additional guidance, we restated our cumulative effect adjustment as of January 1, 2004 to record an additional $4 of expense. The nine month impact of the TPAs on income before cumulative effect of change in accounting principle has been reflected in results for the third quarter. The following table reflects our results for the first quarter of 2004 as originally reported and as adjusted by the third quarter addition to the cumulative effect adjustment.

	Three Months Ended		Three Months Ended
	March 31, 2004	Adoption	March 31, 2004
	As Reported	of TPAs	Restated
Income before cumulative effect of change in accounting principle	$141	$—	$141
Cumulative effect of change in accounting principle, net of taxes	(13)	(4)	(17)

Net income	$128	$(4)	$124

Per share information
Income before cumulative effect of change in accounting principle	$1.00	$—	$1.00
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$0.91	$(0.03)	$0.88

Per share information - assuming dilution
Income before cumulative effect of change in accounting principle	$0.99	$—	$0.99
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$0.90	$(0.03)	$0.87

Our cumulative effect adjustment of $17 related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies. While we had previously provided for these items in our financial statements, the SOP prescribed new methods of valuation. Each of these items was at least partially offset by adjustments to related balances of deferred acquisition costs (DAC) or value of business acquired (VOBA), or in the case of sales inducements, by the establishment of a deferred sales inducement asset. The gross amount of additional policy liabilities established was approximately $15, with $0.1 pertaining to guaranteed minimum death benefits on variable universal life (VUL) products. No additional reserves were necessary related to minimum guaranteed death benefits on variable annuities (VAs), as our already-existing policy liabilities (which were less than $1) proved to be adequate under the new standard with respect to this feature. In addition to the cumulative effect of adoption, the SOP (including the effect of the TPAs) reduced our income before cumulative effect of change in accounting principle for the nine months ended September 30, 2004 by $6.

The Company has policies in force containing two primary types of sales inducements: 1) day one bonuses on fixed annuities, which are in the form of either an increased interest rate for a stated period or an additional premium credit; and 2) persistency-related interest credited bonuses. The fixed annuity bonuses were previously being capitalized and amortized as a component of DAC. Thus, there was no cumulative impact upon adoption other than a balance sheet reclassification of the deferred amount out of DAC into deferred sales inducements. The persistency-related bonuses were previously expensed on a pay-as-you-go basis. These bonuses are now accrued over the period in which the policy must remain in force for the policyholder to qualify for the inducement. Capitalized sales inducements are amortized using the same methodology and assumptions used to amortize DAC. The following table rolls forward our deferred sales inducement asset for the nine months ended September 30, 2004.

Balance, December 31, 2003	$—
Cumulative impact of adoption, including $30 reclassified from DAC	68
Additional amounts deferred	11
Amortization	(7)

Balance, September 30, 2004	$72

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

Pro forma disclosure of prior year periods as if the SOP had been retroactively applied has been omitted based on the impracticality of performing the necessary calculations as of those prior year periods.

7. Retirement Benefit Plans

The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$3	$4	$11	$10
Interest cost	6	5	17	16
Expected return on plan assets	(9)	(9)	(24)	(24)
Amortization of net transition asset	—	—	(1)	(1)
Amortization of prior service cost	1	1	1	1
Amortization of net (gain) loss	—	—	1	(1)

Net periodic benefit cost	$1	$1	$5	$1

The Company expects to make payments of $1 to $2 during 2004 related to our nonqualified plans, which are unfunded. Contributions of $0 and $1 were made during the three and nine months ended September 30, 2004.

Other Postretirement Benefit Plans

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. We have evaluated the provisions of the Act and believe that the benefits provided by our plan are actuarially equivalent thereto. As of September 30, 2004, we do not expect the impact of the Act to be material to our results of operations or our financial position.

8. Canada Life Transaction

Effective March 1, 2004, we acquired via a reinsurance transaction substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company, an indirect subsidiary of Great-West Lifeco Inc. Upon closing, Canada Life ceded, and the Company assumed, approximately $400 million of policy liabilities. The Company also received assets, primarily cash, to back the liabilities. As a result of the transaction, we initially recorded DAC in the amount of $35 and an intangible asset of $25 representing the value of the sales force acquired as part of the transaction. These amounts may be subject to adjustment in the case of any post-closing adjustments related to the transaction. The DAC will be amortized over 15 years, representing the premium-paying period of the acquired blocks. The sales force asset will be amortized over 30 years, representing the period over which we expect to earn premiums from new sales stemming from the added distribution capacity.

9. Comprehensive Income

The components of comprehensive income, net of related effects of DAC/VOBA and income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$134	$126	$400	$375
Unrealized gains (losses) on securities	227	(98)	(2)	121
Change in the fair value of derivative financial instruments	3	(6)	(1)	(5)

Comprehensive income	$364	$22	$397	$491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three month and nine month periods ended September 30, 2004, as compared to the same periods of 2003, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

Overview and Segment Revenues

We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses, supplemented by the discussion herein.

Our reportable segments’ revenues as a percentage of total revenues, excluding realized investment gains (losses), were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Individual Products	44%	49%	44%	49%
AIP	17%	19%	17%	19%
Benefit Partners	30%	23%	30%	23%
Communications	6%	6%	6%	6%
Corporate and Other	3%	3%	3%	3%

The higher proportion of revenues from Benefit Partners in 2004 reflects the acquisition of the Canada Life business, discussed later.

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

These policies were applied in a consistent manner during the first nine months of 2004. Legal proceedings are discussed in Note 5 to the Consolidated Condensed Financial Statements.

Results of Operations

The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$133.7	$126.1	6.0%	$417.0	$375.3	11.1%
Cumulative effect of change in accounting principle	—	—	—	(16.5)	—	(100.0)

Net income	$133.7	$126.1	6.0%	$400.5	$375.3	6.7%

Consolidated Earnings Per Share
Basic:
Income before cumulative effect of change in accounting principle	$0.98	$0.89	10.1%	$3.01	$2.64	14.0%
Cumulative effect of change in accounting principle	—	—	—	(0.12)	—	(100.0)

Net income	$0.98	$0.89	10.1%	$2.89	$2.64	9.5%

Fully-diluted:
Income before cumulative effect of change in accounting principle	$0.97	$0.88	10.2%	$2.99	$2.62	14.1%
Cumulative effect of change in accounting principle	—	—	—	(0.12)	—	(100.0)

Net income	$0.97	$0.88	10.2%	$2.87	$2.62	9.5%

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Average number of shares outstanding	136,485,685	141,365,238	138,470,054	142,063,945

Average number of shares outstanding – assuming dilution	137,499,865	142,522,449	139,731,025	143,074,780

The increase in net income for the third quarter and first nine months of 2004 reflected higher realized gains and earnings growth in the Benefit Partners and Communications segments. The Individual Products and AIP segments declined over the same period. Benefit Partners results for the quarter and year to date periods were favorably impacted by earnings from the business added via the Canada Life transaction, which closed during the first quarter of 2004, and by improved loss ratios during the third quarter and nine months of 2004. Communications achieved market share advances and benefited from increased political advertising revenues in 2004 resulting in earnings growth. Individual Products and AIP results were adversely impacted by spread compression for the quarter and year to date periods due to lower portfolio yields, partially resulting from lower prepayments of mortgage backed securities. Realized investment gains, net of taxes, were $2.2 for the quarter and $24.1 for the first nine months of 2004 versus realized investment losses, net of taxes, of ($3.9) and ($3.1) for the 2003 periods.

The Company adopted SOP 03-1 on January 1, 2004 and adjusted the cumulative effect as of that date during the third quarter of 2004, based on the issuance of new implementation guidance. The implementation of SOP 03-1 created both a cumulative effect upon adoption as well as a reduction to net income in the 2004 periods, as discussed later and in Note 6.

Growth in earnings per share was greater than the growth in dollar earnings amounts for the quarter and nine month period due to repurchases of 5,368,200 shares during the first six months of 2004. Share repurchases during the second half of 2003 also contributed to per share growth in 2004 compared to the 2003 periods.

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

We assess profitability by business segment and measure other operating statistics as detailed in the separate segment discussions that follow. Sales are one of the statistics we use to track performance. Sales in the Individual Products and AIP segments have little immediate impact on insurance revenues for these two segments as described in the segment discussions below.

Results by Reportable Segment

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Individual Products	$75.2	$78.6	(4.3)%	$225.5	$228.9	(1.5)%
AIP	17.6	19.9	(11.6)	56.4	62.7	(10.0)
Benefit Partners	19.7	10.1	95.0	50.8	34.5	47.2
Communications	13.5	11.4	18.4	37.8	30.0	26.0
Corporate and Other	5.5	10.0	(45.0)	22.4	22.3	0.4

Total reportable segment results	131.5	130.0	1.2	392.9	378.4	3.8
Realized investment gains, net of taxes	2.2	(3.9)	156.4	24.1	(3.1)	877.4

Net income before cumulative effect of change in accounting principle	133.7	126.1	6.0	417.0	375.3	11.1
Cumulative effect of change in accounting principle	—	—	—	(16.5)	—	(100.0)

Net income	$133.7	$126.1	6.0%	$400.5	$375.3	6.7%

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

	September 30
	2004	2003
Individual Products	$18,484	$17,365
AIP	10,479	9,582
Benefit Partners	1,797	1,032
Communications	219	202
Corporate and Other	3,667	3,815

Total assets	$34,646	$31,996

Individual Products

The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances. Segment results were:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
UL-Type Products:
Net investment income	$185.2	$187.3	(1.1)%	$553.8	$560.2	(1.1)%
Interest credited to policyholders	(127.8)	(130.6)	2.1	(378.9)	(385.6)	1.7

Interest margin	57.4	56.7	1.2	174.9	174.6	0.2

Product charge revenue:
Cost of insurance charges	137.0	135.0	1.5	405.4	383.8	5.6
Expense charges	30.8	38.7	(20.4)	106.0	107.2	(1.1)
Surrender charges	9.7	6.7	44.8	30.3	27.0	12.2

Total product charge revenue	177.5	180.4	(1.6)	541.7	518.0	4.6

Death benefits and other insurance benefits	(85.8)	(71.8)	(19.5)	(239.0)	(209.2)	(14.2)
Expenses excluding amortization of DAC and VOBA	(23.6)	(25.2)	6.3	(70.6)	(75.7)	6.7
Amortization of DAC and VOBA	(34.3)	(50.1)	31.5	(131.8)	(131.1)	(0.5)
Miscellaneous expense	(0.1)	(0.1)	—	(0.5)	(1.3)	61.5

UL-type product income before taxes	91.1	89.9	1.3	274.7	275.3	(0.2)

Traditional Products:
Premiums and other considerations	37.2	41.3	(9.9)	115.3	128.7	(10.4)
Net investment income	37.7	40.8	(7.6)	114.8	123.9	(7.3)
Benefits	(41.8)	(42.3)	1.2	(130.1)	(147.1)	11.6
Expenses excluding amortization of DAC and VOBA	(6.0)	(6.9)	13.0	(19.8)	(17.5)	(13.1)
Amortization of DAC and VOBA	(4.3)	(3.4)	(26.5)	(11.9)	(12.7)	6.3

Traditional product income before taxes	22.8	29.5	(22.7)	68.3	75.3	(9.3)

Total income before income taxes	113.9	119.4	(4.6)	343.0	350.6	(2.2)
Income taxes	(38.7)	(40.8)	5.1	(117.5)	(121.7)	3.5

Reportable segment results	$75.2	$78.6	(4.3)%	$225.5	$228.9	(1.5)%

The following table summarizes key data for Individual Products that we believe are important drivers and indicators of future profitability:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$48	$48	0.0%	$148	$154	(3.9)%
Community Banks and BOLI	$2	$2	—	$6	$7	(14.3)

Average UL policyholder fund balances	$11,138	$10,658	4.5	$11,073	$10,505	5.4
Average VUL separate account assets	1,525	1,277	19.4	1,515	1,183	28.1

	$12,663	$11,935	6.1%	$12,588	$11,688	7.7%

Average face amount of insurance in force:
Total	$165,527	$164,669	0.5%	$165,770	$164,231	0.9%
UL-type policies	$126,789	$123,497	2.7	$126,575	$122,871	3.0
Average assets	$18,384	$17,245	6.6%	$18,169	$16,991	6.9%

Sales from our Individual Markets excluding Community Banks and bank-owned life insurance (BOLI) were flat for the quarter and were lower than in 2003 for the nine months primarily due to record sales levels in the first quarter of 2003. In recent years, increased competition among providers of Universal Life insurance contracts has resulted in a shortening of the product life cycle. A focus on product development efforts has resulted in a greater distribution of product offerings for our customers, with no single product representing a majority of our life insurance sales. Community Banks and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.

Approximately 58% of year to date and 59% of prior year life insurance sales were attributable to products with secondary guarantee benefits. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus, and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since guaranteed UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See Capital Position for discussion of an ongoing industry debate related to statutory-basis reserving methodologies for these types of products.

Interest margin on UL-type products was essentially flat for the third quarter and first nine months versus 2003. Lower investment yields were mitigated by growth in policyholder fund balances and our management of interest spreads. The lower investment yield was primarily due to the general interest rate environment. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances while considering our competitive strategies as well. The average investment spread on fixed UL products declined 17 basis points to 1.91% for the third quarter compared to the 2003 quarter and declined 14 basis points to 1.87% for the nine months. Prepayments of mortgage-backed securities significantly increased during 2003 as a result of declines in long-term mortgage rates, but have been immaterial in 2004. We estimate that prepayments in excess of expected levels increased effective investment yields in the third quarter and first nine months of 2003 by 28 basis points and 19 basis points. The decrease in excess accretion of discount contributed to the decline in effective investment spreads on fixed UL products in 2004. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At October 1, 2004 and January 1, 2004, our crediting rates were approximately 35 and 49 basis points on average in excess of our minimum guaranteed rates. Policies representing approximately 58% of the UL policyholder fund balances were at their minimum guaranteed rates. The earned rate on investments backing our UL blocks declined to 6.47% versus 6.53% for the second quarter of 2004. By comparison, the earned rate was 6.98% for the third quarter of 2003. Should new money rates decline or remain at current levels, we will experience interest spread compression prospectively.

Product charge revenue declined 1.6% in the third quarter, despite growth in average UL policyholder fund balances of 4.5%, and increased 4.6% for the first nine months, compared to 5.4% growth in average UL policyholder fund balances. The newly adopted SOP 03-1 guidance, discussed further below, reduced the amortization of unearned expense charges by $3.7. The effect of reflecting updated longer-term assumptions in estimated gross profits for certain insurance blocks reduced the amortization of unearned expense charges by $3.0 in the third quarter of 2004 versus a $2.2 increase in the amortization of unearned expense charges in the 2003 quarter. Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. Also contributing to the decrease in product charge revenue in the third quarter of 2004 versus the 2003 quarter is a reinsurance recapture executed in the third quarter of 2003 that increased cost of insurance charges (COIs) in that quarter by $8.4. Excluding the impact of these factors, product charge revenue grew 7.1% for the quarter and 7.6% for the first nine months over 2003. An increase in the average age of our insureds is contributing to growth in COIs in excess of the growth in average UL policyholder fund balances, but will contribute to increased death benefits as well. Surrender activity also increased in the quarter, resulting in higher surrender charges.

UL-type death benefits and other insurance benefits included $9.9 for the third quarter and $12.2 for the first nine months of 2004 related to the impact of SOP 03-1. The January 1, 2004 cumulative effect of the initial adoption of SOP 03-1 was refined in the current quarter due to the issuance of additional implementation guidance that was adopted in the quarter. This change also increased the impact of SOP 03-1 on an ongoing basis, with the nine-month effect of the refinement to insurance benefits amounting to $8.7. See Note 6 for further discussion of this accounting principle. UL-type death benefits for the third quarter of 2003 also included $7.6 for the reinsurance recapture mentioned above. Absent these items, UL-type death benefits and other insurance benefits increased 20% in the third quarter and 13% for the first nine months over 2003. UL-type death benefits, net of reinsurance, per thousand dollars of face amount of insurance in-force were $0.77 in the 2004 quarter compared to $0.70 in the 2003 quarter and $2.34 compared to $2.22 for the nine month periods. Growth and aging of our blocks will contribute to the increased level of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from quarter to quarter.

Consistent with the trend in recent years, traditional premiums and other considerations declined from the third quarter and first nine months of 2003, as our life insurance sales efforts are currently focused on UL-type products. Net investment income from our traditional blocks declined period over period due to lower investment yields, partly due to lower prepayments of mortgage-backed securities, and the decreasing size of the block.

Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 112.4% and 112.8% in the third quarter and first nine months compared to 102.4% and 114.3% in the 2003 periods. The increase in the current quarter was primarily attributable to lower policyholder dividends in 2003.

Total expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Commissions	$68.8	$66.6	(3.3)%	$198.2	$212.2	6.6%
General and administrative – acquisition related	19.2	18.5	(3.8)	57.2	60.3	5.1
General and administrative – maintenance related	10.2	10.2	—	32.4	31.2	(3.8)
Taxes, licenses and fees	9.6	13.3	27.8	31.9	40.7	21.6

Total commissions and expenses incurred	107.8	108.6	0.7	319.7	344.4	7.2
Less commissions and expenses capitalized	(78.2)	(76.5)	2.2	(229.3)	(251.2)	(8.7)

Expenses excluding amortization of DAC and VOBA	29.6	32.1	7.8	90.4	93.2	3.0
Amortization of DAC and VOBA	38.6	53.5	27.9	143.7	143.8	0.1

Total expense	$68.2	$85.6	20.3%	$234.1	$237.0	1.2%

Expenses excluding amortization of DAC and VOBA decreased in the third quarter and first nine months of 2004 from the 2003 periods, primarily due to increased efficiencies reflected in our marketing and distribution costs, and lower taxes licenses and fees, stemming from a reduction in our effective premium tax rate and a reduction in state income tax accruals following the filing of the tax returns. The expense amounts we capitalize as DAC include first year commissions and deferrable acquisition expenses. We generally limit our capitalization of deferrable acquisition expenses to the lower of product specific pricing allowables or actual deferrable acquisition costs. See further discussion of DAC and VOBA under the Financial Position section. During the third quarter, we adjusted our assumptions for interest spreads, mortality and lapsation on certain blocks of business, resulting in a $13.8 reduction in DAC amortization for the quarter. Also, the establishment of the additional SOP 03-1 reserves in the quarter changed the pattern of expected gross profits for the related products, resulting in a $7.5 decrease to amortization for the quarter and first nine months. These adjustments to DAC amortization are partially offset by corresponding adjustments to unearned expense charges discussed above. On a year to date basis, DAC unlocking has had the effect of reducing DAC amortization by $27.4. DAC unlocking reduced DAC amortization by $2.8 and $12.9 for the third quarter and first nine months of 2003.

The effective income tax rate was lower in 2004 for the quarter and year to date periods, due primarily to an increase in the dividends received deduction on equity securities and to other tax favored investments held in the Individual Products portfolio.

The growth in average Individual Products assets in 2004 was primarily due to growth in UL and VUL policyholder fund balances, partially offset by a decline in assets supporting our traditional block of business.

At September 30, 2004, UL-type products sold to community banks accounted for $2.0 billion in UL policyholder fund balances and have averaged 6% to 9% of earnings for the Individual Products segment in recent years. At September 30, 2004, DAC and VOBA balances, net of unearned revenue reserves, related to these blocks amounted to approximately $100. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force. The following factors may influence policyholders to continue these coverages: 1) our ability to adjust credited rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing DAC, VOBA and unearned revenue for these policies reflect a higher expected lapse rate than other UL blocks of business due to the factors noted above.

In addition to the risk factor described above, our financial and operating risks for this segment, some of which are mentioned in our Overview in the Form 10-K, include failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of DAC and VOBA; increased lapses when interest rates rise, particularly in those non-variable UL-type products subject to low or no surrender charges; changes in taxation or other regulatory changes related to our products and competing offerings; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); and the effects of unresolved litigation. We discuss financial and operating risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K.

Annuity and Investment Products

Annuity and Investment Products are marketed through most of the distribution channels discussed in Individual Products above as well as through financial institutions, investment professionals and annuity marketing organizations. Jefferson Pilot Securities Corporation (JPSC) markets variable life insurance written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.

Reportable segment results were:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Investment product charges and premiums	$3.4	$1.6	112.5%	$9.0	$6.1	47.5%
Net investment income	137.2	145.5	(5.7)	425.4	438.4	(3.0)
Broker-dealer concessions and other	25.6	26.5	(3.4)	84.5	71.8	17.7

Total revenue	166.2	173.6	(4.3)	518.9	516.3	0.5

Policy benefits (including interest credited)	100.3	101.2	0.9	307.6	308.5	0.3
Insurance expenses	14.6	17.0	14.1	45.4	44.6	(1.8)
Broker-dealer expenses	24.6	24.9	1.2	80.0	66.8	(19.8)

Total benefits and expenses	139.5	143.1	2.5	433.0	419.9	(3.1)

Income before income taxes	26.7	30.5	(12.5)	85.9	96.4	(10.9)
Income taxes	9.1	10.6	14.2	29.5	33.7	12.5

Reportable segment results	$17.6	$19.9	(11.6)%	$56.4	$62.7	(10.0)%

The following table summarizes key information for AIP:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Fixed annuity premium sales	$312	$188	66.0%	$913	$435	109.9%
Variable annuity premium sales	—	—	—	—	2	(100.0)

	$312	$188	66.0%	$913	$437	108.9%

Investment product sales	$1,037	$926	12.0%	$3,767	$2,204	70.9%

Average policyholder fund balances	$9,291	$8,428	10.2%	$9,098	$8,330	9.2%
Average separate account policyholder fund balances	323	344	(6.1)	338	338	—

	$9,614	$8,772	9.6%	$9,436	$8,668	8.9%

Average assets	$10,462	$9,534	9.7%	$10,316	$9,463	9.0%
Effective investment spreads for fixed annuities, including SFAS 133 adjustment	1.62%	1.96%		1.68%	1.92%
Fixed annuity surrenders as a percentage of beginning fund balances	15.4%	8.5%		11.0%	8.1%

Fixed annuity premium sales increased in the third quarter and first nine months of 2004 versus 2003 as a result of increased acceptance in the marketplace of equity-indexed annuities (EIAs). EIAs comprised over three-fourths of our AIP sales during the third quarter and first nine months of 2004.

Profitability of EIAs depends on the management of the purchase price of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts investment income and interest credited in equal and offsetting amounts. For the third quarter of 2004, this adjustment reduced investment income and interest credited by $5.8, with no net impact on reportable segment results. However, Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that we also calculate fair values of index options we will purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent our estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was increased by $2.8 in the third quarter and $1.3 in the first nine months of 2004 versus a $0.5 and $1.0 decrease to interest credited for the comparable 2003 periods. The notional amounts of index allocation were $831 at September 30, 2004 and $170 at September 30, 2003.

Net investment income declined despite growth in average policyholder fund balances, due to a decline in investment yields and due to the market value adjustment of $5.8 described above. Lower investment yields were due to a decline in the base earned rate, due to the general interest rate environment, as well as a reduction in excess prepayments of mortgage-backed securities. We estimate that prepayments of mortgage backed securities in excess of expected levels increased effective yields in the AIP segment by 34 and 25 basis points in the third quarter and first nine months of 2003, with virtually no benefit in 2004.

We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings growth that lags behind growth in average fund balances for a period of time, unless sales increase substantially. The market value adjustment of $5.8 described above, which reduced interest credited, contributed to the decline in policy benefits. General market interest rate declines and changes in product design were smaller factors in the spread compression.

Our ability to manage interest crediting rates on fixed annuity products is limited by the impact on future profitability of continued low general market interest rates, as the investment of cash flows at current interest rates reduces our average portfolio yield and crediting rate actions are limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.4 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, and our crediting rates on average were approximately 10 basis points in excess of our minimum guaranteed rates at September 30, 2004. Approximately $3.2 billion of fixed annuity policyholder fund balances have multi-year guaranteed (MYG) rates, of which a portion have begun to reset in the second half of 2004. Approximately $800 will reset in 2005 and approximately $2.2 billion will reset in 2006 and thereafter. As multi-year guarantees expire, policyholders will have the opportunity to renew their coverages at rates in effect at that time. Our ability to retain these annuities will be subject to then current competitive conditions. The current average spread to the minimum underlying guarantee on these products is approximately 261 basis points.

Annuity surrenders were higher in the 2004 third quarter reflecting, in part, the surrender of annuities with expiring multi-year guarantees. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. As of September 30, 2004, 46% of our fixed annuity average fund balances were subject to a surrender charge of at least 5% or a MVA. This compares with 49% as of December 31, 2003.

Beginning with the first quarter of 2004 and in accordance with SOP 03-1 (see Note 6), net deferral and amortization of bonus interest is presented in policy benefits. Previously, it had been included as a component of DAC and was included in insurance expenses. Excluding the $2.9 and $6.9 net deferral for the third quarter and first nine months of 2004, policy benefits increased 2.0% and 1.9%, as growth in average policyholder fund balances was largely offset by interest crediting rate reductions.

Total AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Insurance companies:
Commissions	$20.5	$8.6	(138.4)%	$56.5	$21.6	(161.6)%
General and administrative – acquisition related	3.6	3.1	(16.1)	10.4	8.9	(16.9)
General and administrative – maintenance related	1.6	1.2	(33.3)	4.8	4.0	(20.0)
Taxes, licenses and fees	0.6	0.5	(20.0)	1.8	1.4	(28.6)

Total commissions and expenses incurred	26.3	13.4	(96.3)	73.5	35.9	(104.7)
Less commissions and expenses capitalized	(22.5)	(8.9)	152.8	(62.6)	(27.4)	128.5
Amortization of DAC and VOBA	10.8	12.5	13.6	34.5	36.1	4.4

Net expense – insurance companies	14.6	17.0	14.1	45.4	44.6	(1.8)

Broker/Dealer:
Commissions	21.8	22.0	0.9	71.4	59.2	(20.6)
Other	2.8	2.9	(3.4)	8.6	7.6	(13.2)

Net expense – broker/dealer	24.6	24.9	1.2	80.0	66.8	(19.8)

Net expense	$39.2	$41.9	6.4%	$125.4	$111.4	(12.6)%

The decrease in our insurance companies’ net expenses for the quarter was due to lower DAC amortization primarily the result of lower prepayments of mortgage-backed securities in 2004, and to increased capitalization from higher sales in the third quarter of 2004 versus 2003. These impacts were offset somewhat by the SOP 03-1 reclassification of the net deferral of bonus interest to benefits as discussed above. Commissions, acquisition related general and administrative expenses and DAC capitalization all increased with the strong sales increase over the first nine months of 2003. Lower DAC amortization, attributable to lower profit emergence including lower prepayments of mortgage-backed securities, was offset by the impact of the SOP 03-1 reclassification.

Investment product sales increased substantially over the third quarter and first nine months of 2003. However, broker/dealer revenues for the quarter declined since a large portion of the revenue growth occurred in stock sales that have little or no gross dealer concessions. On a year to date basis, higher commission payouts on newer products have contributed to an increase in the growth of broker/dealer expenses compared to the growth in broker/dealer revenues.

Risks in the annuity business, other than those mentioned in our Overview in the Form 10-K, are spread compression; increased lapses from maturity of MYG annuities; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges; execution risk on EIA hedges; changes in taxation of our products or products they might compete with; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Financial Position, Capital Resources and Liquidity, and Market Risk Exposures sections of this filing and in our Form 10-K.

Benefit Partners

The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third party administrators and other employee benefit firms.

Reportable segment results were:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Premiums and other considerations	$284.2	$190.3	49.3%	$824.4	$563.4	46.3%
Net investment income	23.7	15.9	49.1	65.3	48.3	35.2

Total revenues	307.9	206.2	49.3	889.7	611.7	45.4

Policy benefits	212.1	148.4	(42.9)	625.2	433.9	(44.1)
Expenses	65.6	42.4	(54.7)	186.4	124.8	(49.4)

Total benefits and expenses	277.7	190.8	(45.5)	811.6	558.7	(45.3)

Income before income taxes	30.2	15.4	96.1	78.1	53.0	47.4
Income taxes	10.5	5.3	(98.1)	27.3	18.5	(47.6)

Reportable segment results	$19.7	$10.1	95.0%	$50.8	$34.5	47.2%

The following table summarizes key information for Benefit Partners:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Life, Disability and Dental annualized sales	$46.8	$38.6	21.2%	$148.8	$151.3	(1.7)%
Reportable segment results:
Life	$7.1	$4.5	57.8	$18.9	$11.2	68.8
Disability	12.0	5.4	122.2	29.1	20.9	39.2
Dental	1.1	2.0	(45.0)	2.2	3.3	(33.3)
Other	(0.5)	(1.8)	72.2	0.6	(0.9)	166.7

Total	$19.7	$10.1	95.0%	$50.8	$34.5	47.2%

Loss ratios:
Life	75.0%	76.6%		75.3%	79.1%
Disability	69.6	72.9		71.2	68.8
Dental	76.6	72.4		78.1	76.7
Combined	72.9%	74.3%		73.9%	74.3%
Total expenses as a % of premium income	23.1%	22.3%		22.7%	22.2%
Average assets	$1,781	$1,006		$1,638	$965

Reportable segment results for Benefit Partners increased substantially in the third quarter and nine months of 2004. These results reflect both improved loss ratios in our existing business and about $5.3 and $12.2 of after tax earnings from the acquired Canada Life business, excluding $1.7 and $3.9 of higher after-tax borrowing costs related to the acquisition that are included in the Corporate and Other segment.

Total revenues for Benefit Partners increased over the third quarter and first nine months of 2003 due to the March 1, 2004 acquisition of substantially all of the group life, disability and dental business of Canada Life (“the Canada Life block”) and due to organic growth from sales during 2003 and the first nine months of 2004. See Note 8 for further discussion of the Canada Life transaction. Excluding the Canada Life block, premiums and other considerations increased 12.0% and 14.8% over the third quarter and first nine months of 2003. Annualized sales increased over the third quarter of 2003 primarily due to good sales execution from established sales representatives, and declined from the first nine months of 2003 due to the extraordinarily strong sales results in last year’s first quarter as well as, across the industry, a continued strong competitive environment.

Policy benefits increased in the third quarter and first nine months of 2004 over the same periods in 2003, reflecting growth from the acquired Canada Life business as well as strong organic growth in our business.

Expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Commissions	$32.4	$21.8	(48.6)%	$94.0	$64.2	(46.4)%
General and administrative	29.6	18.2	(62.6)	81.6	55.9	(46.0)
Taxes, licenses and fees	6.3	5.1	(23.5)	18.6	15.4	(20.8)

Total commissions and expenses incurred	68.3	45.1	(51.4)	194.2	135.5	(43.3)
Less commissions and expenses capitalized	(9.7)	(28.1)	(65.5)	(27.7)	(85.3)	(67.5)
Amortization of DAC	7.0	25.4	72.4	19.9	74.6	73.3

Total expense	$65.6	$42.4	(54.7)%	$186.4	$124.8	(49.4)%

Total expense growth for the third quarter and first nine months of 2004 was somewhat elevated due to the impact of expenses from Canada Life integration activities. The increase in the total unit expense ratios for the third quarter and first nine months of 2004 relative to the 2003 periods is driven by the impact of these integration expenses as well as the decline in DAC capitalization and growth in DAC amortization expense on a unit expense basis. In the first quarter 2004, we changed our presentation of commissions, which are paid and expensed on a monthly basis. In the past, we reflected such commissions as capitalized and fully amortized each month. We no longer flow these commissions through DAC. This change has no impact on total expenses or reportable segment results.

In October 2004, the Office of the Attorney General of the State of New York announced a lawsuit following a probe into two practices it had observed in the insurance brokerage industry: “bid rigging” and “contingent commissions”. Jefferson-Pilot has not been named in any litigation or investigation and has not received any subpoenas with regard to such matters, though all insurance companies and brokers licensed in the State of North Carolina have been asked by the Insurance Commissioner of North Carolina to provide certain information in the context of an industry fact-finding investigation. Benefit Partners has found no evidence of “bid rigging”. Benefit Partners utilizes broker bonus programs in its business development practices. Such bonuses are considered normal practice within the industry. It is unclear at this time what, if any, changes in regulation may come about as a result of this matter, but

Jefferson-Pilot is positioning its business practices to respond appropriately to any increase in required disclosure or other such change in business practices.

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

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results were:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
Communications revenues (net)	$58.1	$51.7	12.4%	$173.1	$152.9	13.2%
Cost of sales	10.5	9.3	(12.9)	32.7	30.0	(9.0)
Operating expenses	20.3	18.8	(8.0)	64.1	60.4	(6.1)

Broadcast cash flow	27.3	23.6	15.7	76.3	62.5	22.1
Depreciation and amortization	2.1	2.0	(5.0)	6.5	6.2	(4.8)
Corporate general and administrative expenses	1.6	1.7	5.9	5.2	4.4	(18.2)
Net interest expense	0.6	0.5	(20.0)	1.6	1.6	—

Operating revenue before income taxes	23.0	19.4	18.6	63.0	50.3	25.2
Provision for income taxes	9.5	8.0	(18.8)	25.2	20.3	(24.1)

Reportable segment results	$13.5	$11.4	18.4%	$37.8	$30.0	26.0%

Communications revenues increased 12.4% over the third quarter of 2003 due to growth in all three divisions. Communications revenues for the first nine months of 2004 increased by 13.2% over 2003 due to growth in all three operating divisions. Combined revenues for radio and television increased 10.2% over the third quarter of 2003 and 11.0% year to date due to improved revenue shares in most markets. Typically, political advertising favorably impacts television revenues in even numbered years. Political advertising for television was $2.1 for the quarter and $4.0 year to date. Excluding the impact of political advertising, television revenues increased 7.8% over the third quarter of 2003 and 7.7% year to date.

Broadcast cash flow increased by 15.7% during the third quarter and 22.1% year to date in 2004 due to increases in revenues combined with effective operating expense control in all the businesses.

Total expenses, excluding interest expense, increased 8.5% over the third quarter of 2003 and 7.4% year to date. As a percent of communication revenues, these expenses were 59.4% and 61.5% for the third quarter of 2004 and 2003 and 62.7% and 66.1% year to date.

Risks for this segment include sensitivity to cyclical changes in both the general economy and the economic strength of local markets, concentration of our advertising revenues from the automotive industry, the ability to periodically renew FCC licenses, technological changes, possible growth in competing media and consolidation in the broadcast industry. We discuss these risks in more detail in the Communications section of our Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Earnings on investments and other income	$23.1	$24.3	$72.0	$68.5
Interest expense on debt	(12.5)	(8.2)	(35.0)	(25.4)
Operating expenses	(6.4)	(8.0)	(16.2)	(21.0)
Income taxes	1.3	1.9	1.6	0.2

Reportable segment results	5.5	10.0	22.4	22.3
Realized investment gains (losses), net of taxes	2.2	(3.9)	24.1	(3.1)

Reportable segment results, including realized investment gains (losses)	$7.7	$6.1	$46.5	$19.2

Earnings on investments and other income decreased slightly in the third quarter of 2004 and improved $3.5 year to date. The year to date increase was driven by income from a $3.6 settlement from a Bank of America merger class action suit, an increase in default charges received from the operating segments, and increased dividends on equity securities, offset by approximately $3.9 foregone earnings ($1.7 for the third quarter) on capital transferred to the Benefit Partners segment in connection with the acquisition of the Canada Life business. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of our shares outstanding, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

Interest expense on debt increased reflecting a change in the mix of outstanding indebtedness between floating and fixed rate instruments. Specifically, our fixed rate indebtedness increased with the issuance of ten-year notes on January 27, 2004 at an effective interest rate of 4.77%. Two-thirds of the ten-year notes issued are associated with the Canada Life acquisition. See Note 8 of our Form 10-K for details of our debt structure and interest costs.

Effective tax rates improved in the first nine months of 2004 versus 2003 due to an increase in the dividends received deduction.

Realized investment gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Stock gains	$18.7	$—	$82.3	$13.8
Stock losses	(1.2)	—	(4.2)	—
Bond gains	5.7	7.9	31.2	44.7
Bond losses from sales and calls	(4.4)	(13.2)	(30.7)	(17.9)
Bond losses from write downs	(16.4)	(14.9)	(48.7)	(56.0)
Other gains and losses (net)	4.4	(1.1)	6.6	(1.8)

Total pretax gains (losses)	6.8	(21.3)	36.5	(17.2)
DAC amortization	(3.4)	16.1	0.6	13.2
Income taxes	(1.2)	1.3	(13.0)	0.9

Realized investment gains (losses), net of taxes	$2.2	$(3.9)	$24.1	$(3.1)

Bond impairments increased slightly in the third quarter, but decreased in the first nine months of 2004 as a result of improvement in the corporate credit environment. Third quarter write-downs primarily reflected further deterioration among airline issuers.

We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC and VOBA amortization on realized gains and losses on investments that back UL-type and annuity products.

The following table summarizes assets assigned to this segment:

	September 30
	2004	2003	Change
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,065	$1,116	(4.6)%
Unrealized gain on fixed interest investments	643	729	(11.8)
Coinsurance receivables on acquired blocks	934	997	(6.3)
Employee benefit plan assets	377	344	9.6
Goodwill arising from insurance acquisitions	270	270	—
Other	378	359	5.3

Total	$3,667	$3,815	(3.9)%

Total assets for the Corporate and Other segment decreased primarily as a result of the decrease in unrealized gains on fixed interest investments. A large policy loan repayment was received in the second quarter, reducing coinsurance receivables.

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

Total assets increased $2.0 billion from year end 2003 due primarily to the Canada Life acquisition and growth in the insurance blocks.

Intangible assets on our balance sheet include DAC, VOBA, deferred sales inducements, goodwill and FCC licenses.

DAC, VOBA and Unearned Revenue

Both DAC and VOBA are amortized through expenses as revenues are recognized in the future. Some of the assumptions regarding future experience that can affect the carrying value of DAC and VOBA balances include mortality, interest spreads, lapse rates and policy fees earned. VUL and VA products contain an additional assumption regarding the rate of growth of the separate account mutual funds, referred to as the mean reversion assumption. At least annually, we compare the emerging experience on each of our insurance blocks to our assumptions used for estimating future gross profits. When it is determined that our assumptions vary from emerging experience, we revise our assumptions to reflect actual trends and recognize unlocking adjustments for the block of business being evaluated in the quarter the evaluation is completed. These adjustments can impact the carrying value of DAC, VOBA and unearned revenue, and can impact the estimation of SOP 03-1 reserves. Such adjustments must be reflected in earnings and can be positive or negative. See our Form 10-K for further discussion.

The DAC and VOBA balances on our traditional individual and group insurance products were $308.1 or 11.5% of the gross balances (before adjustments for unrealized gains and losses) at September 30, 2004, and are generally subject to little volatility.

DAC and VOBA on UL-type products were $2,012.5 or 75.1% of the gross balances at September 30, 2004, and DAC and VOBA on our annuity products were $358.0 or 13.4%.

As discussed under Individual Products, during the third quarter of 2004 we unlocked our DAC assumptions regarding mortality, interest spreads, and lapsation on certain blocks of business. In our Form 10-K, we provided sensitivity analyses of changes in significant assumptions to DAC and VOBA. Those analyses continue to accurately portray the estimated sensitivity of DAC and VOBA to the significant underlying assumptions used therein.

We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of expected gross profits for these products.

Defined Benefit Pension Plans

Total pension expense including both defined benefit expense and defined contribution pension expense was $1.9 for the third quarter and $5.9 for the first nine months of 2004 compared to $0.6 and $1.7 for the 2003 periods. The increase in pension expense is the result of a lower discount rate (6.25% for 2004 versus 6.75% for 2003) for the defined benefit pension obligations combined with amortization of market related gains and losses, which have primarily been losses for the last three years.

Goodwill and Other

The status and trends related to goodwill and reinsurance receivables were essentially unchanged during the first nine months of 2004. See our Form 10-K for further discussion. We completed our annual test of goodwill impairment in the second quarter of 2004, concluding that no impairment had occurred.

Capital Resources

Our capital structure consists of 10-year term notes, floating rate EXtendible Liquidity Securities® (EXLs), short-term commercial paper, securities sold under repurchase agreements, long-term junior subordinated debentures, and stockholders’ equity. We also have a bank credit agreement, under which we have the option to borrow at various interest rates. The agreement, as amended on May 7, 2004, aggregates $348, which is available until May 2007.

Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $174 and $654 at September 30, 2004 and December 31, 2003 were 1.76% and 1.13%. The maximum amount outstanding in 2004 after the January issuance of the term debt and EXLs was $298 and the maximum amount outstanding during 2003 was $656.

Our commercial paper is currently rated by two rating agencies.

Agency	Rating
Fitch	F1+
Standard & Poor’s	A1+

These are the highest ratings that these agencies issue and each has been affirmed in 2004. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We use proceeds to purchase securities with longer durations as an asset/liability management strategy. At September 30, 2004 and December 31, 2003, repurchase agreements, including accrued interest, were $495 and $401. The securities involved had a fair value and amortized cost of $516 and $488 at September 30, 2004 versus $428 and $406 at December 31, 2003. The maximum principal amount outstanding for the first nine months of 2004 was $528 versus $597 for the year ended December 31, 2003.

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

Stockholders’ equity increased $23 in 2004 over the yearend amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, decreased $3. The remaining change in stockholders’ equity is due to net income, dividends to stockholders, and common share activity through issuance of shares under our stock option plans and our share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 11.8% and 12.5% at September 30, 2004 and December 31, 2003.

During the first nine months of 2004, we repurchased 5,368,200 of our common shares at an average cost of $51.05, all of which occurred prior to the third quarter. In May 2004, our board refreshed its share repurchase authorization to 5 million shares, with 4.1 million remaining at September 30, 2004.

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, a significant portion of our life sales consists of products containing no-lapse guarantees, for which statutory reserving practices (referred to as “AXXX”) are currently under review by the National Association of Insurance Commissioners. Numerous proposals have been circulated by regulators and the industry and debate is ongoing. Under these proposals, we could be required to hold additional statutory policy reserves. Our estimate of the potential impact on our yearend 2004 statutory surplus under the various proposals ranges from $0 to $200. This potential impact would grow annually, particularly with continued sales of products subject to these reserve requirements. We are pursuing strategies to mitigate some or all of the potential reserves increase through reinsurance involving letters of credit. The proposals under consideration, if adopted in a manner that results in significantly increased statutory reserves, could cause the Company and other insurers to increase pricing or otherwise limit availability of certain product offerings.

Our current capital and surplus levels, together with the rating agencies’ assessments of our business strategies, have enabled our major life insurance affiliates to attain the following claims paying ratings:

	JP Life	JPFIC	JPLA
A.M. Best	A++	A++	A++
Standard & Poor’s	AAA	AAA	AAA
Fitch Ratings	AA+	AA+	AA+

The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies and have been reaffirmed in 2004, while the ratings by Fitch Ratings is that agency’s second highest rating, which also was reaffirmed in 2004. A significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

Liquidity

We meet liquidity requirements primarily by positive cash flows from the operations of our subsidiaries. Cash provided by operations in the first nine months of 2004 and 2003 was $814 and $442. The primary driver for the increase over 2003 related to the Canada Life transaction and lower federal income tax payments.

Net cash used in investing activities was $1,603 and $843 for the first nine months of 2004 and 2003. In 2004, investment purchases increased substantially due to cash received in the Canada Life transaction and from higher annuity sales. Cash used in other investing activities increased due to purchases of affordable housing tax credit securities, acquisition of additional FCC licenses and an increase in policy loans.

Net cash provided by financing activities was $742 and $383 for the first nine months of 2004 and 2003, including cash inflows from policyholder contract deposits net of withdrawals of $897 and $700, with this increase reflecting increased annuity sales. Stock repurchases increased $139 in the first nine months of 2004 over the prior year period. Net borrowings increased $312 in the first nine months of 2004 over 2003 largely due to the capital assigned to the Canada Life acquisition.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our subsidiaries. Cash dividends received from subsidiaries by the parent company during the first nine months were $186 and $224 in 2004 and 2003. The lower level of dividends was in accordance with our capital planning strategies for 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which can be negatively impacted by bond losses and write downs and by potential AXXX reserve increases. Approval of dividends from our life insurance subsidiaries will depend upon circumstances at the time, but historically our levels of statutory income and capital have been sufficient to obtain such approvals.

Cash and cash equivalents were $25 and $72 at September 30, 2004 and December 31, 2003. The parent company and non-regulated subsidiaries held equity and fixed income securities of $647 and $753 at these dates. We consider the majority of these securities to be a source of liquidity to support our strategies.

Total debt and equity securities available-for-sale at September 30, 2004 and December 31, 2003 were $20,181 and $18,462.

Contractual Obligations

Purchase obligations consist of JPCC commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights. During the second quarter of 2004, JPCC announced an agreement in principle that will give JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. While the agreement has not yet been executed, negotiations are complete and we do not anticipate any material changes to the terms of the agreement. Purchase obligations, including obligations relating to this pending agreement, represent $368 as of September 30, 2004, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities for $232 over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.

Commitments

We routinely enter into commitments to extend credit in the form of commercial mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of September 30, 2004 and December 31, 2003 approximated $162 and $86. These commitments will be funded through cash flows from operations and investment maturities.

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

Approximately 89% of our securities portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies section of our Form 10-K. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our securities portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities.

The following table shows the carrying values of our invested assets:

	September 30		December 31
	2004		2003
Publicly-issued bonds	$16,802	61.4%	$15,823	61.3%
Privately-placed bonds	5,183	18.9	4,621	17.9

Total bonds	21,985	80.3	20,444	79.2
Redeemable preferred stock	13	—	14	—

Total debt securities	21,998	80.3	20,458	79.2
Mortgage loans on real property	3,594	13.1	3,472	13.4
Common stock	650	2.4	754	2.9
Non-redeemable preferred stock	2	—	2	—
Policy loans	842	3.1	869	3.4
Real estate	126	0.5	132	0.5
Other	156	0.6	65	0.3
Cash and cash equivalents	25	—	72	0.3

Total	$27,393	100.0%	$25,824	100.0%

Unrealized Gains and Losses

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of September 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$257	$16	$—	$273	$273
Federal agency mortgage backed securities (including collateralized mortgage obligations)	1,725	75	(5)	1,795	1,795
Obligations of states and political subdivisions	57	4	—	61	61
Corporate obligations	15,907	876	(70)	16,713	16,713
Corporate private-labeled mortgage backed securities (including collateralized mortgage obligations)	645	31	(2)	674	674
Redeemable preferred stock	12	1	—	13	13

Subtotal, debt securities	18,603	1,003	(77)	19,529	19,529
Non-redeemable preferred stock	1	1	—	2	2
Common stock	235	422	(7)	650	650

Securities available-for-sale	18,839	1,426	(84)	20,181	20,181

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	6	1	—	7	6
Corporate obligations	2,463	172	(7)	2,628	2,463

Debt securities held-to-maturity	2,469	173	(7)	2,635	2,469

Total AFS and HTM securities	$21,308	$1,599	$(91)	$22,816	$22,650

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

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of September 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$964	$56	$(3)	$1,017	$1,007
Capital Goods	1,292	78	(5)	1,365	1,346
Communications	1,266	74	(9)	1,331	1,311
Consumer Cyclical	1,107	62	(9)	1,160	1,147
Consumer Noncyclical	2,327	133	(8)	2,452	2,434
Energy	1,400	71	(3)	1,468	1,461
Technology	338	9	(1)	346	345
Transportation	792	58	(6)	844	839
Other Industrials	756	43	(1)	798	794
Utilities	3,859	249	(14)	4,094	4,054
Financials
Banks	2,282	136	(9)	2,409	2,390
Insurance	820	26	(3)	843	840
Other Financials	1,499	75	(6)	1,568	1,561
Mortgage Backed Securities (including Commercial Mortgage Backed Securities)	2,370	106	(7)	2,469	2,469

Total	$21,072	$1,176	$(84)	$22,164	$21,998

Credit Risk Management

At September 30, 2004, the average quality rating of our bond portfolio was “A-” (the Moody’s equivalent is “A3”), which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating:

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value
1	AAA	$2,878	$3,004	$3,000	13.6%
1	AA	1,933	2,049	2,035	9.3
1	A	7,206	7,628	7,557	34.4
2	BBB	7,721	8,119	8,046	36.6
3	BB	779	805	801	3.6
4	B	410	420	420	1.9
5	CCC and lower	117	111	111	0.5
6	In or near default	28	28	28	0.1

	Total	$21,072	$22,164	$21,998	100.0%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of September 30, 2004. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

Creditor	Sector	Carrying Value
JP Morgan Chase & Company	Financial Institutions	$149
Cargill Incorporated	Consumer, Noncyclical	99
UnitedHealth Group	Consumer, Noncyclical	96
Goldman Sachs Group	Financial Institutions	94
General Electric Company	Capital Goods	93
Wells Fargo & Company	Financial Institutions	93
Weingarten Realty Investment	Financial Institutions	93
Anheuser-Busch Companies	Consumer, Noncyclical	93
Morgan Stanley Dean Witter	Financial Institutions	92
Burlington Northern Santa Fe	Transportation	91

We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

The following table shows the ten largest below investment grade debt security exposures by individual issuer at September 30, 2004. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the fair value of the securities and their amortized cost.

				Gross
				Unrealized
Creditor	Sector	Amortized Cost	Carrying Value	Gain/(Loss)
Ahold, Royal	Consumer, Noncyclical	$50	$46	$4
El Paso Corporation	Utilities	47	47	0
Discovery Communications	Communications	40	40	2
Nova Chem. Ltd.	Basic Materials	37	37	1
Rite Aid Corporation	Consumer Cyclicals	34	38	(4)
Thomas & Betts Corporation	Technology	32	31	2
Intl Telecom Satellite US	Communications	28	32	(4)
Qwest Communications Intl	Communications	28	29	(2)
Williams Cos Inc	Utilities	28	26	2
Homer City Funding LLC	Utilities	27	25	3

At September 30, 2004 and December 31, 2003, below investment grade bonds were $1,352 or 6.2% and $1,452 or 7.1% of the carrying value of the bond portfolio.

As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

Impairment Review

Our impairment review procedures remained essentially unchanged during the first nine months of 2004. See our Form 10-K for a detailed discussion of our impairment review procedures.

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at September 30, 2004. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized		Unrealized	Carrying
	Cost	Fair Value	Losses	Value
Due in one year or less	$28	$25	$(3)	$25
Due after one year through five years	479	470	(9)	471
Due after five years through ten years	1,686	1,651	(35)	1,656
Due after ten years through twenty years	904	878	(26)	879
Due after twenty years	325	316	(9)	316
Amounts not due at a single maturity date	75	73	(2)	73

Subtotal	3,497	3,413	(84)	3,420
Redeemable preferred stocks	4	4	—	4

Total	$3,501	$3,417	$(84)	$3,424

The following table shows the credit quality of our debt securities with unrealized losses at September 30, 2004:

	S&P or			% of	Gross	% of Gross
	Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
SVO Rating	Designation	Cost	Value	Value	Losses	Losses	Value
1	AAA/AA/A	$1,720	$1,688	49.4%	$(32)	38.1%	$1,690
2	BBB	1,396	1,368	40.0	(28)	33.3	1,370
3	BB	164	153	4.5	(11)	13.1	154
4	B	134	129	3.8	(5)	6.0	130
5	CCC and lower	87	79	2.3	(8)	9.5	80
6	In or near default	—	—	—	—	—	—

	Total	$3,501	$3,417	100.0%	$(84)	100.0%	$3,424

No individual issuer had an unrealized loss of $10 or greater at September 30, 2004.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position:

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value
More than 1 year	$996	$(43)	51.2%	$1,001
6 months – 1 year	568	(15)	17.8	569
Less than 6 months	1,853	(26)	31.0	1,854

Total	$3,417	$(84)	100.0%	$3,424

Of the $84 gross unrealized losses on debt securities at September 30, 2004, approximately $2 was included in our potentially distressed securities list, but has been on the list for less than three months.

Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets and an increase in market interest rates has led to a decrease in unrealized gains and an increase in unrealized losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. If we determine that we no longer have the intent to hold a security until forecasted recovery, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Losses - Write Downs and Sales

Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.

For the third quarter and the nine months ended September 30, 2004, we had other-than-temporary impairments on bonds and stocks of $18 and $50 as compared to $15 and $56 for the same periods of 2003. The larger individual impairments in the third quarters, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:

     2004

•	$5.3 write down on a national passenger airline, due to high labor costs, increasing fuel prices, intense competition from low cost carriers, an inability to access capital, and the lack of demand for older aircraft.

     2003

•	$9.8 write down on US Generating. This was an investment in a project finance security in the power generating industry. The lessee of this facility filed bankruptcy and rejected this lease.

For the third quarter and first nine months of 2004, we incurred losses of $4.4 and $30.7 on sales of securities. There were no individually material losses on sales of securities during this period. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

Mortgage Backed Securities

Mortgage backed securities (including Commercial Mortgage Backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	September 30	December 31
	2004	2003
Federal agency issued mortgage backed securities	$1,795	$2,152
Corporate private-labeled mortgage backed securities	674	752

Total	$2,469	$2,904

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

We experienced MBS principal payments totaling $221 and $823 in the third quarter of 2004 and 2003. Our MBS portfolio is primarily a discount portfolio; therefore, excess principal prepayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income in the third quarter of 2004 by $0.6 compared to $16.3 in the 2003 period. These principal prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. Our MBS portfolio declined substantially in 2003, and we reinvested most of the proceeds in investment grade corporate bonds.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At September 30, 2004 and December 31, 2003, our allowance for mortgage loan credit losses was $21.9 and $35.5, respectively. The reduction in our allowance for mortgage loans in the first nine months of 2004 results primarily from allowances on specific loans that were realized as losses in our quarter and year-to-date earnings.

Derivative Instruments

Our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through September 30, 2004 has been limited to managing well-defined interest rate and equity market risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $330 and $348 were open as of September 30, 2004 and December 31, 2003. The Company also uses interest rate swaps to hedge prospective bond purchases to back deposits on certain fixed annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. We also purchase S&P 500 Index® options in conjunction with our sales of equity indexed annuities. The reinsurance agreement on the indexed performance of our equity indexed annuities issued prior to August 1, 2002 remains in force.

Market Risk Exposures

We believe that the amounts shown in our Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative of our current sensitivities. As of November 8, 2004, 10-year U.S. Treasury rates had decreased 4 basis points to 4.21% since December 31, 2003. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat to declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees in our insurance products.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to duration and rate of the current economic recovery), the impact on the economy from any further terrorist activities or any US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; any failure to complete successfully the integration of our recently completed group acquisition; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes, changes in the regulation of the insurance industry or the financial services industry; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); or changes in other laws and regulations and their impact; and the various risks discussed earlier.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the third quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of
			Shares
	Total		Purchased as	Maximum Number
	Number of		Part of Publicly	of Shares that May
	Shares	Average Price	Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Plans	Under the Plans
July 1-31, 2004	0	$0.00	0	4,071,000
August 1-31, 2004	0	$0.00	0	4,071,000
September 1-30, 2004	0	$0.00	0	4,071,000

Total for Quarter	0	$0.00	0

We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot’s common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, to 5.0 million shares on February 9, 2004 and most recently to 5.0 million shares on May 24, 2004, and in each case we announced the Board’s action in a press release.

In addition, two other types of Jefferson Pilot common stock transactions periodically take place that the SEC staff has suggested be reported here.

1.	A Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on domestic shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the third quarter 2004 were: July, none; August, 360 shares, average price $48.59; and September, 465 shares, average price $49.95.

2.	Under our stock option plans, an optionee may exercise options by certifying to JP that the optionee owns sufficient JP common shares to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. There were no such exercises in the third quarter 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. See Exhibit Index on page 48.

(b) Reports on Form 8-K:

1.	On July 28, 2004, Jefferson Pilot filed a report on Form 8-K, which furnished under items 7 and 12 the press release issued July 28, 2004, reporting financial results for the second quarter of 2004. The press release was filed as an exhibit to the Form 8-K.

4.	On October 27, 2004, Jefferson Pilot filed a report on Form 8-K, which furnished under items 2.02 and 9.01 the press release issued October 27, 2004, reporting financial results for the third quarter of 2004. The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/ Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer

Date: November 9, 2004

By (Signature) /s/ Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer
Principal Accounting Officer
Date: November 9, 2004

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