Form 10-K
period 2004-12-31
JEFFERSON PILOT CORP
filed 2005-03-15
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes  ☒     No  ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          Yes     ☒          No     ☐
      The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2004 was approximately $6.9 billion. At March 1, 2005, 136.6 million shares of the registrant’s common stock, par value $1.25 per share, were outstanding.
Documents Incorporated by Reference
      Portions of the definitive Proxy Statement to be filed for the May 2, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.
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

Jefferson Pilot Financial Insurance Company (JPFIC),

Jefferson Pilot LifeAmerica Insurance Company (JPLA),

Jefferson Pilot Securities Corporation, a non-clearing NASD registered broker/dealer (with its subsidiaries, JPSC), and

Jefferson-Pilot Communications Company (with its subsidiaries, JPCC).
Through these and other subsidiaries, we primarily engage in the business of writing life insurance policies, writing annuity policies and selling other investment products, writing group life, disability income and dental policies, operating radio and television broadcasting facilities, and producing sports programming. Greensboro, North Carolina is the center for most operations, although a major base of operations in Concord, NH serves JPFIC, JPLA and our broker/dealers, and we conduct the group life, disability income and dental insurance operations primarily in JPFIC’s offices in Omaha, Nebraska.
      We provide further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 11 (MD&A).
      Over the past ten years we have made a number of acquisitions.
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
      In March 2004, JPFIC acquired substantially all of the U.S. group life, disability income and dental insurance business of The Canada Life Assurance Company.
     (b) Financial Information About Industry Segments
      We present industry segment information in Note 15.

          (c) Narrative Description of Business
      Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:
Revenues by Segment*

	2004	2003	2002

	(In Millions)
Individual Products	$1,780	$1,774	$1,737
Annuity and Investment Products	718	694	686
Benefit Partners	1,202	820	698
Communications	239	214	208
Corporate and Other	163	71	77

	$4,102	$3,573	$3,406

*	Revenues include net investment income earned on assets backing insurance liabilities and line surplus for each reportable segment. Corporate and Other revenues include $41, ($47) and ($22) of realized gains (losses) for 2004, 2003 and 2002.
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
      Our companies market individual life products through independent general agents, independent national marketing organizations, agency building general agents, our district agency network, broker/dealers, banks and strategic alliances.
      Annuity and Investment Products. Our insurance subsidiaries offer annuity and investment products. They market through most of the distribution channels discussed above and through investment professionals and annuity marketing organizations. Our broker/dealers market variable life insurance written by our insurance subsidiaries, and also sell other securities and mutual funds.

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
      Insurance companies also must file detailed annual reports on a statutory accounting basis with the state supervisory agencies where each does business. See Note 11 regarding statutory accounting principles, including differences from GAAP accounting. These agencies may examine the business and accounts at any time. Under the rules of the National Association of Insurance Commissioners (NAIC) and state laws, the supervisory agencies of one or more states examine a company periodically, usually at three to five year intervals.
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
      Competition. Our insurance subsidiaries operate in a highly competitive field which consists of a large number of stock, mutual and other types of insurers. Consolidation among producers and increasingly larger marketing organizations has heightened competition among insurance manufacturers who compete to distribute their products through these channels.
      Certain insurance and annuity products also compete with other investment vehicles. Marketing of annuities and other competing products by banks and other financial institutions has increased. Our broker/dealers also operate in a highly competitive environment. Existing tax laws affect the taxation of life insurance and many competing products. Various changes and proposals for changes have been made in income and estate tax laws, some of which could adversely affect the taxation of certain products or their use as retirement or estate planning vehicles, or create new tax favored competing products, and thus impact our marketing and the volume of our policies surrendered.
      Employees. As of December 31, 2004, our insurance operations including our broker/dealer employed approximately 3,000 persons and contracted with another approximately 600 agency building general agents (career agents) and home service agents who are statutory employees for FICA purposes. Substantially all of these employees are payrolled with JP Life and costs are allocated to affiliates under various service agreements that have been approved by state insurance regulators.
COMMUNICATIONS
      JPCC owns and operates three television stations and operates 18 radio stations as well as Jefferson-Pilot Sports, a sports production and syndication business.
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
JP Sports
      JP Sports’ principal business is to produce and syndicate broadcasts of Atlantic Coast Conference (ACC) and Southeastern Conference (SEC) football and basketball events. The contracts with the leagues were renewed in 2001 and extend through 2005 for ACC football and through 2006 with an option through 2011 for ACC basketball, and through 2009 for the SEC. Raycom Sports is an equal partner in the contract for ACC basketball. An agreement in principle has been reached with the ACC to modify the existing arrangement as a result of the expansion of the Conference. Among other modifications to the agreement, football will be extended beyond 2005 and Raycom Sports will become an equal partner in ACC football. We discuss the commitments under these contracts in MD&A and in Note 18.
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
      Employees. As of December 31, 2004, JPCC employed approximately 775 persons full time.
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
      Broadcasting licenses are granted for a period of eight years for both television and radio and, in the absence of adverse claims as to the licensee’s qualifications or performance, will normally be renewed by the FCC for an additional term. Renewals of some of our licenses are pending. See the Communications section in MD&A for more discussion about license renewals.
     (d) Foreign Operations
      All our operations are conducted within the United States. We occasionally make fixed income investments outside the U.S. for our investment portfolio.
     (e) Available Information
      JP makes available free of charge on or through our Internet website (http://www.jpfinancial.com) JP’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after JP electronically files this material with, or furnishes it to, the Securities and Exchange Commission.
     (f) Risk Factors
      Our businesses and our investments are subject to a number of risks, which are discussed in MD&A.

Item 2.	Properties
      JP Life owns its home office consisting of a 20-story building and an adjacent 17-story building in downtown Greensboro, NC. These buildings house insurance operations and provide space for commercial leasing. JP Life also owns a supply and printing facility, a parking deck and a computer center, all located on nearby properties.
      JPFIC, JPLA and our broker/dealers conduct operations in Concord, NH in two buildings on approximately 196 acres owned by JPFIC. A portion of one building is available for commercial leasing.
      JPFIC conducts operations in Omaha, NE in three buildings on its 11 acre campus. Portions of two buildings are leased to others. It also conducts some group operations in leased space in Atlanta, GA.
      Subsidiaries lease insurance sales and broker/dealer office space in various jurisdictions.
      JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and owns or leases the towers supporting its radio and television antennas.

Item 3.	Legal Proceedings
      JP Life, as successor to Pilot Life Insurance Company, is a defendant in a proposed class action suit, Thorn v. Jefferson-Pilot Life Insurance Company, filed September 11, 2000 in the United States District Court in Columbia, SC. The complaint alleges that Pilot Life and its successors decades ago unfairly discriminated in the sale of certain small face amount life insurance policies and that these policies were unreasonably priced. The suit alleges fraudulent inducement, constructive fraud, and negligence in the marketing of these policies. The plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. On December 2, 2004, the court issued an order denying Thorn’s motion to certify a class. The Fourth Circuit Court of Appeals has agreed to hear Plaintiff’s interlocutory appeal. While management is unable to estimate the probability or the range of any possible loss, management believes that our practices have complied with state insurance laws, and JP Life intends to vigorously defend the claims asserted.
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
      None.
Executive Officers of the Registrant
      Dennis R. Glass, 55, President and Chief Executive Officer since March 1, 2004, and previously President and Chief Operating Officer since November 2001, joined JP in 1993. He was Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.
      Robert D. Bates, 63, became an Executive Vice President and President — Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.

      Charles C. Cornelio, 45, has been Executive Vice President — Technology and Insurance Services since February 9, 2004, and previously he was Senior Vice President. He joined JP in 1997 when we acquired JPFIC from The Chubb Corporation.
      Mark E. Konen, 46, has been Executive Vice President — Life and Annuity Manufacturing since February 9, 2004, and previously he was Senior Vice President and also served as Corporate Actuary. He joined JP in 1994.
      Warren H. May, 50, has been Executive Vice President — Marketing and Distribution since he joined JP in October 2002. Mr. May joined Travelers Life & Annuity Company in Hartford, CT in November 1995 as Senior Vice President, leading the independent distribution sales and marketing team for life and annuity products, as well as the advanced sales attorneys, advertising/promotion professionals and technology support staff. Mr. May later assumed expanded responsibility including offshore life and qualified plan marketing. In his last role at Travelers he served as Chief Executive Officer of Travelers Life Distributors and Chairman of Tower Square Securities, Inc., Travelers’ independent broker dealer.
      Donald L. McDonald, 42, has been Executive Vice President and Chief Investment Officer since he joined JP in November 2004. He was Executive Vice President and Chief Investment Officer of Conning Asset Management from 1991 to 2001.
      Theresa M. Stone, 60, has been Chief Financial Officer of JP since November 2001, and also has been Executive Vice President of JP and President of JPCC since July 1, 1997. She also served as JP’s Treasurer to May 2004 from November 2001. Previously she was President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation to May 1997 when we acquired JPFIC.
      There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for Mr. Glass to his rights under his employment agreement listed as an exhibit to this Form 10-K.

PART II

Item 5.	Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      (a) Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

	2004		2003		2002		2001		2000

	High	Low	High	Low	High	Low	High	Low	High	Low

First Quarter	55.08	48.97	40.93	35.75	53.00	45.23	49.67	41.00	45.42	33.25
Second Quarter	56.39	47.40	43.20	38.34	52.99	45.07	49.25	44.07	46.46	36.88
Third Quarter	50.20	47.01	46.57	41.21	47.50	36.75	49.00	38.00	47.21	37.83
Fourth Quarter	52.64	46.56	50.72	44.55	45.21	36.35	46.90	41.15	50.58	39.33
      (b) Holders. As of March 1, 2005, our stock was owned by 8,560 shareholders of record, and a much larger number of street name holders.
      (c) Dividends. They are shown in Item 6 below on page 8. Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in MD&A.
      (d) Issuer Purchases of Equity Securities.

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares that May Yet Be
	Shares	Average Price	as Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plans	Plans

October 1–31, 2004	0	$0.00	0	4,071,000
November 1–30, 2004	0	$0.00	0	4,071,000
December 1–31, 2004	0	$0.00	0	4,071,000

Total for Quarter	0	$0.00	0

      We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot’s common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, to 5.0 million shares on February 9, 2004 and most recently to 5.0 million shares on May 24, 2004, and in each case we announced the Board’s action in a press release.
      In addition, two other types of Jefferson Pilot common stock transactions periodically take place that the SEC staff has suggested be reported here.

1.	A Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the fourth quarter 2004 were: October, none; November, 3,549 shares, average price $48.61; and December, 493 shares, average price $50.13.

2.	Under our stock option plans, an optionee may exercise options by certifying to JP that the optionee owns sufficient JP common shares to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. The number of shares so used to pay option exercise prices in fourth quarter 2004 were: December, 80,460 shares, average price $52.26.

Item 6.	Selected Financial Data
REVENUE BY SOURCES

	2004	2003	2002	2001	2000

	(In Millions)
Individual Products	$1,780	$1,774	$1,737	$1,682	$1,664
Annuities and Investment Products	718	694	686	647	629
Benefit Partners	1,202	820	698	602	537
Communications	239	214	208	195	206
Corporate and Other	122	118	99	130	134

Revenues before investment gains (losses) and cumulative effect of change in accounting principle	4,061	3,620	3,428	3,256	3,170
Realized investment gains (losses)	41	(47)	(22)	66	102
Cumulative effect of change in accounting for derivative instruments (1)	—	—	—	2	—

Total Revenues	$4,102	$3,573	$3,406	$3,324	$3,272

NET INCOME BY SOURCES

	2004	2003	2002	2001	2000

	(In Millions)
Individual Products	$302	$309	$293	$295	$287
Annuities and Investment Products	76	85	80	75	78
Benefit Partners	71	51	48	44	33
Communications	54	46	40	34	41
Corporate and Other	33	32	4	20	6

Total reportable segment results (3)	536	523	465	468	445
Realized investment gains (losses), net of taxes	27	(31)	(15)	44	67

Income before cumulative effects of changes in accounting principles	563	492	450	512	512
Cumulative effect of change in accounting for derivative instruments, net of taxes (1)	—	—	—	1	—
Cumulative effect of change in accounting for long-duration contracts, net of taxes (2)	(17)	—	—	—	—

Net Income	$546	$492	$450	$513	$512

(1)	Effective January 1, 2001, the Company adopted SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

(2)	Effective January 1, 2004, the Company adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(3)	Reportable segment results is a non-GAAP measure. See discussion in the MD&A under the section heading, “Results by Business Segment”. Effective January 1, 2002, the Company ceased amortization of goodwill as a result of the adoption of a new accounting standard (See Note 2).

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SUMMARY OF SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

	(In Millions Except Share and Per Share Information)
Income before cumulative effects of changes in accounting principles	$563	$492	$450	$512	$512
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	1	—
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(17)	—	—	—	—

Net income	$546	$492	$450	$513	$512

Per share information:
Income before cumulative effects of changes in accounting principles	$4.08	$3.47	$3.07	$3.37	$3.31
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	0.01	—
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(0.12)	—	—	—	—

Net income	$3.96	$3.47	$3.07	$3.38	$3.31

Per share information — assuming dilution:
Income before cumulative effects of changes in accounting principles	$4.04	$3.44	$3.04	$3.33	$3.28
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	0.01	—
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(0.12)	—	—	—	—

Net income	$3.92	$3.44	$3.04	$3.34	$3.28

Cash dividends declared on common stock	$208	$187	$175	$166	$152

Cash dividends declared per common share	$1.52	$1.32	$1.20	$1.12	$1.00

Cash dividends paid per common share:
First quarter	$0.33	$0.30	$0.28	$0.25	$0.22
Second quarter	0.38	0.33	0.30	0.28	0.25
Third quarter	0.38	0.33	0.30	0.28	0.25
Fourth quarter	0.38	0.33	0.30	0.28	0.25

Total	$1.47	$1.29	$1.18	$1.07	$0.96

Average common shares outstanding (thousands)	137,999	141,795	146,847	151,915	154,576

Total assets	$35,105	$32,696	$30,619	$29,005	$27,331

Debt and junior subordinated debentures	$1,097	$963	$762	$756	$853

Stockholders’ equity	$3,934	$3,806	$3,540	$3,391	$3,159

Stockholders’ equity per share of common stock	$28.75	$27.07	$24.79	$22.61	$20.47

Note: All share information has been restated to reflect the April 2001
3-for-2 stock split, effected in the form of a stock dividend.
Cash dividends per share may not add due to rounding related to the splits.

SUPPLEMENTAL INFORMATION

	2004	2003	2002	2001	2000

	(In Millions)
Life Insurance In Force (Excludes Annuities):
Traditional	$37,649	$40,583	$41,570	$41,185	$43,083
Universal Life	98,751	96,369	91,675	89,054	89,741
Variable Universal Life	29,331	29,547	30,327	28,650	23,884
Benefit Partners	152,180	100,432	90,627	53,763	61,812

Total Life Insurance In Force	$317,911	$266,931	$254,199	$212,652	$218,520

Life Premiums on a SFAS 60 Basis:
First Year Life (Note)	$757	$834	$821	$918	$517
Renewal and Other Life	1,228	1,106	1,059	1,061	1,062

Life Insurance	1,985	1,940	1,880	1,979	1,579
Accident and Health (including premium equivalents)	742	533	445	382	351

Total Life Insurance Premiums	$2,727	$2,473	$2,325	$2,361	$1,930

Annuity Premiums on a SFAS 60 Basis:
Fixed Annuity	$1,265	$815	$1,051	$1,497	$1,273
Variable Annuity (including separate accounts)	7	11	26	59	127

Total Annuity Premiums	$1,272	$826	$1,077	$1,556	$1,400

Investment Product Sales	$4,780	$3,258	$2,904	$2,803	$3,677

Communications Broadcast Cash Flow	$108	$92	$85	$74	$90

Note: First year life premiums include single premiums.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2004, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except share and per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.
Company Profile

Overview
      Jefferson-Pilot Corporation (JP) is a holding company whose financial services and broadcasting subsidiaries provide products and services in four major businesses: 1) life insurance; 2) annuities and investment products; 3) group life, disability and dental insurance; and 4) broadcasting and sports programming production.
      Our principal life insurance subsidiaries are Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its wholly owned subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA). Jefferson-Pilot Communications Company (JPCC) and its wholly owned subsidiaries conduct our broadcasting operations. Jefferson Pilot Securities Corporation (with related entities, JPSC) is a registered non-clearing broker/dealer that sells mutual funds, affiliated and non-affiliated variable life and annuity products and other investment products.
      In our three financial services segments, effective investment management and asset/liability management are important to our financial position and results of operations. Interest spread, which represents the difference between interest earned on our investments and interest credited to policyholder funds, is a key component of our results for individual life insurance and annuities products. The earned rate on our investment portfolio has declined steadily in recent years as a result of a decline in the general interest rate environment. We believe that the historically low interest rate levels that we have experienced will continue to challenge our earnings progression. Our operating results also depend on the level of mortality (death) and morbidity (disability and health) costs we incur. We attempt to address these factors through underwriting risk selection and classification, by adjusting policyholder crediting rates to achieve desired spread performance for our individual life insurance and annuity products, by monitoring claim and industry health care trend reports for our group insurance products, and through a focus on conservative product designs. Also, we record substantial intangible asset balances because we defer commissions and expenses incurred in selling new policies (deferred policy acquisition costs), and because of acquisitions of in-force blocks of insurance (value of business acquired and goodwill). The assumptions that we use in accounting for these intangible assets are important to our reported results. For a more complete explanation of these important concepts, please see the Critical Accounting Policies and Estimates, Investments and Market Risk Exposures sections of this report. Due to competition from other financial services providers, it is important that we achieve continuing improvements in internal cost efficiencies in relation to policies administered and assets under management.
      Our Individual Products segment sells life insurance on individuals, through which we underwrite the economic risks of mortality and provide vehicles for the accumulation of individual savings. We select and classify mortality risks within a competitive marketplace and a highly regulated industry. Because we earn revenues for accepting mortality risks, the growth in face amount of insurance in force is a key measure for a portion of our revenue growth. We further analyze this segment by its two unique product types: UL-type products and traditional products. UL-type products offered by this segment include universal life (UL) and variable universal life (VUL) products. UL-type product premiums may vary over the life of the policy at the discretion of the policyholder, so we do not recognize them as revenues when received, although UL-type premiums do increase assets and liabilities. We earn spreads between interest earned and credited to policyholders from aggregation and investment of policyholder funds. In managing these spreads, we develop and maintain systems and skills that are necessary to understand and mitigate credit and interest rate risks. We also recognize revenues on UL-type products from mortality, expense and surrender charges earned (policy charges). Trends in policyholder fund balances and segment assets are important measures when analyzing the development of segment earnings.
      Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto. Because of market preferences, we do not currently offer new traditional products except for some term life insurance.
      Product development is important to growth in sales. We operate within a competitive marketplace by offering products that respond to demographic changes, the evolving financial needs of our customers, and regulatory requirements. We currently sell individual life insurance products designed to provide our customers vehicles for wealth accumulation, mortality protection, and a balance between those two objectives. Because this segment issues long-duration contracts, sales results may not materially impact current period profitability, but longer-term sales trends are an important indicator of future growth in earnings.
      Our Annuity and Investment Product (AIP) segment primarily offers our proprietary fixed annuity products. We also sell mutual funds and other investment products through our broker/dealer. We earn interest spreads and policy charges on our annuity products, and recognize revenues from concession income earned on investment product sales by our broker/dealer. The principal source of segment results is investment spreads on policyholder fund balances. Investment selection and matching of interest rate risk profiles of investments to those of policyholder fund balances are critical to achieving successful results within this segment. In recent years, historically low interest rates have reduced the margin between rates we credit to policyholder accounts and those that are guaranteed under contractual provisions, which limits our ability to reduce crediting rates. We have responded to that exposure through innovative product designs that reduce spreads required to achieve desired returns. Because we derive a majority of our earnings from spread management activities, trends in policyholder fund balances and effective investment spreads earned are both important drivers of segment results.
      Product development activities are important to providing appropriate products to a highly competitive marketplace. We have introduced new products with fixed-interest and equity-index components over the last two years that have contributed to improving sales trends. With careful hedging of the economic risk of equity-index components, these products impact our earnings similarly to fixed-interest products. Sales of traditional fixed-interest, multi-year guarantee products declined in the two most recent years because of competition from other financial services products within a declining interest rate environment. New fixed annuity premium sales and surrenders of existing policies are both key indicators of trends in policyholder fund balances.
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
      Insurance products offered by this segment to the employer marketplace include group non-medical products, principally term life, disability and dental insurance. As these are traditional products, we recognize premium receipts from this segment as revenues and profits are expected to emerge in proportion to the revenue recognized. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. Also, expense ratios are an important factor in profitability since group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders. The trend in sales is an important indicator of development of business in force over time.

      Effective March 1, 2004, we acquired substantially all of the U.S.-based group life, disability and dental business of The Canada Life Assurance Company, an indirect subsidiary of Great-West Lifeco Inc, via a reinsurance transaction. As a result of this acquisition, we are positioned with approximately $1 billion of annual group life, disability and dental premiums. See Note 1 for further discussion of the details of this transaction.
      Our Communications segment consists of radio and television broadcasting operations located in selected markets in the Southeastern and Western United States, and sports program production. We generate revenues for this segment through advertising, sales of programming rights and other programming compensation.
      Management evaluates the performance of our broadcast stations using a number of metrics including audience levels (ratings), growth in audiences, revenue growth, relative share of market revenues, and operating efficiencies, with the ultimate goal of achieving growth in broadcast cash flow. We focus our efforts at the local level, combining sound business practices with service to the community. We monitor each station’s product through market research and tailor the product to our target audience’s tastes and listening/viewing habits. We attempt to maximize revenues and increase revenue share by focusing on management of commercial inventory and pricing. We achieve operating efficiencies by exercising tight expense control at both the local and corporate levels. FCC licenses, which are required for operations, are subject to periodic renewal. Intangible assets related to FCC licenses that are recognized in our financial statements are included within other assets in our consolidated balance sheets.
      Our Corporate and Other segment contains the activities of the parent company and passive investment affiliates, surplus of the life insurance subsidiaries not allocated to other segments, financing expenses on corporate debt, strategic initiatives intended to benefit the entire company, and federal and state income taxes not otherwise allocated to business segments. We include all realized gains and losses on investments in the Corporate and Other segment, and hold all defaulted securities in this segment. Realized investment gains are gains and losses on sales and write downs of investments, and although these are included in revenues and income, we exclude them in assessing the performance of our business segments.
      The Company’s business segments, operating results, risks and opportunities are discussed in further detail in the sections that follow.

Segment Revenues
      Our segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Year Ended

	2004	2003	2002

Individual Products	44%	50%	52%
AIP	18%	19%	20%
Benefit Partners	29%	22%	20%
Communications	6%	6%	6%
Corporate and Other	3%	3%	2%
Critical Accounting Policies and Estimates

General
      We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position. In applying these critical accounting policies in preparing our financial statements, management must use significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, assumptions and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 2.

DAC, VOBA and Unearned Revenue Reserves
      The Individual Products, AIP and Benefit Partners segments defer the costs of acquiring new business. These costs include first-year commissions and incentive compensation and certain costs of underwriting and issuing policies plus agency office expenses. These deferred expenses are referred to as deferred policy acquisition costs (DAC). When we acquire new blocks of business through an acquisition, we allocate a portion of the purchase price based on relative fair values to a separately identifiable intangible asset, referred to as value of business acquired (VOBA). We initially establish VOBA as the actuarially determined present value of future gross profits of each business acquired. Both DAC and VOBA are amortized through expenses, as discussed further below.
      We defer significant portions of expense charge revenues on certain UL products as unearned revenue reserves, included within other policy liabilities in our consolidated balance sheets, and amortize them into income over time using the same assumptions we use for DAC and VOBA. Unearned revenue reserves on UL products were $375.4 at December 31, 2004, including $55.7 for VUL products. We report both the deferral and amortization of unearned revenue reserves as revenues within universal life and investment product charges.
      DAC and VOBA on UL-type products were $2,043.7 or 75.2% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2004, including $516.5 related to VUL products. We amortize DAC and VOBA on UL-type products and annuity products relative to the future estimated gross profits (EGP) over the life of these products. In calculating the future EGP for these products, management must make long-term assumptions regarding the following components: 1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; 2) estimated mortality in excess of fund balances accumulated; 3) expected interest rate spreads between income earned, including default charges paid to the Corporate and Other segment, and amounts credited to policyholder accounts; and 4) estimated costs of policy administration (maintenance).
      We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. In addition to these three assumptions, VUL and VA products require an additional critical assumption that affects DAC and VOBA amortization, the rate of growth of the separate account mutual funds that generate additional policy fees we use in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.25% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model’s overall long-term rate of return. We cap the reversion rate of return at 8.25% for one year and 10% for years two through five. This limitation reduces the cumulative effective long-term rate.
      We regularly review the models, and the assumptions we used in them, so that the modeled EGPs reflect management’s current view of future events. At least annually, we compare these assumptions to emerging experience on each of our insurance blocks. Short-term deviations in experience, which are reflected as assumption true-up adjustments, do not necessarily indicate that a change to our long-term assumptions of future experience is warranted. If we determine that it is appropriate to change our long-term assumptions of future experience, we recognize unlocking adjustments for the block of business being evaluated. Certain assumptions, such as interest spreads and lapse rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The balances of DAC, VOBA, unearned revenue reserves and secondary guarantee benefit reserves (discussed in Note 6) are immediately impacted by any assumption changes with the change reflected through the income statement. These adjustments can be positive or negative.

      The following table reflects the possible pretax income statement impacts that could occur in a given year if we change our assumptions as illustrated related to UL-type products in the Individual Products segment:

	One-time Effect on DAC,
	VOBA, Unearned
	Revenue Reserves and
	Secondary Guarantee
	Benefit Reserves

	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change

Estimated mortality improving (degrading) 0.5% per year for 10 years from the current estimate	$38.8	$(40.7)
Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	28.6	(36.0)
Estimated policy lapse rates decreasing (increasing) 25% immediately and then increasing (decreasing) 2.5% per year for 10 years	34.0	(32.6)
Estimated long-term rate of return from VUL assets increasing (decreasing) 1.25% using mean reversion techniques	1.4	(6.6)
      Our traditional individual and group insurance products are long-duration contracts. We amortize DAC and VOBA related to these products in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $309.0 or 11.4% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2004, and are subject to little volatility.
      We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $363.0 or 13.4% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2004, including $13.0 related to VA products.
      The following table reflects the possible pretax income statement impacts for our AIP segment that could occur in a given year if we change our assumptions as illustrated related to annuity products:

	One-time Effect on DAC
	and VOBA Amortization

	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change

Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	$9.9	$(10.6)
Estimated policy lapse rates decreasing (increasing) 50% immediately and then increasing (decreasing) 5.0% per year for 10 years	26.9	(26.3)
      See Results of Operations for discussion of unlocking adjustments we recorded for the three years ended 2004.
      We also adjust the carrying value of DAC and VOBA to reflect changes in the unrealized gains and losses in available-for-sale securities backing UL-type and annuity products, since this impacts the timing of and possible realization of EGP’s. Note 6 contains rollforwards of DAC and VOBA including the amounts capitalized, amounts amortized and the effect of the unrealized gains.

Investments
      We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. Our methodology to identify potential other-than-temporary impairments requires professional judgment and is further described in the Investments section and in Note 4. For further information on the other-than-temporary impairments we recognized, refer to the discussion of our realized losses within the Investments section.

      Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid publicly traded securities and use an internal pricing matrix for privately placed securities. This matrix relies on our judgment concerning: 1) the discount rate we use in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity. Under certain circumstances, we make adjustments as we apply professional judgment based upon specific detailed information concerning the issuer. Investments valued using independent third party sources comprised 83% of our investment portfolio at December 31, 2004 with the remainder being valued based upon internal analysis using the assumptions described above.
      Mortgage loans on commercial real estate represented 13.3% of investments at December 31, 2004 and are stated at unpaid balances, net of estimated unrecoverable amounts. In addition to a general estimated allowance, we provide an allowance for unrecoverable amounts when a mortgage loan becomes impaired. We consider a mortgage loan to be impaired when it becomes probable, based upon management’s judgment, that the Company will be unable to collect the total amounts due, including principal and interest, according to contractual terms. We measure the impairment based upon the present value of expected cash flows discounted at the effective interest rate on both a loan-by-loan basis and by measuring aggregated loans with similar risk characteristics. We base the general estimated allowance on historical experience, industry experience and other qualitative factors.
      As the discussion above indicates, many judgments are involved in timely identifying and valuing investments, including other-than-temporary impairments on securities. Inherently, there are risks and uncertainties involved in making these judgments. See the discussion of Investments and Note 4 for further details. Critical assumptions and changes in circumstances such as a weak economy, an economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments, including those that are deemed to be other-than-temporary.

Policy Liabilities
      The liability for “Future policy benefits” pertains to our traditional individual and group insurance products and represents 9.9% of total liabilities at December 31, 2004. Changes in this liability are reflected in the “Insurance and annuity benefits” caption in our consolidated statements of income. Assumptions we use in determining future policy benefits include: future investment yields, mortality, morbidity and persistency. We base estimates about future circumstances principally on historical experience and provide for possible adverse deviation. Though not anticipated, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. See Note 7 for further discussion of the assumptions we use in estimating these liabilities.
      The accounting for secondary guarantee benefit reserves (related to no-lapse guarantees) impacts, and is impacted by, certain elements of estimated future gross profits used to calculate amortization of DAC, VOBA and unearned revenue reserves. If experience or an assumption changes, we unlock secondary guarantee benefit reserves to reflect the changes in a manner similar to DAC, VOBA and unearned revenue reserves. Secondary guarantee benefit reserves are reported within “Other policy liabilities” in our consolidated balance sheets.

Pension Plans
      The measurement of our pension obligations, costs and liabilities depends on a variety of assumptions. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as compensation increases and return on plan assets. These assumptions may affect the amount and timing of future contributions. Our key assumptions include: discount rate, long-term rate of return on plan assets and expected compensation rate increase. See Note 13 for further details regarding our pension plans.
      At December 31, 2004 and 2003, the fair values of the assets related to the defined benefit pension plans were $397 and $369. The increase in assets reflects the improvement in the equity markets in which the majority of these assets are invested. The projected benefit obligations at December 31, 2004 and 2003 were $405 and $361 with the majority of the growth due to the impact of using a lower discount rate in the liability calculations for 2004 due to the declining interest rate environment. We have lowered the discount rate again for 2005. Net periodic benefit cost, which includes service cost, interest cost, return on plan assets and net amortization and deferrals of actuarial and investment gains and losses, was $7, $1 and $(3) for 2004, 2003 and 2002. Amortization of actuarial losses primarily related to previous declines in market-related values of plan assets resulted in the increase in net periodic benefit cost in 2004.

Goodwill
      Goodwill was $312 at December 31, 2004 and 2003 representing 7.9% and 8.2% of stockholders’ equity at these dates. Through December 31, 2001, we amortized goodwill on a straight-line basis over periods of 25 to 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition, and ceased amortization of goodwill. We regularly review the carrying amounts of goodwill for indications of value impairment, considering financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. If considered impaired, the carrying amounts would be written down to a value determined by using a combination of fair value and discounted cash flows. Absent an indication of impairment, we test goodwill for impairment annually in the month of June. We concluded that there had been no impairments in 2004 or 2003. Also, we have identified no adverse trends or uncertainties that would suggest that an impairment is imminent.

Litigation
      Establishing accruals for specific litigation inherently involves a variety of estimates of future potential outcomes. Accordingly, management, based on the advice of internal counsel, reviews significant litigation matters and makes judgments about whether it is probable we have incurred a loss. Once we determine that a loss is probable, we use professional judgment in determining whether we can reasonably estimate the loss. In general, we accrue the estimated costs of defense until we can reasonably estimate the loss or any potential range of possible loss. At that time, we accrue these additional costs. Based on consultation with our legal advisors, we believe that resolution of pending legal proceedings will not have a material adverse effect on our financial position or liquidity but could have a material adverse effect on the results of operations for a specific period. See further discussion in Note 18.

Results of Operations

				Favorable/(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$562.7	$491.6	$450.2	14.5%	9.2%
Cumulative effect of change in accounting principle	(16.6)	—	—	(100.0)	—

Net income	$546.1	$491.6	$450.2	11.1%	9.2%

Consolidated Earnings Per Share
Basic:
Income before cumulative effect of change in accounting principle	$4.08	$3.47	$3.07	17.6%	13.0%
Cumulative effect of change in accounting principle	(0.12)	—	—	(100.0)	—

Net income	$3.96	$3.47	$3.07	14.1%	13.0%

Fully-diluted:
Income before cumulative effect of change in accounting principle	$4.04	$3.44	$3.04	17.4%	13.2%
Cumulative effect of change in accounting principle	(0.12)	—	—	(100.0)	—

Net income	$3.92	$3.44	$3.04	14.0%	13.2%

	2004	2003	2002

Average number of shares outstanding	137,999,364	141,795,065	146,846,698

Average number of shares outstanding — assuming dilution	139,213,034	142,867,215	148,222,342

      The increase in net income for 2004 reflected higher realized gains and earnings growth in the Benefit Partners and Communications segments. The Individual Products and AIP segments declined over the same period. Earnings from business added via the Canada Life transaction favorably impacted the results of Benefit Partners in 2004. Communications achieved market share advances and benefited from increased political advertising revenues in 2004 resulting in earnings growth. Individual Products and AIP segments were adversely impacted by spread compression due to lower portfolio yields, partially resulting from lower prepayments of investments. In 2003, we experienced growth in all segments, including interest spread improvement in our Individual and our AIP lines (favorably impacted by prepayments), and effective expense management across the organization. These advances were partially offset by higher net investment losses. Realized investment gains, net of taxes, were $26.5 in 2004 versus realized investment losses, net of taxes, of ($30.9) in 2003 and ($14.9) in 2002. The net investment losses in 2003 and 2002 were primarily the result of other-than-temporary bond impairments, partially offset in 2002 by realized gains from sales of equity securities. Other-than-temporary impairments were $60 in 2004. An increase in the accrual for pending litigation in our Corporate and Other segment in 2002 affected the comparison to 2003.
      Effective January 1, 2004, the Company adopted a new accounting standard related to secondary guarantees and other benefit features. The implementation of this new standard created both a cumulative effect upon adoption as well as a reduction to ongoing net income, as discussed later and in Note 2.
      Earnings per share amounts were more favorable than the absolute earnings amounts due to repurchases of 5,368,200 shares in 2004, 3,578,600 shares in 2003, and 7,881,300 shares in 2002.

Results by Business Segment
      Throughout this Form 10-K, “reportable segment results” is defined as net income before realized investment gains and losses (and cumulative effect of change in accounting principle, if applicable). Reportable segment results is a non-GAAP measure. We believe reportable segment results provides relevant and useful information to investors, as it represents the basis on which we assess the performance of our business segments. We deem reportable segment results to be a meaningful measure for this purpose because, except for losses from other-than-temporary impairments, realized investment gains and losses occur primarily at our sole discretion. Note that reportable segment results as described above may not be comparable to similarly titled measures reported by other companies.
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
      The following table illustrates our results before and after realized investment gains and losses, and reconciles reportable segment results to net income, the most directly comparable GAAP financial measure:

Results by Reportable Segment

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Individual Products	$302.0	$309.4	$293.1	(2.4)%	5.6%
AIP	76.4	85.0	80.3	(10.1)	5.9
Benefit Partners	70.7	50.6	47.5	39.7	6.5
Communications	54.4	45.4	39.8	19.8	14.1
Corporate and Other	32.7	32.1	4.4	1.9	629.5

Total reportable segment results	536.2	522.5	465.1	2.6	12.3
Realized investment gains (losses), net of taxes	26.5	(30.9)	(14.9)	185.8	(107.4)

Net income before cumulative effect of change in accounting principle	562.7	491.6	450.2	14.5	9.2
Cumulative effect of change in accounting principle	(16.6)	—	—	(100.0)	—

Net Income	$546.1	$491.6	$450.2	11.1%	9.2%

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

	2004	2003

Individual Products	$18,776	$17,717
AIP	10,504	9,941
Benefit Partners	1,839	1,079
Communications	223	210
Corporate and Other	3,763	3,749

Total assets	$35,105	$32,696

Individual Products
      The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.
      Reportable segment results(1) for Individual Products were as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

UL-Type Products:
Net investment income	$746.6	$749.2	$744.1	(0.3)%	0.7%
Interest credited to policyholders	(507.1)	(515.4)	(534.6)	1.6	3.6

Interest margin	239.5	233.8	209.5	2.4	11.6

Product charge revenue:
Cost of insurance charges	539.1	511.9	478.9	5.3	6.9
Expense charges	148.8	141.6	115.4	5.1	22.7
Surrender charges	40.7	34.9	38.0	16.6	(8.2)

Total product charge revenue	728.6	688.4	632.3	5.8	8.9
Death benefits and other insurance benefits	(312.8)	(272.4)	(245.9)	(14.8)	(10.8)
Expenses excluding amortization of DAC and VOBA	(97.0)	(96.4)	(101.7)	(0.6)	5.2
Amortization of DAC and VOBA	(190.3)	(179.0)	(154.4)	(6.3)	(15.9)
Miscellaneous income (expense)	(0.8)	(2.1)	0.1	61.9	—

UL-type product income before taxes	367.2	372.3	339.9	(1.4)	9.5

Traditional Products:
Premiums and other considerations	152.3	173.0	180.4	(12.0)	(4.1)
Net investment income	153.7	165.2	179.5	(7.0)	(8.0)
Benefits	(172.8)	(197.8)	(208.2)	12.6	5.0
Expenses excluding amortization of DAC and VOBA	(25.3)	(24.1)	(27.6)	(5.0)	12.7
Amortization of DAC and VOBA	(16.7)	(16.3)	(13.1)	(2.5)	(24.4)

Traditional product income before taxes	91.2	100.0	111.0	(8.8)	(9.9)

Reportable segment results before income taxes (1)	458.4	472.3	450.9	(2.9)	4.7
Income taxes	(156.4)	(162.9)	(157.8)	4.0	(3.2)

Reportable segment results(1)	$302.0	$309.4	$293.1	(2.4)%	5.6%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.

      The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$211	$216	$202	(2.3)%	6.9%
Community Banks and BOLI	$9	$9	$58	—	(84.5)%
Average UL policyholder fund balances	$11,131	$10,585	$9,875	5.2%	7.2%
Average VUL separate account assets	1,535	1,233	1,211	24.5	1.8

	$12,666	$11,818	$11,086	7.2%	6.6%

Average face amount of insurance in force:
Total	$165,762	$164,963	$161,841	0.5%	1.9%
UL-type policies	$126,876	$123,848	$120,229	2.4%	3.0%
Average assets	$18,292	$17,128	$16,352	6.8%	4.7%
      Sales from our Individual Markets excluding Community Banks and bank-owned life insurance (BOLI) decreased slightly in 2004 from 2003. In 2003, sales increased over 2002 due to continued success of new product introductions during 2002. In recent years, increased competition among providers of UL-type insurance contracts has resulted in a shortening of the product life cycle. A focus on product development efforts has resulted in a greater distribution of product offerings for our customers. Sales to Community Banks and BOLI business were unchanged in 2004 after declining in 2003. Community Bank and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.
      Approximately 56%, 58% and 30% of life insurance sales were attributable to products with secondary guarantee benefits for 2004, 2003 and 2002. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since guaranteed UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See Capital Position for discussion of statutory-basis reserving methodologies for these types of products.
      Interest margin on UL-type products increased 2.4% in 2004. Lower investment yields were mitigated by growth in policyholder fund balances and our management of interest spreads. As discussed further below, the lower investment yield in 2004 was primarily due to the general interest rate environment and lower prepayments from mortgage-backed securities and commercial mortgage loans. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances while considering our competitive strategies as well. The average investment spread on fixed UL products declined 10 basis points to 1.93% in 2004 after having increased 14 basis points in 2003 to 2.03%. During 2003 and 2002, prepayments of mortgage-backed securities significantly increased as a result of continued declines in long-term mortgage rates, but then declined rapidly in 2004 as mortgage rates stabilized. This decline was partially offset by an increase in commercial mortgage loan prepayments in 2004. Our mortgage-backed securities portfolio is primarily a discount portfolio. We estimate that prepayments on mortgage-backed securities in excess of expected levels and prepayments of commercial mortgage loans increased effective investment yields by 12, 20 and 15 basis points in 2004, 2003 and 2002. The decrease in excess accretion of discount on mortgage-backed securities contributed to the decline in effective investment spreads on fixed UL products in 2004. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates likely will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At the end of 2004 and 2003, our crediting rates were approximately 31 and 49 basis points on average in excess of our minimum guaranteed rates, including 55% and 43% of our UL policyholder fund balances that were already at their minimum guaranteed rates.
      The increase in product charge revenue was due to growth and aging of our insurance blocks, dynamic adjustments to unearned expense charges, as noted below, and higher surrender rates. A reinsurance recapture in 2003 increased cost of insurance charges (COIs) by $8.4. Excluding this impact, COIs grew 7.1% over 2003, with an increase in the average age of our insureds contributing to growth (this contributes to increased death benefits as well). Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. The effect of reflecting updated longer-term assumptions in estimated gross profits on our insurance blocks decreased the amortization of unearned expense charges by $1.1 in 2004 and increased amortization by $2.3 in 2003. The adoption of a new accounting standard, related to secondary guarantees and other benefits, in 2004 impacted estimated gross profits and reduced the amortization of unearned expense charges by $4.0. Excluding the impacts from the new accounting standard and the dynamic adjustment to amortization, expense charges increased 10.5% over 2003 due to changes in product mix, as certain of our newer products with level expense loads represented a higher proportion of 2004 sales. Surrender activity also increased during 2004 from higher lapses in our BOLI block of business, resulting in higher surrender charge income.
      UL-type death benefits and other insurance benefits included $15.8 for 2004 related to the impact of a new accounting standard (see Note 2) related to secondary guarantees and other benefit features. The accounting for these benefit features incorporates estimated future gross profits used to calculate amortization of DAC, VOBA and unearned expense charges. A change in estimated future gross profits will impact other insurance benefits and the amortization of DAC, VOBA and unearned expense charges. The effect of updating longer-term assumptions in estimated gross profits for our insurance blocks decreased other insurance benefits by $4.7 in 2004. See the Critical Accounting Policies and Estimates section and Note 6 for further discussion. UL-type death benefits in 2003 included $7.6 for the reinsurance recapture mentioned above. Absent the impact of the new accounting standard discussed above and reinsurance recapture items, UL-type death benefits and other insurance benefits increased 12.2% over 2003. UL-type death benefits, net of reinsurance, per thousand dollars of average net face amount at risk (average face amount of insurance in force net of reinsurance and reduced by average policyholder fund balances) were $3.52 in 2004 compared to $3.31 in 2003 and $3.20 in 2002. Aging of our blocks will continue to contribute to increasing levels of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from year to year.
      Traditional premiums and other considerations declined in 2004, 2003 and 2002 reflecting customer preferences for UL-type products. Net investment income from our traditional blocks declined in 2004, due to a decline in investment yields, partly due to lower prepayments of mortgage-backed securities, and the decreasing size of the block.
      Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 113.5% in 2004, 114.3% in 2003 and 115.4% in 2002.

      Total Individual expenses (including the net deferral and amortization of DAC and VOBA) are as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Commissions	$276.7	$295.5	$270.5	6.4%	(9.2)%
General and administrative — acquisition related	79.0	80.9	81.5	2.3	0.7
General and administrative — maintenance related	43.8	42.3	45.2	(3.5)	6.4
Taxes, licenses and fees	44.3	50.3	55.4	11.9	9.2

Total commissions and expenses incurred	443.8	469.0	452.6	5.4	(3.6)
Less commissions and expenses capitalized	(321.5)	(348.5)	(323.2)	(7.7)	7.8

Expenses excluding amortization of DAC and VOBA	122.3	120.5	129.4	(1.5)	6.9
Amortization of DAC and VOBA	207.0	195.3	167.5	(6.0)	(16.6)

Total expense	$329.3	$315.8	$296.9	(4.3)%	(6.4)%

      Expenses, excluding amortization of DAC and VOBA, were higher in 2004 due to lower capitalization of commissions and expenses. Taxes, licenses and fees decreased from a reduction in our effective tax rate and state income tax accrual releases following the filing of the tax returns. The expense amounts we capitalize as DAC include first-year commissions and deferrable acquisition expenses. A decrease in acquisition expenses from lower sales and increased efficiencies reflected in our marketing and distribution costs, combined with an increase in product development costs and other maintenance expenses (both of which cannot be deferred), resulted in a decline in the proportion of our expenses that are deferrable. The decline in expenses excluding amortization of DAC and VOBA in 2003 was due to a reduction in the effective rate of premium taxes, and effective expense controls in our maintenance functions. Growth in our insurance blocks for UL-type products was the primary contributor to the increases in the amortization of DAC and VOBA in the three years presented. Unlocking of assumptions for interest spreads, mortality and lapsation on our blocks of business resulted in reductions in DAC and VOBA amortization on UL-type products of $26.4, $17.8 and $0.6 in 2004, 2003 and 2002. The unlocking in 2002 also included an assumption revision on VUL products related to limitation of mean reversion techniques. Additionally, the establishment of secondary guarantee benefit reserves changed the pattern of expected gross profits for the related products, resulting in a $7.8 decrease in DAC amortization in 2004. See further discussion of DAC and VOBA under the Critical Accounting Policies and Estimates section.
      The growth in average Individual Products assets in 2004 and 2003 was primarily due to growth in UL policyholder fund balances and market values of separate account assets, partially offset by a decline in assets supporting our traditional block of business. In 2002, market values of separate account assets of variable products declined.
      At December 31, 2004, UL-type products sold to community banks accounted for $2.0 billion in UL policyholder fund balances and have averaged 5% to 8% of earnings for the Individual Products segment in recent years. At December 31, 2004, DAC and VOBA balances, net of unearned revenue reserves, related to these blocks amounted to approximately $100. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force. The following factors may influence policyholders to continue these coverages: 1) our ability to adjust crediting rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing DAC, VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other UL blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

      In addition to the risk factor described in the above paragraph, our financial and operating risks for this segment include failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of estimated gross profits, increased lapses when interest rates rise, particularly in fixed interest UL-type products subject to low or no surrender charges; changes in taxation or other regulatory changes related to our products and competing offerings; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); and the effects of unresolved litigation. We discuss these risks in more detail in the Critical Accounting Policies and Estimates, Capital Resources, Liquidity, and Market Risk Exposures sections.
Annuity and Investment Products
      Annuity and Investment Products (AIP) are marketed through most of the distribution channels discussed in Individual Products above as well as through financial institutions, investment professionals and annuity marketing organizations. JPSC markets primarily variable life insurance written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.
      Reportable segment results(1) for AIP were as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Investment product charges and premiums	$12.2	$8.8	$12.2	38.6%	(27.9)%
Net investment income	592.9	586.6	576.8	1.1	1.7
Broker-dealer concessions and other	112.6	98.3	97.3	14.5	1.0

Total revenues	717.7	693.7	686.3	3.5	1.1

Policy benefits (including interest credited)	426.1	416.6	424.7	(2.3)	1.9
Insurance expenses	68.0	55.8	46.8	(21.9)	(19.2)
Broker-dealer expenses	107.2	90.7	91.3	(18.2)	0.7

Total benefits and expenses	601.3	563.1	562.8	(6.8)	(0.1)

Reportable segment results before income taxes(1)	116.4	130.6	123.5	(10.9)	5.7
Income taxes	40.0	45.6	43.2	12.3	(5.6)

Reportable segment results(1)	$76.4	$85.0	$80.3	(10.1)%	5.9%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.

      The following table summarizes key information for AIP that we believe to be important drivers and indicators of our future profitability:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Fixed annuity premium sales	$1,217	$756	$994	61.0%	(23.9)%
Variable annuity premium sales	1	2	10	(50.0)	(80.0)

	$1,218	$758	$1,004	60.7%	(24.5)%

Investment product sales	$4,780	$3,258	$2,904	46.7%	12.2%

Average fixed policyholder fund balances	$9,169	$8,400	$7,810	9.2%	7.6%
Average separate account policyholder fund balances	332	340	481	(2.4)	(29.3)

	$9,501	$8,740	$8,291	8.7%	5.4%

Average assets	$10,360	$9,537	$9,064	8.6%	5.2%
Effective investment spreads for fixed annuities, including SFAS 133 adjustment	1.76%	1.90%	1.82%
Fixed annuity surrenders as a percentage of beginning fund balances	12.3%	8.4%	9.5%
      Fixed annuity premium sales increased in 2004 versus 2003 as a result of increased acceptance in the marketplace of equity-indexed annuities (EIAs), which represented over three-fourths of our AIP sales in 2004. Our fixed annuity premium sales were lower in 2003 reflecting competition in the fixed annuity market and our unwillingness to match our competitors’ crediting rates, which would have reduced our returns below acceptable levels, especially in the bank channel. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.
      Profitability of EIAs is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. This adjustment increased net investment income and interest credited by $20.0, $7.0 and $0.0 in 2004, 2003 and 2002 with no net impact on reportable segment results. However, Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was decreased by $2.9 in 2004 and $1.2 in 2003 and increased $0.9 in 2002 for these changes. The notional amounts of policyholder fund balances allocated to the index options were $998 at December 31, 2004 and $304 at December 31, 2003.
      Net investment income increased at a lower rate than the growth in average policyholder fund balances, due to a decline in investment yields offset somewhat by the options market value adjustment described above. Lower investment yields resulted from a decline in our base earned rate, due to the general interest rate environment, as well as a reduction in excess prepayments of mortgage-backed securities and prepayments of commercial mortgage loans. The effect of these prepayments in the AIP segment increased effective yields by 13, 24 and 4 basis points in 2004, 2003 and 2002.

      We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings that lag behind growth in average fund balances for a period of time. Effective investment spreads on fixed annuities decreased in 2004 after having increased in 2003, primarily due to the lower impact of excess prepayments discussed above.
      Our ability to manage interest crediting rates on fixed annuity products is limited by continued low general market interest rates, as the investment of cash flows at current interest rates reduces our average portfolio yield, and crediting rate actions are limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.4 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, for which our crediting rates on average were approximately 10 basis points in excess of minimum guaranteed rates at December 31, 2004. Approximately $3.1 billion of fixed annuity policyholder fund balances have multi-year guaranteed rates (MYG), approximately $800 of which will reset in 2005 with an additional $2.3 billion resetting in 2006 and thereafter. As multi-year guarantees expire, policyholders will have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The current average spread to the minimum underlying guarantee on these products is approximately 253 basis points. In 2004, $352 of fixed annuity policyholder fund balances reset, of which approximately $225 lapsed where the holder did not select another product that we offer. These lapses reduced policyholder fund balances and increased DAC amortization, but also increased investment spreads for the business retained. Surrenders are affected by factors such as varying crediting rates on multi-year guarantees compared to current crediting rates at reset dates and the absence of surrender charges at reset dates.
      Fixed annuity surrenders as a percentage of beginning fund balances increased in 2004 reflecting, in part, the surrender of annuities with expiring multi-year crediting rate guarantees. The increase in fixed annuity surrenders, other than resetting MYG annuities, favorably impacted surrender charge revenues. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. Fixed annuity fund balances subject to surrender charges of at least 5% or an MVA decreased to 47% at year-end 2004 from 48% at year-end 2003, as strong sales of EIAs offset most of the decline in the existing inforce that is subject to surrender charges.
      Beginning with the first quarter of 2004 (see Note 6), net deferral and amortization of bonus interest is presented in policy benefits as a result of the adoption of a new accounting standard discussed above. Previously, it had been included as a component of DAC and was included in insurance expenses. Excluding the $10.7 net deferral for 2004, policy benefits increased 4.8% as growth in average fund balances and the market value adjustment of options were partially offset by crediting rate reductions. Policy benefits decreased in 2003 despite growth in average policyholder fund balances, reflecting crediting rate reductions.

      Total AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Insurance companies:
Commissions	$76.2	$36.7	$53.0	(107.6)%	30.8%
General and administrative — acquisition related	14.8	12.6	15.4	(17.5)	18.2
General and administrative — maintenance related	6.5	5.6	6.2	(16.1)	9.7
Taxes, licenses and fees	2.8	1.9	1.8	(47.4)	(5.6)

Total commissions and expenses incurred	100.3	56.8	76.4	(76.6)	25.7
Less commissions and expenses capitalized	(85.4)	(47.2)	(67.1)	80.9	(29.7)
Amortization of DAC and VOBA	53.1	46.2	37.5	(14.9)	(23.2)

Net expense-insurance companies	68.0	55.8	46.8	(21.9)	(19.2)

Broker/ Dealer:
Commissions	95.4	80.5	80.6	(18.5)	0.1
Other	11.8	10.2	10.7	(15.7)	4.7

Net expense — broker/dealer	107.2	90.7	91.3	(18.2)	0.7

Net expense	$175.2	$146.5	$138.1	(19.6)%	(6.1)%

      Commissions, acquisition-related general and administrative expenses and DAC capitalization all increased with the strong sales increase over 2003. DAC amortization increased partly due to true-ups of $3.2, reflecting actual lapse experience of MYG annuities and the impact of the favorable change in the fair value of EIA option liabilities. Insurance companies’ net expenses also increased in 2004 as a result of the reclassification of the net deferral of bonus interest to policy benefits as discussed above. Broker/dealer revenues and expenses increased commensurately due to the improved condition of equity markets and higher sales volumes. In 2003, amortization of DAC and VOBA increased primarily due to growth in the business and a decrease in amortization in 2002 of $13.0 due to lower lapse rates on fixed annuity products, partially offset by an $8.8 increase in amortization on variable annuity products using the mean reversion techniques discussed in the Critical Accounting Policies and Estimates section.
      Risks in the annuity business are spread compression; increased lapses from maturity of MYG annuities; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges or MVA; execution risk on EIA hedges; changes in taxation of our products or products they might compete with; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Critical Accounting Policies and Estimates, Capital Resources, Liquidity, and Market Risk Exposures sections of this filing.
Benefit Partners
      The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

      Reportable segment results(1) for Benefit Partners were:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Premiums and other considerations	$1,113.2	$756.0	$638.1	47.2%	18.5%
Net investment income	88.9	63.8	60.2	39.3	6.0

Total revenues	1,202.1	819.8	698.3	46.6	17.4

Policy benefits	840.7	576.3	477.9	(45.9)	(20.6)
Expenses	252.6	165.6	147.3	(52.5)	(12.4)

Total benefits and expenses	1,093.3	741.9	625.2	(47.4)	(18.7)

Reportable segment results before income taxes(1)	108.8	77.9	73.1	39.7	6.6
Income taxes	38.1	27.3	25.6	(39.6)	(6.6)

Reportable segment results(1)	$70.7	$50.6	$47.5	39.7	6.5%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.
      The following table summarizes key information for Benefit Partners that we believe to be important drivers and indicators of our future profitability:

				Favorable/
				(Unfavorable)

				2003 vs.	2004 vs.
	2004	2003	2002	2002	2003

Life, Disability and Dental annualized sales	$203	$200	$182	1.5%	9.9%
Reportable segment results:
Life	$30.4	$17.7	$19.8	71.8%	(10.6)%
Disability	35.6	28.2	20.6	26.2	36.9
Dental	4.0	5.2	4.1	(23.1)	26.8
Other	0.7	(0.5)	3.0	240.0	(116.7)

Total	$70.7	$50.6	$47.5	39.7%	6.5%

Loss ratios:
Life	73.5%	77.5%	74.6%
Disability	72.9	69.2	70.4
Dental	76.8	75.6	74.6
Combined	73.7%	73.7%	73.0%
Total expenses as a % of premium income	22.7%	21.9%	23.2%
Average assets	$1,683	$988	$851	70.3%	16.1%
      Reportable segment results for Benefit Partners increased substantially in 2004 over 2003, primarily due to approximately $23.8 of after-tax earnings from the acquired Canada Life business (“the Canada Life block”), excluding $5.5 of after-tax borrowing costs related to the acquisition that are included in the Corporate and Other segment. See Note 1 for further discussion of the Canada Life transaction.
      Total revenues for Benefit Partners increased over 2003 due to the acquisition of substantially all of the U.S.-based group life, disability and dental business of Canada Life and due to organic growth from sales during 2004 and 2003. Excluding the Canada Life block, premiums and other considerations increased 14.9% over 2003 due to strong growth in the disability business. Annualized sales increased 1.5% over 2003 due to continued growth in our sales force in a continued strong competitive environment industry-wide. Also, our sales results reflect the actions we implemented in 2003, and continued in 2004, in the life business to tighten certain underwriting rules and strengthen our sales focus on higher margin, smaller case business.

      The increase in policy benefits in 2004 reflected growth from the acquired Canada Life business as well as strong organic growth in our existing business. The combined loss ratio for 2004 of 73.7% was in line with 2003 as adverse experience in our long-term disability business (from unfavorable experience in incidence rates and unfavorable claims termination experience) offset favorable experience in our life business. The increase in policy benefits in 2003 vs. 2002 was driven by growth in overall business coupled with an increased loss ratio, primarily related to adverse mortality experience in our life business. Accordingly, we made pricing increases to address an isolated segment of our life business that was under-performing, and we implemented greater management scrutiny of larger cases, especially renewals of groups with adverse experience. These changes contributed to the improved loss ratio in our life business in 2004.
      Expenses were as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Commissions	$125.1	$85.3	$74.7	(46.7)%	(14.2)%
General and administrative	112.2	75.6	69.6	(48.4)	(8.6)
Taxes, licenses and fees	26.0	19.2	17.9	(35.4)	(7.3)

Total commissions and expenses incurred	263.3	180.1	162.2	(46.2)	(11.0)
Less commissions and expenses capitalized	(38.1)	(114.4)	(95.7)	(66.7)	19.5
Amortization of DAC	27.4	99.9	80.8	72.6	(23.6)

Total expense	$252.6	$165.6	$147.3	(52.5)%	(12.4)%

      The expense growth in 2004 reflects expenses from Canada Life integration activities and overall growth in the business. The 2004 increase in the total unit expense ratios for the year relative to the 2003 period is driven by the impact of these integration expenses as well as the decline in DAC capitalization and growth in DAC amortization expense on a unit expense basis as this block continues to grow. In the first quarter 2004, we also changed our presentation of commissions, which are paid and expensed on a monthly basis. In the past, we reflected such commissions as capitalized and fully amortized each month. We no longer flow these commissions through DAC. This change has no impact on total expenses or reportable segment results. Expense growth in 2003 was in line with the overall growth in the business.
      In October 2004, the Office of the Attorney General of the State of New York announced a lawsuit following a probe into two practices it had observed in the property and casualty insurance brokerage industry: “bid rigging” and “contingent commissions”. The Company has not been named in any litigation or investigation and has not received any subpoenas with regard to such matters, though all insurance companies and brokers licensed in the states of New Jersey, North Carolina and Nebraska were asked by the respective Insurance Commissioners within those states to provide certain information in the context of an industry fact-finding investigation. Benefit Partners has found no evidence of “bid rigging”. We use broker bonus programs in our business development practices. Such bonuses are considered normal practice within the industry. It is unclear at this time what, if any, changes in regulation may come about as a result of this matter, but the Company has positioned its business practices to respond appropriately to any increase in required disclosure or other such change in business practices.
      Risks beyond normal competition that may impact this segment include increased morbidity risk due to a weak economy that may increase disability claim costs (an industry-wide phenomenon); continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; and mortality/morbidity risks including concentration risks from acts of terrorism not priced for or reinsured. We mitigate these risks by monitoring new and existing claims and industry health care trend reports which serve as indicators of increased employer medical costs, through scrutiny of larger cases, especially renewals of groups with adverse experience, and through intensive review of our concentration risks. Loss ratios in our disability business, which have been historically lower than industry averages, may increase toward industry averages as this business continues to grow. In addition, continued declines in investment yields could pressure interest spreads on investments backing long-term disability reserves and other long-tail liabilities and could require us to lower the discount rate we use in establishing reserves. We monitor these spreads carefully and evaluate any need to adjust assumptions based on the then current outlook for investment yield trends. One of our non-core products, Exec-U-Care®, which provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produced revenues for this segment of approximately $129 and reportable segment results of approximately $2 in 2004. A discontinuation of Exec-U-Care®would have a significant impact on segment revenues, but only a limited effect on reportable segment results.
Communications
      JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results(1) for Communications were as follows:

				Favorable/
				(Unfavorable)

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Communications revenues (net)	$241.1	$216.7	$210.3	11.3%	3.0%
Cost of sales	47.8	45.8	44.2	(4.4)	(3.6)
Operating expenses	85.2	79.3	81.4	(7.4)	2.6

Broadcast cash flow	108.1	91.6	84.7	18.0	8.1
Depreciation and amortization	8.8	8.4	8.1	(4.8)	(3.7)
Corporate general and administrative expenses	7.3	6.4	7.7	(14.1)	16.9
Net interest expense	2.1	2.2	2.9	4.5	24.1

Operating revenue before income taxes	89.9	74.6	66.0	20.5	13.0
Income taxes	35.5	29.2	26.2	(21.6)	(11.5)

Reportable segment results(1)	$54.4	$45.4	$39.8	19.8%	14.1%

(1)	Reportable segment results is a Non-GAAP measure. See Note 15 for further discussion.
      Communications revenues increased in 2004 from political advertising, increased market share in all of our radio and television markets and excellent sales results in our sports operations. In 2004, combined revenues for radio and television increased 10.3% despite sluggish advertising growth in our radio markets. Typically, political advertising favorably impacts revenues in even-numbered years. Excluding the impact of political revenues, revenues from television increased 4.3% in 2004 and 5.7% in 2003. Revenues from sports operations increased $4.5 in 2004 due to increased demand for both our football and basketball products, compared to an increase of $3.7 in 2003, which was driven primarily by football.
      Broadcast cash flow, a non-GAAP measure that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow increased in all businesses in 2004 and 2003 as a result of the increase in revenues combined with continued expense discipline.
      Cost of sales represents direct and variable costs, consisting primarily of sales commissions, rights fees and sports production costs. Operating expenses represent other costs to operate the broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, increased 6.6% in 2004 and decreased 1.1% in 2003. As a percent of communication revenues, these expenses were 61.9%, 64.6% and 67.2% for 2004, 2003 and 2002. The 2004 and 2003 improvements reflect growing revenues and continued expense discipline, partially offset in 2004 by increased sales commissions and bonuses.
      On April 1, 2004, JPCC acquired the assets and an FCC license to broadcast a FM radio station in San Diego, CA for $18.
      Radio and television stations require a license, subject to periodic renewal, from the FCC to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations. We currently have two television stations and five radio stations that are operating under expired licenses pending renewal, as allowed by the FCC. The FCC is delaying all commercial broadcast license renewals in these states until all complaints against any commercial broadcast station in that state are resolved. We are unaware of any complaints involving JP stations.
      Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 21.4% and 23.5% of their advertising revenues from the automotive industry in 2004 and 2003. If automobile advertising is significantly curtailed, it could have a negative impact on broadcasting revenues. In 2004, 6.7% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming, and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological changes (such as satellite radio) and consolidation in the broadcast industry may increase competition for audiences and advertisers.
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

	2004	2003	2002

Earnings on investments and other income	$94.9	$93.9	$77.2
Interest expense on debt	(48.1)	(33.8)	(35.9)
Operating expenses	(20.7)	(31.2)	(47.9)
Income taxes	6.6	3.2	11.0

Total expenses	62.2	(61.8)	(72.8)

Reportable segment results(1)	32.7	32.1	4.4
Realized investment gains (losses), net of taxes	26.5	(30.9)	(14.9)

Reportable segment results, including realized gains (losses)(1)	$59.2	$1.2	$(10.5)

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.
      Earnings on investments and other income increased $1.0 in 2004, driven primarily by an increase in default charges received from the operating segments, a $3.6 settlement from a Bank of America merger class action suit, and dividends related to equity securities, offset partially by the allocation of bond calls to our segments and lower portfolio yields. Default charges are received from the operating segments for this segment’s assumption of all credit related losses on the invested assets of those segments. These charges are calculated in part as a percentage of invested assets. Default charge income for 2004, 2003 and 2002 was $38.5, $31.3 and $21.9. The increase in 2004 resulted from an increase in investment assets including those related to the Canada Life business and a change in fixed income securities’ asset mix. Default charges increased in 2003 in response to the credit environment experienced in the securities markets during recent years. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

      Interest expense on debt increased $14.3 in 2004 after remaining flat in 2003 and decreasing $17.6 in 2002. The 2004 increase reflects a change in the mix of outstanding indebtedness between floating and fixed rate instruments and an increase in the overall level of outstanding indebtedness. Specifically, our fixed rate indebtedness increased with the issuance of $300 of ten-year notes on January 27, 2004 at an effective interest rate of 4.77%, a portion of which was used to support the Canada Life acquisition (See Note 1). See Note 8 for details of our debt structure and interest costs. Operating expenses declined in 2004 and 2003, and expenses for 2002 included an accrual for litigation of $23.1. Operating expenses vary with the level of corporate activities and strategies.
      Effective tax rates improved in 2004 versus 2003 due to an increase in non-taxable income and the dividends-received deduction.
      Realized investment gains and losses were as follows:

	2004	2003	2002

Stock gains	$95.6	$13.8	$161.5
Stock losses	(3.6)	—	(1.1)
Stock losses from writedowns	(1.1)	—	—
Bond gains	36.8	58.0	31.2
Bond losses from sales	(36.4)	(34.0)	(36.9)
Bond losses from writedowns	(58.5)	(94.8)	(163.1)
Other gains and losses (net)	6.2	(4.1)	(8.7)

Total pretax gains (losses)	39.0	(61.1)	(17.1)
DAC amortization	1.8	14.4	(4.9)
Income taxes	(14.3)	15.8	7.1

Realized investment gains (losses), net of taxes	$26.5	$(30.9)	$(14.9)

      The realized investment gains in 2004 sharply contrasted with the realized investment losses in the two previous years. The 2004 improvement was due to stock gains as well as the decline in bond impairments as a result of significant improvement in the corporate credit environment and proactive portfolio management. The 2004 write downs primarily reflected further deterioration among airline issuers.
      We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC amortization on realized gains and losses on investments that back UL-type products. Modeling of expected gross profits related to DAC and VOBA is discussed further in the Critical Accounting Policies and Estimates section.
      The following table summarizes assets assigned to this segment.

			2004 vs.
	2004	2003	2003

Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,195	$1,206	(0.9)%
Unrealized gain on fixed interest investments	629	612	2.8
Co-insurance receivables on acquired blocks	929	980	(5.2)
Employee benefit plan assets	397	369	7.6
Goodwill arising from insurance acquisitions	270	270	—
Other	343	312	14.7

Total	$3,763	$3,749	0.8%

      Total assets for the Corporate and Other segment increased primarily as a result of the increase in unrealized gains on fixed interest investments as well as the increase in employee benefit plan assets. We received a large policy loan repayment in the second quarter, reducing coinsurance receivables.

      Risks for this segment include investment impairments due to weakening in the economy, the risk of rising interest rates on our floating rate debt, our ability to replace existing debt agreements with comparable terms, declines in the dividends on or the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from our subsidiaries. Dividends from our insurance subsidiaries depend upon regulatory approval when above certain limits.
Capital Resources
      Our capital structure consists of 10-year term notes, floating rate EXtendible Liquidity Securities® (EXLs), short-term commercial paper, securities sold under repurchase agreements, junior subordinated debentures, and stockholders’ equity. We also have a bank credit agreement, under which we have the option to borrow at various interest rates. The agreement, as amended on May 7, 2004, aggregates $348, which is available until May 2007. The credit agreement principally supports our issuance of commercial paper.
      Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $188 and $654 at December 31, 2004 and 2003 were 2.30% and 1.13%. The maximum amount outstanding in 2004, after the January issuance of the term debt and EXLs, was $298 compared to $656 in 2003.
      Our commercial paper is currently rated by two rating agencies.

Agency	Rating

Fitch	F1+
Standard & Poor’s	A1+
      These are both the highest ratings that the agencies issue and were reaffirmed in 2005. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.
      Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. At December 31, 2004 and 2003, repurchase agreements, including accrued interest, were $468 and $401. The securities involved had a fair value and amortized cost of $489 and $459 at December 31, 2004 versus $428 and $406 at December 31, 2003. The maximum principal amounts outstanding were $528 and $597 during 2004 and 2003.
      The junior subordinated debentures were issued in 1997 and consist of $206 at an interest rate of 8.14% and $103 at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at the option of the Company beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017.
      In January 2004, we issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs) that currently have a maturity of November 2005, as of December 31, 2004, subject to periodic extension through 2011. Each quarter, the holders must make an election to extend the maturity of the EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they had previously been extended. The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. The proceeds from the debt issuances were used to support the Canada Life acquisition and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in our capital structure. We received confirmation from both Fitch and S&P that the debt issuance had no impact on our ratings or outlook. We are considering the issuance of funding-agreement-backed notes, which would be secured by annuity contracts issued by one of our life insurance subsidiaries.
      Stockholders’ equity increased $128 in 2004 compared to $266 in 2003. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased $12 and $78 in those years. The remaining change in stockholders’ equity reflects net income, dividends to stockholders, changes in the fair values of derivatives, changes in the minimum pension liability, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 12.0%, 12.5% and 12.3% at December 31, 2004, 2003 and 2002.
      In 2004 we repurchased 5,368,200 of our common shares at an average cost of $51.05 per share compared to 3,578,600 shares at an average cost of $43.15 in 2003. At year end 2004, we had authorization from our board to repurchase 4.1 million additional shares.
      Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, a significant portion of our life sales consists of products containing no-lapse guarantees (secondary guarantees), for which statutory reserving practices (referred to as “AXXX”) are currently under review by the National Association of Insurance Commissioners. Numerous proposals have been circulated by regulators and the industry and debate is ongoing. Certain approaches could require companies to hold additional statutory policy reserves. Our estimate of the potential impact on our year end 2004 statutory surplus under various approaches ranges from $0 to $200. This potential impact would grow annually, particularly with continued sales of products subject to these reserve requirements. The proposals under consideration, if adopted in a manner that results in significantly increased statutory reserves, could cause the Company and other insurers to increase pricing or otherwise limit availability of certain product offerings. In December 2004, we formed an insurance subsidiary, chartered in Bermuda for the purpose of providing intracompany reinsurance. In conjunction with the establishment of this subsidiary, we obtained a $500 letter of credit facility, which will provide credit enhancement for our subsidiary’s reinsurance obligations. JP is a guarantor under the letter of credit facility. At December 31, 2004, we had not reinsured any reserves subject to AXXX. We continue to review other strategic alternatives in the event that regulatory requirements ultimately result in provision of higher statutory reserves for our secondary guarantee products. We cannot estimate the cost of potential alternative solutions.
      Our insurance subsidiaries have statutory surplus and risk based capital levels well above regulatory required levels. These capital levels together with the rating agencies’ assessments of our business strategies have enabled our major life insurance affiliates to attain the following financial strength ratings:

	JP Life	JPFIC	JPLA

A.M. Best	A++	A++	A++
Standard & Poor’s	AAA	AAA	AAA
Fitch Ratings	AA+	AA+	AA+
      The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies and have been reaffirmed in 2005, while the ratings by Fitch Ratings is that agency’s second highest rating. A significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.
Liquidity
      We meet liquidity requirements primarily by positive cash flows from the operations of subsidiaries. Primary sources of cash from our insurance operations are premiums, other insurance considerations, receipts for policyholder accounts, investment sales and maturities and investment income. Primary uses of cash for our insurance operations include purchases of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes. Primary sources of cash from the Communications operations are revenues from broadcast advertising, and primary uses include payments for commissions, compensation and related costs, sports rights, interest, income taxes and purchases of fixed assets. We have the ability to generate adequate cash flows for operations on a short-term basis and a long-term basis.
      Net cash provided by operations in 2004, 2003 and 2002 was $991, $537 and $403. The primary driver for the increase over 2003 related to the proceeds received in the Canada Life transaction, an increase in traditional premium receipts from organic growth in Benefit Partners, and lower federal income tax payments. The increase in 2003 over 2002 was from an increase in traditional product premium receipts in our Benefit Partners segment due to growth in that segment, combined with the timing of the processing of Community Banks and BOLI single premiums received in late 2001, pending policy issuance which then occurred in 2002. Those premiums were reported as cash received from operations in 2001 and as a decrease in cash from operations in 2002.
      Net cash used in investing activities was $1,786, $1,420 and $1,599 in 2004, 2003 and 2002. In 2004, investment purchases increased substantially due to cash received in the Canada Life transaction and from higher sales of EIAs. Cash used in other investing activities increased due to purchases of affordable housing tax credit securities, higher originations of mortgages loans, and an acquisition of assets and an FCC license for a radio station. The decrease in AIP sales in 2003 provided less funds for investment purposes. Record sales levels in our Individual Products segment in 2002 increased funds available for investment.
      Net cash provided by financing activities was $810, $888 and $1,124 in 2004, 2003 and 2002, including cash inflows from policyholder contract deposits net of withdrawals of $1,022, $1,081 and $1,404. The fluctuations in net policyholder contract deposits reflect higher sales of EIAs offset by higher surrenders in 2004 and lower Community Bank life sales in 2003 compared to 2002. Net borrowings increased in 2004 over 2003 largely due to the funding of the Canada Life acquisition.
      In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from subsidiaries by the parent company were $289, $273 and $402 in 2004, 2003 and 2002. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write downs. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.
      Cash and cash equivalents were $87, $72 and $67 at December 31, 2004, 2003 and 2002. The parent company and non-regulated subsidiaries held equity and fixed income securities of $678, $753 and $424 at these dates. We consider the majority of these securities to be a source of liquidity to support our strategies.
      Total assets increased $2,409 in 2004 and $2,077 in 2003 due primarily to the Canada Life acquisition, net policyholder contract deposits, growth in DAC, and growth in separate account assets, which more than offset dividends, stock repurchases and impairment losses.
      Total debt and equity securities available-for-sale at December 31, 2004 and 2003 were $20,375 and $18,462. Gross unrealized gains and losses at December 31, 2004 were $1,415 and $(57) compared to gross unrealized gains and losses at December 31, 2003 of $1,446 and $(107).
      At December 31, 2004 and 2003, we had reinsurance receivables of $828 and $845 and policy loans of $61 and $103 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.

Contractual Obligations
      The following table details our contractual obligations, including principal and interest where applicable, at December 31, 2004. The amounts in the table are different than those reported in our consolidated balance sheet at December 31, 2004 due to the consideration of interest in debt obligations and discounted estimates of future payments for policy liabilities excluding the impact of future premium revenues. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods are likely to vary from those reflected in the table.

	Estimated Payments Due by Period

				2010 and
	2005	2006-2007	2008-2009	After	Total

Commercial paper borrowings	$188	$—	$—	$—	$188
Reverse repurchase agreements	468	—	—	—	468
EXLs	9	24	28	318	379
10-year term notes	14	29	29	357	429
Junior subordinated debentures	25	51	51	1,223	1,350
Purchase obligations	69	109	90	69	337

Total, excluding policy liabilities	773	213	198	1,967	3,151
Policy liabilities, discounted	3,195	5,795	4,370	18,218	31,578

Total contractual obligations	$3,968	$6,008	$4,568	$20,185	$34,729

      External commercial paper and reverse repurchase agreements represent short-term debts that are due in less than one year.
      As discussed earlier, the floating-rate EXLs at yearend had a maturity of November 2005, subject to periodic extension through 2011. For purposes of this table, we have assumed these securities will be extended until 2011 and have calculated interest payments by applying the spreads defined in the agreement to 1-year LIBOR forward rates.
      The payments for the 10-year term notes are based on the amortization schedule included in the debt agreement.
      The junior subordinated debentures mature in 2046, or earlier at our option beginning in 2007. For purposes of this table, we have assumed the debentures remain outstanding until 2046.
      Purchase obligations consist of JPCC commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights. In 2004, JPCC announced an agreement in principle that will give JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. While the agreement is not yet final, we have estimated the amount of the future obligations that will be required under the present terms of the arrangement. Purchase obligations represent $337 as of December 31, 2004, payable through the year 2011. We have commitments to sell a portion of those sports programming rights to other entities for $231 over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.
      Our total policy liabilities also represent contractual obligations, where the timing of payments is uncertain because it depends on insurable events or policyholder surrenders. Our asset-liability management process, discussed further in Market Risk Exposures, is designed to appropriately match our invested assets with the actuarially estimated timing of amounts payable to our policyholders. We have included an estimate as to the timing of the payment of these obligations in the table above, assuming a level interest rate scenario. The amounts presented were discounted over a 50-year period using an interest rate of 6%.

Off Balance Sheet Arrangements and Commitments
      We have no material off balance sheet arrangements of a financing nature. We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of

December 31, 2004 approximates $121. These commitments will be funded through cash flows from operations and investment maturities during 2005 and are not included in contractual obligations listed above.
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
      Approximately 90% of our securities portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies and Estimates section above. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our securities portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities.
      The following table shows the carrying values of our invested assets.

	December 31,		December 31,
	2004		2003

Publicly-issued bonds	$16,871	61.0%	$15,823	61.3%
Privately-placed bonds	5,210	18.8	4,621	17.9

Total bonds	22,081	79.8	20,444	79.2
Redeemable preferred stock	13	0.1	14	—

Total debt securities	22,094	79.9	20,458	79.2
Mortgage loans on real property	3,667	13.3	3,472	13.4
Common stock	647	2.3	754	2.9
Non-redeemable preferred stock	3	—	2	—
Policy loans	839	3.0	869	3.4
Real estate	125	0.5	132	0.5
Other	193	0.7	65	0.3
Cash and equivalents	87	0.3	72	0.3

Total	$27,655	100.0%	$25,824	100.0%

Unrealized Gains and Losses
      The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$253	$13	$—	$266	$266
Federal agency mortgage-backed securities (including collateralized mortgage obligations)	1,610	64	(4)	1,670	1,670
Obligations of states and political subdivisions	57	4	—	61	61
Corporate obligations	16,225	853	(51)	17,027	17,027
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	659	31	(2)	688	688
Redeemable preferred stock	12	1	—	13	13

Subtotal, debt securities	18,816	966	(57)	19,725	19,725
Non-redeemable preferred stock	2	1	—	3	3
Common stock	199	448	—	647	647

Securities available-for-sale	19,017	1,415	(57)	20,375	20,375

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	6	1	—	7	6
Corporate obligations	2,363	153	(9)	2,507	2,363

Debt securities held-to-maturity	2,369	154	(9)	2,514	2,369

Total AFS and HTM securities	$21,386	$1,569	$(66)	$22,889	$22,744

      The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads. These unrealized gains and losses do not necessarily represent future gains or losses that will be realized. Changing conditions related to specific bonds, overall market interest rates, credit spreads or equity securities markets as well as general portfolio management decisions are likely to impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2003 were $1,633 and $(128).

      The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Industrials
Basic Materials	$967	$51	$(2)	$1,016	$1,007
Capital Goods	1,330	73	(5)	1,398	1,381
Communications	1,348	73	(3)	1,418	1,402
Consumer, Cyclical	1,140	57	(4)	1,193	1,181
Consumer, Noncyclical	2,318	133	(6)	2,445	2,429
Energy	1,401	69	(3)	1,467	1,462
Technology	347	8	(2)	353	352
Transportation	774	59	(6)	827	823
Other Industrials	700	36	(1)	735	730
Utilities	3,897	245	(10)	4,132	4,099
Financials
Banks	2,328	124	(9)	2,443	2,427
Insurance	803	27	(3)	827	823
Other Financials	1,563	70	(6)	1,627	1,620
Mortgage-backed Securities (including Commercial Mortgage-backed Securities)	2,269	95	(6)	2,358	2,358

Total	$21,185	$1,120	$(66)	$22,239	$22,094

Credit Risk Management
      Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At December 31, 2004, the average quality rating of our bond portfolio was “A”, which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value

1	AAA	$2,762	$2,869	$2,865	13.0%
1	AA	1,990	2,097	2,085	9.4
1	A	7,183	7,591	7,527	34.1
2	BBB	7,991	8,372	8,311	37.6
3	BB	800	834	832	3.8
4	B	377	390	390	1.8
5	CCC and lower	61	64	62	0.2
6	In or near default	21	22	22	0.1

	Total	$21,185	$22,239	$22,094	100.0%

      Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of December 31, 2004. As noted

above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value

Wachovia	Financial Institutions	$161
JP Morgan Chase	Financial Institutions	142
Weingarten Realty Investors	Financial Institutions	105
Goldman Sachs Group	Financial Institutions	104
Cargill Incorporated	Consumer, Noncyclical	99
Citigroup Incorporated	Financial Institutions	97
Burlington Northern Santa Fe	Transportation	96
United Health Group Inc	Consumer, Noncyclical	95
US Bancorp	Financial Institutions	94
Anheuser-Busch Companies	Consumer, Noncyclical	93
      We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.
      The following table shows the ten largest below investment grade debt security exposures by individual issuer at December 31, 2004. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the fair value of the securities and their carrying values.

				Gross
		Amortized		Unrealized
Creditor	Sector	Cost	Carrying Value	Gain/(Loss)

Ahold, Royal	Consumer, Noncyclical	$46	$50	$4
El Paso Corp	Utilities	48	49	1
Nova Chem Ltd/ Nova Chem	Basic Materials	37	37	—
Rite Aid Corp	Consumer, Cyclical	33	34	1
Thomas & Betts Co	Technology	31	32	1
Intl Telecom Satellite US	Communications	30	30	—
Qwest Communications Intl	Communications	28	29	1
Homer City Funding LLC	Utilities	25	28	3
Williams Cos Inc	Utilities	26	28	2
Allied Waste N America	Capital Goods	27	24	(3)
      At December 31, 2004 and 2003, below investment grade bonds were $1,299 or 5.9% and $1,452 or 7.1% of the carrying value of the bond portfolio, reflecting sales and upgrades of below investment grade bonds that occurred in 2004.
      As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

Impairment Review
      In identifying “potentially distressed securities”, we first screen for all securities that have a fair value to amortized cost ratio of less than 80%. However, as part of this identification process, management must make assumptions and judgments using the following information:

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
      The following table shows the maturity date distribution of our debt securities in an unrealized loss position at December 31, 2004. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized	Fair	Unrealized	Carrying
	Cost	Value	Losses	Value

Due in one year or less	$21	$19	$(2)	$19
Due after one year through five years	772	765	(7)	766
Due after five years through ten years	1,805	1,773	(32)	1,779
Due after ten years through twenty years	961	943	(18)	945
Due after twenty years	107	105	(2)	105
Amounts not due at a single maturity date	250	245	(5)	245

Subtotal	3,916	3,850	(66)	3,859
Redeemable preferred stocks	4	4	—	4

Total	$3,920	$3,854	$(66)	$3,863

      The following table shows the credit quality of our debt securities with unrealized losses at December 31, 2004:

						% of
				% of	Gross	Gross
SVO	S&P or Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Value	Losses	Losses	Value

1	AAA/ AA/ A	$2,103	$2,074	53.8%	$(29)	43.9%	$2,077
2	BBB	1,548	1,523	39.5	(25)	37.9	1,527
3	BB	134	127	3.3	(7)	10.6	128
4	B	127	123	3.2	(4)	6.1	124
5	CCC and lower	7	6	0.2	(1)	1.5	6
6	In or near default	1	1	0.0	—	0.0	1

	Total	$3,920	$3,854	100.0%	$(66)	100.0%	$3,863

      No individual creditor has an unrealized loss of $10 or greater at December 31, 2004.
      The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

			% of
		Gross	Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value

More than 1 year	$828	$(29)	43.9%	$834
6 months – 1 year	1,787	(27)	40.9	1,790
Less than 6 months	1,239	(10)	15.2	1,239

Total	$3,854	$(66)	100.0%	$3,863

      Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. However, we may subsequently identify securities for which we no longer have a positive intent and ability to hold until forecasted recovery. This determination may be made due to a change in facts and circumstances regarding the specific investments. At such time, we will write down the security to fair value to recognize any unrealized losses.
     Realized Losses — Write Downs and Sales
      Realized losses are comprised of both write downs on other-than-temporary impairments and actual sales of securities.
      In 2004 we had other-than-temporary impairments on securities of $60 as compared to $95 for 2003. The individual impairments in excess of $10, how they were measured, the circumstances giving rise to the losses, and the impact those circumstances have on other material investments we held at the time are as follows:
      2004

•	$10.1 write down on debt of a commercial cable equipment company, due to a likely bankruptcy filing following an adverse judicial ruling on a summary judgment motion. The value of assets may not exceed the cost of a bankruptcy filing or the costs of winding down the operations. This had no impact on other holdings in our portfolio.

•	$17.5 write down on debt of a national passenger airline, due to high labor costs, increasing fuel prices, intense competition from low cost carriers, an inablility to access capital, and the lack of demand for older aircraft. We have been actively managing all of our exposures to the passenger airline industry, although this had no impact on other holdings in our portfolio.

      2003

•	$16.6 write down on debt of Dairy Holdings (a subsidiary of Parmalat). This issuer defaulted on this security and subsequently filed for bankruptcy protection. This is the only exposure we had to Parmalat. This security was sold for its written down value in 2003. This had no impact on other holdings in our portfolio.

•	$16.6 write down related to airline equipment trusts that were secured by passenger aircraft. Given the overall softness in the U.S. passenger airline industry, these securities became other than temporarily impaired. We sold these bonds at their book value after this write down. We have been actively managing all of our exposures to the passenger airline industry, although this had no impact on other holdings in our portfolio.

•	$15.0 write down of US Generating. This was an investment in a project finance security in the power generating industry. The lessee of this facility filed bankruptcy and rejected this lease. As a result, the investment became other than temporarily impaired. This had no impact on other holdings in our portfolio.

•	$11.0 write down on preferred stock of a financial marketing firm. The circumstances surrounding this other-than-temporary impairment do not impact any other securities in our portfolio.
      In 2004 we incurred losses of $40.0 on sales of securities. There were no individually material losses on sales of securities in 2004. After consideration of all available evidence, none of these disposals previously met the criteria for other-than-temporary impairment. The Company will continue to manage its AFS portfolio in a manner that is consistent with the available-for-sale classification.
     Mortgage-backed Securities
      Mortgage-backed securities (including Commercial Mortgage-backed Securities) at December 31, 2004 and 2003 all of which are included in debt securities available-for-sale, were as follows:

	2004	2003

Federal agency issued mortgage-backed securities	$1,670	$2,152
Corporate private-labeled mortgage-backed securities	688	752

Total	$2,358	$2,904

      Our investment strategy with respect to mortgage-backed securities (MBS) portfolio focuses on actively traded issues with less volatile cash flows. The majority of the MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to mitigate cash flow volatility over a range of interest rates.
      Because of the decline in interest rates during the early months of 2003, the mortgage market experienced record levels of refinancings and the structural protection of our MBS portfolio eroded. We experienced MBS prepayments totaling $1,034 or 39.3% and $2,656 or 64.1% of the average carrying value of the MBS portfolio in 2004 and 2003. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. The excess accretion of discount increased investment income $5.6, $49.8 and $28.0 in 2004, 2003 and 2002. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. Our MBS portfolio declined significantly in 2004 and 2003, and we reinvested most of the proceeds in investment grade corporate bonds.
     Mortgage Loans
      We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. Prepayments on mortgage loans result from sales of the related properties or loan refinancings.

Prepayments on mortgage loans were $17.1, $4.4 and $3.5 in 2004, 2003 and 2002, and proceeds were reinvested at lower yields. See Note 4 for more detail regarding the composition and concentration of our mortgage loan portfolio.
     Derivative Instruments
      Our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Our actual use of derivatives through December 31, 2004 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/ liability management strategy with a current notional value of $339 and $348 were open as of December 31, 2004 and 2003. During 2002, we began using interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. We also purchase S&P 500 Index® options in conjunction with our sales of equity indexed annuities.
Market Risk Exposures
      Since our assets and liabilities are largely monetary in nature, our financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks. In 2004, the average daily rate for the 10-year U.S. Treasury increased 26 basis points to 4.26% as compared to 4.00% in 2003.
      In a falling interest rate environment, the risk of prepayment on some fixed income securities increases and funds prepaid are then reinvested at lower yields. We limit this risk by concentrating the fixed income portfolio mainly on non-callable securities, by purchasing securities that provide for “make-whole” type prepayment fees. Falling interest rates can also impact demand for our products, as interest-bearing investments with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for us to sustain spreads between rates we credit on interest-sensitive products and our portfolio earnings rates, thereby prompting withdrawals by policyholders. We manage these risks by adjusting our interest crediting rates with due regard to the yield of our investment portfolio, minimum rate guarantees and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.
      While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat to declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees and the possible impact of increased lapsation in our insurance products.
      As is typical in the industry, our life and annuity products contain minimum rate guarantees regarding interest we credit. For interest sensitive life products, our minimum rates range from 3.0% to 9.0%, with an approximate weighted average of 4.1%. For annuity products, our minimum rates range from 1.5% to 6.0%, with an approximate weighted average of 3.3%.
      We employ various methodologies to manage our exposure to interest rate risks. Our asset/ liability management process focuses primarily on the management of interest rate risk of our insurance operations. We monitor the duration of insurance liabilities compared to the duration of assets backing the insurance lines, measuring the optionality of cash flows. Our goal in this analysis is to prudently balance profitability and risk for each insurance product category, and for us as a whole. At both December 31, 2004 and 2003, 89% of policy liabilities related to interest-sensitive portfolios.
      We also consider the timing of cash flows arising from market risk sensitive instruments and insurance portfolios under varying interest rate scenarios as well as the related impact on reported earnings under those varying scenarios. Market risk sensitive instruments include debt and equity securities available-for-sale and held-to-maturity (including MBS securities), mortgage loans, policy loans, investment commitments, annuities in the accumulation phase and periodic payment annuities, commercial paper borrowings, repurchase agreements, notes payable and interest rate swaps.
      We have derived the estimated incremental loss amounts below by modeling estimated cash flows of our market risk sensitive instruments and insurance portfolios. Incremental income or loss is net of taxes at 35%. The model also assumes that all floating rate debt, including reverse repurchase agreements, is replaced with similar instruments. Estimated cash flows produced in the model assume reinvestments representative of our current investment strategy, and calls/ prepayments include scheduled maturities as well as those expected to occur when borrowers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios consider the relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact of true-up adjustments to amortization of DAC, VOBA, and Unearned Revenue Reserves but excludes the potential impact of unlocking adjustments. The model is based on our existing business in force as of December 31, 2004 and does not consider new sales of life and annuity products or the potential impact of interest rate fluctuations on sales.
      The following table shows our estimate of the impact that various hypothetical interest rate scenarios would have on our earnings for a single year, based on the assumptions in our model. We believe that, based upon historically low current interest rates, a symmetrical change in interest rates is not reasonably possible. Our model shows the effect on income with an increase of up to 300 basis points and a decrease of 100 basis points. We believe that the 300 basis point increase or 100 basis point decrease, graded pro-rata over four quarters, reflects reasonably possible near term changes in interest rates as of December 31, 2004. We have also provided the estimated earnings impact for a single year assuming the interest rate changes occur instantaneously. The incremental loss for a year derives primarily from differences in the yield curves and in the sensitivities they introduce to our model.
      These estimated impacts are incremental to potential earnings impacts from trends and/ or environmental factors already in existence, such as a reduction in the level of prepayments on mortgage-backed securities or the increased lapsation in our annuity business. The model assumes that changes in our crediting rates will occur correspondingly with increases or declines in investment yields, subject to the impact of minimum rate guarantees. As discussed previously, as of year end our crediting rates on blocks of business that are on an annual reset basis were approximately 31 basis points and 10 basis points on average in excess of minimum guaranteed rates for Individual Products and AIP.
      The table reflects the effect of the interest rate scenarios on one year’s reportable segment results, excluding the impact of potential unlockings that are illustrated in a sensitivity analysis within the Critical Accounting Policies and Estimates section. A spike in interest rates of 300 basis points that lasts for three years would produce a significantly larger estimated loss in the second and third years, as policyholders would potentially seek more attractive rates elsewhere. Correspondingly, a 100 basis point decrease would cause a significantly larger estimated loss in the second and third years, as minimum rate guarantees would prohibit us from lowering crediting rates on most products.

	Estimated Incremental Single Year
	Gain/(Loss) Based on:

Change in Interest Rate	Graded Quarterly Shift	Instantaneous Shift

+300 basis points	$(8)	$(16)
+200 basis points	(5)	(9)
+100 basis points	(3)	(3)
- 100 basis points	3	3
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

      The incremental income or loss for shifts in excess of those shown does not have a linear relationship to the values shown above. The incremental loss resulting from a higher change in interest rates would be proportionally greater due to the optionality of our interest-sensitive assets and liabilities. Similarly, the effect of minimum rate guarantees in our interest-sensitive liabilities would compound the negative impact on the incremental gain (loss), resulting from a greater decrease in interest rates. A significant change in the slope of the yield curve could also affect our results. For example, competing products such as bank CDs could become relatively more attractive than our longer duration annuities under an inverted yield curve, resulting in higher policyholder withdrawals.
      We are exposed to equity price risk on our equity securities (other than trading). We hold common stock with a fair value of $647; approximately $397 is in a single issuer, Bank of America Corporation (BankAmerica). We believe that a hypothetical 10% decline in the equity market is possible. If the market value of the S&P 500 Index®, and of BankAmerica common stock specifically, decreased 10%, the fair value of our common stock as of December 31, 2004 would change as follows:

Hypothetical Change in
Fair Value from 10%
Market Decline

BankAmerica common stock	$(40)
Other equity securities	(25)

Total change in fair values	$(65)

      Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated, but may be subject to changes in fair values which are reflected in equity. Note 17 presents additional disclosures concerning fair values of financial assets and financial liabilities.
External Trends and Forward Looking Information
      We operate within the United States financial services and broadcasting markets, which are both subject to general economic conditions. Interest rates on longer maturity debt instruments stabilized and rebounded slightly in 2004 after dropping dramatically in 2002 and 2003. Additional changes in rates may affect our businesses in many ways as discussed earlier in the Market Risk Exposure section. As noted in the Investments section, the prolonged decline in general economic conditions experienced in recent years increased our credit risk resulting in higher levels of impairments. A prolonged period of further declining or even level interest rates would have an adverse impact on our Individual and AIP segments. Investments purchased for those segments yielding rates lower than our current portfolio yields will lower our overall portfolio earned rates. In the Individual and AIP segments, there are minimum crediting rates on policyholder accounts inherent in the insurance portfolio due to both product guarantees and various state requirements. Our inability to reduce crediting rates in response to the declines in earned rates would result in a significant negative impact on future earnings. Furthermore, a continued general economic weakness would cause deterioration in our balance sheet and our overall future profitability.
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
      Demographic changes include the aging of the baby boomers, reaching their high earning years at a time when investment yields from fixed rate products are at historically low points. This challenge has been met by the insurance industry by offering various types of fixed and variable products aimed at this population. The industry’s overall individual life insurance sales in the U.S. were flat in 2004 and, until late in the year, reflected a trend towards those financial products with a fixed rate given the volatility in the equity markets.

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
      Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the duration and rate of the current economic recovery), the impact on the economy from further terrorist activities or US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including the recent or future changes to general tax rates, dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the insurance industry or financial services industry; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources) or changes in other laws and regulations and their impact; and the various risks discussed earlier in this management’s discussion and analysis.
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

Item 8.	Financial Statements and Supplementary Data

	Restated
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In Millions Except Share Information)
Revenues, excluding realized investment gains	$961	$1,037	$999	$1,064
Realized investment gains	24	10	3	4

Total revenue	985	1,047	1,002	1,068
Benefits and expenses	770	836	800	856
Income taxes	74	69	68	66

Income before cumulative effect of change in accounting principle	141	142	134	146
Cumulative effect of change in accounting for long-duration contracts, net of taxes (1)	(17)	—	—	—

Net income	$124	$142	$134	$146

Per share	$0.88	$1.03	$0.98	$1.07

Per share — assuming dilution	$0.87	$1.02	$0.97	$1.06

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In Millions Except Share Information)
Revenues, excluding realized investment gains (losses)	$887	$897	$911	$925
Realized investment gains (losses)	(19)	20	(5)	(43)

Total revenue	868	917	906	882
Benefits and expenses	701	703	718	713
Income taxes	58	74	62	52

Net income	$109	$140	$126	$117

Per share	$0.76	$0.99	$0.89	$0.82

Per share — assuming dilution	$0.76	$0.98	$0.88	$0.82

(1)	In September 2004, the Company adopted new accounting guidance that resulted in the restatement of the previously reported cumulative effect from ($13) to ($17) (See Note 2).

REPORT OF MANAGEMENT ON THE CONSOLIDATED FINANCIAL STATEMENTS AND
MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Jefferson-Pilot Corporation (JP) is responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements of JP and for establishing and maintaining adequate internal control over financial reporting. The accompanying Consolidated Financial Statements, including Notes to Financial Statements, have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP), and reflect management’s estimates and judgments, the use of which are inherent in the preparation of financial statements. In the opinion of management, the accompanying Consolidated Financial Statements present fairly JP’s financial position and results of operations, giving due consideration to materiality.
JP’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
JP management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.
JP’s Consolidated Financial Statements and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their reports which appear on page 52 and page 51, respectively.

/s/ Dennis R. Glass -------------------------------------------------------- Dennis R. Glass President and Chief Executive Officer

/s/ Theresa M. Stone -------------------------------------------------------- Theresa M. Stone Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Jefferson-Pilot Corporation
We have audited management’s assessment, included in the accompanying Report of Management on the Consolidated Financial Statements and Management’s Assessment of Internal Controls Over Financial Reporting, that Jefferson-Pilot Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jefferson-Pilot Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Jefferson-Pilot Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jefferson-Pilot Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Jefferson-Pilot Corporation and subsidiaries and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Jefferson-Pilot Corporation
      We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson-Pilot Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 11, 2005

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS
Investments:
Debt securities available-for-sale, at fair value (amortized cost $18,816 and $16,819)	$19,725	$17,706
Debt securities held-to-maturity, at amortized cost (fair value $2,514 and $2,918)	2,369	2,752
Equity securities available-for-sale, at fair value (cost $201 and $304)	650	756
Mortgage loans on real estate	3,667	3,472
Policy loans	839	869
Real estate	125	132
Other investments	193	65

Total investments	27,568	25,752
Cash and cash equivalents	87	72
Accrued investment income	342	326
Due from reinsurers	1,341	1,340
Deferred policy acquisition costs and value of business acquired	2,430	2,230
Goodwill	312	312
Assets held in separate accounts	2,373	2,166
Other assets	652	498

Total assets	$35,105	$32,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,096	$2,674
Policyholder contract deposits	21,694	20,642
Policy and contract claims	232	165
Other	1,144	954

Total policy liabilities	26,166	24,435
Commercial paper and revolving credit borrowings	188	654
Securities sold under repurchase agreements	468	401
Notes payable	600	—
Junior subordinated debentures	309	309
Currently payable (recoverable) income taxes	31	(72)
Deferred income tax liabilities	589	543
Liabilities related to separate accounts	2,373	2,166
Accounts payable, accruals and other liabilities	447	454

Total liabilities	31,171	28,890

Commitments and contingent liabilities
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2004 — 136,819,214 shares; 2003 — 140,610,540 shares	180	176
Retained earnings	3,071	2,947
Accumulated other comprehensive income	683	683

Total stockholders’ equity	3,934	3,806

Total liabilities and stockholders’ equity	$35,105	$32,696

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollar Amounts in
	Millions Except
	Share Information)
Revenue:
Premiums and other considerations	$1,293	$951	$841
Universal life and investment product charges	732	691	638
Net investment income	1,672	1,657	1,634
Realized investment gains (losses)	41	(47)	(22)
Communications sales	241	216	210
Broker-dealer concessions and other	123	105	105

Total revenue	4,102	3,573	3,406

Benefits and Expenses:
Insurance and annuity benefits	2,287	2,005	1,914
Insurance commissions, net of deferrals	250	108	115
General and administrative expenses, net of deferrals	184	149	167
Insurance taxes, licenses and fees	73	73	78
Amortization of policy acquisition costs and value of business acquired	287	341	286
Interest expense	48	34	36
Communications operations	133	125	125

Total benefits and expenses	3,262	2,835	2,721

Income before income taxes and cumulative effect of change in accounting principle	840	738	685
Income taxes	277	246	235

Income before cumulative effect of change in accounting principle	563	492	450
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(17)	—	—

Net income	$546	$492	$450

Per Share Information:
Income before cumulative effect of change in accounting principle, net of taxes	$4.08	$3.47	$3.07
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(0.12)	—	—

Net income	$3.96	$3.47	$3.07

Per Share Information — assuming dilution:
Income before cumulative effect of change in accounting principle, net of taxes	$4.04	$3.44	$3.04
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(0.12)	—	—

Net income	$3.92	$3.44	$3.04

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other	Total
	and		Comprehensive	Stockholders’
	Paid in Capital	Retained Earnings	Income	Equity

	(Dollar Amounts in Millions Except Share Information)
Balance, January 1, 2002	$188	$2,789	$414	$3,391
Net income	—	450	—	450
Change in fair value of derivative financial instruments, net of taxes	—	—	9	9
Unrealized gain on available-for-sale securities, net of taxes	—	—	187	187

Comprehensive income				646
Common dividends declared $1.20 per share	—	(175)	—	(175)
Common stock issued	22	—	—	22
Common stock reacquired	(30)	(314)	—	(344)

Balance, December 31, 2002	180	2,750	610	3,540
Net income	—	492	—	492
Change in fair value of derivative financial instruments, net of taxes	—	—	(5)	(5)
Unrealized gain on available-for-sale securities, net of taxes	—	—	78	78

Comprehensive income				565
Common dividends declared $1.32 per share	—	(187)	—	(187)
Common stock issued	43	—	—	43
Common stock reacquired	(47)	(108)	—	(155)

Balance, December 31, 2003	176	2,947	683	3,806
Net income	—	546	—	546
Change in fair value of derivative financial instruments, net of taxes	—	—	(3)	(3)
Minimum pension liability, net of taxes	—	—	(9)	(9)
Unrealized gain on available-for-sale securities, net of taxes	—	—	12	12

Comprehensive income				546
Common dividends declared $1.52 per share	—	(208)	—	(208)
Common stock issued	64	—	—	64
Common stock reacquired	(60)	(214)	—	(274)

Balance, December 31, 2004	$180	$3,071	$683	$3,934

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollar Amounts in Millions)
Cash Flows from Operating Activities
Net income	$546	$492	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities other than deposits	251	121	103
Credits to policyholder accounts, net	78	96	165
Deferral of policy acquisition costs and sales inducements, net of amortization	(233)	(221)	(277)
Change in receivables and asset accruals	(24)	(40)	15
Change in payables and expense accruals	123	55	(127)
Realized investment losses (gains)	(41)	47	22
Depreciation and amortization	24	(33)	(23)
Amortization of value of business acquired, net	(3)	52	77
Group coinsurance assumed	329	—	—
Other	(59)	(32)	(2)

Net cash provided by operating activities	991	537	403

Cash Flows from Investing Activities
Securities available-for-sale:
Sales	1,422	1,370	719
Maturities, calls and redemptions	1,716	3,392	1,848
Purchases	(4,994)	(6,242)	(4,214)
Securities held-to-maturity:
Sales	39	31	86
Maturities, calls and redemptions	361	527	425
Purchases	(7)	(299)	(227)
Repayments of mortgage loans	406	205	188
Mortgage loans originated	(587)	(382)	(394)
Increase (decrease) in policy loans, net	(11)	7	2
Purchase of radio station assets	(18)	—	—
Other investing activities, net	(113)	(29)	(32)

Net cash used in investing activities	(1,786)	(1,420)	(1,599)

Cash Flows from Financing Activities
Policyholder contract deposits	2,906	2,525	2,867
Withdrawals of policyholder contract deposits	(1,884)	(1,444)	(1,463)
Borrowings of notes payable	600	—	—
Borrowings under short-term credit facilities	5,545	5,178	3,643
Repayments under short-term credit facilities	(6,011)	(4,977)	(3,487)
Net proceeds (payments) from securities sold under repurchase agreements	67	(98)	208
Cash dividends paid	(203)	(184)	(173)
Common stock transactions, net	(210)	(112)	(321)
Other financing activities, net	—	—	(150)

Net cash provided by financing activities	810	888	1,124

Net increase (decrease) in cash and cash equivalents	15	5	(72)
Cash and cash equivalents, beginning	72	67	139

Cash and cash equivalents, ending	$87	$72	$67

Supplemental Cash Flow Information
Federal income taxes paid	$83	$236	$222

Interest paid	$46	$37	$45

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except share information)
December 31, 2004

NOTE 1.	NATURE OF OPERATIONS
Nature of Operations
      Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the insurance, securities and broadcasting industries. Life insurance, annuities, disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company’s principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), and Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA). Jefferson Pilot Securities Corporation (with related entities, JPSC) is a registered non-clearing broker/dealer that sells affiliated and non-affiliated variable life and annuity products and other investment products, including mutual funds, stocks, bonds and other investments. Collectively, these insurance and securities subsidiaries are referred to as JP Financial. Broadcasting operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.
Reinsurance Transaction
      Effective March 1, 2004, the Company acquired via a reinsurance transaction substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc.
      Upon closing, Canada Life ceded, and the Company assumed, approximately $400 of policy liabilities. The Company also received assets, primarily comprised of cash, in support of those liabilities. The deferred policy acquisitions costs recorded in the transaction are being amortized over 15 years, representing the premium-paying period of the blocks of policies acquired. An intangible asset of $25, attributable to the value of the distribution system acquired in the transaction, was recorded in other assets within the consolidated balance sheets and is being amortized over 30 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity. The revenues and benefits and expenses associated with these blocks are presented in the Company’s consolidated statements of income in a manner consistent with the Company’s accounting policies.

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
Principles of Consolidation
      The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has two equity investments in which it owns less than 50%, but greater than 20%. The Company does not exercise control over any of these entities and therefore, does not consolidate these entities. The Company accounts for these investments on the equity method. Neither the carrying value on the balance sheet nor the equity in earnings on

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the income statement related to these investments is material. In accordance with the provisions of Financial Accounting Standards Board issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the Interpretation), as of December 31, 2003, the Company deconsolidated two variable interest entities, as defined in the Interpretation, that had previously been consolidated. All periods presented have been restated accordingly.
Use of Estimates
      The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, policy liabilities, unearned revenue, pension plans and the potential effects of resolving litigated matters.
Earnings Per Share
      Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.
Debt and Equity Securities
      Debt and equity securities are classified as either securities held-to-maturity, which are stated at amortized cost and consist of securities the Company has the positive intent and ability to hold to maturity, or securities available-for-sale, which are stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired.
      Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered to be other-than-temporary are recognized in realized gains and losses. See Note 4 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on dispositions of securities are determined by the specific-identification method.
Mortgage and Policy Loans
      Mortgage loans on real estate are stated at unpaid balances, net of estimated unrecoverable amounts. In addition to a general estimated impairment allowance, a specific allowance for unrecoverable amounts is provided for when a mortgage loan becomes impaired. Changes in the allowances are reported as realized investment gains (losses) within the consolidated statements of income. Mortgage loans are considered impaired when it becomes probable the Company will be unable to collect the total amounts due, including principal and interest, according to the contractual terms of the loan. Such an impairment is measured based upon the present value of expected cash flows discounted at the effective interest rate on both a loan-by-loan basis and by measuring aggregated loans with similar risk characteristics. Interest on mortgage loans is recorded until collection is deemed improbable. Policy loans are stated at their unpaid balances.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real Estate and Other Investments
      Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value less estimated costs to sell. Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives ranging from 30 to 40 years. Accumulated depreciation was $59 and $55 at December 31, 2004 and 2003. Other investments are stated at equity, fair value or the lower of cost or market, as appropriate.
      Cost of real estate is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in realized gains and losses. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.
Cash and Cash Equivalents
      The Company includes with cash and cash equivalents its holdings of highly liquid investments that mature within three months of the date of purchase.
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
Deferred Policy Acquisition Costs and Value of Business Acquired
      Costs related to obtaining new and renewal business, including commissions and incentive compensation, certain costs of underwriting and issuing policies, and certain agency office expenses, all of which vary with and are primarily related to the production of new and renewal business, are deferred.
      Our traditional individual and group insurance products are long-duration contracts. Deferred policy acquisition costs related to these products are amortized over the expected premium paying periods using the same assumptions for anticipated premium revenue that are used to compute liabilities for future policy benefits. For fixed universal life and annuity products, these costs are amortized at a constant rate based on the present value of the estimated future gross profits to be realized over the terms of the contracts. Estimates of future gross profits are determined based upon assumptions for mortality, interest spreads, lapse rates, and policy fees earned.
      Value of business acquired represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuity business acquired in business combinations, using the same assumptions used to value the related liabilities. Amortization of the value of business acquired occurs over the related contract periods, using current crediting rates to accrete interest and a constant amortization rate based on the present value of expected future profits for fixed universal life and annuity products.
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

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of non-credit-related realized gains and losses, credit-related gains, and the effects of unrealized gains and losses on debt securities classified as available-for-sale. Deferred policy acquisition costs and value of business acquired are not adjusted for the effect of credit-related losses, rather as a part of the investment income allocation process a charge, referred to as a default charge, is made against the investment income allocated to the Individual Products, Annuity and Investment Products, and Benefit Partners segments. The default charge is based upon the credit quality of the assets supporting each segment and is meant to replicate the expected credit losses that will emerge over an economic cycle. Through this mechanism, the Individual Products, Annuity and Investment Products, and Benefit Partners segments pay a relatively level charge to the corporate segment and in return are reimbursed when credit-related losses actually occur. See Note 6 for further discussion.
      At least annually, the assumptions used to estimate future gross profits in calculating the amortization of deferred policy acquisition costs and value of business acquired are evaluated in relation to emerging experience. When actual experience varies from the assumptions, adjustments are made in the quarter in which the evaluation of the respective blocks of business is completed. The effects of changes in estimated future gross profits on unamortized deferred policy acquisition costs and value of business acquired, referred to as unlockings, are reflected in amortization expense within the consolidated statements of income.
      Deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed the expected recoverable amounts. No significant impairment adjustments have been reflected in the results of operations for the years presented.
Goodwill
      Goodwill (purchase price in excess of net assets acquired in a business combination) carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. The Company ceased amortizing goodwill on January 1, 2002 in accordance with an accounting standard that took effect on that date. Accumulated amortization was $41 at December 31, 2004 and 2003.
Separate Accounts
      Separate account assets and liabilities represent funds segregated for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses in the separate accounts are excluded from the amounts reported in the consolidated statements of income. Fees charged on separate account policyholders’ deposits are included in universal life and investment product charges in the consolidated statements of income.
Film and Program Rights
      Film and program rights result from license agreements under which the Company has acquired rights to broadcast certain television program material and are stated at cost less amortization. The cost of rights acquired is recorded as an asset within other assets, and an offsetting liability is also recorded in other liabilities when the cost is known or reasonably determinable, and the program material has been accepted and made available for broadcast. Amortization is determined using both straight-line and accelerated methods based on the terms of the license agreements. Carrying amounts are regularly reviewed by management for indications of impairment and are adjusted when appropriate to estimated amounts recoverable from future broadcast of the applicable program material.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property and Equipment
      Property and equipment, which is included in other assets in the consolidated balance sheets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives of 30 to 50 years for buildings and approximately 10 years for other property and equipment. Accumulated depreciation was $223 and $204 at December 31, 2004 and 2003. Property and equipment is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In such cases, the cost basis of the property and equipment is reduced to fair value with the impairment loss being included in realized gains and losses.
Future Policy Benefits and Other Policy Liabilities
      Liabilities for future policy benefits on traditional life and disability insurance are computed by the net level premium valuation method based on assumptions about future investment yield, mortality, morbidity and persistency. Estimates about future circumstances are based principally on historical experience and provide for possible adverse deviations.
      Liabilities related to no-lapse guarantees (secondary guarantees) on universal life-type products are included in other policy liabilities within the consolidated balance sheets. These liabilities are calculated by multiplying the benefit ratio (present value of total expected secondary guarantee benefits over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred policy acquisition costs and value of business acquired. The accounting for secondary guarantee benefits impacts, and is impacted by, estimated future gross profits used to calculate amortization of deferred policy acquisition costs, value of business acquired, deferred sales inducements, and unearned revenue.
Policyholder Contract Deposits
      Policyholder contract deposits consist of policy values that accrue to holders of universal life-type contracts and annuities. The liability is determined using the retrospective deposit method and is presented before deduction of potential surrender charges.
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
Recognition of Revenue
      Premiums on traditional life insurance products are reported as revenue when received unless received in advance of the due date. Premiums on traditional accident and health, disability income and dental insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written that relates to unexpired coverage terms.
      Revenue from universal life-type and annuity products includes charges for the cost of insurance, initiation and administration of the policy and surrender of the policy. Revenue from these charges is recognized in the year assessed to the policyholder, except that any portion of an assessment that relates to services to be provided in future years is deferred as unearned revenue and is recognized as income over the period during which services are provided based upon estimates of future gross profits. The net of amounts deferred and amounts recognized is

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reflected in universal life and investment product charges in the consolidated statements of income. The effects of changes in estimates of future gross profits, referred to as unlockings, on unearned revenue are reflected in the consolidated statements of income within universal life and investment product charges in the period such revisions occur.
      Communications sales are recognized as earned and are presented net of agency and representative commissions.
      Concession income of the broker/dealer subsidiaries is recorded as earned.
Recognition of Benefits and Expenses
      Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, accident and health, disability income and dental insurance products are recognized when incurred in a manner designed to match them with related premiums and to spread income recognition over expected policy lives (see preceding discussion of policy liabilities). For universal life-type and annuity products, benefits include interest credited to policyholders’ accounts, which is recognized as it accrues.
Income Taxes
      The Company and its subsidiaries file a consolidated life/nonlife federal income tax return. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted and represent the best estimate of income taxes that will ultimately be sustained.
Stock-Based Compensation
      The Company accounts for stock incentive awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), for stock options granted to non-employees, specifically agents.
      SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards.

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$546	$492	$450
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8	6	11

Pro forma net income	$538	$486	$439

Earnings per share, as reported	$3.96	$3.47	$3.07
Pro forma earnings per share	$3.90	$3.42	$2.99
Earnings per share — assuming dilution, as reported	$3.92	$3.44	$3.04
Pro forma earnings per share — assuming dilution	$3.86	$3.40	$2.96
      As discussed later under New Accounting Pronouncements, the Company will adopt a new accounting method for stock-based compensation in 2005.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123-R), which prescribes fair value expense recognition for stock options and is effective for interim and annual periods ending after June 15, 2005. As discussed above, the Company currently accounts for employee stock options using the intrinsic value method of APB 25, and related interpretations, and discloses the impact of the fair value method prescribed by SFAS 123 through footnote disclosure only. Under APB 25, the Company does not recognize any stock-based compensation expense for employee stock options because all options granted have an exercise price equal to the market value of the underlying stock on the date of grant. The Company is required to adopt the provisions of SFAS 123-R by July 1, 2005 under the modified prospective method. Under this method, the fair value of all employee stock options vesting on or after the adoption date will be included in the determination of net income. The Company also plans to restate prior periods using the modified retrospective application described in SFAS 123-R. The fair value of stock options will be estimated using an appropriate fair value option-pricing model considering assumptions for dividend yield, expected volatility, risk-free interest rate, and expected life of the option. The fair value of the option grants will be amortized on a straight-line basis over the three-year vesting period of the awards. The adoption of SFAS 123-R will reduce our earnings per share as described in our proforma disclosures discussed earlier within the stock-based compensation section of Note 2. However, the implementation of more sophisticated modeling techniques may reduce this impact.
      On May 19, 2004, the FASB issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (FSP 106-2). FSP 106-2 was issued to interpret Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) signed into law on December 8, 2003. This Act introduces a prescription drug benefit under Medicare beginning in 2006. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments. The Company adopted FSP 106-2 effective July 1, 2004 under the prospective application approach. Accordingly, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of that date to account for the subsidy and other effects of the Act. See Note 13 for further discussion.
      In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’, which indefinitely deferred the effective date of the other-than-temporary impairment provisions of EITF 03-1 related to interest rates and sector spreads until such time as the FASB issues further implementation guidance. The Company continues to monitor developments concerning this guidance and is currently unable to estimate the potential effects of implementing the impairment provisions of EITF 03-1 on the Company’s consolidated financial position or results of operations.
      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132-R) which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not require change in the measurement or recognition of those plans. This statement was effective for financial statements with fiscal years ending after December 15, 2003. See Note 13 for the related disclosures.
      In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). SOP 03-1 addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. SOP 03-1 was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle originally amounting to $13.
      In June 2004, the FASB issued FSP 97-1 “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual for an Unearned Revenue Liability”. FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 had no impact on the Company’s consolidated financial position or results of operations.
      In September 2004, the AICPA SOP 03-1 Implementation Task Force issued Technical Practice Aids (the TPAs) clarifying certain provisions of SOP 03-1. As a result of this additional guidance, we restated the cumulative effect adjustment as of January 1, 2004 from $13 to $17. This cumulative effect adjustment related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies. While we had previously provided for these items in our financial statements, SOP 03-1 prescribed new methods of valuation. Each of these items was at least partially offset by adjustments to related balances of deferred policy acquisition costs or value of business acquired, or in the case of sales inducements, by the establishment of a deferred sales inducement asset which is reported in other assets within the consolidated balance sheets. The gross amount of additional policy liabilities established was approximately $15, with $0.1 pertaining to guaranteed minimum death benefits on variable universal life (VUL) products. No additional reserves were necessary related to minimum guaranteed death benefits on variable annuities (VAs), as our already-existing policy liabilities (which were less than $1) proved to be adequate under the new standard with respect to this feature. In addition to the cumulative effect of adoption, SOP 03-1 (including the effect of the TPAs) reduced our income before cumulative effect of change in accounting principle for the year ended December 31, 2004 by $7. At December 31, 2004, the amount of SOP 03-1 policy liabilities included within other policy liabilities in the consolidated balance sheets was $42.
      The Company has policies in force containing two primary types of sales inducements: 1) day one bonuses on fixed annuities, which are in the form of either an increased interest rate for a stated period or an additional premium credit; and 2) persistency-related interest crediting bonuses. The fixed annuity bonuses were previously being capitalized and amortized as a component of deferred policy acquisition costs. Thus, there was no cumulative impact upon adoption other than a balance sheet reclassification of the deferred amount out of deferred policy acquisition costs into deferred sales inducements. The persistency-related bonuses were previously expensed on a pay-as-you-go basis. These bonuses are now accrued over the period in which the policy must remain in force for the policyholder to qualify for the inducement. Capitalized sales inducements are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs.
      The following table rolls forward our deferred sales inducement asset for the twelve months ended December 31, 2004.

Balance, December 31, 2003	$—
Cumulative impact of adoption, including $30 reclassified from deferred policy acquisition costs	68
Additional amounts deferred	15
Amortization	(7)

Balance, December 31, 2004	$76

      Separate account assets and liabilities represent funds segregated for the benefit of certain policyholders who bear the investment risk. SOP 03-1 did not impact our accounting policies with respect to separate accounts, as they meet the criteria for summary presentation contained in SOP 03-1. Separate account assets and liabilities are

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equal and are recorded at fair value. Policyholder deposits and withdrawals, investment income and related realized investment gains and losses in the separate account are excluded from the amounts reported in our income statement. Fees charged on separate account policyholder deposits are included in universal life and investment product charges. The policies reported in our separate accounts are VA and VUL policies. As indicated above, the amounts of minimum guarantees or other similar benefits related to these policies are negligible.
      The FASB has issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). Under FIN 46, an enterprise consolidates a variable interest entity (VIE), as defined, if the enterprise absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority voting interest in the entity. In accordance with FIN 46, effective December 31, 2003, the Company deconsolidated Jefferson Pilot Capital Trust A and Jefferson Pilot Capital Trust B (the Trusts), VIEs that issued $300 of redeemable preferred securities in private placement transactions in 1997. The redeemable preferred securities were previously presented in the Company’s financial statements as Capital Securities in the consolidated balance sheets. Dividends on the Capital Securities were presented in the consolidated statements of income as a deduction to arrive at net income available to common stockholders, and as a financing outflow on the consolidated statements of cash flows. As a result of the deconsolidation of the Trusts, the consolidated balance sheets now reflect junior subordinated debentures purchased from the Company by the Trusts in 1997, which had previously been eliminated in consolidation. Interest expense on the junior subordinated debentures is presented as interest expense in the consolidated statements of income and is presented as an operating cash outflow on the consolidated statements of cash flow.
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with the statements, the Company no longer amortizes goodwill nor certain other intangible assets (primarily Federal Communication Commission Licenses), but rather tests these intangible assets for impairment at least on an annual basis. The Company completed its annual test of impairment in the second quarter of 2004 and concluded that there had been no impairments. No subsequent events have occurred that would have led to impairment of goodwill and other intangibles.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME PER SHARE OF COMMON STOCK
      The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle.

	Year Ended December 31,

	2004	2003	2002

Numerator:
Numerator for net income per share and net income per share — assuming dilution — Income before cumulative effect of change in accounting principle	$563	$492	$450

Denominator:
Denominator for net income per share — weighted-average shares outstanding	137,999,364	141,795,065	146,846,698
Effect of dilutive securities:
Employee, director and agent stock options	1,213,670	1,072,150	1,375,644

Denominator for net income per share — assuming dilution — adjusted weighted-average shares outstanding	139,213,034	142,867,215	148,222,342

Income per share, before cumulative effect of change in accounting principle	$4.08	$3.47	$3.07

Income per share — assuming dilution, before cumulative effect of change in accounting principle	$4.04	$3.44	$3.04

      For the years ended December 31, 2004, 2003 and 2002, 165,736, 1,247,825 and 894,037 options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $52.97, $46.83 and $46.77 per share, were excluded from the computation of diluted earnings per share because the options, based upon the application of the treasury stock method, were anti-dilutive.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	INVESTMENTS
Summary Cost and Fair Value Information
      Aggregate cost or amortized cost, aggregate fair value and gross unrealized gains and losses are as follows:

	December 31, 2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available-for-sale, carried at fair value
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$253	$13	$—	$266
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	1,610	64	(4)	1,670
Obligations of states and political subdivisions	57	4	—	61
Corporate obligations	16,225	853	(51)	17,027
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	659	31	(2)	688
Redeemable preferred stocks	12	1	—	13

Subtotal, debt securities	18,816	966	(57)	19,725
Equity securities	201	449	—	650

Securities available-for-sale	$19,017	$1,415	$(57)	$20,375

Held-to-maturity, carried at amortized cost
Obligations of state and political subdivisions	$6	$1	$—	$7
Corporate obligations	2,363	153	(9)	2,507

Debt securities held-to-maturity	$2,369	$154	$(9)	$2,514

	December 31, 2003

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available-for-sale, carried at fair value
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$247	$21	$—	$268
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	2,045	111	(4)	2,152
Obligations of states and political subdivisions	211	4	(2)	213
Corporate obligations	13,582	821	(96)	14,307
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	721	34	(3)	752
Redeemable preferred stocks	13	1	—	14

Subtotal, debt securities	16,819	992	(105)	17,706
Equity securities	304	454	(2)	756

Securities available-for-sale	$17,123	$1,446	$(107)	$18,462

Held-to-maturity, carried at amortized cost
Obligations of state and political subdivisions	$7	$1	$—	$8
Corporate obligations	2,745	186	(21)	2,910

Debt securities held-to-maturity	$2,752	$187	$(21)	$2,918

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contractual Maturities
      Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2004, according to maturity date, are as indicated below. Contractual maturity dates were utilized for all securities except for mortgage-backed securities, which are based upon estimated maturity dates. Actual future maturities may differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

	Available-for-sale		Held-to-maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$492	$502	$193	$196
Due after one year through five years	4,129	4,331	774	812
Due after five years through ten years	8,039	8,367	933	995
Due after ten years through twenty years	3,073	3,232	378	406
Due after twenty years	2,994	3,207	91	105
Amounts not due at a single maturity date	77	73	—	—

	18,804	19,712	2,369	2,514
Redeemable preferred stocks	12	13	—	—

	$18,816	$19,725	$2,369	$2,514

Securities Lending
      In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $5 and $5 at December 31, 2004 and $637 and $659 at December 31, 2003.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in Net Unrealized Gains on Securities
      Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, are as follows:

	Net Unrealized Gains (Losses)

	Debt	Equity
	Securities	Securities	Total

Net unrealized gains on securities available-for-sale as of December 31, 2001	$108	$302	$410
Change during year ended December 31, 2002:
Increase (decrease) in stated amount of securities	650	(119)	531
Decrease in deferred policy acquisition costs and value of business acquired	(238)	—	(238)
Decrease (increase) in deferred income tax liabilities	(144)	38	(106)

Increase (decrease) in net unrealized gains included in other comprehensive income	268	(81)	187

Net unrealized gains on securities available-for-sale as of December 31, 2002	376	221	597
Change during year ended December 31, 2003:
Increase in stated amount of securities	13	89	102
Increase in deferred policy acquisition costs and value of business acquired	20	—	20
Increase in deferred income tax liabilities	(15)	(29)	(44)

Increase in net unrealized gains included in other comprehensive income	18	60	78

Net unrealized gains on securities available-for-sale as of December 31, 2003	394	281	675
Change during year ended December 31, 2004:
Increase (decrease) in stated amount of securities	22	(3)	19
Increase in deferred policy acquisition costs and value of business acquired	—	—	—
Decrease (increase) in deferred income tax liabilities	(8)	1	(7)

Increase (decrease) in net unrealized gains included in other comprehensive income	14	(2)	12

Net unrealized gains on securities available-for-sale as of December 31, 2004	$408	$279	$687

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Investment Income
      The details of investment income, net of investment expenses, follow:

	Year Ended December 31,

	2004	2003	2002

Interest on debt securities	$1,298	$1,317	$1,325
Investment income on equity securities	29	25	18
Interest on mortgage loans	262	256	250
Interest on policy loans	51	50	52
Other investment income	68	42	24

Gross investment income	1,708	1,690	1,669
Investment expenses	(36)	(33)	(35)

Net investment income	$1,672	$1,657	$1,634

      Investment expenses include salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.
Realized Gains and Losses
      The details of realized investment gains (losses), including other-than-temporary impairments, follow:

	Year Ended December 31,

	2004	2003	2002

Common stocks	$92	$14	$160
Debt securities	(59)	(71)	(167)

Total securities	33	(57)	(7)
Real estate	(1)	—	(2)
Other	7	(4)	(8)
Amortization of deferred policy acquisition costs and value of business acquired	2	14	(5)

Realized investment gains (losses)	$41	$(47)	$(22)

      See Note 6 for discussion of amortization of deferred policy acquisition costs and value of business acquired.
      Information about total gross realized gains and losses on securities, including other-than-temporary impairments, follows:

	Year Ended December 31,

	2004	2003	2002

Gross realized:
Gains	$138	$71	$196
Losses	(105)	(128)	(203)

Realized gains (losses) on total securities	$33	$(57)	$(7)

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about gross realized gains and losses on available-for-sale securities, including other-than-temporary impairments, follows:

	Year Ended December 31,

	2004	2003	2002

Gross realized:
Gains	$133	$56	$191
Losses	(103)	(105)	(182)

Realized gains (losses) on available-for-sale securities	$30	$(49)	$9

Investment Concentration Risk and Impairment
      Investments in debt and equity securities include 1,792 issuers. Debt and equity securities include investments in Bank of America of $477 and $494 as of December 31, 2004 and 2003. No other corporate issuer represents more than one percent of investments.
      The Company uses repurchase agreements to meet various cash requirements. At December 31, 2004 and 2003, the amounts held in debt securities available-for-sale pledged as collateral for these borrowings were $489 and $428.
      The Company’s commercial mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by retail (33%), industrial (23%), office (18%), apartment (14%), and hotel (8%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and loan-to-value relationships. Approximately 30% of stated mortgage loan balances as of December 31, 2004 are for properties located in South Atlantic states, approximately 17% are for properties located in Pacific states, approximately 15% are for properties located in West South Central states and approximately 11% are for properties located in Mountain states. No other geographic region represents as much as 10% of December 31, 2004 mortgage loans.
      At December 31, 2004 and 2003, the recorded investment in mortgage loans that are considered to be potentially impaired was $50 and $62. Delinquent loans outstanding as of December 31, 2004 and 2003 totaled $6 and $4. The related allowance for credit losses on all mortgage loans was $22 and $36 at December 31, 2004 and 2003. The average recorded investment in potentially impaired loans was $56, $64 and $77 during the years ended December 31, 2004, 2003 and 2002, on which interest income of $1, $6 and $6 was recognized.
      The Company sold certain securities that had been classified as held-to-maturity, due to significant declines in credit worthiness. The net amortized costs of sold securities were $24, $29, and $86 for 2004, 2003 and 2002. The realized gains on the sales of these securities, some of which were previously impaired, were $1, $9 and $0 for 2004, 2003 and 2002.
      The Company monitors its portfolio closely to ensure that all other-than-temporary impairments are identified and recognized in earnings as they occur. Currently, 669 of the Company’s securities are in an

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized loss position. The table below summarizes unrealized losses on all securities held by both asset class and length of time that a security has been in an unrealized loss position:

	Less than		12 months
	12 months		or longer		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$14	$—	$56	$—	$70	$—
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	149	(2)	144	(2)	293	(4)
Obligations of states and political subdivisions	11	—	2	—	13	—
Corporate obligations	1,590	(38)	1,734	(22)	3,324	(60)
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	132	(2)	18	—	150	(2)
Redeemable preferred stock	—	—	4	—	4	—

Total temporarily impaired securities	$1,896	$(42)	$1,958	$(24)	$3,854	$(66)

      One statistic to which we pay particular attention with respect to debt securities is the Fair Value to Amortized Cost ratio. Securities with a fair value to amortized cost ratio in the 90%-99% range are typically securities that have been impacted by increases in market interest rates or sector spreads. Securities in the 80%-89% range are typically securities that have been impacted by increased market yields, specific credit concerns or both. These securities are monitored to ensure that the impairment is not other-than-temporary. Securities with a fair value to amortized cost ratio less then 80% are considered to be “potentially distressed securities,” and are subjected to rigorous review. The following factors are considered: the length of time a security’s fair value has been below amortized cost, industry factors or conditions related to a geographic area that are negatively affecting the security, downgrades by rating agencies, the valuation of assets specifically pledged to support the credit, the overall financial condition of the issuer, past due interest or principal payments, and our intent and ability to hold the security for a sufficient time to allow for a recovery in value.
      The table below summarizes the securities with unrealized losses in our debt portfolio as of December 31, 2004.

	Amortized	Fair	Unrealized
	Cost	Value	Losses	Percentage

90%-99%	$3,875	$3,815	$(60)	90.9%
80%-89%	45	39	(6)	9.1%

	$3,920	$3,854	$(66)	100.0%

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS
      Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The fair values of the Company’s derivative instruments of $82 and $33 at December 31, 2004 and 2003 are included in other investments in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. The Company accounts for changes in fair values of derivatives that are not part of a hedge or do not qualify for hedge accounting through earnings in the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in current earnings during the period of the change. Effectiveness of the Company’s hedge relationships is assessed and measured on a quarterly basis. The Company has no fair value hedges or hedges of net investments in foreign operations.
Cash Flow Hedging Strategy
      The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. For the years ended December 31, 2004, 2003 and 2002 the ineffective portion of the Company’s cash flow hedging instruments, which is recognized in realized investment gains, was not significant. At December 31, 2004 and 2003 the maximum term of interest rate swaps that hedged floating rate investments was ten years.
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
      For the years ended December 31, 2004, 2003 and 2002 the Company recognized other comprehensive income related to cash flow hedges, net of taxes, of $(3), $(5) and $9. The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.
      For the years ended December 31, 2004, 2003 and 2002 the Company recognized $0, $4 and $0 in previously deferred losses as a result of sales of securities purchased through the use of cash flow hedges.
Other Derivatives
      Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. The Company’s realized investment gains from these swaps were $1 in 2004 and insignificant in years 2003 and 2002.
      The Company markets equity-indexed annuities. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and interest credited in equal and offsetting amounts. For the years ended December 31, 2004 and 2003, the change in fair value reflected in net investment income and interest credited related to these options was $49 and $18. Such amounts were insignificant for 2002. SFAS 133 requires that we calculate fair values of index options we will purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities are reported in interest credited. Interest credited was decreased by $3 in 2004 and $1 in 2003 and increased by $1 in 2002 for the changes in fair value of these liabilities.
      The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked-to-market through realized investment gains and were insignificant for 2004, 2003 and 2002.
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

NOTE 6.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
      Information about deferred policy acquisition costs follows:

	Year Ended December 31,

	2004	2003	2002

Beginning balance	$1,771	$1,525	$1,410
Cumulative effect of change in accounting principle	(28)	—	—
Group coinsurance assumed	37	—	—
Deferral:
Commissions	319	381	357
Other	123	120	122

	442	501	479
Amortization	(256)	(280)	(202)
Adjustment related to unrealized losses (gains) on debt securities available-for-sale	(8)	19	(159)
Adjustment related to realized losses (gains) on debt securities	—	6	(3)

Ending balance	$1,958	$1,771	$1,525

      See Note 1 for discussion of group coinsurance transaction.
Value of Business Acquired
      Information about value of business acquired follows:

	Year Ended December 31,

	2004	2003	2002

Beginning balance	$459	$502	$660
Cumulative effect of change in accounting principle	30	—	—
Deferral of commissions and accretion of interest	4	9	7
Amortization	(31)	(61)	(84)
Adjustment related to unrealized losses (gains) on debt securities available-for-sale	8	1	(79)
Adjustment related to realized losses (gains) on debt securities	2	8	(2)

Ending balance	$472	$459	$502

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

Amortization
Year	Percentage

2005	10.6%
2006	9.2%
2007	7.9%
2008	7.1%
2009	6.5%
      As discussed in Note 2, investment income allocated to the Individual Products, AIP and Benefit Partners segments is reduced by a default charge intended to replicate expected credit losses over an economic cycle. In 2003, the Company unlocked its deferred policy acquisition cost and VOBA models with respect to the default charge assumption, resulting in a favorable adjustment of $16 to realized gains and losses.

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
      Credited interest rates for universal life-type products ranged from 3.0% to 9.0% in 2004 and 2003 and from 4.0% to 7.5% in 2002. The average credited interest rates for universal life-type products were 4.6% for 2004, 5.0% for 2003 and 5.6% for 2002. For annuity products, credited interest rates generally ranged from 3.0% to 8.0% in 2004, 3.0% to 7.6% in 2003 and 3.0% to 7.8% in 2002. The average credited interest rates for annuity products were 4.4% for 2004, 4.9% for 2003 and 5.5% for 2002.
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

	2004	2003	2002

Balance as of January 1	$630	$564	$540
Less reinsurance recoverables	130	132	135

Net balance as of January 1	500	432	405

Reinsurance transaction (see Note 1)	253	—	—
Amount incurred:
Current year	589	408	366
Prior years	(24)	(1)	(38)

	565	407	328

Less amount paid:
Current year	293	224	211
Prior years	185	115	90

	478	339	301

Net balance as of December 31	840	500	432
Plus reinsurance recoverables	125	130	132

Balance as of December 31	$965	$630	$564

Balance as of December 31 included with:
Total future policy benefits	$3,096	$2,674
Less: Other future policy benefits	2,187	2,083

A&H future policy benefits	909	591

Total policy and contract claims	232	165
Less: Other policy and contract claims	176	126

A&H policy and contract claims	56	39

Total A&H reserves	$965	$630

      The Company uses estimates for determining its liability for accident and health and disability benefits, which are based on historical claim payment patterns and attempt to provide for the inherent variability in claim patterns and severity. In 2004, the amount incurred for accident and health and disability benefits related to prior years was favorably impacted by claims termination experience in our long-term disability business. Actual claims experience emerged favorably in 2003 and 2002.

NOTE 8.	DEBT
Commercial Paper and Revolving Credit Borrowings
      The Company has entered into a bank credit agreement for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. The current agreement, as amended on May 7, 2004, aggregates $348, which is available until May 2007. This credit agreement principally supports the issuance of commercial paper. As of December 31, 2004, outstanding commercial paper had various maturities, with none in excess of 120 days. The Company can issue commercial paper with maturities of up to 270 days. In the event the Company is not able to remarket commercial paper at maturity, the Company has sufficient liquidity, consisting

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $188 and $654 at December 31, 2004 and 2003 were 2.30% and 1.13%.
Notes Payable and Debentures
      In January 2004, the Company issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs). The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. As of December 31, 2004, the EXLs had a maturity of November 2005 subject to periodic extension through 2011. The proceeds from the debt issuance were used to finance the Canada Life transaction and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in the Company’s capital structure.
      The junior subordinated debentures were issued in 1997 and consist of $206 at an interest rate of 8.14% and $103 at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at the option of the Company beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017.
Maturities
      The maturities of our borrowings outstanding at December 31, 2004, including securities sold under repurchase agreements, are as follows:

2005	$956
2006 – 2009	—
2010 and after	609

Total	$1,565

Letter of Credit
      In conjunction with the establishment of an intercompany reinsurance subsidiary, we obtained a $500 letter of credit facility. The credit agreement will provide credit enhancement for the subsidiary’s reinsurance obligations. JP is a guarantor under the letter of credit facility. At December 31, 2004, we had not reinsured any reserves to this subsidiary.

NOTE 9.	STOCKHOLDERS’ EQUITY
Common Stock
      Changes in the number of shares outstanding are as follows:

	Year Ended December 31,

	2004	2003	2002

Shares outstanding, beginning	140,610,540	142,798,768	150,006,582
Shares issued under stock option plans	1,576,874	1,390,372	673,486
Shares reacquired	(5,368,200)	(3,578,600)	(7,881,300)

Shares outstanding, ending	136,819,214	140,610,540	142,798,768

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shareholders’ Rights Plan
      Under a shareholders’ rights plan, one common share purchase right is attached to each share of the Company’s common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company’s common stock by any person or group. Following such an event, each right, unless redeemed by the Company’s Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $156.67 an amount of common stock of the Company (or in the discretion of the Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 137 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.30 cents per right at any time before they become exercisable.
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
      A total of 10,910,813 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2004. The option price is never less than the market value of the Company’s common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless earlier terminated by the Board.
Non-Employee Directors’ Plan
      Under the Non-Employee Directors’ Stock Option Plans, 874,524 shares of the Company’s common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 2004. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. The current plan will terminate as to further option awards on March 31, 2008, unless terminated earlier by the Board.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary Stock Option Activity
      Summarized information about the Company’s stock option activity follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Options	Share	Options	Share	Options	Share

Outstanding beginning of year	9,657,303	$38.80	9,952,806	$37.01	9,492,389	$34.82
Granted	1,612,900	52.30	1,378,550	38.49	1,436,361	47.71
Exercised	(1,752,756)	32.54	(1,525,590)	26.30	(707,740)	26.63
Forfeited and expired	(516,266)	45.07	(148,463)	51.53	(268,204)	44.15

Outstanding end of year	9,001,181	$42.08	9,657,303	$38.80	9,952,806	$37.01

Exercisable at end of year	7,444,427	$40.85	7,427,496	$37.54	7,576,734	$34.23

Weighted-average fair value of options granted during the year	$10.84		$8.80		$10.73

      The following table summarizes certain stock option information at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	of Shares	Life	Exercise Price	of Shares	Exercise Price

$16.19 – $25.72	859,161	1.7	$24.80	859,161	$24.80
$32.33 – $35.96	1,382,376	4.1	35.06	1,382,376	35.06
$36.00 – $46.17	2,474,853	5.4	40.01	2,025,159	40.50
$46.55 – $52.98	4,284,791	6.4	49.01	3,177,731	47.93

	9,001,181		$42.08	7,444,427	$40.85

      These tables include 459,678 outstanding and 304,719 exercisable stock options held by life insurance agents. These are five-year options with most vesting based on future production. Forfeitures on agent options have been much higher than on other options. These options are expensed upon vesting in accordance with SFAS 123.
      Fair values were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.8%, 3.7% and 5.0%; volatility factors of the expected market price of the Company’s common stock of 0.22, 0.24 and 0.22; and a weighted-average expected life of the options of 7.4 years for 2004, 7.2 years for 2003 and 7.9 years for 2002. An expected dividend yield of 2.95% and 2.57% was assumed for grants made in 2004 and 2003, and dividends were assumed to increase by 10% annually for grants in 2002.
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

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholder’s equity of these life insurance subsidiaries on the basis of GAAP is as follows:

	2004	2003	2002

Statutory Accounting Practices
Net income for the year ended December 31	$295	$424	$240

Statutory capital and surplus as of December 31	$1,930	$1,774	$1,555

Generally Accepted Accounting Principles
Net income for the year ended December 31	$445	$450	$323

Stockholder’s equity as of December 31	$4,553	$4,244	$4,023

      Prior to its acquisition, Guarantee Life Insurance Company (Guarantee, which was subsequently merged into JPFIC) converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets allocated to the participating policies, including revenue therefrom, will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $323 and $342 at December 31, 2004 and $324 and $356 at December 31, 2003. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.
      Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2004, the life insurance subsidiaries’ adjusted capital and surplus exceeded their authorized control level RBC. The NAIC and the Life and Health Actuarial Task Force may introduce more stringent requirements for calculating statutory AXXX reserves for products containing no-lapse guarantees. There are still significant issues outstanding that make it difficult for the Company to evaluate the effect of the proposed requirements on the statutory capital and surplus of its insurance subsidiaries. Numerous proposals have been circulated by regulators and the industry and debate is ongoing. However, the adoption of the new requirements may require significant increases in required surplus and statutory reserves supporting products containing no-lapse guarantees.
      The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. The limitations are based on a

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Depending on the timing of payments, approximately $295 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2005 without regulatory approval.
      Some states require life insurers to maintain a certain value of securities on deposit with the state in order to conduct business in that state. Our insurance subsidiaries had securities totaling $25 on deposit with various states in 2004 and 2003 which are reported in debt securities within our consolidated balance sheets.

NOTE 12.	INCOME TAXES
      Income taxes reported are as follows:

	Year Ended
	December 31,

	2004	2003	2002

Current expense	$193	$127	$238
Deferred expense	84	119	(3)

Income tax expense before cumulative effect of change in accounting principle	277	246	235
Income tax effect of change in accounting for long-duration contracts	(9)	—	—

Total income tax expense	$268	$246	$235

      A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	Year ended
	December 31,

	2004	2003	2002

Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest and dividends received deduction	(1.2)	(1.2)	(1.5)
Affordable housing credits	(0.4)	—	—
Other, net	(0.4)	(0.5)	0.8

Effective income tax rate	33.0%	33.3%	34.3%

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Difference in policy liabilities	$518	$470
Deferred compensation	37	33
Capital loss carryforward	—	25
Other deferred tax assets	40	33

Gross deferred tax assets	595	561

Deferred tax liabilities:
Net unrealized gains on securities and other	368	369
Deferral of policy acquisition costs and value of business acquired	659	517
Deferred gain recognition for income tax purposes	37	41
Differences in investment bases	47	64
Depreciation differences	40	44
Other deferred tax liabilities	33	69

Gross deferred tax liabilities	1,184	1,104

Net deferred income tax liability	$589	$543

      Federal income tax returns for 2000 through 2002 are currently under examination. In the opinion of management, recorded income tax liabilities adequately provide for additional assessments on all remaining open years.
      Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” The Company has approximately $107 of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. No related deferred tax liability has been recognized for the potential tax, which would approximate $37. The American Jobs Creation Act of 2004 was passed on October 22, 2004. This Act allows for the Policyholders’ Surplus to be distributed without being subjected to tax. The distributions must be made during the 2005 or 2006 tax years. The Company expects to distribute the balance in Policyholder Surplus account during this time frame.
      At December 31, 2004 and 2003, the Company has accrued approximately $32 and $39 for liabilities primarily related to pending settlements on the definition of life insurance and other life insurance product tax issues. The current income tax expense in 2004, 2003 and 2002 includes tax benefits of $12, $10 and $4 related to the exercise of stock options by employees and agents.

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

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding pension plans is as follows:

	Year Ended
	December 31,

	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$361	$322
Service cost	15	13
Interest cost	22	21
Actuarial loss	26	30
Benefits paid	(19)	(25)

Projected benefit obligation at end of year	405	361

Change in plan assets:
Fair value of assets at beginning of year	369	331
Actual return on plan assets	47	58
Transfer in	(1)	(1)
Employer contribution	1	6
Benefits paid	(19)	(25)

Fair value of assets at end of year	397	369

Funded status of the plans	(8)	8
Unrecognized net loss	15	8
Unrecognized transition net asset	(1)	(2)
Unrecognized prior service cost	1	—

Net amount recognized	$7	$14

Amounts recognized consist of:
Prepaid benefit cost	$27	$28
Accrued benefit cost	(37)	(14)
Intangible asset	2	—
Accumulated other comprehensive income	15	—

Net amount recognized	$7	$14

      The accumulated benefit obligation for all defined benefit pension plans was $372 and $319 at December 31, 2004 and 2003.
      The Company uses a December 31 measurement date for its pension and post-retirement plans. Past service costs and unrecognized gains and losses are amortized over the average remaining service period of employees expected to receive benefits under the plan.
      The amount included within other comprehensive income for 2004 related to the increase in the minimum pension liability is $9, net of taxes.
Information for Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets:

	December 31,

	2004	2003

Projected benefit obligation	$39	$26
Accumulated benefit obligation	37	21
Fair value of plan assets	—	—

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of Net Periodic Benefit Cost:

	Year Ended December 31,

	2004	2003	2002

Service cost	$15	$13	$11
Interest cost	22	21	20
Expected return on plan assets	(31)	(31)	(30)
Amortization of net transition asset	(1)	(1)	(2)
Amortization of prior service cost	1	1	1
Amortization of net loss	1	(2)	(3)

Net periodic benefit cost	$7	$1	$(3)

Assumptions:

	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.25%	6.75%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
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
      The assumption for discount rate is based upon an evaluation of specific plan attributes using cash flow analysis. The weighted average duration of the projected cash flows for the plans was used to select an appropriate AA-rated bond interest rate. The discount rate assumption declined in 2004 and 2003 as a result of the low interest rate environment experienced in the past few years.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Assets
      The Company’s pension plans weighted-average asset allocations by asset category are as follows based on fair value:

	December 31,

Asset Category	2004	2003

Equity securities	73%	70%
Debt securities	26	29
Other	1	1

Total	100%	100%

      The overall investment objective of the plans is to meet or exceed the actuarial assumptions of each plan. The plans are assumed to exist in perpetuity; therefore, the investment portfolio is managed to provide stable and growing income, as well as to achieve growth in principal equal to the rate of inflation. Allocation of plan assets is reviewed at least annually. Investment guidelines are: equity securities, a range of 35% to 75% of the total portfolio’s value, with no more than 20% of the total equity exposure in non-U.S. equities; fixed income, a range of 25% to 65% of the total portfolio’s value; cash, up to 5% of the portfolio’s value. The portfolio may be invested in individual securities, mutual funds or co-mingled funds of various kinds. In order to achieve a prudent level of portfolio diversification, the securities of any one company or issuer, other than the U.S. Treasury, should not exceed 5% of the portfolio’s value and no more than 20% of the fund should be invested in any one industry. Without specific written instructions from the Plan Administrator, a plan will not be invested in short sales of individual securities, put or call options on individual securities or commodities, or commodity futures.
Contributions
      Estimated contributions to pension plans during 2005 are $0 for qualified plans and $13 to $17 for nonqualified plans.
Benefit Payments
      The expected benefit payments for the Company’s pension plans for the years indicated are as follows:

2005	$30
2006	19
2007	20
2008	20
2009	21
2010 through 2014	124
Other Postretirement Benefit Plans
      The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees’ active service period. The non-pension postretirement expense was $2 in 2004, 2003 and 2002.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. We have

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluated the provisions of the Act and believe that the benefits provided by our plan are actuarially equivalent thereto.
      On May 19, 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003”. In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of July 1, 2004 to account for the subsidy and other effects of the Act, which resulted in an immaterial reduction in postretirement benefit cost. The reduction in the APBO for the subsidy related to past service was insignificant.
Defined Contribution Plans
      Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company’s common stock. The Company also contributes to accounts in two plans in which full time agents participate. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $4, $2 and $4 during 2004, 2003 and 2002.

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
      JPFIC reinsures certain insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. The amount due from reinsurers in the consolidated balance sheets includes $828 and $845 due from the Household affiliates at December 31, 2004 and 2003.
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
      As of December 31, 2004 and 2003, JPFIC also had a reinsurance recoverable of $73 and $76 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $193 and $153 of securities and short-term investments as of December 31, 2004 and 2003, 50% of which is included in investments in the consolidated balance sheets.
      Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2004.
      The life insurance subsidiaries generally assume portions of the life and accident and health risks underwritten by certain other insurers on a limited basis. In 2004, assumed premium was significantly higher due to the Canada Life reinsurance transaction discussed in Note 1. Most of the business assumed has subsequently been rewritten to our own policy forms such that the Company is now the direct writer of this business.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of reinsurance on premiums and other considerations, universal life and investment product charges and total benefits are as follows:

	Year Ended December 31,

	2004	2003	2002

Premiums and other considerations direct	$1,200	$1,029	$924
Premiums and other considerations assumed	164	2	4
Less premiums and other considerations ceded	71	80	87

Net premiums and other considerations	$1,293	$951	$841

Universal life and investment product charges direct	$850	$798	$745
Universal life and investment product charges assumed	7	—	—
Less universal life and investment product charges ceded	125	107	107

Net universal life and investment product charges	$732	$691	$638

Benefits direct	$2,371	$2,227	$2,323
Benefits assumed	155	6	(48)
Less reinsurance recoveries	239	228	361

Net benefits	$2,287	$2,005	$1,914

NOTE 15.	SEGMENT INFORMATION
      The Company has five reportable segments, which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. Within the Individual Products segment, the Company offers a wide array of individual life insurance products including variable life insurance. Approximately 56%, 58% and 30% of Individual Products life insurance sales were attributable to products with secondary guarantee benefits for 2004, 2003 and 2002. AIP offers both fixed and variable annuities, as well as other investment products. Benefit Partners offers group non-medical products such as term life, disability income and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. The Communications segment consists principally of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, default charges as discussed in Note 2, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt, federal and state income taxes not otherwise allocated to other reportable segments, and all of the Company’s realized gains and losses. Surplus is allocated to the Individual Products, AIP, and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company’s strategies for managing those risks. Various distribution channels and/or product classes related to the Company’s individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP, and Benefit Partners reporting segments.
      The segments are managed separately because of the different products, distribution channels and marketing strategies each employs. The Company evaluates performance based on several factors, of which the primary financial measure is reportable segment results, which consists of net income before realized gains and losses and cumulative effect of change in accounting principle. The accounting policies of the business segments are the same as those described in Note 2. Substantially all revenue is derived from sales in the United States, and foreign assets are not material.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes financial information of the reportable segments:

	December 31,

	2004	2003

Assets
Individual Products	$18,776	$17,717
AIP	10,504	9,941
Benefit Partners	1,839	1,079
Communications	223	210
Corporate & Other	3,763	3,749

Total assets	$35,105	$32,696

	Year Ended December 31,

	2004	2003	2002

Revenues
Individual Products	$1,780	$1,774	$1,737
AIP	718	694	686
Benefit Partners	1,202	820	698
Communications	239	214	208
Corporate & Other	122	118	99

	4,061	3,620	3,428
Realized investment gains (losses), before taxes	41	(47)	(22)

Total revenues	$4,102	$3,573	$3,406

Total reportable segment results and reconciliation to net income
Individual Products	$302	$309	$293
AIP	76	85	80
Benefit Partners	71	51	48
Communications	54	46	40
Corporate & Other	33	32	4

Total reportable segment results	536	523	465
Realized investment gains (losses), net of taxes	27	(31)	(15)

Income before cumulative effect of change in accounting principle	563	492	450
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(17)	—	—

Net income	$546	$492	$450

Net investment income (expense)
Individual Products	$900	$914	$924
AIP	593	587	577
Benefit Partners	89	64	60
Communications	(2)	(2)	(3)
Corporate & Other	92	94	76

Total net investment income	$1,672	$1,657	$1,634

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Amortization of deferred policy acquisition costs and value of business acquired
Individual Products	$207	$195	$167
AIP	53	46	38
Benefit Partners	27	100	81

Amortization reflected in total reportable segment results	287	341	286
Amortization on realized investment gains (losses)	(2)	(14)	5

Amortization of deferred policy acquisition costs and value of business acquired	$285	$327	$291

Income tax expense (benefit)
Individual Products	$156	$163	$158
AIP	40	46	43
Benefit Partners	38	27	26
Communications	36	29	26
Corporate & Other	(7)	(3)	(11)

Total income tax expense in reportable segment results	263	262	242
Income tax expense (benefit) on realized investment gains (losses)	14	(16)	(7)

Income tax expense before cumulative effect of change in accounting principle	277	246	235
Tax on cumulative effect of change in accounting principle	(9)	—	—

Total income tax expense	$268	$246	$235

      Default charges paid to the Corporate and Other segment by Individual, AIP and Benefit Partners were $23, $14, $2 for 2004; $20, $10, $1 for 2003 and $13, $8, $1 for 2002.
      The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	OTHER COMPREHENSIVE INCOME
      The components of other comprehensive income, along with related tax effects, are as follows:

	Unrealized
	Gains on	Derivative	Additional
	Available-	Financial	Minimum
	for-Sale	Instruments	Pension
	Securities	Gains (Losses)	Liability	Total

Balance at December 31, 2001	$410	$4	$—	$414
Unrealized holding gains arising during period, net of $104 tax expense	193	—	—	193
Change in fair value of derivatives, net of $5 tax expense	—	9	—	9
Less: reclassification adjustment
Gains realized in net income, net of $3 tax expense	6	—	—	6

Balance at December 31, 2002	597	13	—	610
Unrealized holding gains arising during period, net of $23 tax expense	46	—	—	46
Change in fair value of derivatives, net of $2 tax benefit	—	(5)	—	(5)
Less: reclassification adjustment
Losses realized in net income, net of $17 tax benefit	(32)	—	—	(32)

Balance at December 31, 2003	675	8	—	683
Unrealized holding gains arising during period, net of $12 tax expense	25	—	—	25
Change in minimum pension liability, net of $6 tax benefit	—	—	(9)	(9)
Change in fair value of derivatives, net of $2 tax benefit	—	(3)	—	(3)
Less: reclassification adjustment
Gains realized in net income, net of $7 tax expense	13	—	—	13

Balance at December 31, 2004	$687	$5	$(9)	$683

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Debt securities available-for-sale	$19,725	$19,725	$17,706	$17,706
Debt securities held-to-maturity	2,369	2,514	2,752	2,918
Equity securities available-for-sale	650	650	756	756
Mortgage loans	3,667	3,854	3,472	3,675
Policy loans	839	926	869	972
Derivative financial instruments	82	82	33	33
Financial Liabilities
Annuity contract liabilities in accumulation phase	8,733	8,325	8,059	7,714
Commercial paper and revolving credit borrowings	188	188	654	654
Securities sold under repurchase agreements	468	468	401	401
Junior subordinated debentures	309	309	309	309
Notes payable	600	597	—	—
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
      Notes payable is comprised of $300 of EXtendible Liquidity Securities® (EXLs) that have variable interest rates, therefore carrying value approximates market value for these securities. The remainder of notes payable represents 10-year notes, the fair market value of which was determined by market quotes for these notes in the secondary market.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	COMMITMENTS AND CONTINGENT LIABILITIES
      The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheets, approximates $121 at December 31, 2004.
      The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms range from one to seven years. Neither annual rent nor future rental commitments are significant.
      JPCC has commitments for purchases of syndicated television programming and commitments on other contracts, and future sports programming rights as of December 31, 2004. The Company also has commitments to sell a portion of the sports programming rights to other entities, over the same period. The table below summarizes these commitments and revenues, including estimates for those that are not yet finalized:

	Commitments	Revenues	Net

2005	$69	$55	$14
2006	58	29	29
2007	51	28	23
2008	49	28	21
2009	41	29	12
2010	34	30	4
Thereafter	35	32	3

Total	$337	$231	$106

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
      (b) There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      (c) Management’s Assessment of Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appear on pages 50 and 51 of this Annual Report.

Item 9B.	Other Information
      None being reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      We incorporate by reference the information regarding directors and executive officers under the headings “Proposal I — Election of Directors” and “Stock Ownership — Section 16(a) beneficial ownership reporting compliance” in our 2005 definitive Proxy Statement to be filed for the May 2005 annual shareholders meeting (Proxy Statement). We also incorporate the information regarding Executive Officers set forth in Part I above.
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

Item 11.	Executive Compensation
      We incorporate by reference the information under the headings “How are directors compensated” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      We incorporate by reference the information under the heading “Stock Ownership” in the Proxy Statement.
Equity Compensation Plan Information
      This table provides information as of December 31, 2004 about shares of our common stock that may be issued under our equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	issued Upon Exercise of	Exercise Price of	Available for Future Issuance
Plan Category	Outstanding Options	Outstanding Options	Excluding Shares in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	9,001,181	$42.08	2,784,156	(2)
Equity compensation plans not approved by shareholders(3)	0	0	0

(1)	Option shares in column (a) approximated 6.6% of outstanding shares, and available shares in column (c) approximated 2.0% of outstanding shares.

(2)	Of these shares available for future awards, 2,426,656 are available under the Long Term Stock Incentive Plan (LTS) and 357,500 are available under the Non-Employee Directors’ Stock Option Plan. Shares covered by options that terminate unexercised, and any shares tendered to pay for an option exercise or withheld for taxes, will be available for future option grants under the respective plan. The LTS permits awards other than options, such as restricted stock up to 10% of the shares reserved, and our LTIP payouts as described in our Proxy Statement are made 50% in common shares from the LTS shares shown in column (c).

(3)	Our directors’ fee deferral plan is not an equity compensation plan because there is no share reserve, overhang or dilution and fee deferrals are promptly used by the grantor trust to buy shares in the open market for later payout after directors leave the Board as described in our proxy statement.

Item 13.	Certain Relationships and Related Transactions
      We incorporate by reference the information under the heading “Is the Compensation Committee Independent?” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      We incorporate by reference the information under the heading “Audit Committee Report” in the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) This portion of Item 15 appears in a separate section of this report. See the index on page F-1. The List and Index of Exhibits appears on pages E-1 - E-2 of this report.
      (b) Exhibits appear in a separate section of this report. See page E-1.
      (c) Financial Statement Schedules — This portion of Item 15 appears in a separate section of this report. See the index on page F-1.
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

JEFFERSON-PILOT CORPORATION Registrant

BY (SIGNATURE) (NAME AND TITLE)	/s/ Dennis R. Glass ------------------------------------------------ Dennis R. Glass
DATE	President and Chief Executive Officer (also signing as Principal Executive Officer and Director) March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theresa M. Stone --------------------------------------------- Theresa M. Stone Executive Vice President and Chief Financial Officer (Principal Financial Officer) March 15, 2005

/s/ Reggie D. Adamson --------------------------------------------- Reggie D. Adamson Senior Vice President and Treasurer (Principal Accounting Officer) March 15, 2005

/s/ Edwin B. Borden* --------------------------------------------- Edwin B. Borden, Director March 15, 2005

/s/ William H. Cunningham* --------------------------------------------- William H. Cunningham, Director March 15, 2005

/s/ Robert G. Greer* --------------------------------------------- Robert G. Greer, Director March 15, 2005

/s/ George W. Henderson, III* --------------------------------------------- George W. Henderson, III March 15, 2005

/s/ Elizabeth Valk Long* --------------------------------------------- Elizabeth Valk Long March 15, 2005

/s/ E. S. Melvin* --------------------------------------------- E. S. Melvin, Director March 15, 2005

/s/ William P. Payne* --------------------------------------------- William P. Payne, Director March 15, 2005

/s/ Patrick S. Pittard* --------------------------------------------- Patrick S. Pittard, Director March 15, 2005

/s/ Donald S. Russell, Jr.* --------------------------------------------- Donald S. Russell, Jr., Director March 15, 2005

/s/ David A. Stonecipher* --------------------------------------------- David A. Stonecipher, Director March 15, 2005

*By	/s/ Robert A. Reed

Robert A. Reed, Attorney-in-Fact
March 15, 2005

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
      The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements — December 31, 2004
      The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 14(d).
      All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2004
In millions

Column A	Column B	Column C	Column D

			Amount
			at Which
			Shown in the
		Fair	Consolidated
Type of Investment	Cost (a)	Value	Balance Sheet

Debt securities:
Bonds and other debt instruments:
United States Treasury obligations and direct obligations of U.S. Government agencies	$253	$266	$266
Federal agency issued collateralized mortgage obligations	1,610	1,670	1,670
Obligations of states, municipalities and political subdivisions (b)	63	68	67
Obligations of public utilities (b)	3,897	4,132	4,099
Corporate obligations (b)	14,691	15,402	15,291
Corporate private-labeled collateralized mortgage obligations	659	688	688
Redeemable preferred stocks	12	13	13

Total debt securities	21,185	22,239	22,094

Equity securities:
Common stocks:
Public utilities	112	133	133
Banks, trust and insurance companies	63	478	478
Industrial and all other	24	37	37
Non-redeemable preferred stocks	2	2	2

Total equity securities	201	650	650

Mortgage loans on real estate (c)	3,689		3,667
Other real estate held for investment	125		125
Policy loans	839		839
Other long-term investments	193		193

Total investments	$26,232		$27,568

a.	Cost of debt securities is original cost, reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.

b.	Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. A portion of bonds and debt securities are recorded as investments held-to-maturity at amortized cost and a portion are recorded as investments available-for-sale at fair value.

c.	Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
In millions (except share information)

	December 31,

	2004	2003

ASSETS
Cash and investments:
Cash and cash equivalents	$2	$13
Investment in subsidiaries	5,688	5,300

Total cash and investments	5,690	5,313
Other assets	12	16

Total assets	$5,702	$5,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper and revolving credit borrowings	$188	$654
Notes payable, subsidiaries	587	486
Notes payable, other	600	—
Junior subordinated debentures	309	309
Payables and accruals	39	32
Dividends payable	52	46
Income taxes receivable	(7)	(9)
Deferred income tax assets	—	5

Total liabilities	1,768	1,523

Commitments & contingent liabilities
Stockholders’ equity:
Common stock, par value $1.25 per share, authorized 2004 and 2003: — 350,000,000; issued: 2004 — 136,819,214 shares; 2003 — 140,610,540 shares	180	176
Retained earnings, including equity in undistributed net income of subsidiaries 2004 — $2,780, 2003 — $2,466	3,071	2,947
Accumulated other comprehensive income	683	683

Total stockholders’ equity	3,934	3,806

Total liabilities and stockholders’ equity	$5,702	$5,329

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF INCOME
OF JEFFERSON-PILOT CORPORATION
In millions

	Year Ended December 31,

	2004	2003	2002

Income:
Dividends from subsidiaries:
Jefferson-Pilot Life Insurance Company	$10	$130	$20
Jefferson Pilot Financial Insurance Company	154	96	216
Jefferson-Pilot Communications Company	53	38	33
Other subsidiaries	72	8	133

	289	272	402
Other investment income, including interest from subsidiaries, net	(2)	2	1
Realized investment losses	(2)	(2)	(7)

Total income	285	272	396
Financing costs	65	45	47
Other expenses	20	25	24

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	200	202	325
Income tax benefits	(32)	(34)	(27)

Income before equity in undistributed net income (loss) of subsidiaries	232	236	352

Equity in undistributed net income (loss) of subsidiaries:
Jefferson-Pilot Life Insurance Company	197	35	138
Jefferson Pilot Financial Insurance Company	49	165	(104)
Jefferson-Pilot Communications Company	2	7	7
Other subsidiaries, net	66	49	57

	314	256	98

Net income	$546	$492	$450

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF CASH FLOWS
OF JEFFERSON-PILOT CORPORATION
In millions

	Year Ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$546	$492	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(314)	(256)	(97)
Realized investment losses	2	2	7
Change in accrued items and other adjustments, net	(6)	110	(76)

Net cash provided by operating activities	228	348	284

Cash Flows from Investing Activities:
Sales of investments	—	4	2
Other returns from (investments in) subsidiaries	(115)	250	(7)

Net cash provided by (used in) investing activities	(115)	254	(5)

Cash Flows from Financing Activities:
Cash dividends	(203)	(184)	(174)
Common stock transactions, net	(210)	(112)	(321)
Proceeds from external borrowings	6,145	5,178	3,643
Repayments of external borrowings	(6,011)	(4,977)	(3,637)
Borrowings from subsidiaries, net	155	(229)	(12)

Net cash used in financing activities	(124)	(324)	(501)

Net increase (decrease) in cash and cash equivalents	(11)	278	(222)
Cash and cash equivalents (overdrafts):
Beginning	13	(265)	(43)

Ending	$2	$13	$(265)

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — NOTE TO CONDENSED FINANCIAL STATEMENTS
OF JEFFERSON-PILOT CORPORATION

Note 1.	Basis of Presentation and Significant Accounting Policies
      The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the “Company”) on a separate-company basis. These condensed financial statements do not include the accounts of the Company’s majority-owned subsidiaries, but instead include the Company’s investment in those subsidiaries, stated at amounts which are substantially equal to the Company’s equity in the subsidiaries’ net assets. Therefore the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2004.
      Additional information about: 1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries; 2) debt; and 3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 18, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2004.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Years Indicated — In millions

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred Policy		Deferred
	Acquisition	Future Policy	Revenue and	Other Policy
	Costs and Value	Benefits and	Premiums	Claims and	Premiums and
	of Business	Policyholder	Collected in	Benefits	Other
Segment	Acquired	Contract Deposits	Advance	Payable(a)	Considerations

As of or Year Ended December 31, 2004
Individual Products	$1,998	$13,642	$378	$723	$152
AIP	325	10,428	—	2	1
Benefit Partners	105	695	5	265	1,113
Corporate and Other	2	25	—	3	27

Total	$2,430	$24,790	$383	$993	$1,293

As of or Year Ended December 31, 2003
Individual Products	$1,847	$13,077	$303	$603	$171
AIP	320	9,849	—	—	—
Benefit Partners	61	370	4	206	756
Corporate and Other	2	20	—	3	24

Total	$2,230	$23,316	$307	$812	$951

As of or Year Ended December 31, 2002
Individual Products	$1,668	$12,458	$225	$631	$180
AIP	310	9,350	—	—	—
Benefit Partners	47	308	5	187	638
Corporate and Other	2	21	—	4	23

Total	$2,027	$22,137	$230	$822	$841

Column A	Column G	Column H	Column I	Column J

			Amortization
			of Deferred
			Policy
		Benefits,	Acquisition
		Claims,	Costs and
	Net	Losses and	Value of	Other
	Investment	Settlement	Business	Operating
Segment	Income	Expenses	Acquired	Expenses(b)

As of or Year Ended December 31, 2004
Individual Products	$900	$993	$207	$122
AIP	593	426	53	122
Benefit Partners	89	841	27	225
Communications	(2)	—	—	149
Corporate and Other	92	27	—	70

Total	$1,672	$2,287	$287	$688

As of or Year Ended December 31, 2003
Individual Products	$914	$986	$195	$121
AIP	587	417	46	100
Benefit Partners	64	576	100	65
Communications	(2)	—	—	141
Corporate and Other	94	26	—	62

Total	$1,657	$2,005	$341	$489

As of or Year Ended December 31, 2002
Individual Products	$924	$989	$167	$129
AIP	577	425	38	101
Benefit Partners	60	478	81	67
Communications	(3)	—	—	141
Corporate and Other	76	22	—	83

Total	$1,634	$1,914	$286	$521

a.	Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.

b.	Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $36 in 2004, $33 in 2003, and $34 in 2002.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE FOR THE YEARS INDICATED
In millions

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
					of
					Amount
		Ceded to	Assumed		Assumed
		Other	From Other		to
	Gross Amount	Companies	Companies	Net Amount	Net(a)

Year Ended December 31, 2004:
Life insurance in force at end of year	$312,825	$60,007	$5,022	$257,840	1.9%
Premiums and other considerations	$1,200	$71	$164	$1,293	12.7%
Year Ended December 31, 2003:
Life insurance in force at end of year	$269,163	$58,797	$1,966	$212,332	0.9%
Premiums and other considerations	$1,029	$80	$2	$951	0.2%
Year Ended December 31, 2002:
Life insurance in force at end of year	$257,463	$58,607	$1,501	$200,357	0.7%
Premiums and other considerations	$924	$87	$4	$841	0.5%

(a)	Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.
JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2004
In millions

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged
	Beginning of	to Realized	Charged to		Balance at
	Period	Investment Gains	Other Accounts	Deductions	End of Period

2004:
Valuation allowance for mortgage loans on real estate	$36	$(14)	$—	$—	$22
Valuation allowance for uncollectible agents balances	1	—	—	—	1

Total	$37	$(14)	$—	$—	$23

2003:
Valuation allowance for mortgage loans on real estate	$36	$—	$—	$—	$36
Valuation allowance for uncollectible agents balances	1	—	—	—	1

Total	$37	$—	$—	$—	$37

2002:
Valuation allowance for mortgage loans on real estate	$29	$7	$—	$—	$36
Valuation allowance for uncollectible agents balances	1	—	—	—	1

Total	$30	$7	$—	$—	$37

LIST AND INDEX OF EXHIBITS

Reference
Per Exhibit
Table		Description of Exhibit	Page

(3)	(i)	Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to Form 10-Q (Commission file no. 1-5955) for the first quarter 1996	—
	(ii)	By-laws as amended November 3, 2003 are incorporated by reference to Form 10-K for 2003	—
(4)	(i)	Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, and Amendment to Rights Agreement dated February 8, 1999 was included in Form 8-K for February 8, 1999 (Commission file no. 1-5955); both are incorporated by reference	—
	(ii)	Credit agreements and other agreements and instruments relating to debt securities issued by or borrowings available to the Registrant, are not being filed because the total amount of borrowing available under credit agreements or amount of debt securities authorized by any other agreement or instrument respectively does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of any such agreements and documents to the Commission upon request	—
(10)		The following contracts and plans:
	(i)	Employment Agreement signed in December 2002 between the Registrant and David A. Stonecipher, an executive officer until he retired on December 31, 2004, is incorporated by reference to Form 10-K for 2002; summary of his current arrangements is incorporated by reference to the March 2005 Proxy Statement	—
	(ii)	Employment Agreement between the Registrant and Dennis R. Glass, our Chief Executive Officer, dated December 6, 2003, is incorporated by reference to Form 10-K for 2003	—
(iii)
Long Term Stock Incentive Plan, as amended in February 2005; the summaries of the long term incentive compensation awards and payments (LTIP) on pages 10 and 14 of the March 2005 Proxy Statement are incorporated by reference
E-3
	(iv)	Non-Employee Directors’ Stock Option Plan, as amended in February 2005	E-7
	(v)	Jefferson-Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Form 10-K for 1999 (Commission file no. 1-5955); the Executive Special Supplemental Benefit Plan, which now operates under this Plan, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1994.	—
	(vi)	Management Incentive Compensation Plan for Jefferson-Pilot Corporation and its insurance subsidiaries is incorporated by reference to Form 10-K for 2002; description of the bonus program for executives is incorporated by reference to the March 2003 Proxy Statement.	—
	(vii)	Deferred Fee Plan for Non-Employee Directors, as amended, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998	—
	(viii)	Executive Change in Control Severance Plan and the 1999 amendment thereto are incorporated by reference to Forms 10-K (Commission file no. 1-5955) for 1998 and 1999, respectively	—

E-1

Reference
Per Exhibit
Table		Description of Exhibit	Page

	(ix)	Employment arrangement letter between the Registrant and Warren H. May, an executive officer, is incorporated by reference to Form 10-Q for the third quarter 2002	—
	(x)	Summary of non-employee director compensation	E-12
	(xi)	Form of stock option terms for non-employee directors	E-13
	(xii)	Form of stock option terms for officers	E-18
(21)		Subsidiaries of the Registrant	E-25
(23)		Consent of Independent Auditors	E-26
(24)		Power of Attorney form	E-27
(31.1)		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	E-28
(31.2)		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	E-29
(32)		Written Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-30

E-2