Form 10-Q
period 2005-03-31
JEFFERSON PILOT CORP
filed 2005-05-09
CIK 53347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005	Commission file number 1-5955

Jefferson-Pilot Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)

(336) 691-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Number of shares of common stock outstanding at March 31, 2005             135,938,302

JEFFERSON-PILOT CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		(Audited)
	March 31	December 31
	2005	2004
	(Dollar Amounts in
	Millions Except
	Share Information)
ASSETS

Investments:
Debt securities available-for-sale, at fair value (amortized cost $19,252 and $18,816)	$19,835	$19,725
Debt securities held-to-maturity, at amortized cost (fair value $2,433 and $2,514)	2,309	2,369
Equity securities available-for-sale, at fair value (cost $197 and $201)	609	650
Mortgage loans on real estate	3,718	3,667
Policy loans	836	839
Real estate	124	125
Other investments	194	193

Total investments	27,625	27,568

Cash and cash equivalents	(26)	87
Accrued investment income	355	342
Due from reinsurers	1,322	1,341
Deferred policy acquisition costs and value of business acquired	2,577	2,430
Goodwill	312	312
Assets held in separate accounts	2,324	2,373
Other assets	662	652

Total assets	$35,151	$35,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities:
Future policy benefits	$3,091	$ 3,096
Policyholder contract deposits	21,868	21,694
Policy and contract claims	217	232
Other	1,171	1,144

Total policy liabilities	26,347	26,166

Commercial paper and revolving credit borrowings	154	188
Securities sold under repurchase agreements	537	468
Notes payable	600	600
Junior subordinated debentures	309	309
Currently payable income taxes	65	31
Deferred income tax liabilities	530	589
Liabilities related to separate accounts	2,324	2,373
Accounts payable, accruals and other liabilities	454	447

Total liabilities	31,320	31,171

Commitments and contingent liabilities
Stockholders’ Equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2005-135,938,302 shares; 2004-136,819,214 shares	170	180
Retained earnings	3,151	3,071
Accumulated other comprehensive income	510	683

Total stockholders’ equity	3,831	3,934

Total liabilities and stockholders’ equity	$35,151	$35,105

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2005	2004
	(Dollar Amounts in
	Millions Except
	Share Information)
Revenue:
Premiums and other considerations	$331	$280
Universal life and investment product charges	200	182
Net investment income	408	406
Realized investment gains	5	24
Communications sales	61	58
Broker-dealer concessions and other	32	35

Total revenue	1,037	985

Benefits and Expenses:
Insurance and annuity benefits	537	541
Insurance commissions, net of deferrals	65	59
General and administrative expenses, net of deferrals	39	38
Insurance taxes, licenses and fees	23	17
Amortization of policy acquisition costs and value of business acquired	78	67
Interest expense	14	11
Communications operations	38	37

Total benefits and expenses	794	770

Income before income taxes and cumulative effect of change in accounting principle	243	215
Income taxes	82	74

Income before cumulative effect of change in accounting principle	161	141
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(17)

Net income	$161	$124

Average number of shares outstanding	136.6	140.7

Net Income Per Share of Common Stock:

Net income	$1.18	$0.88

Net income - assuming dilution	$1.17	$0.87

Dividends declared per common share	$0.380	$0.330

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION
CONSOLIDATED UNAUDITED CONDENSED
STATEMENTS OF CASH FLOWS
(In Millions)

	Three Months Ended
	March 31
	2005	2004
Cash Flows from Operating Activities	$124	$482

Cash Flows from Investing Activities:
Securities and loans purchased, net	(378)	(806)
Other investing activities	(8)	(24)

Net cash used in investing activities	(386)	(830)

Cash Flows from Financing Activities:
Policyholder contract deposits	693	730
Policyholder contract withdrawals	(489)	(383)
Net borrowings	36	152
Net repurchase of common shares	(40)	(63)
Cash dividends paid	(52)	(47)
Other financing activities	1	7

Net cash provided by financing activities	149	396

Increase (decrease) in cash and cash equivalents	(113)	48
Cash and cash equivalents at beginning of period	87	72

Cash and cash equivalents at end of period	$(26)	$120

Supplemental Cash Flow Information:
Income taxes paid (received)	$18	$(6)

Interest paid	$25	$16

See Notes to Consolidated Financial Statements

JEFFERSON-PILOT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in millions)

1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company’s pretax earnings increased $49 in the first quarter of 2005 due to management actions and experience that affected the comparability with the previous quarter. Management reduced the rates for non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life insurance products. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing coverage. Consequently, we recognized an accrual release, which increased cost of insurance charge revenue by $13, and a related unlocking of expected gross profits, which reduced amortization of value of business acquired by $17. Additionally, the Company experienced strong earnings emergence from favorable claim experience and reserve development in its group insurance business, primarily in the Canada Life block (see Note 9), reducing insurance and annuity benefits by $25 partially offset by $5 of additional amortization of deferred policy acquisition costs. Taken together, these items increased first quarter 2005 net income by $32.

Except as described otherwise herein, all significant accounting policies remain as we described in our Form 10-K for 2004.

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

The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended
	March 31
	2005	2004

Net income, as reported	$161	$124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1	3

Pro forma net income	$160	$121

Earnings per share, as reported	$1.18	$0.88
Pro forma earnings per share	$1.17	$0.86
Earnings per share – assuming dilution, as reported	$1.17	$0.87
Pro forma earnings per share – assuming dilution	$1.16	$0.85

3. Segment Reporting

The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2004.

The following table summarizes certain financial information regarding the Company’s reportable segments:

	March 31	December 31
	2005	2004

Assets
Individual Products	$18,965	$18,776
AIP	10,543	10,504
Benefit Partners	1,834	1,839
Communications	219	223
Corporate & other	3,590	3,763

Total assets	$35,151	$35,105

	Three Months Ended
	March 31
	2005	2004

Revenues
Individual Products	$456	$444
AIP	169	175
Benefit Partners	313	251
Communications	60	58
Corporate & Other	34	33

	1,032	961
Realized investment gains, before taxes	5	24

Total revenues	$1,037	$985

Total reportable segments results and reconciliation to net income
Individual Products	$84	$75
AIP	22	19
Benefit Partners	34	11
Communications	11	11
Corporate & Other	7	10

Total reportable segment results	158	126
Realized investment gains, net of taxes	3	15

Income before cumulative effect of change in accounting principle	161	141
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(17)

Net income	$161	$124

Default charges paid to the Corporate and Other segment for Individual, AIP and Benefit Partners were $6, $3, $1 and $6, $3, $0 for the three months ended March 31, 2005 and 2004.

4. Income from Continuing Operations Per Share of Common Stock

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended
	March 31
	2005	2004

Numerator:
Net income before cumulative effect of change in accounting principle	$161	$141
Cumulative effect of change in accounting principle, net of taxes	—	(17)

Numerator for earnings per share and earnings per share - assuming dilution – Net income	$161	$124

Denominator:
Denominator for earnings per share – weighted-average shares outstanding	136,611,211	140,659,329
Effect of dilutive securities:
Stock options	910,200	1,509,952

Denominator for earnings per share assuming dilution – adjusted weighted-average shares outstanding	137,521,411	142,169,281

Income before cumulative effect of change in accounting principle	$1.18	$1.00
Cumulative effect of change in accounting principle, net of taxes	—	(0.12)

Earnings per share	$1.18	$0.88

Income before cumulative effect of change in accounting principle	$1.17	$0.99
Cumulative effect of change in accounting principle, net of taxes	—	(0.12)

Earnings per share – assuming dilution	$1.17	$0.87

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

6. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123-R), which prescribes fair value expense recognition for stock options and is effective for interim and annual periods ending after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays our required effective date of SFAS 123-R to January 1, 2006.

As discussed above, the Company currently accounts for employee stock options using the intrinsic value method of APB 25, and related interpretations, and discloses the impact of the fair value method prescribed by SFAS 123 through footnote disclosure only. Under APB 25, the Company does not recognize any stock-based compensation expense for employee stock options because all options granted have an exercise price equal to the market value of the underlying stock on the date of grant. The Company plans to adopt the provisions of SFAS 123-R under the modified prospective method on January 1, 2006. Under this method, the fair value of all employee stock options vesting on or after the adoption date will be included in the determination of net income. The Company also plans to restate prior periods using the modified retrospective application described in SFAS 123-R. The fair value of stock options will be estimated using an appropriate fair value option-pricing model considering assumptions for dividend yield, expected volatility, risk-free interest rate, and expected life of the option. The fair value of the option grants will be amortized on a straight-line basis over the three-year vesting period of the awards. The adoption of SFAS 123-R will reduce our earnings per share similar to what is described in our proforma disclosures discussed earlier within Note 2. However, the implementation of more sophisticated modeling techniques may affect this impact.

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

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”(EITF 03-1). This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which indefinitely deferred the effective date of the other-than-temporary impairment provisions of EITF 03-1 related to interest rates and sector spreads until such time as the FASB issues further implementation guidance. The Company continues to monitor developments concerning this guidance and is currently unable to estimate the potential effects of implementing the impairment provisions of EITF 03-1 on the Company’s consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP or SOP 03-1). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle originally amounting to $13. In September 2004, AcSEC issued Technical Practice Aids (the TPAs) addressing certain provisions of the SOP. As a result of this additional guidance, we restated our cumulative effect adjustment as of January 1, 2004 to record an additional $4 of expense. The following table reflects our results for the first quarter of 2004 as originally reported and as adjusted by the addition to the cumulative effect adjustment recorded in the third quarter of 2004. Please refer to Note 2 of the Consolidated Financial Statements included within our Form 10-K for greater detail and discussion.

	Three Months Ended		Three Months Ended
	March 31, 2004 As	Adoption	March 31, 2004
	Reported	of TPAs	Restated

Income before cumulative effect of change in accounting principle	$141	$—	$141
Cumulative effect of change in accounting principle, net of taxes	(13)	(4)	(17)

Net income	$128	$(4)	$124

Per share information
Income before cumulative effect of change in accounting principle	$1.00	$—	$1.00
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$0.91	$(0.03)	$0.88

Per share information – assuming dilution
Income before cumulative effect of change in accounting principle	$0.99	$—	$0.99
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$0.90	$(0.03)	$0.87

Our cumulative effect of $17 related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies.

7. Retirement Benefit Plans

The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended
	March 31
	2005	2004

Service cost	$4	$4
Interest cost	6	6
Expected return on plan assets	(8)	(8)

Net periodic benefit cost	$2	$2

The Company expects to make contributions of $14 to $18 during 2005 related to our nonqualified plans. Contributions of $12 were made during the three months ended March 31, 2005.

8. Comprehensive Income

The components of comprehensive income, net of related effects of DAC/VOBA and income taxes, are as follows:

	Three Months Ended
	March 31
	2005	2004

Net income	$161	$124
Change in unrealized gains (losses) on securities	(169)	143
Change in minimum pension liability	(1)	—
Change in the fair value of derivative financial instruments	(3)	3

Comprehensive income (loss)	$(12)	$270

9. Reinsurance Transaction

Effective March 1, 2004, the Company acquired via a reinsurance transaction substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc.

Upon closing, Canada Life ceded, and the Company assumed, approximately $400 of policy liabilities. The Company also received assets, primarily comprised of cash, in support of those liabilities. The deferred policy acquisition costs of $35 recorded in the transaction are being amortized over 15 years, subject to dynamic persistency adjustments, representing the premium-paying period of the blocks of policies acquired. An intangible asset of $25, attributable to the value of the distribution system acquired in the transaction, was recorded in other assets within the consolidated balance sheets and is being amortized over 30 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity. The revenues and benefits and expenses associated with these blocks are presented in the Company’s consolidated statements of income in a manner consistent with the Company’s accounting policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three months ended March 31, 2005, as compared to the same period of 2004, of Jefferson-Pilot Corporation and consolidated subsidiaries. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.

Company Profile

Overview and Segment Revenues

We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses, supplemented by the discussion herein.

Our segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended
	March 31
	2005	2004

Individual Products	44%	46%
AIP	16%	18%
Benefit Partners	31%	26%
Communications	6%	6%
Corporate and Other	3%	4%

Critical Accounting Policies and Estimates

Our Form 10-K described our accounting policies that are critical to the understanding of our results of operations and our financial position for which management uses significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future events. They relate to deferred acquisition costs (DAC), value of business acquired (VOBA), unearned revenue reserves, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, valuation methods for infrequently traded securities and private placements, policy liabilities, pension plans, goodwill and accruals relating to legal and administrative proceedings.

These policies were applied in a consistent manner during the first quarter of 2005.

Results of Operations

The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$161.2	$141.2	14.2%
Cumulative effect of change in accounting principle	—	(16.6)	—

Net income	$161.2	$124.6	29.4%

Consolidated Earnings Per Share
Basic:
Income before cumulative effect of change in accounting principle	$1.18	$1.00	18.0%
Cumulative effect of change in accounting principle	—	(0.12)	—

Net income	$1.18	$0.88	34.1%

Fully-diluted:
Income before cumulative effect of change in accounting principle	$1.17	$0.99	18.2%
Cumulative effect of change in accounting principle	—	(0.12)	—

Net income	$1.17	$0.87	34.5%

	Three Months Ended
	March 31
	2005	2004
Average number of shares outstanding	136,611,211	140,659,329

Average number of shares outstanding – assuming dilution	137,521,411	142,169,281

The increase in income before cumulative effect of change in accounting principle in the first quarter of 2005 reflected earnings growth in each of our segments, except for Corporate & Other, partially offset by lower realized gains. The Individual Products segment benefited from management actions to reduce non-guaranteed bonuses on certain older universal life products that resulted in a reserve release and an unlocking adjustment to DAC and VOBA, partially offset by higher mortality. AIP results were favorably impacted by lower interest credited resulting in higher investment spreads. Benefit Partners results for the quarter continue to be positively impacted from the business added via the Canada Life transaction, which was included for only one month in the 2004 quarter, and by improved loss ratios from favorable experience during the first quarter of 2005. Communications achieved earnings growth from higher advertising revenues in the sports operation that offset lower political advertising revenues, which are favorable in even-numbered years. Corporate & Other results were negatively impacted by higher short-term interest rates.

Realized investment gains, net of taxes, were $3.5 for the first quarter of 2005 versus $14.7 during the same period in 2004.

Effective January 1, 2004, the Company adopted SOP 03-1, which relates to secondary guarantees and other benefit features. The implementation of this new standard created both a cumulative effect upon adoption as well as a reduction to ongoing net income. The cumulative effect now shown for the first quarter of 2004 reflects the revision recognized in the third quarter of 2004 to reflect additional implementation guidance issued in that quarter. Refer to Note 6 to the Consolidated Condensed Financial Statements.

Earnings per share growth was more favorable than the growth in absolute earnings due to share repurchases in the first quarter of 2005 and the first six months of 2004.

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

The following table illustrates our results before and after realized investment gains and losses, and reconciles reportable segment results to net income, the most directly comparable GAAP financial measure:

Results by Reportable Segment

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2005	2004	2005 vs. 2004
Individual Products	$84.3	$75.0	12.4%
AIP	21.7	19.1	13.6
Benefit Partners	33.8	11.5	193.9
Communications	11.0	10.6	3.8
Corporate and Other	6.9	10.3	(33.0)

Total reportable segment results	157.7	126.5	24.7
Realized investment gains (losses), net of taxes	3.5	14.7	(76.2)

Net income before cumulative effect of change in accounting principle	161.2	141.2	14.2
Cumulative effect of change in accounting principle	—	(16.6)	—

Net income	$161.2	$124.6	29.4%

Segment Assets

We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment. Segment assets as of March 31 were as follows:

	March 31
	2005	2004
Individual Products	$18,965	$18,087
AIP	10,543	10,293
Benefit Partners	1,834	1,710
Communications	219	199
Corporate and Other	3,590	3,895

Total assets	$35,151	$34,184

Individual Products

The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.

Reportable segment results(1) for Individual Products were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
UL-Type Products:
Net investment income	$184.1	$184.1	0.0%
Interest credited to policyholders	(127.1)	(125.7)	(1.1)

Interest margin	57.0	58.4	(2.4)

Product charge revenue:
Cost of insurance charges	153.2	132.6	15.5
Expense charges	37.6	37.4	0.5
Surrender charges	8.0	11.0	(27.3)

Total product charge revenue	198.8	181.0	9.8

Death benefits and other insurance benefits	(90.3)	(77.2)	(17.0)
Expenses excluding amortization of DAC and VOBA	(18.9)	(22.5)	16.0
Amortization of DAC and VOBA	(38.7)	(45.0)	14.0
Miscellaneous income (expense)	0,2	—	100.0

UL-type product income before taxes	108.1	94.7	14.2

Traditional Products:
Premiums and other considerations	36.2	40.2	(10.0)
Net investment income	36.7	38.5	(4.7)
Benefits	(43.4)	(47.4)	8.4
Expenses excluding amortization of DAC and VOBA	(6.3)	(7.2)	12.5
Amortization of DAC and VOBA	(3.8)	(4.0)	5.0

Traditional product income before taxes	19.4	20.1	(3.5)

Reportable segment results before income taxes (1)	127.5	114.8	11.1
Income taxes	(43.2)	(39.8)	(8.5)

Reportable segment results (1)	$84.3	$75.0	12.4%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$57	$49	16.3%
Community Banks and BOLI	—	$1	—

Average UL policyholder fund balances	$11,411	$10,931	4.4%
Average VUL separate account assets	1,663	1,489	11.7

	$13,074	$12,420	5.3%

Average face amount of insurance in force:
Total	$165,929	$166,444	(0.3)%
UL-type policies	$128,397	$126,103	1.8%

Average assets	$18,871	$17,935	5.2%

Sales from our Individual Markets, excluding Community Banks and bank-owned life insurance (BOLI), increased in the first quarter of 2005 compared to 2004 due to product, distribution and service initiatives.

Approximately 50% and 53% of life insurance sales were attributable to products with secondary guarantee benefits for the first quarter of 2005 and 2004. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since guaranteed UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See Capital Position for discussion of statutory-basis reserving methodologies for these types of products.

Interest margin on UL-type products decreased 2.4% during the first quarter of 2005. Lower investment yields more than offset growth in policyholder fund balances and the effect of lower crediting rates. As discussed further below, the lower investment yield was primarily due to the general interest rate environment and lower investment prepayments. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances (up or down), subject to minimum rate guarantees, while considering product pricing targets, policyholder value, and competitive conditions. The average investment spread on fixed UL products declined 1 basis point to 1.83% for the quarter compared to the 2004 quarter. Our mortgage-backed securities portfolio is primarily a discount portfolio. We estimate that prepayments on mortgage-backed securities in excess of expected levels and prepayments of commercial mortgage loans increased effective investment yields by 7 basis points in the first quarter of 2004, but had no impact in 2005. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates likely will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. For the first quarter of 2005 and 2004, our average crediting rates were approximately 40 and 55 basis points in excess of our average minimum guaranteed rates (spread to guarantee), including 56% and 55% of our average UL policyholder fund balances that were already at their minimum guaranteed rates. The spread to guarantee excludes crediting rate cuts we implemented on April 1, 2005, which will have the effect of reducing the average crediting rate across the entire UL-type block by 4 basis points in future quarters. Additionally, the spread to guarantee presented above was revised to include the effect of non-guaranteed interest bonuses that management has the discretion to reduce. A large portion of the remaining spread to guarantee relates to products that are currently being marketed, sales of which could be negatively impacted if we reduced crediting rates.

The increase in product charge revenue was due to continued growth and aging of our insurance blocks and the impact of a management action to reduce non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life products. Cost of insurance charges (COIs) grew 15.5% compared to the 2004 quarter largely due to a $12.7 accrual release associated with this reduction in certain non-guaranteed COI bonus rates. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing coverage. This reduction in bonus rates will favorably impact quarterly COI charges prospectively by $1 after tax, through lower refunds of COIs, on a comparative basis. Excluding this impact, COIs grew 6.0% over the 2004 quarter from an increase in the average age of our insureds (this contributes to increased death benefits as well) and growth in face amount of UL-type policies. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We adjusted our assumptions primarily for mortality on certain blocks of business and recognized an unlocking adjustment of $1.9 that reduced amortization of unearned expense charges. Excluding this impact, expense charges increased over the 2004 quarter due to changes in product mix. Surrenders of policies subject to a surrender charge decreased during the quarter resulting in lower surrender charge income compared to the 2004 quarter.

UL-type death benefits increased $8.7 over the prior year quarter. UL-type death benefits, net of reinsurance, per thousand dollars of average net face amount at risk (average face amount of insurance in force net of reinsurance and reduced by average policyholder fund balances) were $0.68, in the high end of the normal first quarter range, compared to $0.62 in the 2004 quarter. Aging of our blocks will continue to contribute to increasing levels of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from period to period. Other UL-type insurance benefits increased $4.4 over the prior year quarter primarily due to growth in reserves related to secondary guarantees and other benefit features.

Consistent with the trend in recent years, traditional premiums and other considerations declined from the first quarter of 2004, reflecting customer preferences for UL-type products. Net investment income from our traditional blocks declined period over period due to a decline in investment yields, partly due to lower prepayments of mortgage-backed securities, and the decreasing size of the block.

Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 119.9%, up slightly from 117.9% in the 2004 quarter.

Total Individual expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Commissions	$80.4	$63.8	(26.0)%
General and administrative – acquisition related	17.4	18.9	7.9
General and administrative – maintenance related	9.4	10.9	13.8
Taxes, licenses and fees	12.7	11.0	(15.5)

Total commissions and expenses incurred	119.9	104.6	(14.6)
Less commissions and expenses capitalized	(94.7)	(74.9)	26.4

Expenses excluding amortization of DAC and VOBA	25.2	29.7	15.2
Amortization of DAC and VOBA	42.5	49.0	13.3

Total expense	$67.7	$78.7	14.0%

Expenses, excluding amortization of DAC and VOBA, decreased in the first quarter of 2005 from the 2004 quarter due to lower general and administrative expenses and higher capitalization of commission expenses. Gross commissions increased from higher sales. Taxes, licenses and fees showed an increase due to a state income tax accrual release recognized in the 2004 quarter. The expense amounts we capitalize as DAC include first-year commissions and deferrable acquisition expenses. We recognized unlocking adjustments in the first quarter of 2005 for the effect of the COI bonus accrual release, which reduced amortization of DAC and VOBA for UL-type products by $16.5, and for adjusting our assumptions primarily for mortality on certain blocks of business, which increased amortization of DAC and VOBA for UL-type products by $0.5. During the first quarter of 2004, we adjusted our assumptions for interest spreads, mortality and lapsation on certain blocks of business resulting in a reduction in DAC amortization on UL-type products of $8.5. Excluding these impacts, growth in our insurance blocks for UL-type products was the primary contributor to the increase in the amortization of DAC and VOBA period over period.

The growth in average Individual Products assets in 2005 was primarily due to growth in UL policyholder fund balances, partially offset by declines in assets supporting our traditional block of business and market values of separate account assets.

Our financial and operating risks for this segment include failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of estimated gross profits, increased lapses when interest rates rise, particularly in fixed interest UL-type products subject to low or no surrender charges; increased lapses for $2 billion of UL policyholder fund balances sold to community banks that are serviced by two marketing organizations and are generally not subject to surrender charges; changes in taxation or other regulatory changes related to our products and competing offerings; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); and the effects of unresolved litigation. We discuss these risks in more detail in the Critical Accounting Policies and Estimates, Capital Resources, Liquidity, and Market Risk Exposures sections of our Form 10-K.

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

Reportable segment results(1) for AIP were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Investment product charges and premiums	$2.9	$2.4	20.8%
Net investment income	135.8	143.5	(5.4)
Broker-dealer concessions and other	29.9	29.4	1.7

Total revenue	168.6	175.3	(3.8)

Policy benefits (including interest credited)	82.5	103.6	20.4
Insurance expenses	24.7	14.9	(65.8)
Broker-dealer expenses	28.5	27.5	(3.6)

Total benefits and expenses	135.7	146.0	7.1

Reportable segment results before income taxes (1)	32.9	29.3	12.3
Income taxes	11.2	10.2	(9.8)

Reportable segment results (1)	$21.7	$19.1	13.6%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

The following table summarizes key information for AIP that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Fixed annuity premium sales	$244	$310	(21.3)%

Investment product sales	$1,297	$1,324	(2.0)%

Average fixed policyholder fund balances	$9,445	$8,876	6.4%
Average separate account policyholder fund balances	312	350	(10.9)

	$9,757	$9,226	5.8%

Average assets	$10,524	$10,117	4.0%

Effective investment spreads for fixed annuities, including SFAS 133 adjustment	2.13%	1.71%
Fixed annuity surrenders as a percentage of beginning fund balances	12.4%	9.5%

Fixed annuity premium sales decreased in the first quarter of 2005 versus 2004 from the effects of a flattening interest rate yield curve and from competition from other products. Equity-indexed annuities (EIAs) comprised over three-fourths of our AIP sales during the first quarter of 2005. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.

Profitability of EIAs is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. For the first quarter of 2005 this adjustment decreased both net investment income and interest credited by $8.9 compared to an increase of $0.6 for the prior period, with no net impact on reportable segment results. However, SFAS 133 requires that we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was decreased by $6.2 and $0.2 in the first quarter of 2005 and 2004. The notional amounts of policyholder fund balances allocated to the index options were $1,151 at March 31, 2005 and $476 at March 31, 2004.

Excluding the impact of the options market value adjustment described above, net investment income increased at a lower rate than the growth in average policyholder fund balances due to a decline in investment yields. Lower investment yields resulted from a decline in our base earned rate caused by declining interest rates, partially offset by an increase in excess investment income items. The effect of these excess investment income items in the AIP segment increased effective yields by 18 and 10 basis points in the first quarter of 2005 and 2004.

We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings that lag behind growth in average fund balances for a period of time. Effective investment spreads on fixed annuities increased in the first quarter of 2005 compared to 2004 because the decline in investment yields was mitigated by a reduction in crediting rates (including the effect of MYG lapses discussed below), the effect of SFAS 133 and excess investment income items.

Our ability to manage interest crediting rates on fixed annuity products is limited by continued low general market interest rates, as the investment of cash flows at current interest rates reduces our average portfolio yield, and crediting rate actions are limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.3 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, for which our average crediting rates in the first quarter of 2005 were approximately 11 basis points in excess of average minimum guaranteed rates, including 55% that were already at their minimum guaranteed rates. Approximately $3.1 billion of fixed annuity policyholder fund balances have multi-year guaranteed rates (MYG), approximately $700 of which have begun to reset in 2005 with an additional $2.4 billion resetting in 2006 and thereafter. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The average spread to the minimum underlying guarantee on these products is approximately 250 basis points. In the first quarter of 2005, $106 of fixed annuity policyholder fund balances reset, of which approximately $74 lapsed where the holder did not select another product that we offer. These lapses reduced policyholder fund balances and increased DAC amortization but also increased investment spreads. Surrenders are affected by factors such as crediting rates on MYG annuities compared to current crediting rates at reset dates and the absence of surrender charges at reset dates.

Fixed annuity surrenders as a percentage of beginning fund balances increased in the first quarter of 2005 reflecting, in part, the surrender of annuities with expiring MYGs. The increase in fixed annuity surrenders, other than resetting MYG annuities, favorably impacted surrender charge revenues. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. Fixed annuity fund balances subject to surrender charges of at least 5% or an MVA were 47% at March 31, 2005 and 2004, as strong sales of EIAs offset the decline in the existing inforce that is subject to these surrender charges or an MVA.

Total AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Insurance companies:
Commissions	$14.3	$18.4	22.3%
General and administrative – acquisition related	3.9	3.3	(18.2)
General and administrative – maintenance related	1.4	1.6	12.5
Taxes, licenses and fees	0.8	0.6	(33.3)

Total commissions and expenses incurred	20.4	23.9	14.6
Less commissions and expenses capitalized	(16.5)	(20.5)	(19.5)
Amortization of DAC and VOBA	20.8	11.5	(80.9)

Net expense – insurance companies	24.7	14.9	(65.8)

Broker/Dealer:
Commissions	25.8	24.8	(4.0)
Other	2.7	2.7	—

Net expense – broker/dealer	28.5	27.5	(3.6)

Net expense	$53.2	$42.4	(25.5)%

Commissions and capitalized expenses decreased from lower sales compared to the first quarter of 2004. General and administrative acquisition expenses increased despite the sales decline due to an increase in distribution expenses. In the first quarter of 2005, we updated our assumptions for lapsation of MYG annuities through an unlocking adjustment that increased amortization of DAC and VOBA by $4.4. Additionally, amortization of DAC and VOBA increased in the first quarter of 2005 from true-ups of $3.4, resulting from the favorable change in the fair value of EIA option liabilities and excess investment income. In the first quarter of 2005, broker/dealer expenses increased at a slightly higher rate than revenues due to higher effective commission rates and higher taxes, licenses and fees versus the first quarter of last year.

Risks in the annuity business are spread compression; increased lapses from maturity of MYG annuities which could result in increased DAC amortization; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges or MVA; execution risk on EIA hedges; the possible effects of litigation; changes in taxation of our products or products they might compete with; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Capital Resources and Liquidity sections and in the Market Risk Exposures section of our Form 10-K.

Benefit Partners

The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Reportable segment results (1) for Benefit Partners were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Premiums and other considerations	$289.5	$232.5	24.5%
Net investment income	23.8	18.4	29.3

Total revenues	313.3	250.9	24.9

Policy benefits	188.3	180.4	(4.4)
Expenses	73.1	52.9	(38.2)

Total benefits and expenses	261.4	233.3	(12.0)

Reportable segment results before income taxes(1)	51.9	17.6	194.9
Income taxes	18.1	6.1	(196.7)

Reportable segment results(1)	$33.8	$11.5	193.9%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

The following table summarizes key information for Benefit Partners that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Life, Disability and Dental annualized sales	$70.5	$53.9	30.8%

Premiums and other considerations:
Life	$108.4	$85.5	26.8%
Disability	117.1	89.4	31.0
Dental	32.0	29.4	8.8
Other	32.0	28.2	13.5

Total	$289.5	$232.5	24.5%

Reportable segment results:
Life	$16.0	$3.5	357.1%
Disability	17.2	6.8	152.9
Dental	(0.1)	0.6	(116.7)
Other	0.7	0.6	16.7

Total	$33.8	$11.5	193.9%

Loss ratios:
Life	59.6%	79.0%
Disability	60.2%	72.9%
Dental	78.9%	78.3%
Combined	62.3%	76.2%

Gross general and administrative expenses as a % of premium income	9.3%	9.9%

Total expenses as a % of premium income	25.3%	22.8%

Average assets	$1,836	$1,395	31.6%

Total revenues and reportable segment results for Benefit Partners increased substantially in the first quarter over the 2004 quarter. The increase reflects a full quarter’s results from the Canada Life business (“the Canada Life block”) in 2005 versus one month in 2004. The 2005 quarter also reflected strong earnings emergence from favorable claim experience and reserve development of approximately $16 after tax that may not repeat, partially offset by $3 after tax of elevated DAC amortization that is discussed later. See Note 9 for further discussion of the Canada Life transaction.

Excluding the Canada Life block, premiums and other considerations increased 16.5% over the 2004 quarter due to strong growth in the life and disability business. Annualized sales increased 30.8% during the first quarter of 2005, due to strong growth in the number of our field representatives, in part due to representatives added from acquiring the Canada Life block, and from good sales execution.

Policy benefits increased only 4.4% in the first quarter of 2005 compared to the prior period due to a significantly improved combined loss ratio of 62.3%, driven by favorable life and long-term disability results. In our life business, we experienced favorable waiver claims incidence and favorable waiver claim terminations. In long-term disability, we experienced favorable claims incidence and favorable claims terminations. In each product line, effective claims management contributed to the favorable claims termination experience. In addition to these impacts, emerging experience and the related claim reserve development were very favorable for the quarter. Together, these factors significantly decreased our loss ratios. We believe the loss ratios experienced during calendar 2004 (low-to-mid 70s) to be more representative of longer-term expectations.

Expenses were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
			2005 vs.
	2005	2004	2004
Commissions	$34.2	$26.9	(27.1)%
General and administrative	26.8	23.0	(16.5)
Taxes, licenses and fees	8.0	5.0	(60.0)

Total commissions and expenses incurred	69.0	54.9	(25.7)
Less commissions and expenses capitalized	(10.6)	(8.2)	29.3
Amortization of DAC	14.7	6.2	(137.1)

Total expense	$73.1	$52.9	(38.2)%

Total expense growth for the first quarter of 2005 reflects the overall growth in the business and a full quarter impact of Canada Life as compared to the prior quarter. DAC amortization for the 2005 quarter reflects $5.3 of accelerated amortization related to a dynamic adjustment for persistency on the Canada Life block. Although we had anticipated a certain amount of “shock lapse” to occur on the Canada Life business as it is renewed with the Company, the actual lapsation during the quarter was higher than forecasted. Absent this item, the increase in the expense ratio for the 2005 quarter relative to the 2004 quarter was driven by a slightly higher average commission ratio during the 2005 quarter, and higher unit expenses for taxes, licenses and fees, without the benefit of favorable state taxes in the 2004 quarter.

Risks beyond normal competition that may impact this segment include the potential for increased loss ratios in our disability business as it continues to grow; lower investment spreads on investments backing longer-tail liabilities that could require us to lower our discount rate; increased morbidity risk due to a weak economy that may increase disability claim costs (an industry-wide phenomenon); continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; mortality risks including concentration risks from acts of terrorism not priced for or reinsured; and regulatory or litigation risks such as might result from matters the Office of the New York Attorney General and others have investigated, although we have not received any subpoenas. A discontinuation of our Exec-U-Care® program would have a significant impact on segment revenues, but only a minimal effect on reportable segment results. We discuss these risks in more detail in the Benefit Partners section of our Form 10-K.

Communications

JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results(1) for Communications were as follows:

	Three Months Ended		Favorable/
	March 31		(Unfavorable)
	2005	2004	2005 vs. 2004
Communications revenues (net)	$60.9	$58.5	4.1%
Cost of sales	15.0	14.7	(2.0)
Operating expenses	22.9	22.0	(4.1)

Broadcast cash flow	23.0	21.8	5.5
Depreciation and amortization	2.1	2.2	4.5
Corporate general and administrative expenses	1.9	1.6	(18.8)
Net interest expense	0.5	0.4	(25.0)

Operating revenue before income taxes	18.5	17.6	5.1
Provision for income taxes	7.5	7.0	(7.1)

Reportable segment results(1)	$11.0	$10.6	3.8%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

.
Communications revenues increased 4.1% over the first quarter of 2004 due to growth in radio and sports. Combined revenues for radio and television increased 1.7% over the first quarter of 2004 due to improved revenue shares in several markets, combined with modest growth in our markets. Advertising revenues from Sports operations increased $1.6 or 14.2% over the first quarter of 2004 due to increased demand for our basketball products. Typically, political advertising favorably impacts television revenues in even numbered years and as a result, television revenues declined 1.1% compared to the first quarter of 2004. Excluding the impact of political advertising, television revenues increased 1.1%.

Broadcast cash flow, a non-GAAP measure that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow increased by 5.5% over the first quarter of 2004 due to increases in revenues combined with effective operating expense control in all the businesses.

Cost of sales represents direct and variable costs, consisting primarily of sales commissions, rights fees, and sports production costs. Operating expenses represent other costs to operate broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, increased 3.5% over the first quarter of 2004. As a percent of communication revenues, these expenses were 68.8% and 69.2% for the first quarter of 2005 and 2004.

Radio and television stations require a license, subject to periodic renewal, from the FCC to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations. We currently have two television stations that are operating under expired licenses pending renewal, as allowed by the FCC. The FCC is delaying all commercial broadcast license renewals in these states until all complaints against any commercial broadcast station in that state are resolved. We are unaware of any complaints involving JP stations.

Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 24.8% of their advertising revenues from the automotive industry in the first quarter of 2005 and 25.5% in the first quarter of 2004. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues. In the 2005 quarter, 7.8% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.

Corporate and Other

The Corporate and Other segment includes the excess capital of the insurance subsidiaries, other corporate investments including defaulted securities , benefit plan net assets, goodwill related to insurance acquisitions, and corporate debt. The reportable segment results primarily contain the earnings on the invested excess capital, interest expense related to the corporate debt, and operating expenses that are corporate in nature (such as advertising and charitable and civic contributions). All net realized capital gains and losses, which include other-than-temporary impairments of securities, are reported in this segment.

Reportable segment results(1) for Corporate and Other were as follows:

	Three Months Ended
	March 31
	2005	2004
Earnings on investments and other income	$28.1	$25.9
Interest expense on debt	(13.8)	(10.8)
Operating expenses	(7.2)	(3.0)
Income taxes	(0.2)	(1.8)

Total expenses	(21.2)	(15.6)

Reportable segment results(1)	6.9	10.3
Realized investment gains, net of taxes	3.5	14.7

Reportable segment results, including realized gains(1)	$10.4	$25.0

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

Earnings on investments and other income increased $2.2 in the first quarter of 2005, including an increase in default charges received from the operating segments (see Note 3), real estate income, income recovery on defaulted bonds and growth in invested assets. Partially offsetting this increase is $3.6 from a Bank of America merger class action suit that settled in the first quarter of 2004. Default charges are received from the operating segments for this segment’s assumption of all credit-related losses on the invested assets of those segments. We discuss these charges in more detail in the Corporate and Other section of our Form 10-K. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.

Interest expense on debt increased by $3.0 in the first quarter of 2005 versus 2004 due primarily to an increase in short-term interest rates. See Note 8 of the Consolidated Financial Statements in our Form 10-K for details of our debt structure and interest costs. Operating expenses vary from period to period based upon the level of corporate activities and strategies.

Realized investment gains and losses were as follows:

	Three Months Ended
	March 31
	2005	2004
Stock gains	$6.4	$28.5
Stock losses	(1.1)	(2.4)
Bond gains	8.2	17.7
Bond losses from sales	(4.5)	(3.5)
Bond losses from write downs	(5.8)	(15.9)
Other gains and losses (net)	2.6	—

Total pretax gains	5.8	24.4
DAC amortization	(0.4)	(0.9)
Income taxes	(1.9)	(8.8)

Realized investment gains, net of taxes	$3.5	$14.7

The decline in realized investment gains was due to lower bond and stock gains, partially offset by lower bond impairments in the first quarter of 2005, as a result of improvement in the corporate credit environment.

We reflect provisions for credit related losses in our estimated gross profits when calculating DAC and VOBA amortization. As reflected in the preceding table, we record DAC amortization on realized gains and losses on investments that back UL-type products. Modeling of expected gross profits related to DAC and VOBA is discussed further in the Critical Accounting Policies and Estimates section of our Form 10-K.

The following table summarizes assets assigned to this segment.

			Favorable/
	March 31		Unfavorable
			2005 vs.
	2005	2004	2004
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,258	$1,068	17.8%
Unrealized gain on fixed interest investments	402	855	(53.0)
Coinsurance receivables on acquired blocks	911	963	(5.4)
Employee benefit plan assets	390	378	3.2
Goodwill arising from insurance acquisitions	270	270	—
Other	359	361	(0.6)

Total	$3,590	$3,895	(7.8)%

Total assets for the Corporate and Other segment decreased primarily as a result of the decrease in unrealized gains on fixed interest investments as well as the decrease in coinsurance receivables on acquired blocks of business.

Risks for this segment include investment impairments due to weakening in the economy or in specific industries, the risk of rising interest rates on our floating rate debt, our ability to replace existing debt agreements with comparable terms, declines in the dividends on or the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from our subsidiaries. Dividends from our insurance subsidiaries depend upon regulatory approval when above certain limits, and their ratings depend upon maintaining strong levels of capital and surplus.

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

Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $155 and $188 at March 31, 2005 and December 31, 2004 were 2.79% and 2.30%. The maximum amount outstanding was $233 compared to $298 in the 2004 quarter.

Our commercial paper is currently rated by two rating agencies.

Agency	Rating

Fitch	F1+
Standard & Poor’s	A1+

These are both the highest ratings that the agencies issue and were reaffirmed in 2005. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.

Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. At March 31, 2005 and December 31, 2004, repurchase agreements, including accrued interest, were $538 and $468. The securities involved had a fair value and amortized cost of $432 and $414 at March 31, 2005 versus $489 and $459 at December 31, 2004. The maximum principal amounts outstanding for the first three months were $446 in 2005 and $528 in 2004.

See our Form 10-K for detailed discussion of our junior subordinated debentures and the EXLs.

We are pursuing the issuance of funding-agreement-backed notes, which would be secured by deposit administration contracts issued by one of our life insurance subsidiaries and would be included in the AIP segment. In April 2005, we executed a forward interest rate swap agreement for a notional amount of $250 to hedge interest rate risk for a future issuance of funding-agreement-backed notes. The effective date of the interest rate swap is June 1, 2005, the date we plan to issue the related notes. The swap will be terminated upon issuance of the notes, and we expect to be able to apply cash flow hedge accounting to the transaction, whereby any gain or loss will be amortized into the effective cost of the borrowing. This initial issuance of notes is part of a planned program to issue approximately $1 billion of such notes over the next one to two years. Initially, we will use note proceeds to manage the cash flows of the AIP segment during this period of higher surrender activity related to resetting MYG annuities. However, we might consider issuing additional notes for other purposes.

Stockholders’ equity decreased $103 in 2005 compared to the year end amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, decreased $236 as of March 31, 2005 from year end 2004. The remaining change in stockholders’ equity reflects net income, dividends to stockholders, changes in the fair values of derivatives, changes in the minimum pension liability, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 11.7% and 12.0% at March 31, 2005 and December 31, 2004.

During the first quarter of 2005, we repurchased 1,014,600 of our common shares at an average cost of $48.75 per share compared to 1,884,200 shares at an average cost of $53.70 in 2004. At March 31, 2005, we had authorization from our board to repurchase 3.1 million additional shares.

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, approximately half of our life sales consists of products containing no-lapse guarantees (secondary guarantees), for which statutory reserving practices under Actuarial Guideline 38 (referred to as “AXXX” or the “Guideline”) are currently under review by the National Association of Insurance Commissioners. Regulators are considering various proposals and certain of these could require us, and other companies, to hold additional policy reserves. If such proposals were subsequently adopted, the Company and other insurers could be forced to increase pricing or otherwise limit the availability of guaranteed no-lapse features and other benefits included in current life insurance products. Our understanding of these discussions leads us to believe that a change to the Guideline could require higher reserves than the current version of AXXX for some period in the future, potentially followed by a long term change to reserving methods for these products. We continue to review other strategic alternatives in the event that regulatory requirements ultimately result in provision of higher statutory reserves. We cannot estimate the cost of potential alternative solutions.

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

The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies, while the ratings by Fitch Ratings is that agency’s second highest rating. All of these ratings were reaffirmed in 2005. A significant drop in our ratings, while not anticipated, could potentially impact future sales and/or accelerate surrenders on our business in force.

Liquidity

We meet liquidity requirements primarily by positive cash flows from the operations of subsidiaries and have the ability to generate adequate cash flows for operations on a short-term basis and a long-term basis.

Net cash provided by operations during the first quarter of 2005 and 2004 was $124 and $482. The 2004 quarter included proceeds received in the Canada Life transaction.

Net cash used in investing activities was $386 and $830 for the first three months of 2005 and 2004. The decline from 2004 is primarily due to higher investment purchases last year from cash received in the Canada Life transaction and due to lower sales of EIAs in 2005.

Net cash provided by financing activities was $149 and $396 for the first three months of 2005 and 2004, including cash inflows from policyholder contract deposits net of withdrawals of $204 and $347. The fluctuations in net policyholder contract deposits reflect lower sales of EIAs and higher surrenders of annuities during the first quarter of 2005. Net borrowings declined compared to 2004 due to higher borrowings principally to support the Canada Life transaction.

In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from subsidiaries by the parent company were $78 and $19 in the first quarter of 2005 and 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses, write downs and by increases in reserves. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.

Cash and cash equivalents were $(26) and $87 at March 31, 2005 and December 31, 2004. The decline in cash and cash equivalents is due to a temporary decrease in cash equivalent short-term investments that normally offset the negative cash balance created by the Company’s use of zero-balance disbursement accounts. The parent company and non-regulated subsidiaries held equity and fixed income securities of $600 and $678 at these dates, the decline reflecting the effect of equity markets. We consider the majority of these securities to be a source of liquidity to support our strategies.

Total assets increased $46 from year end 2004 primarily due to net policyholder contract deposits and growth in DAC, which more than offset declines in unrealized gains on investments, dividends, stock repurchases and impairment losses.

Total debt and equity securities available-for-sale at March 31, 2005 and December 31, 2004 were $20,444 and $20,375. Gross unrealized gains and losses at March 31, 2005 were $1,171 and $(176) compared to gross unrealized gains and losses at December 31, 2004 of $1,415 and $(57).

We have reinsurance receivables and policy loans that are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. There were no material changes in these balances since year end 2004. Please refer to the Liquidity section of our Form 10-K for a detailed discussion of this arrangement.

Contractual Obligations

The composition and maturity of our contractual obligations remained essentially unchanged during the first quarter of 2005. During 2004, JPCC announced an agreement in principle that will give JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. While the agreement is not yet final, we included an estimate of future obligations that will be required under the present terms of this new arrangement in the Contractual Obligations section of our Form 10-K.

Off Balance Sheet Arrangements and Commitments

We have no off balance sheet arrangements of a financing nature. We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of March 31, 2005 approximates $160. These commitments will be funded through cash flows from operations and investment maturities during 2005.

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

Approximately 90% of our securities portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies and Estimates section within our Form 10-K. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our securities portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities. The following table shows the carrying values of our invested assets.

	March 31		December 31
	2005		2004
Publicly-issued bonds	$16,987	61.6%	$16,871	61.0%
Privately-placed bonds	5,145	18.6	5,210	18.8

Total bonds	22,132	80.2	22,081	79.8
Redeemable preferred stock	12	0.1	13	0.1

Total debt securities	22,144	80.3	22,094	79.9
Mortgage loans on real property	3,718	13.5	3,667	13.3
Common stock	607	2.2	647	2.3
Non-redeemable preferred stock	2	—	3	—
Policy loans	836	3.0	839	3.0
Real estate	124	0.4	125	0.5
Other	194	0.7	193	0.7
Cash and equivalents	(26)	(0.1)	87	0.3

Total	$27,599	100.0%	$27,655	100.0%

Unrealized Gains and Losses

The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of March 31, 2005.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$228	$11	$(1)	$238	$238
Federal agency mortgage-backed securities (including collateralized mortgage obligations)	1,521	50	(10)	1,561	1,561
Obligations of states and political subdivisions	57	5	—	62	62
Corporate obligations	16,689	668	(158)	17,199	17,199
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	746	24	(7)	763	763
Redeemable preferred stock	11	1	—	12	12

Subtotal, debt securities	19,252	759	(176)	19,835	19,835
Non-redeemable preferred stock	1	1	—	2	2
Common stock	196	411	—	607	607

Securities available-for-sale	19,449	1,171	(176)	20,444	20,444

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	5	1	—	6	5
Corporate obligations	2,304	136	(13)	2,427	2,304

Debt securities held-to-maturity	2,309	137	(13)	2,433	2,309

Total AFS and HTM securities	$21,758	$1,308	$(189)	$22,877	$22,753

The majority of our unrealized gains and losses can be attributed to changes in interest rates and market changes in credit spreads. These unrealized gains and losses do not necessarily represent future gains or losses that will be realized. Changing conditions related to specific bonds, overall market interest rates, credit spreads or equity securities markets as well as general portfolio management decisions might impact values we ultimately realize. Gross unrealized gains and losses at December 31, 2004 were $1,569 and $(66).

The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of March 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$1,005	$38	$(7)	$1,036	$1,029
Capital Goods	1,320	58	(10)	1,368	1,354
Communications	1,369	57	(13)	1,413	1,397
Consumer Cyclical	1,247	46	(21)	1,272	1,259
Consumer Non-Cyclical	2,314	106	(18)	2,402	2,390
Energy	1,392	51	(8)	1,435	1,431
Technology	365	5	(4)	366	366
Transportation	790	46	(7)	829	825
Other Industrials	664	30	(5)	689	687

Utilities	3,900	207	(27)	4,080	4,049

Financials
Banks	2,499	96	(24)	2,571	2,559
Insurance	830	22	(11)	841	837
Other Financials	1,600	59	(17)	1,642	1,637

Mortgage-backed Securities (including Commercial Mortgage-backed Securities)	2,266	75	(17)	2,324	2,324

Total	$21,561	$896	$(189)	$22,268	$22,144

The Consumer Cyclical category includes $396 of carrying value and $400 of fair value relating to holdings in the auto industry. This industry has experienced credit rating downgrades in recent weeks. We have not yet completed our assessment of the specific impacts on the carrying value of our holdings, but do not expect a material impact to our financial position.

Credit Risk Management

Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At March 31, 2005, the average quality rating of our bond portfolio was “A” , which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

	S&P or
SVO	Equivalent	Amortized	Fair	Carrying
Rating	Designation	Cost	Value	Value	% of Carrying Value
1	AAA	$2,755	$2,825	$2,821	12.7%
1	AA	2,001	2,078	2,069	9.4
1	A	7,461	7,742	7,688	34.8
2	BBB	8,075	8,317	8,263	37.3
3	BB	781	809	807	3.6
4	B	423	430	430	1.9
5	CCC and lower	49	49	49	0.2
6	In or near default	16	18	17	0.1

	Total	$21,561	$22,268	$22,144	100%

Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of March 31, 2005. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

Creditor	Sector	Carrying Value
Wachovia	Financial Institutions	$154
JP Morgan Chase	Financial Institutions	140
HSBC Holdings PLC	Financial Institutions	119
General Electric Co	Capital Goods	105
Cargill Incorporated	Consumer, Noncyclical	104
Goldman Sachs Group	Financial Institutions	104
Weingarten Realty Investors	Financial Institutions	103
Wells Fargo & Co	Financial Institutions	100
Prudential Insurance America	Financial Institutions	99
UnitedHealth Group Inc	Consumer, Noncyclical	99

We monitor those securities that are rated below investment grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

The following table shows the ten largest below investment grade debt security exposures by individual issuer at March 31, 2005. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the amortized cost of the securities and their carrying values.

				Gross Unrealized
Creditor	Sector	Amortized Cost	Carrying Value	Gain/(Loss)
Ahold, Royal	Consumer Noncyclical	$45	$48	$3
El Paso Corp	Utilities	48	48	—
Nova Chem Ltd/Nova Chem	Basic Materials	36	36	—
Rite Aid Corp	Consumer Cyclical	33	35	2
Thomas & Betts Co	Technology	31	32	1
Homer City Funding LLC	Utilities	25	28	3
Williams Cos Inc	Utilities	26	27	1
Quest Communications Intl	Communications	28	27	(1)
Allied Waste N America	Capital Goods	29	25	(4)
Timken Co	Other Industrials	23	24	1

At March 31, 2005 and December 31, 2004, below investment grade bonds were $1,297 or 5.9% and $1,299 or 5.9% of the carrying value of the bond portfolio, reflecting increases in market prices of below investment grade bonds that occurred in 2004.

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

When we identify a security as potentially impaired, we add it to our potentially distressed security list and determine if the impairment is other-than-temporary. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other-than-temporarily impaired. In this review, we consider the following criteria:

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

The following table shows the maturity date distribution of our debt securities in an unrealized loss position at March 31, 2005. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized		Unrealized	Carrying
	Cost	Fair Value	Losses	Value

Due in one year or less	$77	$75	$(2)	$75
Due after one year through five years	2,209	2,158	(51)	2,165
Due after five years through ten years	4,310	4,207	(103)	4,215
Due after ten years through twenty years	739	721	(18)	721
Due after twenty years	317	304	(13)	304
Amounts not due at a single maturity date	83	81	(2)	81

Subtotal	7,735	7,546	(189)	7,561
Redeemable preferred stocks	4	4	—	4

Total	$7,739	$7,550	$(189)	$7,565

The following table shows the credit quality of our debt securities with unrealized losses at March 31, 2005:

	S&P or			% of	Gross	% of Gross
SVO	Equivalent	Amortized	Fair	Fair	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Value	Losses	Losses	Value

1	AAA/AA/A	$4,407	$4,312	57.0%	(95)	50.3%	$4,316
2	BBB	3,021	2,942	39.0	(79)	41.8	2,951
3	BB	154	148	2.0	(6)	3.2	149
4	B	116	108	1.4	(8)	4.2	109
5	CCC and lower	37	36	0.5	(1)	0.5	36
6	In or near default	4	4	0.1	—	0.0	4

	Total	$7,739	$7,550	100.0%	(189)	100.0%	$7,565

No individual creditor has an unrealized loss of $10 or greater at March 31, 2005.

The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value
More than 1 year	$1,204	$(55)	29.1%	$1,211
6 months – 1 year	1,623	(47)	24.9	1,629
Less than 6 months	4,723	(87)	46.0	4,725

Total	$7,550	$(189)	100.0%	$7,565

Of the $189 gross unrealized losses on debt securities at March 31, 2005, less than $3.5 was included in our potentially distressed securities list, and has been on the list for less than six months.

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

For the first quarter of 2005, we had other-than-temporary impairments on securities of $7 as compared to $16 for 2004. There were no individual impairments in excess of $10 for the first quarter of 2005 or 2004.

For the first quarter of 2005, we incurred losses of $4.4 on sales of securities. There were no individually material losses on sales of securities in 2005. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.

Mortgage-Backed Securities

Mortgage-backed securities (including Commercial Mortgage-backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	March 31,	December 31,
	2005	2004
Federal agency issued mortgage-backed securities	$1,561	$1,670
Corporate private-labeled mortgage-backed securities	763	688

Total	$2,324	$2,358

Our investment strategy with respect to our mortgage-backed securities (MBS) portfolio focuses on actively traded issues with less volatile cash flows. The majority of the MBS holdings are sequential and planned amortization class tranches of federal agency issuers. The MBS portfolio has been constructed with underlying mortgage collateral characteristics and structure in order to mitigate cash flow volatility over a range of interest rates.

Because of the decline in interest rates in 2003, the mortgage market experienced record levels of refinancings and the structural protection of our MBS portfolio eroded. We experienced MBS prepayments totaling $149 or 6.4% and $285 or 10.0% of the average carrying value of the MBS portfolio for the first quarter of 2005 and 2004. Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. The excess accretion of discount insignificantly impacted investment income in both 2005 and 2004. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. As shown above, our MBS portfolio has continued to decline in 2005 and we have reinvested most of the proceeds in investment grade corporate bonds.

Mortgage Loans

We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At March 31, 2005 and December 31, 2004, our allowance for mortgage loan credit losses was $19.2 and $21.2. Prepayments on mortgage loans may result from sales of the related properties or loan refinancings. Prepayments on mortgage loans were not significant in the first quarters of 2005 and 2004.

Derivative Instruments

We purchase S&P 500 Index® options in conjunction with our sales of equity-indexed annuities. As discussed in Capital Resources, we recently issued an interest rate swap with a notional value of $250 related to the planned future issuance of funding-agreement-backed notes.

Also, our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments. Except as described above, our actual use of derivatives through March 31, 2005 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $347 and $339 were open as of March 31, 2005 and December 31, 2004. During 2002, we began using interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month.

Market Risk Exposures

We believe that the amounts shown in our Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative of our current sensitivities. As of April 29, 2005, the average daily 10-year U.S. Treasury rate had increased 4 basis points to 4.30% during 2005. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat or declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees in our insurance and annuity products.

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

Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, general economic conditions (including the uncertainty as to the duration and rate of the current economic recovery), the impact on the economy from further terrorist activities or US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; re-estimates of policy and contract liabilities; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including the recent or future changes to general tax rates, dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the insurance industry or financial services industry; changes in generally accepted or statutory accounting principles (such as Actuarial Guideline 38, referred to as AXXX, discussed in Capital Resources) or changes in other laws and regulations and their impact; and the various risks discussed earlier in this management’s discussion and analysis.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

(b)	There have been no changes in our internal control over financial reporting that occurred during the first quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of
			Shares
	Total		Purchased as	Maximum Number
	Number of		Part of Publicly	of Shares that May
	Shares	Average Price	Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Plans	Under the Plans
January 1-31, 2005	0	$0.00	0	4,071,000
February 1-28, 2005	382,800	$49.04	382,800	3,688,200
March 1-31, 2005	631,800	$48.57	631,800	3,056,400

Total for Quarter	1,014,600	$48.75	1,014,600

We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot’s common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, to 5.0 million shares on February 9, 2004 and most recently to 5.0 million shares on May 24, 2004, and in each case we announced the Board’s action in a press release.

In addition, two other types of Jefferson Pilot common stock transactions periodically take place that the SEC staff has suggested be reported here.

1.	A Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on domestic shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the first quarter 2005 were: January, none; February, 369 shares, average price $50.07; and March, 500 shares, average price $49.12.

2.	Under our stock option plans, an optionee may exercise options by certifying to JP that the optionee owns sufficient JP common shares to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. The number of shares so used to pay option exercise prices in the first quarter 2005 were: January, 2,411 shares, average price $50.45; February, 1,096 shares, average price $49.80; and March, none.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to the registrant’s May 2, 2005 annual meeting of shareholders.

(a) Election of Directors:

Class I Directors	Term	Votes For	Withheld
William Porter Payne	Three Years	113,039,597	6,537,184
David A. Stonecipher	Three Years	116,752,687	2,824,094
Isaiah Tidwell	Three Years	117,101,331	2,475,450

(b) Ratify the appointment of Ernst & Young LLP as independent auditors:

Votes For	Votes Against	Withheld
114,090,951	4,584,663	901,163

Item 5. Other Information

This information is furnished with respect to Form 8-K, Item 1.01, Entry into a Material Agreement.

On February 13, 2005 the Compensation Committee of the Registrant’s Board of Directors took action on annual incentive compensation awards for 2004 performance. As described in our March 2005 Proxy Statement, for most executive officers and other officers, except for our new CEO and in our Benefit Partners and Communications units, bonuses were below last year’s bonuses, reflecting earnings performance below our targets corporately and for the other units. Dennis R. Glass, our CEO, was awarded a target bonus of $925,000 in recognition of his performance in assuming the CEO position. David A. Stonecipher, whose salary was reduced when he stepped out of the CEO position on March 1, 2004, was awarded a target bonus of $800,000 based on this lower salary level, for his leadership role in the transition of the chief executive officer position in 2004. For officers whose bonuses included performance measures based on life and/or annuity operating earnings, including certain other executive officers, the Committee waived the threshold earnings requirements, which were not met for a year when these businesses faced many external challenges. The Committee noted that these businesses preserved a strong ROE and held expenses below plan, as well as attaining other objectives during the year. The Committee then awarded bonuses well below target levels to these officers. Bonuses were higher in the Communications and Benefit Partners units because their earnings were higher than targets and the prior year levels.

The Committee also established the performance measures, targets and ranges to be used for determining 2005 bonuses for our executive officers and other officers, consistent with the various measures described in our March 2003 Proxy Statement. For Mr. Glass, the Committee determined to use the formula contained in his Employment Agreement.

Item 6. Exhibits

(a)	Exhibits. See Exhibit Index on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON-PILOT CORPORATION

By (Signature) /s/ Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer

Date: May 9, 2005

By (Signature) /s/ Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer
             Principal Accounting Officer

Date: May 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.