Form 10-Q
period 2005-06-30
JEFFERSON PILOT CORP
filed 2005-08-08
CIK 53347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005
Commission file number 1-5955
JEFFERSON-PILOT CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)
(336) 691-3000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
The number of shares of Jefferson-Pilot Corporation’s common stock outstanding at August 1, 2005 was 134,769,127.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements
JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions, Except Share Information)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2005	2004
ASSETS
Investments:
Debt securities available-for-sale, at fair value (amortized cost $19,533 and $18,816)	$20,549	$19,725
Debt securities held-to-maturity, at amortized cost (fair value $2,353 and $2,514)	2,197	2,369
Equity securities available-for-sale, at fair value (cost $195 and $201)	637	650
Mortgage loans on real estate	3,811	3,667
Policy loans	833	839
Real estate	124	125
Other investments	215	193

Total investments	28,366	27,568
Cash and cash equivalents	(19)	87
Accrued investment income	348	342
Due from reinsurers	1,314	1,341
Deferred policy acquisition costs and value of business acquired	2,499	2,430
Goodwill	312	312
Other assets	654	652
Assets held in separate accounts	2,354	2,373

	$35,828	$35,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,111	$3,096
Policyholder contract deposits	21,989	21,694
Policy and contract claims	209	232
Funding agreements	301	—
Other	1,197	1,144

Total policy liabilities	26,807	26,166
Commercial paper and revolving credit borrowings	198	188
Securities sold under repurchase agreements	401	468
Notes payable	600	600
Junior subordinated debentures	309	309
Income tax liabilities	654	620
Accounts payable, accruals and other liabilities	444	447
Liabilities related to separate accounts	2,354	2,373

Total liabilities	31,767	31,171

Commitments and contingent liabilities
Stockholders’ equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2005-134,775,029 shares; 2004-136,819,214 shares	168	180
Retained earnings	3,164	3,071
Accumulated other comprehensive income	729	683

Total stockholders’ equity	4,061	3,934

	$35,828	$35,105

See Notes to Consolidated Unaudited Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
(In Millions, Except Per Share Information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Premiums and other considerations	$353	$352	$684	$632
Universal life and investment product charges	191	183	391	365
Net investment income	425	414	833	820
Realized investment gains (losses)	5	10	10	34
Communications sales	57	57	118	115
Broker-dealer concessions and other	32	31	64	66

Total revenue	1,063	1,047	2,100	2,032

Benefits and Expenses
Insurance and annuity benefits	601	585	1,138	1,126
Insurance commissions, net of deferrals	68	68	133	127
General and administrative expenses, net of deferrals	47	47	86	85
Insurance taxes, licenses and fees	20	20	43	37
Amortization of policy acquisition costs and value of business acquired	78	75	156	142
Interest expense	15	12	29	23
Communications operations	29	29	67	66

Total benefits and expenses	858	836	1,652	1,606

Income before income taxes and cumulative effect of change in accounting principle	205	211	448	426
Income taxes	68	69	150	143

Income before cumulative effect of change in accounting principle	137	142	298	283
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(17)

Net income	$137	$142	$298	$266

Per Share Information — Basic
Income before cumulative effect of change in accounting principle	$1.01	$1.03	$2.20	$2.03
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(0.12)

Net income	$1.01	$1.03	$2.20	$1.91

Per Share Information — Assuming Dilution
Income before cumulative effect of change in accounting principle	$1.00	$1.02	$2.18	$2.01
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(0.12)

Net income	$1.00	$1.02	$2.18	$1.89

Dividends declared per common share	$0.418	$0.380	$0.798	$0.710

See Notes to Consolidated Unaudited Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities	$208	$647

Cash Flows from Investing Activities
Securities and loans purchased, net	(659)	(1,152)
Other investing activities	(21)	(106)

Net cash used in investing activities	(680)	(1,258)

Cash Flows from Financing Activities
Policyholder contract deposits	1,406	1,447
Policyholder contract withdrawals	(1,071)	(762)
Funding agreements issuance	300	—
Net borrowings (repayments)	(58)	241
Net repurchase of common shares	(106)	(227)
Cash dividends paid	(108)	(99)
Other financing activities	3	8

Net cash provided by financing activities	366	608

Decrease in cash and cash equivalents	(106)	(3)
Cash and cash equivalents at beginning of period	87	72

Cash and cash equivalents at end of period	$(19)	$69

Supplemental Cash Flow Information
Income taxes paid (received)	$137	$(6)

Interest paid	$32	$18

See Notes to Consolidated Unaudited Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Dollar Amounts In Millions, Except Share Information)
1. Basis of Presentation
     The accompanying consolidated unaudited condensed financial statements of Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 should be referred to in connection with the reading of these interim consolidated unaudited condensed financial statements.
     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.
First Quarter Earnings
     In the first quarter of 2005, the Company’s net income was impacted by management actions and claims experience, which when taken together increased pretax earnings and net income by $49 and $32 and affects the comparability of earnings results. Management reduced the rates for non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life insurance products. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing coverage. Consequently, we recognized an accrual release, which increased cost of insurance charge revenue by $13 pretax, and a related unlocking of expected gross profits, which reduced amortization of value of business acquired by $17 pretax. Additionally, the Company experienced strong earnings emergence from favorable claims and reserve development in its group insurance business, primarily in the Canada Life block (see Note 8), reducing insurance and annuity benefits by $25 pretax, partially offset by $5 pretax of additional amortization of deferred policy acquisition costs.
2. Significant Accounting Policies
Stock Based Compensation
     The Company accounts for stock incentive awards in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, for stock options granted to non-employees, specifically agents.
     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options under the fair value method of that Statement.

     The following is a reconciliation of reported net income and proforma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$137	$142	$298	$266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	1	1	2	4

Pro forma net income	$136	$141	$296	$262

Per Share — Basic
As reported	$1.01	$1.03	$2.20	$1.91
Pro forma	1.00	1.02	2.18	1.88

Per Share — Assuming Dilution
As reported	$1.00	$1.02	$2.18	$1.89
Pro forma	1.00	1.01	2.16	1.86
New Accounting Pronouncements
Accounting Changes and Error Corrections
     In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123-R), which prescribes fair value expense recognition for stock options and is effective for interim and annual periods ending after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays our required effective date of SFAS 123-R to January 1, 2006.
     As discussed above, the Company currently accounts for employee stock options using the intrinsic value method of APB 25, and related interpretations, and discloses the impact of the fair value method prescribed by SFAS 123 through footnote disclosure only. Under APB 25, the Company does not recognize any stock-based compensation expense for such stock options because all options granted have an exercise price equal to the market value of the underlying stock on the date of grant. The Company plans to adopt the provisions of SFAS 123-R under the modified prospective method on January 1, 2006. Under this method, the fair value of all employee stock options vesting on or after the adoption date will be included in the determination of net income. The Company also plans to restate prior periods using the modified retrospective application described in SFAS 123-R. The fair value of stock options will be estimated using an appropriate fair value option-pricing model considering assumptions for dividend yield, expected volatility, risk-free interest rate, and expected life of the option. The fair value of the option grants will be amortized on a straight-line basis over the vesting period, which is three years for most option awards. The adoption of SFAS 123-R will reduce our earnings per share similar to what is described in our proforma disclosures discussed earlier. However, the implementation of more sophisticated modeling techniques may affect this impact.
Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003
     In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003”. In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of July 1, 2004 to account for the subsidy and other effects of the Act, which resulted in an immaterial reduction in postretirement benefit cost. The reduction in the APBO for the subsidy related to past service was insignificant.
The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
     In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, “ Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which indefinitely deferred the effective date of the other-than-temporary impairment provisions of EITF 03-1 related to interest rates and sector spreads until such time as the FASB issues further implementation guidance. The Company continues to monitor developments concerning this guidance and is currently unable to estimate the potential effects of implementing the impairment provisions of EITF 03-1 on the Company’s consolidated financial position or results of operations.
Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts
     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 (the SOP or SOP 03-01), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle originally amounting to $13. In September 2004, AcSEC issued Technical Practice Aids (the TPAs) addressing certain provisions of the SOP. As a result of this additional guidance, we restated our cumulative effect adjustment as of January 1, 2004 to record an additional $4 of expense.

     The following table reflects our results for the first six months of 2004 as originally reported and as adjusted by the addition to the cumulative effect adjustment recorded in the third quarter of 2004. Please refer to Note 2 of the Consolidated Financial Statements included within our Form 10-K for greater detail and discussion.

	Six Months		Six Months
	Ended		Ended
	June 30, 2004	Adoption	June 30, 2004
	As Reported	of TPAs	Restated
Income before cumulative effect of change in accounting principle	$283	$—	$283
Cumulative effect of change in accounting principle, net of taxes	(13)	(4)	(17)

Net income	$270	$(4)	$266

Per Share Earnings — Basic
Income before cumulative effect of change in accounting principle	$2.03	$—	$2.03
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$1.94	$(0.03)	$1.91

Per Share Earnings — Assuming Dilution
Income before cumulative effect of change in accounting principle	$2.01	$—	$2.01
Cumulative effect of change in accounting principle, net of taxes	(0.09)	(0.03)	(0.12)

Net income	$1.92	$(0.03)	$1.89

     Our cumulative effect of $17 related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies.
3. Comprehensive Income
     The components of comprehensive income, net of related effects of DAC, VOBA and income taxes are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$137	$142	$298	$266
Change in unrealized gains (losses) on securities, net of reclassifications	223	(368)	54	(225)
Change in minimum pension liability	(1)	—	(2)	—
Change in the fair value of derivative financial instruments	(3)	(11)	(6)	(8)

Comprehensive income (loss)	$356	$(237)	$344	$33

4. Income Per Share of Common Stock
     The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerators
Income before cumulative effect of change in accounting principle	$137	$142	$298	$283
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(17)

Net income	$137	$142	$298	$266

Denominators
Weighted average shares outstanding	135,152,330	138,286,952	135,877,740	139,473,141
Effect of dilutive securities:
Stock options	895,152	1,258,786	902,676	1,384,368

Weighted average shares outstanding - assuming dilution	136,047,482	139,545,738	136,780,416	140,857,509

Earnings Per Share — Basic
Income before cumulative effect of change in accounting principle	$1.01	$1.03	$2.20	$2.03
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.12)

Net income	$1.01	$1.03	$2.20	$1.91

Earnings Per Share — Assuming Dilution
Income before cumulative effect of change in accounting principle	$1.00	$1.02	$2.18	$2.01
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.12)

Net income	$1.00	$1.02	$2.18	$1.89

5. Policy Liabilities
     In June 2005, a life insurance subsidiary of the Company established a program for an unconsolidated special purpose entity, Jefferson Pilot Life Funding Trust I (the Trust), to sell up to $1 billion of medium-term notes through investment banks to commercial investors. The notes are backed by funding agreements issued by this subsidiary. The funding agreements are investment contracts that do not subject the subsidiary to mortality or morbidity risk. The medium-term notes issued by the Trust are exposed to all the risks and rewards of owning the funding agreements that collateralize them. The funding agreements issued to the Trust are classified as a component of policy liabilities within the consolidated balance sheets. As spread products, funding agreements generate profit to the extent that the rate of return on the investments earned exceeds the interest credited and other expenses. Funding agreements represent a product that can provide additional spread income on an opportunistic basis. Consequently, sales of funding agreements can vary widely from one reporting period to another.

     The subsidiary issued $300 of funding agreements in June 2005. The initial funding agreements issued are variable rate and provide for quarterly interest payments, indexed to the 3-month LIBOR plus 7 basis points, with principal due at maturity on June 2, 2008. Concurrent with this issuance, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.
6. Contingent Liabilities
     A life insurance subsidiary is a defendant in a proposed class action suit. The suit alleges that a predecessor company, decades ago, unfairly discriminated in the sale of small face amount life insurance policies. Management believes that the life company’s practices have complied with state insurance laws and intends to vigorously defend the claims asserted.
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
7. Retirement Benefit Plans
     The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$4	$4	$8	$8
Interest cost	6	5	12	11
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of net transition asset	—	(1)	—	(1)
Amortization of net (gain) loss	1	1	1	1

Net periodic benefit cost	$3	$2	$5	$4

     The Company expects to make contributions of $15 to $19 during 2005 related to nonqualified plans. Contributions of $1 and $13 were made during the three and six months ended June 30, 2005.
8. Reinsurance Transaction
     In March 2004, the Company acquired (via a reinsurance transaction) substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc.
     Upon closing, Canada Life ceded, and the Company assumed approximately $400 of policy liabilities. The Company also received assets, primarily comprised of cash, in support of those liabilities. The deferred policy acquisition costs of $35 recorded in the transaction are being amortized over 15 years, subject to dynamic persistency adjustments, representing the premium-paying period of the blocks of policies acquired. An intangible asset of $25, attributable to the value of the distribution system acquired in the transaction, was recorded in other assets within the consolidated balance sheets and is being amortized over 30 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity. The revenues and benefits and expenses associated with these blocks are presented in the Company’s consolidated statements of income in a manner consistent with our accounting policies.
     Dynamic persistency adjustments from higher-than-expected shock lapsation on the Canada Life block increased DAC amortization in the second quarter and first half of 2005 by $0.3 and $5.6 compared to no adjustments in the same periods of 2004.
9. Segment Reporting
     The Company has five reportable segments that are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. The segments remain as we described in our Form 10-K for 2004. The following tables summarize certain financial information regarding the Company’s reportable segments:

	June 30,	December 31,
	2005	2004
Assets
Individual Products	$19,160	$18,776
AIP	10,706	10,504
Benefit Partners	1,859	1,839
Communications	217	223
Corporate and Other	3,886	3,763

Total assets	$35,828	$35,105

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Individual Products	$450	$444	$906	$888
AIP	184	178	353	353
Benefit Partners	334	331	647	582
Communications	57	55	117	113
Corporate and Other	33	29	67	62

	1,058	1,037	2,090	1,998
Realized investment gains, before taxes	5	10	10	34

Total revenues	$1,063	$1,047	$2,100	$2,032

Total Reportable Segment Results and Reconciliation to Net Income
Individual Products	$76	$75	$160	$150
AIP	15	20	37	39
Benefit Partners	21	20	55	31
Communications	15	13	26	24
Corporate and Other	6	7	13	17

Total reportable segment results	133	135	291	261
Realized investment gains, net of taxes	4	7	7	22

Income before cumulative effect of change in accounting principle	137	142	298	283
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(17)

Net income	$137	$142	$298	$266

     Default charges paid to the Corporate and Other segment for Individual, AIP and Benefit Partners were $12, $6, and $1 for the six months ended June 30, 2005 and $11, $7, and $1 for the six months ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of June 30, 2005 compared to December 31, 2004 and changes in financial position and results of operations for the three month and six month periods ended June 30, 2005, as compared to the same periods of 2004, of Jefferson-Pilot Corporation and consolidated subsidiaries (“JP” or the “Company” which also may be referred to as “we” or “us” or “our”). The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004 (Form 10-K), and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.
Company Profile
Overview
     We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses, supplemented by the discussion herein.
Segment Revenues
     Our segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Individual Products	43%	43%	43%	44%
AIP	17%	17%	17%	18%
Benefit Partners	32%	32%	31%	29%
Communications	5%	5%	6%	6%
Corporate and Other	3%	3%	3%	3%
Critical Accounting Policies and Estimates
     Our Form 10-K described our accounting policies that are critical to the understanding of our results of operations and our financial position for which management uses significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future events. They relate to deferred acquisition costs (DAC), value of business acquired (VOBA), unearned revenue reserves, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, valuation methods for infrequently traded securities and private placements, policy liabilities, pension plans, goodwill and accruals relating to legal and administrative proceedings. These policies were applied in a consistent manner during the first six months of 2005.

Results of Operations
     The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Consolidated Summary of Income
Income before cumulative effect of change in accounting principle	$136.8	$142.1	(3.7)%	$298.0	$283.3	5.2%
Cumulative effect of change in accounting principle for long duration contracts, net of taxes	—	—	—	—	(16.6)	—

Net income	$136.8	$142.1	(3.7)%	$298.0	$266.7	11.7%

Consolidated Earnings Per Share
Assuming dilution:
Income before realized gains (losses) and cumulative effect of change in accounting principle	$0.98	$0.97	1.0%	$2.13	$1.86	14.5%
Realized investment gains (losses), net of taxes	0.02	0.05	(60.0)%	0.05	0.15	(66.7)%

Income before cumulative effect of change in accounting principle	1.00	1.02	(2.0)%	2.18	2.01	8.5%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(0.12)	—

Net income	$1.00	$1.02	(2.0)%	$2.18	$1.89	15.3%

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Average number of shares outstanding	136,047,482	139,545,738	136,780,416	140,857,509

     Earnings growth in Individual, Benefit Partners and Communications did not fully offset earnings declines in the AIP and Corporate and Other segments and lower realized investment gains, resulting in a decrease in net income for the second quarter of 2005. The increase in income before cumulative effect of change in accounting principle for the first six months reflected earnings growth in Individual, Benefit Partners and Communications that exceeded the earnings declines from the other segments and from lower realized investment gains. AIP’s results for the quarter and first six months of 2005 reflected higher DAC amortization from elevated annuity surrenders and an unfavorable change in the fair value of option liabilities related to equity-indexed annuities, partially offset by the impact of incremental investment income above base, such as mortgage loan acceleration fees, accelerated accretion of discount on mortgage-backed securities, and income on purchased beneficial interests. Corporate and Other results were lower in the quarter and first half of 2005 due to an increase in interest expense from higher short-term interest rates and higher average debt volume and by lower realized investment gains. Individual Products benefited from an increase in interest margin and higher product charge revenue for the quarter and first six months, and from favorable mortality in the quarter. Year-to-date results also included the effect of management actions taken during the first quarter to reduce non-guaranteed bonuses on certain older universal life products. Benefit

Partners results for the quarter and year-to-date periods increased due to an improved combined loss ratio. Communications achieved earnings growth on higher advertising revenues and expense reductions.
     Effective January 1, 2004, the Company adopted SOP 03-1, which relates to secondary guarantees and other benefit features. The implementation of this new standard created both a cumulative effect upon adoption as well as a reduction to ongoing net income. The cumulative effect for the first six months of 2004 reflects the revision recognized in the third quarter of 2004 to reflect additional implementation guidance issued in that quarter. Refer to Note 2 to the Consolidated Unaudited Condensed Financial Statements (interim financial statements).
     Earnings per share growth was more favorable than the growth in absolute earnings due to share repurchases of 1,324,400 for the quarter and 2,339,000 for the first half of 2005. Share repurchases during the first half of 2004 also contributed to this growth over the 2004 periods.
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

     The following table illustrates our results before and after realized investment gains and losses, and reconciles reportable segment results to net income, the most directly comparable GAAP financial measure:
Results by Reportable Segment

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Individual Products	$75.9	$75.3	0.8%	$160.2	$150.3	6.6%
AIP	15.5	19.7	(21.3)%	37.2	38.8	(4.1)%
Benefit Partners	21.3	19.6	8.7%	55.1	31.1	77.2%
Communications	15.0	13.7	9.5%	26.0	24.3	7.0%
Corporate and Other	6.1	6.6	(7.6)%	13.0	16.9	(23.1)%

Total reportable segment results	133.8	134.9	(0.8)%	291.5	261.4	11.5%
Realized investment gains, net of taxes	3.0	7.2	(58.3)%	6.5	21.9	(70.3)%

Net income before cumulative effect of change in accounting principle	136.8	142.1	(3.7)%	298.0	283.3	5.2%
Cumulative effect of change in accounting principle	—	—	—	—	(16.6)	—

Net income	$136.8	$142.1	(3.7)%	$298.0	$266.7	11.7%

Segment Assets
     We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment. Segment assets as of June 30 were as follows:

	June 30
	2005	2004
Individual Products	$19,160	$18,283
AIP	10,706	10,445
Benefit Partners	1,859	1,765
Communications	217	214
Corporate and Other	3,886	3,289

Total assets	$35,828	$33,996

Individual Products
     The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.

     Reportable segment results(1) for Individual Products were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
UL-Type Products:
Net investment income	$187.6	$184.5	1.7%	$371.7	$368.6	0.8%
Interest credited to policyholders	(126.9)	(125.4)	(1.2)%	(254.0)	(251.1)	(1.2)%

Interest margin	60.7	59.1	2.7%	117.7	117.5	0.2%

Product charge revenue:
Cost of insurance charges	143.8	135.8	5.9%	297.0	268.4	10.7%
Expense charges	37.3	37.8	(1.3)%	74.9	75.2	(0.4)%
Surrender charges	9.0	9.6	(6.3)%	17.0	20.6	(17.5)%

Total product charge revenue	190.1	183.2	3.8%	388.9	364.2	6.8%

Death benefits and other insurance benefits	(84.7)	(76.0)	(11.4)%	(175.0)	(153.2)	(14.2)%
Expenses excluding amortization of DAC and VOBA	(22.6)	(24.5)	7.8%	(41.5)	(47.0)	11.7%
Amortization of DAC and VOBA	(52.6)	(52.5)	(0.2)%	(91.3)	(97.5)	6.4%
Miscellaneous income (expense)	(0.4)	(0.4)	—	(0.2)	(0.4)	50.0%

UL-type product income before taxes	90.5	88.9	1.8%	198.6	183.6	8.2%

Traditional Products:
Premiums and other considerations	35.6	37.9	(6.1)%	71.8	78.1	(8.1)%
Net investment income	36.6	38.6	(5.2)%	73.3	77.1	(4.9)%
Benefits	(38.2)	(40.9)	6.6%	(81.6)	(88.3)	7.6%
Expenses excluding amortization of DAC and VOBA	(7.4)	(6.6)	(12.1)%	(13.7)	(13.8)	0.7%
Amortization of DAC and VOBA	(2.9)	(3.6)	19.4%	(6.7)	(7.6)	11.8%

Traditional product income before taxes	23.7	25.4	(6.7)%	43.1	45.5	(5.3)%

Reportable segment results before income taxes(1)	114.2	114.3	(0.1)%	241.7	229.1	5.5%
Income taxes	(38.3)	(39.0)	1.8%	(81.5)	(78.8)	(3.4)%

Reportable segment results(1)	$75.9	$75.3	0.8%	$160.2	$150.3	6.6%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key data for Individual Products that we believe are important drivers and indicators of future profitability:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$64	$51	25.5%	$121	$100	21.0%
Community Banks and BOLI	—	$3	(100.0)%	—	$4	(100.0)%

Average UL policyholder fund balances	$11,529	$11,074	4.1%	$11,469	$11,006	4.2%
Average VUL separate account assets	1,672	1,528	9.4%	1,668	1,509	10.5%

	$13,201	$12,602	4.8%	$13,137	$12,515	5.0%

Average face amount of insurance in force:
Total	$166,457	$165,702	0.5%	$166,215	$165,967	0.1%
UL-type contracts	$129,087	$126,587	2.0%	$128,752	$126,369	1.9%

Average assets	$19,063	$18,185	4.8%	$18,967	$18,061	5.0%
     Sales from our Individual Markets, excluding Community Banks and bank-owned life insurance (BOLI), increased in the first half of 2005 compared to 2004 due to product, distribution and service initiatives.
     For the first six months of 2005 and 2004, approximately 54% and 57% of life insurance sales were attributable to products with secondary guarantee benefits. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since secondary guarantee UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See the Capital Resources section for discussion of statutory-basis reserving methodologies for these types of products.
     Interest margin on UL-type products increased for the second quarter and first six months of 2005 versus the 2004 periods. Interest margin increased 2.7% and 0.2% for the second quarter and first six months on fund balance growth of 4.1% and 4.2%. In the second quarter and first six months, interest income of $1.9 and $3.5 in 2005 compared to $0.9 and $0.9 in 2004 was reflected within income taxes for certain tax-favored investments, favorably impacting the effective tax rate rather than interest margin. As discussed further below, the lower investment yield was primarily due to the general interest rate environment. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances (up or down), while considering product pricing targets, policyholder value, and competitive conditions. The investment spread statistics that follow include the tax impact of benefits from certain securities discussed above that are reflected in income tax expense. The average investment spread on fixed UL products increased 7 basis points to 1.94% for the second quarter compared to the 2004 quarter and increased 3 basis points to 1.89% for the six months. We estimate that incremental investment income increased effective investment yields by 8 and 4 basis points for the second quarter and first six months of 2005, compared to 8 and 8 basis points for the comparable 2004 periods. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates likely will impact future profitability as the investment of cash flows at current interest rates reduces our average portfolio yield. For the second quarter of 2005 and 2004, our average crediting rates were approximately 35 and 52 basis points in excess of our average minimum guaranteed rates (spread-to-guarantee), including 56% and 60% of our average UL policyholder fund balances that were already at their minimum guaranteed rates. Additionally, the spread-to-guarantee presented above was revised, effective January 1, 2005, to include the effect of non-guaranteed interest bonuses that management has the discretion to reduce. A large portion of the remaining spread-to-guarantee relates to products that are currently being marketed, sales of which could be negatively impacted if we reduced crediting rates.
     The increases in product charge revenue for the second quarter and first six months of 2005 were due to continued growth and aging of our insurance blocks and a management action in the first quarter of 2005 to reduce non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life products. Cost of insurance charges (COIs) grew 5.9% for the quarter and 10.7% for the first half of 2005, which was favorably impacted by $12.7 in the first quarter associated with the reduction in certain non-guaranteed COI bonus rates. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing persistency. This reduction in bonus rates favorably impacts quarterly COI charges by approximately $1.5, through lower refunds of COIs, on a comparative basis. Excluding the impact of lower COI bonuses, COIs grew 4.8% and 5.4% for the second quarter and first half of 2005 from an increase in the average age of our insureds (this contributes to increased death benefits as well), timing of reinsurance premiums which vary with the proportion of new business issued exceeding retention limits, and growth in face amount of UL-type policies. Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. In the second quarter of 2005, we unlocked our assumptions on a block of business (discussed further below) resulting in $0.3 of increased amortization of unearned expense charges. For the first six months of 2005, unlocking adjustments reduced amortization of unearned expense charges by $1.6. Excluding the impact of unlocking adjustments, expense charges decreased over the 2004 quarter and increased over the first half of 2004 due to changes in product mix. Surrenders of policies subject to a surrender charge decreased in 2005 for the quarter and year-to-date resulting in lower surrender charge income compared to the same periods of 2004.
     UL-type death benefits decreased $2.4 compared to the prior year quarter but increased $6.3 over the first half of 2004 as favorable mortality in the second quarter of 2005 did not offset the unfavorable mortality experienced in the first quarter. UL-type death benefits, net of reinsurance, per thousand dollars of average net face amount at risk (average face amount of insurance in force net of reinsurance and reduced by average policyholder fund balances) were $0.62 and $1.30 for the second quarter and first half of 2005 compared to $0.65 and $1.27 in the 2004 periods. Business growth and aging of our blocks will continue to contribute to increasing levels of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from period to period. Other UL-type insurance benefits increased $11.1 and $15.5 over the prior year quarter and first half, primarily due to growth in reserves related to secondary guarantees and other benefit features. Growth in reserves related to secondary guarantees was due to higher sales of policies with these features and an increase in the amount of projected benefits that are attributable to the secondary guarantee benefit feature.
     Consistent with the trend in recent years, traditional premiums and other considerations declined from the second quarter and first six months of 2004, reflecting customer preferences for UL-type products. Net investment income from our traditional blocks declined period over period due to a decline in investment yields and the decreasing size of the block.

     Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 107.3% and 113.6% in the second quarter and first six months of 2005 compared to 107.9% and 113.1% in the 2004 periods.
     Individual expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Commissions	$80.6	$65.6	(22.9)%	$161.0	$129.4	(24.4)%
General and administrative — acquisition related	21.3	19.1	(11.5)%	38.7	38.0	(1.8)%
General and administrative — maintenance related	11.0	11.3	2.7%	20.4	22.2	8.1%
Taxes, licenses and fees	11.0	11.3	2.7%	23.7	22.3	(6.3)%

Total commissions and expenses incurred	123.9	107.3	(15.5)%	243.8	211.9	(15.1)%
Less commissions and expenses capitalized	(93.9)	(76.2)	23.2%	(188.6)	(151.1)	24.8%

Expenses excluding amortization of DAC and VOBA	30.0	31.1	3.5%	55.2	60.8	9.2%
Amortization of DAC and VOBA	55.5	56.1	1.1%	98.0	105.1	6.8%

Total expense	$85.5	$87.2	1.9%	$153.2	$165.9	7.7%

     Expenses, excluding amortization of DAC and VOBA, decreased in the second quarter and first six months of 2005 from the 2004 periods due to higher capitalization of commission expenses and general and administrative expenses. The expense amounts we capitalize as DAC include first-year commissions and deferrable acquisition expenses. Gross commissions and acquisition-related expenses increased from higher sales resulting in a higher proportion of such expenses being capitalized. Taxes, licenses and fees increased for the first half of 2005 due to a state income tax accrual reduction recognized in the first quarter of 2004. During the second quarter of 2005, we adjusted our assumptions for ultimate commission rates and persistency on an older block of business resulting in an unlocking adjustment that reduced DAC amortization by $2.9. In the prior year quarter, we adjusted our assumptions for interest spreads and lapsation on certain blocks of business, resulting in a $5.0 reduction in DAC amortization. On a year-to-date basis, unlocking adjustments reduced DAC amortization by $18.9 in 2005 and $13.5 in 2004. The unlocking adjustments in 2005 include the effect of the COI bonus accrual release in the first quarter, which reduced amortization of DAC and VOBA for UL-type products by $16.5. Excluding unlocking adjustments, amortization of DAC and VOBA decreased period over period as the impact of growth in our UL-type insurance blocks was offset by the effect of accounting for secondary guarantee benefit features, which extends the term of estimated gross profits and thereby reduces the rate of amortization.
     The growth in average Individual Products assets in 2005 was primarily due to growth in UL policyholder fund balances and market values of separate account assets, partially offset by declines in assets supporting our traditional block of business.
     Our financial and operating risks for this segment include failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of estimated gross profits, increased lapses when interest rates rise, particularly in fixed interest UL-type products subject to low or no surrender charges; increased lapses for $2 billion of UL policyholder fund balances sold to community banks that are serviced by two marketing organizations and are generally not subject to surrender charges; changes in taxation or other regulatory changes related to our products and competing offerings; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); and the possible effects of litigation or regulatory matters. We discuss these risks in more detail in the Critical Accounting Policies and Estimates, Capital Resources, Liquidity, and Market Risk Exposures sections of our Form 10-K.
Annuity and Investment Products
     Annuity and Investment Products (AIP) are marketed through most of the distribution channels discussed in Individual Products above as well as through financial institutions, investment professionals and annuity marketing organizations. Jefferson Pilot Securities Corporation (JPSC), our registered non-clearing broker/dealer, markets primarily variable life insurance written by our insurance subsidiaries and other carriers, and also sells other securities and mutual funds.
     Reportable segment results(1) for AIP were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Investment product charges and premiums	$3.1	$3.2	(3.1)%	$6.0	$5.6	7.1%
Net investment income	149.8	144.7	3.5%	285.6	288.2	(0.9)%
Broker-dealer concessions and other	31.4	29.5	6.4%	61.3	58.9	4.1%

Total revenue	184.3	177.4	3.9%	352.9	352.7	0.1%

Policy benefits (including interest credited)	113.1	103.7	(9.1)%	195.6	207.3	5.6%
Insurance expenses	17.6	15.9	(10.7)%	42.3	30.8	(37.3)%
Broker-dealer expenses	30.0	27.9	(7.5)%	58.5	55.4	(5.6)%

Total benefits and expenses	160.7	147.5	(8.9)%	296.4	293.5	(1.0)%

Reportable segment results before income taxes(1)	23.6	29.9	(21.1)%	56.5	59.2	(4.6)%
Income taxes	8.1	10.2	20.6%	19.3	20.4	5.4%

Reportable segment results(1)	$15.5	$19.7	(21.3)%	$37.2	$38.8	(4.1)%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key information for AIP that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Fixed annuity premium sales	$291	$291	—	$535	$601	(11.0)%

Funding agreement issuance	$300	$—	100.0%	$300	$—	100.0%

Investment product sales	$1,338	$1,406	(4.8)%	$2,635	$2,730	(3.5)%

Average fixed policyholder fund balances	$9,492	$9,128	4.0%	$9,469	$9,002	5.2%
Average separate account policyholder fund balances	295	340	(13.2)%	303	345	(12.2)%
Average funding agreement balances	150	—	100.0%	75	—	100.0%

	$9,937	$9,468	5.0%	$9,847	$9,347	5.4%

Average assets	$10,624	$10,369	2.5%	$10,574	$10,243	3.2%

Effective investment spreads for fixed annuities and funding agreements	1.53%	1.71%		1.82%	1.71%
Effective investment spreads for fixed annuities and funding agreements excluding gross SFAS 133 impact	1.96%	1.64%		1.91%	1.67%
Fixed annuity surrenders as a percentage of beginning fund balances	16.4%	8.5%		14.5%	8.8%
     Fixed annuity premium sales were flat in the second quarter and declined in the first six months of 2005 versus 2004 as a result of the effects of a flattening interest rate yield curve and competition from other products. Equity-indexed annuities (EIAs) comprised over three-fourths of our AIP sales during the 2005 periods. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.
     In June 2005, an insurance subsidiary issued $300 of funding agreements backing medium-term notes. The funding agreements are investment contracts that do not subject us to mortality or morbidity risk. The subsidiary issued the funding agreements to a special purpose entity, Jefferson Pilot Life Funding Trust I (the Trust), that sold medium-term notes through investment banks to investors seeking high-quality fixed-income investments. As spread products, funding agreements generate profit to the extent that the rate of return on the investments we make with the proceeds exceeds the interest credited and other expenses. The Company regards funding agreements as a business that can provide additional spread income on an opportunistic basis. Consequently, issuances of funding agreements can vary widely from one reporting period to another. Refer to Note 5 to our interim financial statements and the Capital Resources section for further discussion.

     Profitability of EIAs is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. The impact of this adjustment on both net investment income and interest credited was a $2.5 increase and a $6.4 decrease for the second quarter and first six months of 2005 compared to an increase of $2.7 and $3.3 for the prior year periods, with no net impact on reportable segment results. Additionally, SFAS 133 requires that we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was increased by $10.1 and $3.9 in the second quarter and first six months of 2005 and was decreased by $1.4 and $1.6 for the comparable 2004 periods. The notional amounts of policyholder fund balances allocated to the index options were $1,362 at June 30, 2005 and $660 at June 30, 2004. Since adoption of SFAS 133, the total cumulative net impact on interest credited for this fair value adjustment is approximately $0.7.
     Excluding the impact of the options market value adjustment described above, net investment income increased consistently with the growth in average policyholder fund balances for the second quarter but increased at a lower rate than the growth in average policyholder fund balances for the first six months. Incremental investment income offset lower base investment yields, caused by declining interest rates, in the second quarter of 2005 and partially offset lower investment yields for the first six months. The effect of these incremental investment income items in the AIP segment increased effective yields by 26 and 7 basis points in the second quarter of 2005 and 2004 and 22 and 9 basis points for the first half of the year.
     We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings that lag behind growth in average fund balances for a period of time. Effective investment spreads on fixed annuities decreased in the second quarter of 2005 primarily because the effect of SFAS 133 exceeded a reduction in crediting rates (including the effect of MYG lapses discussed below) and incremental investment income items. Excluding the impact of SFAS 133, effective investment spreads increased for the quarter. For the first six months, effective investment spreads on fixed annuities increased because lower crediting rates and incremental investment income items mitigated the decline in investment yields.
     Our ability to manage interest crediting rates on fixed annuity products in response to continued low general market interest rates is limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.3 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, for which our average crediting rates in the second quarter of 2005 were approximately 14 basis points in excess of average minimum guaranteed rates, including 55% that were already at their minimum guaranteed rates. Approximately $3.0 billion of fixed annuity policyholder fund balances have multi-year guaranteed rates (MYG), approximately $0.5 billion of which have begun to reset in 2005 with an additional $2.5 billion resetting in 2006 and thereafter. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The average spread to the minimum underlying guarantee on these products is approximately 238 basis points. In the first half of 2005, $316 of fixed annuity policyholder fund balances reset, of which approximately $195 lapsed where the holder did not select another product that we offer. These lapses reduced policyholder fund balances and increased DAC amortization but also increased investment spreads. Surrenders are affected by factors such as crediting rates on MYG annuities compared to current crediting rates at reset dates and the absence of surrender charges at reset dates.
     Fixed annuity surrenders as a percentage of beginning fund balances continued to increase in the second quarter and first half of 2005, reflecting primarily the surrender of annuities with expiring MYGs. The increase in fixed annuity surrenders, other than resetting MYG annuities, favorably impacted surrender charge revenues. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. Fixed annuity fund balances subject to surrender charges of at least 5% or an MVA were 49% at June 30, 2005 and 47% as of June 30, 2004, driven by strong sales of EIAs.
     Total AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Insurance companies:
Commissions	$18.8	$17.6	(6.8)%	$33.1	$36.0	8.1%
General and administrative — acquisition related	5.7	3.5	(62.9)%	9.6	6.8	(41.2)%
General and administrative — maintenance related	1.6	1.6	—	3.0	3.2	6.3%
Taxes, licenses and fees	0.8	0.6	(33.3)%	1.6	1.2	(33.3)%

Gross commissions and expenses incurred	26.9	23.3	(15.5)%	47.3	47.2	(0.2)%
Less commissions and expenses capitalized	(23.6)	(19.6)	20.4%	(40.1)	(40.1)	—
Amortization of DAC and VOBA	14.3	12.2	(17.2)%	35.1	23.7	(48.1)%

Net expense — insurance companies	17.6	15.9	(10.7)%	42.3	30.8	(37.3)%

Broker/Dealer:
Commissions	26.9	24.8	(8.5)%	52.7	49.6	(6.3)%
Other	3.1	3.1	—	5.8	5.8	—

Net expense — broker/dealer	30.0	27.9	(7.5)%	58.5	55.4	(5.6)%

Net expense	$47.6	$43.8	(8.7)%	$100.8	$86.2	(16.9)%

     Commissions and capitalized expenses increased for the second quarter of 2005 despite flat sales due to changes in product mix, including an increase in sales of longer duration annuities with higher commission rates. General and administrative acquisition expenses increased due to higher marketing and distribution expenses and the transaction costs related to the issuance of the funding agreements during the second quarter of 2005. For the first six months of 2005, commissions declined compared to 2004 due to lower sales. In the second quarter and first six months of 2005, we updated our assumptions for lapsation of MYG annuities through unlocking adjustments that increased amortization of DAC and VOBA by $3.9 and $8.3. Additionally, amortization of DAC and VOBA was reduced by $2.5 of true-ups in the second quarter of 2005 for the effect of the unfavorable change in the fair value of EIA option liabilities, partially offset by the effect of incremental investment income. For the first six months of 2005, true-ups increased amortization of DAC and VOBA by $0.9 because the effect of incremental investment income offset the unfavorable change in the fair value of EIA option liabilities. In the second quarter and first half of 2005, broker/dealer expenses increased at a slightly higher rate than revenues due to higher effective commission rates versus the 2004 periods.
     Risks in the annuity business are spread compression; increased lapses from maturity of MYG annuities which could result in increased DAC amortization; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges or MVA; execution risk on EIA hedges; the possible effects of litigation or regulatory matters; changes in taxation of our products or products they might compete with; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Capital Resources and Liquidity sections and in the Market Risk Exposures section of our Form 10-K.
Benefit Partners
     The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.
     Reportable segment results (1) for Benefit Partners were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Premiums and other considerations	$310.3	$307.7	0.8%	$599.8	$540.2	11.0%
Net investment income	23.9	23.2	3.0%	47.7	41.6	14.7%

Total revenues	334.2	330.9	1.0%	647.5	581.8	11.3%

Policy benefits	231.1	232.7	0.7%	419.4	413.1	(1.5)%
Expenses	70.2	67.9	(3.4)%	143.3	120.8	(18.6)%

Total benefits and expenses	301.3	300.6	(0.2)%	562.7	533.9	(5.4)%

Reportable segment results before income taxes(1)	32.9	30.3	8.6%	84.8	47.9	77.0%
Income taxes	11.6	10.7	(8.4)%	29.7	16.8	(76.8)%

Reportable segment results(1)	$21.3	$19.6	8.7%	$55.1	$31.1	77.2%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key information for Benefit Partners that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Life, Disability and Dental annualized sales	$52.3	$48.1	8.7%	$122.8	$102.0	20.4%

Premiums and other considerations:
Life	$108.4	$114.9	(5.7)%	$216.8	$200.4	8.2%
Disability	120.5	110.5	9.0%	237.6	199.9	18.9%
Dental	32.4	35.4	(8.5)%	64.4	64.8	(0.6)%
Other	49.0	46.9	4.5%	81.0	75.1	7.9%

Total	$310.3	$307.7	0.8%	$599.8	$540.2	11.0%

Reportable segment results:
Life	$12.5	$8.3	50.6%	$28.5	$11.8	141.5%
Disability	7.2	10.3	(30.1)%	24.4	17.1	42.7%
Dental	1.0	0.5	100.0%	0.9	1.1	(18.2)%
Other	0.6	0.5	20.0%	1.3	1.1	18.2%

Total	$21.3	$19.6	8.7%	$55.1	$31.1	77.2%

Loss ratios:
Life	66.8%	73.0%		63.2%	75.5%
Disability	75.1%	71.5%		67.7%	72.2%
Dental	76.7%	79.4%		77.8%	78.9%
Combined	71.8%	73.2%		67.1%	74.5%

Gross general and administrative expenses as a % of premium income	9.5%	9.4%		9.4%	9.6%

Total expenses as a % of premium income	22.6%	22.1%		23.9%	22.4%

Average assets	$1,846	$1,738	6.2%	$1,841	$1,566	17.6%
     Total revenues and reportable segment results for Benefit Partners increased in the second quarter and first half of 2005 over the same periods in 2004. The increase reflects organic growth in our core business. The first half of 2005 also reflected strong earnings emergence in the first quarter from favorable claim experience and reserve development of approximately $16 after tax that may not repeat, partially offset by $3 after tax of elevated DAC amortization that is discussed later. See Note 8 to the interim financial statements for further discussion of the acquisition of the Canada Life business.
     Premiums and other considerations increased 0.8% and 11.0% for the second quarter and first six months of 2005, as growth in our core businesses of life, disability and dental of 19.5% for both periods offset declines in the Canada Life block caused by shock lapsation of groups at their renewal date, discussed further below. Annualized sales increased 8.7% and 20.4% during the second quarter and first half of 2005, due to strong growth in the number of our field representatives, in part due to representatives added from acquiring the Canada Life block, and from good sales execution.
     Policy benefits declined slightly from the second quarter of 2004, due to an improved combined loss ratio, primarily driven by favorable life results. During the first half of 2005, policy benefits increased only 1.5% over the same period in 2004 due to a significantly improved combined loss ratio of 67.1%, driven by favorable life and long-term disability results. In the first half of 2005, our life business experienced favorable waiver claims incidence and favorable waiver claim terminations, particularly in the Canada Life block. In long-term disability, we experienced favorable claims incidence and terminations in the Canada Life block over the first six months of 2005, partially offset in the second quarter by unfavorable long-term disability claim termination rates in our core long-term disability business. In each product line, effective claims management contributed to the favorable claims termination experience. In addition to these impacts, emerging experience and the related claim reserve development were favorable for the quarter and year-to- date. Together, these factors significantly decreased our loss ratios. During the second quarter, we reduced the discount rate used to calculate long-term disability and life waiver reserves by 0.25% on 2005 and future incurrals. We believe the loss ratios experienced during calendar 2004 (low-to-mid 70s) to be more representative of longer-term expectations.
     Expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Commissions	$34.9	$34.7	(0.6)%	$69.1	$61.6	(12.2)%
General and administrative	29.4	29.0	(1.4)%	56.2	52.0	(8.1)%
Taxes, licenses and fees	7.8	7.3	(6.8)%	15.8	12.3	(28.5)%

Total commissions and expenses incurred	72.1	71.0	(1.5)%	141.1	125.9	(12.1)%
Less commissions and expenses capitalized	(10.3)	(9.8)	5.1%	(20.9)	(18.0)	16.1%
Amortization of DAC	8.4	6.7	(25.4)%	23.1	12.9	(79.1)%

Total expense	$70.2	$67.9	(3.4)%	$143.3	$120.8	(18.6)%

     Total expense growth for the second quarter and first six months of 2005 reflects the overall growth in the business and two full quarters’ impact of Canada Life as compared to the prior periods. In the second quarter and first half of 2005, DAC amortization reflected $0.3 and $5.6 of accelerated amortization related to a dynamic adjustment for persistency on the Canada Life block. Although we had anticipated a certain amount of “shock lapse” to occur on the Canada Life business as it is renewed with the Company, the actual lapsation during the quarter and first six months of 2005 was higher than forecasted. Absent this item, the increase in the expense ratio for the first six months of 2005 relative to the 2004 period was driven by a slightly higher average commission ratio during 2005, and higher unit expenses for taxes, licenses and fees, without the benefit of favorable state taxes experienced in the first half of 2004.
     Risks beyond normal competition that may impact this segment include the potential for increased loss ratios in our disability business as it continues to grow; lower investment spreads on investments backing longer-tail liabilities that could require us to further lower our discount rate; increased morbidity risk due to a weak economy that may increase disability claim costs (an industry-wide phenomenon); continued medical cost inflation that can put pressure on non-medical benefit premium rates because employers may focus more on the employer’s cost of non-medical programs; mortality risks including concentration risks from acts of terrorism not priced for or reinsured; and regulatory or litigation risks such as might result from matters the Office of the New York Attorney General and others have investigated, although we have not received any subpoenas. A discontinuation of our Exec-U-Care® program would have a significant impact on segment revenues, but only a minimal effect on reportable segment results. We discuss these risks in more detail in the Benefit Partners section of our Form 10-K.
Communications
     JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results(1) for Communications were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Communications revenues (net)	$57.2	$56.5	1.2%	$118.1	$115.0	2.7%
Cost of sales	7.4	7.5	1.3%	22.4	22.2	(0.9)%
Operating expenses	22.0	21.8	(0.9)%	44.9	43.8	(2.5)%

Broadcast cash flow	27.8	27.2	2.2%	50.8	49.0	3.7%
Depreciation and amortization	2.2	2.2	—	4.3	4.4	2.3%
Corporate general and administrative expenses	1.6	2.0	20.0%	3.5	3.6	2.8%
Net interest expense	0.5	0.6	16.7%	1.0	1.0	—

Operating revenue before income taxes	23.5	22.4	4.9%	42.0	40.0	5.0%
Provision for income taxes	8.5	8.7	2.3%	16.0	15.7	(1.9)%

Reportable segment results(1)	$15.0	$13.7	9.5%	$26.0	$24.3	7.0%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.
     Communications revenues increased 1.2% over the second quarter and 2.7% over the first six months of 2004 due to modest growth in radio. Combined revenues for radio and television increased 0.9% for the quarter and 1.3% over the first half of 2004, due to improved revenue shares in several markets, combined with modest growth in some of our markets. Typically, political advertising favorably impacts television revenues in even numbered years and as a result, television revenues declined 0.9% for the quarter and 1.0% year-to-date. Excluding the impact of political advertising, television revenues increased 4.4% over the second quarter of 2004 and 2.8% year-to-date. Revenues from sports operations are negligible during the second and third quarters of the year.
     Broadcast cash flow, a non-GAAP measure that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow increased by 2.2% during the second quarter and 3.7% year-to-date in 2005, due to increases in revenues discussed above combined with effective operating expense control in all of the businesses.
     Cost of sales represents direct and variable costs, consisting primarily of sales commissions, rights fees, and sports production costs. Operating expenses represent other costs to operate broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, decreased 0.9% from the second quarter of 2004 and increased 1.5% year-to-date. As a percent of communication revenues, these expenses were 58.0% and 59.3% for the second quarter of 2005 and 2004 and 63.6% and 64.3% year-to-date.
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
     Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 22.3% and 22.4% of their advertising revenues from the automotive industry in the second quarter and 23.4% and 23.8% for the first six months of 2005 and 2004. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues. In the second quarter of 2005, 6.8% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011 compared to 6.5% in the second quarter of 2004. Year-to-date these revenues represent 7.3% for 2005 and 7.0% for 2004. The trend in the industry is away from the networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.
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
     Reportable segment results(1) for Corporate and Other were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2005	2004	2005	2004
Earnings on investments and other income	$27.0	$23.0	$55.1	$48.9
Interest expense on debt	(14.8)	(11.7)	(28.6)	(22.5)
Operating expenses	(6.0)	(6.8)	(13.2)	(9.8)
Income taxes	(0.1)	2.1	(0.3)	0.3

Reportable segment results(1)	6.1	6.6	13.0	16.9
Realized investment gains, net of taxes	3.0	7.2	6.5	21.9

Reportable segment results, including realized gains(1)	$9.1	$13.8	$19.5	$38.8

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.
     Earnings on investments and other income increased $4.0 in the second quarter and $6.2 for the first half of 2005, including an increase in default charges received from the operating segments (see Note 9 to our interim financial statements), real estate income, income recovery on defaulted bonds and growth in invested assets. Partially offsetting the increase in the first six months is $4.0 from a Bank of America merger class action suit that settled in the first quarter of 2004. Default charges are received from the operating segments for this segment’s assumption of all credit-related losses on the invested assets of those segments. We discuss these charges in more detail in the Corporate and Other section of our Form 10-K. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.
     Interest expense on debt increased by $3.1 in the second quarter and $6.1 for the first six months of 2005 due primarily to higher short-term interest rates and an increase in average debt volume. See Note 8 to the Consolidated Financial Statements in our Form 10-K for details of our debt structure and interest costs. Operating expenses vary from period to period based upon the level of corporate activities and strategies.
     Realized investment gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Stock gains	$4.6	$35.1	$11.0	$63.6
Stock losses	—	(0.6)	(1.1)	(3.0)
Bond gains	10.9	7.8	19.1	25.5
Bond losses from sales	(6.4)	(22.8)	(10.9)	(26.3)
Bond losses from write-downs	(4.5)	(16.4)	(10.3)	(32.3)
Other gains and losses (net)	0.4	2.2	3.0	2.2

Total pretax gains	5.0	5.3	10.8	29.7
DAC amortization	(0.4)	4.9	(0.8)	4.0
Income taxes	(1.6)	(3.0)	(3.5)	(11.8)

Realized investment gains, net of taxes	$3.0	$7.2	$6.5	$21.9

     The decline in realized investment gains was due to lower stock gains, partially offset by lower bond impairments in the second quarter and first half of 2005, as a result of improvement in the corporate credit environment.
     We reflect provisions for credit-related losses in our estimated gross profits when calculating DAC and VOBA amortization for UL-type products. As reflected in the preceding table, we record DAC amortization on realized gains and losses on investments that back UL-type products. Modeling of expected gross profits related to DAC and VOBA is discussed further in the Critical Accounting Policies and Estimates section of our Form 10-K.
     The following table summarizes assets assigned to this segment.

			Favorable/
	June 30		Unfavorable
	2005	2004	2005 vs.2004
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,270	$995	27.6%
Unrealized gain on fixed interest investments	710	291	144.0%
Coinsurance receivables on acquired blocks	893	957	(6.7)%
Employee benefit plan assets	392	379	3.4%
Goodwill arising from insurance acquisitions	270	270	—
Other	351	397	(11.6)%

Total	$3,886	$3,289	18.2%

     Total assets for the Corporate and Other segment increased primarily due to the increase in unrealized gains on fixed interest investments.

     Risks for this segment include investment impairments due to weakening in the economy or in specific industries, the risk of rising interest rates on our floating rate debt, our ability to replace existing debt agreements with comparable terms, declines in the dividends on or the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation and regulatory matters, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from our subsidiaries. Dividends from our insurance subsidiaries depend upon regulatory approval when above certain limits, and their ratings depend upon maintaining strong levels of capital and surplus.
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
     Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $198 and $188 at June 30, 2005 and December 31, 2004 were 3.18% and 2.30%. The maximum amount outstanding in the first half of 2005 was $281 compared to $298 after the January issuance of the term debt and EXLs during the comparable 2004 period.
     Our commercial paper is currently rated by two rating agencies.

Agency	Rating

Fitch	F1 +
Standard & Poor’s	A1 +
     These are both the highest ratings that the agencies issue and were reaffirmed in 2005. A significant drop in these ratings, while not anticipated, could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market.
     Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy or for general corporate borrowing purposes. At June 30, 2005 and December 31, 2004, repurchase agreements, including accrued interest, were $401 and $468. The securities involved had a fair value and amortized cost of $420 and $397 at June 30, 2005 versus $489 and $459 at December 31, 2004. The maximum principal amounts outstanding for the first six months were $467 in 2005 versus $528 for the year ended December 31, 2004.
     In June 2005, a subsidiary issued $300 of funding agreements that are reported as a component of policy liabilities within our consolidated balance sheets. The funding agreements were issued to a trust and back medium-term notes sold to investors by the trust. These funding agreements are backed by our insurance subsidiary’s general account assets. This initial issuance is part of a planned program to issue up to $1 billion of funding agreements over the next one to two years. This program represents a cost effective alternative for earning spread income to replace some portion of the lapses in our MYG annuity liabilities. Refer to Note 5 to our interim financial statements and the AIP segment results section for further discussion. Concurrent with the issuance of the funding agreements, the subsidiary executed an interest rate swap that converts the variable rate of the funding agreements issued to a fixed rate of 4.28%.

     Stockholders’ equity increased $127 in 2005 compared to the year end amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, increased $65 as of June 30, 2005 from year end 2004. The remaining increase in stockholders’ equity reflects net income, dividends to stockholders, changes in the fair values of derivatives, changes in the minimum pension liability, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 12.1% and 12.0% at June 30, 2005 and December 31, 2004.
     During the second quarter and first six months of 2005, we repurchased 1,324,400 and 2,339,000 of our common shares at an average cost of $49.06 and $48.92 per share. At June 30, 2005, we had authorization from our board to repurchase 1.7 million additional shares.
     Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, approximately half of our life sales consists of products containing no-lapse guarantees (secondary guarantees), for which statutory reserving practices under Actuarial Guideline 38 (referred to as “AXXX” or the “Guideline”) are currently under review by the National Association of Insurance Commissioners. Regulators are reviewing a proposal that would require us, and other companies, to record higher AXXX reserves on new sales during a 21-month period beginning July 1, 2005, followed by a long-term change to reserving methods for these products. We estimate that the proposal might require $90 of additional statutory reserves ($60 after-tax reduction in surplus) in the second half of 2005. If this proposal is adopted, the Company and other insurers may increase pricing, limit the availability of guaranteed no-lapse features and other benefits included in future designs of life insurance products or seek other capital market solutions to mitigate the impact on capital. We cannot estimate the cost of potential alternative solutions.
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
     Net cash provided by operations in the first six months of 2005 and 2004 was $208 and $647 due to higher income tax payments in 2005 and because the first six months of 2004 included proceeds received in the Canada Life reinsurance transaction.

     Net cash used in investing activities was $680 and $1,258 for the first six months of 2005 and 2004. The decline from 2004 is primarily due to higher investment purchases last year from cash received in the Canada Life transaction and due to lower sales of EIAs in 2005.
     Net cash provided by financing activities was $366 and $608 for the first six months of 2005 and 2004, including cash inflows from policyholder contract deposits net of withdrawals of $335 and $685. The fluctuations in net policyholder contract deposits reflect lower sales of EIAs and higher surrenders of annuities during the first half of 2005. Net borrowings declined during 2005 due to the higher borrowings in 2004, principally in support of the Canada Life transaction.
     In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from subsidiaries by the parent company were $153 and $100 in the first half of 2005 and 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs and by increases in reserves. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.
     Cash and cash equivalents were $(19) and $87 at June 30, 2005 and December 31, 2004. The decline in cash and cash equivalents is due to a decrease in cash equivalent short-term investments that have historically offset the negative cash balance created by the Company’s use of zero-balance disbursement accounts. The parent company and non-regulated subsidiaries held equity and fixed income securities of $628 and $678 at these dates, the decline reflecting the effect of equity markets. We consider the majority of these securities to be a source of liquidity to support our strategies.
     Total assets increased $723 from year end 2004 primarily due to net policyholder contract deposits, growth in DAC and higher unrealized gains on investments, which more than offset dividends and stock repurchases. Total debt and equity securities available-for-sale at June 30, 2005 and December 31, 2004 were $21,186 and $20,375. Related gross unrealized gains and losses at June 30, 2005 were $1,524 and $(66) compared to gross unrealized gains and losses at December 31, 2004 of $1,415 and $(57). We have reinsurance receivables and policy loans that are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. There were no material changes in these balances since year end 2004. Please refer to the Liquidity section of our Form 10-K for a detailed discussion of this arrangement.
Contractual Obligations
     The composition and maturity of our contractual obligations remained essentially unchanged during the second quarter of 2005. In the second quarter, JPCC executed the agreement, previously announced in 2004, that provides JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. The future obligations required under the agreement did not materially change from the estimates disclosed in the Contractual Obligations section of our Form 10-K.
Off Balance Sheet Arrangements and Commitments
     We have no off balance sheet arrangements of a financing nature. We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of June 30, 2005 approximates $232. These commitments will be funded through cash flows from operations and investment maturities during 2005.

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
     Approximately 91% of our securities portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies and Estimates section within our Form 10-K. Changes in fair values of AFS securities are reflected in other comprehensive income. The remainder of our securities portfolio has been designated as held-to-maturity (HTM). As prescribed by generally accepted accounting principles, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities. The following table shows the carrying values of our invested assets.

	June 30		December 31
	2005		2004
Publicly-issued bonds	$17,495	61.7%	$16,871	61.0%
Privately-placed bonds	5,239	18.5	5,210	18.8

Total bonds	22,734	80.2	22,081	79.8
Redeemable preferred stock	12	—	13	0.1

Total debt securities	22,746	80.2	22,094	79.9
Mortgage loans on real property	3,811	13.5	3,667	13.3
Common stock	635	2.2	647	2.3
Non-redeemable preferred stock	2	—	3	—
Policy loans	833	2.9	839	3.0
Real estate	124	0.4	125	0.5
Other	215	0.9	193	0.7
Cash and equivalents	(19)	(0.1)	87	0.3

Total	$28,347	100.0%	$27,655	100.0%

Unrealized Gains and Losses
     The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of June 30, 2005.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Available-for-sale, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$225	$12	$—	$237	$237
Federal agency mortgage-backed securities (including collateralized mortgage obligations)	1,438	57	(3)	1,492	1,492
Obligations of states and political subdivisions	66	6	—	72	72
Corporate obligations	16,822	966	(60)	17,728	17,728
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	972	39	(3)	1,008	1,008
Redeemable preferred stock	10	2	—	12	12

Subtotal, debt securities	19,533	1,082	(66)	20,549	20,549
Non-redeemable preferred stock	1	1	—	2	2
Common stock	194	441	—	635	635

Securities available-for-sale	19,728	1,524	(66)	21,186	21,186

Held-to-maturity, carried at amortized cost:
Obligations of state and political subdivisions	5	1	—	6	5
Corporate obligations	2,192	162	(7)	2,347	2,192

Debt securities held-to-maturity	2,197	163	(7)	2,353	2,197

Total AFS and HTM securities	$21,925	$1,687	$(73)	$23,539	$23,383

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

     The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of June 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$963	$48	$(2)	$1,009	$998
Capital Goods	1,381	83	(5)	1,459	1,440
Communications	1,401	75	(5)	1,471	1,452
Consumer Cyclical	1,202	57	(19)	1,240	1,224
Consumer Non-Cyclical	2,293	157	(5)	2,445	2,428
Energy	1,421	81	(3)	1,499	1,493
Technology	379	7	(1)	385	385
Transportation	827	62	(4)	885	882
Other Industrials	695	37	(2)	730	727

Utilities	3,921	291	(8)	4,204	4,166

Financials
Banks	2,536	138	(9)	2,665	2,651
Insurance	782	37	(1)	818	814
Other Financials	1,519	76	(3)	1,592	1,587

Mortgage-backed Securities
(including Commercial Mortgage-backed Securities)	2,410	96	(6)	2,500	2,499

Total	$21,730	$1,245	$(73)	$22,902	$22,746

     The Consumer Cyclical category includes $380 of carrying value and $385 of fair value relating to holdings in the auto industry. This industry has experienced credit rating downgrades in recent months. We have not yet completed our assessment of the specific impacts on the carrying value of our holdings, but do not expect a material impact to our financial position.

Credit Risk Management
     Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At June 30, 2005, the average quality rating of our bond portfolio was “A”, which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value
1	AAA	$2,883	$2,998	$2,995	13.2%
1	AA	1,925	2,056	2,044	9.0
1	A	7,516	8,000	7,934	34.8
2	BBB	7,983	8,384	8,313	36.5
3	BB	897	929	926	4.1
4	B	469	476	476	2.1
5	CCC and lower	46	46	46	0.2
6	In or near default	11	13	12	0.1

	Total	$21,730	$22,902	$22,746	100.0%

     Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of June 30, 2005. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value
Wachovia	Financial Institutions	$158
JP Morgan Chase	Financial Institutions	128
HSBC Holdings PLC	Financial Institutions	121
General Electric Co	Capital Goods	108
Goldman Sachs Group	Financial Institutions	107
Weingarten Realty Investors	Financial Institutions	105
Cargill Inc	Consumer, Noncyclical	104
National Rural Utilities	Utilities	104
US Bancorp	Financial Institutions	100
Burlington Northern Santa Fe	Transportation	99
     We monitor those securities that are rated below-investment-grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.

     The following table shows the ten largest below-investment-grade debt security exposures by individual issuer at June 30, 2005. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the amortized cost of the securities and their carrying values.

				Gross
		Amortized	Carrying	Unrealized
Creditor	Sector	Cost	Value	Gain/ (Loss)
El Paso Corp	Utilities	$48	$49	$1
Ahold, Royal	Consumer Noncyclical	45	49	4
Kerr-McGee Corp	Energy	37	38	1
Nova Chem Ltd/Nova Chem	Basic Materials	36	36	—
Rite Aid Corp	Consumer Cyclicals	33	34	1
Thomas & Betts Co	Technology	31	32	1
General Motors Corp	Consumer Cyclicals	32	31	(1)
Homer City Funding LLC	Utilities	24	28	4
Williams Cos Inc	Utilities	26	27	1
Avis Europe PLC	Consumer Cyclicals	27	27	—
     At June 30, 2005 and December 31, 2004, below-investment-grade bonds were $1,460 or 6.5% and $1,299 or 5.9% of the carrying value of the bond portfolio, reflecting increases in downgraded bonds and an increase in leverage of certain issuers such as leveraged buy-outs, as well as increased acquisitions of the bank loan portfolio.
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
     The following table shows the maturity date distribution of our debt securities in an unrealized loss position at June 30, 2005. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized		Unrealized	Carrying
	Cost	Fair Value	Losses	Value

Due in one year or less	$24	$23	$(1)	$23
Due after one year through five years	1,069	1,053	(16)	1,056
Due after five years through ten years	1,440	1,409	(31)	1,414
Due after ten years through twenty years	540	529	(11)	528
Due after twenty years	247	237	(10)	237
Amounts not due at a single maturity date	75	71	(4)	71

Subtotal	3,395	3,322	(73)	3,329
Redeemable preferred stocks	4	4	—	4

Total	$3,399	$3,326	$(73)	$3,333

     The following table shows the credit quality of our debt securities with unrealized losses at June 30, 2005:

					Gross	% of Gross
SVO	S&P or Equivalent	Amortized	Fair	% of	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Fair Value	Losses	Losses	Value

1	AAA/AA/A	$1,517	$1,494	44.9%	$(23)	31.5%	$1,496
2	BBB	1,518	1,486	44.8	(32)	43.8	1,489
3	BB	192	184	5.5	(8)	11.0	185
4	B	143	134	4.0	(9)	12.3	135
5	CCC and lower	28	27	0.8	(1)	1.4	27
6	In or near default	1	1	0.0	—	0.0	1

	Total	$3,399	$3,326	100.0%	$(73)	100.0%	$3,333

     No individual creditor has an unrealized loss of $10 or greater at June 30, 2005.
     The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value
More than 1 year	$1,566	$(40)	54.8%	$1,572
6 months — 1 year	621	(9)	12.3	622
Less than 6 months	1,139	(24)	32.9	1,139

Total	$3,326	$(73)	100.0%	$3,333

     Of the $73 gross unrealized losses on debt securities at June 30, 2005, $5 was included in our potentially distressed securities list, and has been on the list for less than six months.
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

Realized Losses — Write-downs and Sales
     Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of securities.
     For the second quarter and six months ended June 30, 2005, we had other-than-temporary impairments on securities of $5 and $11 as compared to $16 and $32 for the same periods of 2004. There were no impairments greater than $10 in the second quarter of 2005; in the second quarter of 2004 we had an impairment of $12 on a national passenger airline.
     For the second quarter and first six months of 2005, we incurred losses of $6.4 and $10.9 on sales of securities. There were no individually material losses on sales of securities during these periods. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.
Mortgage-Backed Securities
     Mortgage-backed securities (including Commercial Mortgage-backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	June 30,	December 31,
	2005	2004
Federal agency issued mortgage-backed securities	$1,492	$1,670
Corporate private-labeled mortgage-backed securities	1,008	688

Total	$2,500	$2,358

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
     Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. We experienced MBS prepayments totaling $133 or 5.5% and $338 or 12.4% of the average carrying value of the MBS portfolio for the second quarter of 2005 and 2004. The excess accretion of discount insignificantly impacted investment income in both 2005 and 2004. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward.
Mortgage Loans
     We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At June 30, 2005 and December 31, 2004, our allowance for mortgage loan credit losses was $20.4 and $21.2. Prepayments on mortgage loans may result from sales of the related properties or loan refinancings. Prepayments on mortgage loans were $4.9 and $6.0 compared to $1.5 and $2.3 in the second quarters and first six months of 2005 and 2004.

Derivative Instruments
     We purchase S&P 500 Index® options in conjunction with our sales of equity-indexed annuities. Also, our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments.
     Except as described above, our actual use of derivatives through June 30, 2005 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $583 and $339 were open as of June 30, 2005 and December 31, 2004. We use interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. The notional amount of interest rate swaps increased by $300 in the second quarter of 2005 related to the issuance of $300 of funding agreements in June 2005.
Market Risk Exposures
     We believe that the amounts shown in our Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative of our current sensitivities. Through July 29, 2005, the average daily 10-year U.S. Treasury rate had decreased 5 basis points to 4.21% during 2005. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat or declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees in our insurance and annuity products.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information under the heading “Market Risk Exposures” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the quarter pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.
Changes in Internal Controls over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the second quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
		Average	Purchased	Shares that
	Total	Price	as Part	May Yet Be
	Number	Paid	of Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Plans	Plans
April 1, 2005 to April 30, 2005	688,400	$48.46	688,400	2,368,000
May 1, 2005 to May 31, 2005	408,100	49.63	408,100	1,959,900
June 1, 2005 to June 30, 2005	227,900	49.86	227,900	1,732,000

Total	1,324,400	$49.06	1,324,400

     We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson-Pilot Corporation (the Company) common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, most recently to 5.0 million shares on May 24, 2004, and we announced the Board’s action in a press release.
     In addition, two other types of Company common stock transactions periodically take place that the SEC staff has suggested be reported here.
1.	A domestic Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the second quarter 2005 were: April, none; May, 3,194 shares, average price $49.69; and June, 574 shares, average price $50.16.

2.	Under our stock option plans, an optionee may exercise options by certifying to the Company that the optionee owns sufficient common shares of the Company to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. The number of shares so used to pay option exercise prices in the second quarter 2005 were: April, none; May, 4,557 shares, average price $50.01; and June, 55,307 shares, average price $50.17.
Item 6. Exhibits
     See Exhibit Index on page 45.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JEFFERSON-PILOT CORPORATION
By (Signature) /s/Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer
Date: August 8, 2005
By (Signature) /s/Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer, Principal Accounting Officer
Date: August 8, 2005

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