Form 10-Q
period 2005-09-30
JEFFERSON PILOT CORP
filed 2005-11-07
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005
Commission file number 1-5955
JEFFERSON-PILOT CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0896180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Greene Street, Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Jefferson-Pilot Corporation’s common stock outstanding at November 1, 2005 was 134,031,810.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
INDEX

		- Page No. -
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004	1

	Consolidated Unaudited Condensed Statements of Income - Three and Nine Months ended September 30, 2005 and 2004	2

	Consolidated Unaudited Condensed Statements of Cash Flows - Nine Months ended September 30, 2005 and 2004	3

	Notes to Consolidated Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities	45

Item 6.	Exhibits	45

Signatures		46

Exhibit Index, followed by Exhibits		47

Item 1. Financial Statements
JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions, Except Share Information)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2005	2004
ASSETS
Investments:
Debt securities available-for-sale, at fair value (amortized cost $19,711 and $18,816)	$20,258	$19,725
Debt securities held-to-maturity, at amortized cost (fair value $2,206 and $2,514)	2,096	2,369
Equity securities available-for-sale, at fair value (cost $192 and $201)	593	650
Mortgage loans on real estate	3,912	3,667
Policy loans	836	839
Real estate	127	125
Other investments	238	193

Total investments	28,060	27,568
Cash and cash equivalents	14	87
Accrued investment income	355	342
Due from reinsurers	1,305	1,341
Deferred policy acquisition costs and value of business acquired	2,704	2,430
Goodwill	312	312
Other assets	660	652
Assets held in separate accounts	2,431	2,373

	$35,841	$35,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities:
Future policy benefits	$3,133	$3,096
Policyholder contract deposits	22,061	21,694
Policy and contract claims	189	232
Funding agreements	300	—
Other	1,222	1,144

Total policy liabilities	26,905	26,166
Commercial paper and revolving credit borrowings	224	188
Securities sold under repurchase agreements	500	468
Notes payable	600	600
Junior subordinated debentures	309	309
Income tax liabilities	532	620
Accounts payable, accruals and other liabilities	482	447
Liabilities related to separate accounts	2,431	2,373

Total liabilities	31,983	31,171

Commitments and contingent liabilities
Stockholders’ equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2005-134,010,974 shares; 2004-136,819,214 shares	168	180
Retained earnings	3,200	3,071
Accumulated other comprehensive income	490	683

Total stockholders’ equity	3,858	3,934

	$35,841	$35,105

See Notes to Consolidated Unaudited Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
(In Millions, Except Per Share Information, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Premiums and other considerations	$330	$328	$1,014	$960
Universal life and investment product charges	194	179	585	544
Net investment income	429	406	1,262	1,226
Realized investment gains (losses)	(7)	3	3	37
Communications sales	59	58	177	173
Broker-dealer concessions and other	34	28	98	94

Total revenue	1,039	1,002	3,139	3,034

Benefits and Expenses
Insurance and annuity benefits	581	575	1,719	1,701
Insurance commissions, net of deferrals	64	62	197	189
General and administrative expenses, net of deferrals	48	48	134	133
Insurance taxes, licenses and fees	21	16	64	53
Amortization of policy acquisition costs and value of business acquired	82	56	238	198
Interest expense	15	12	44	35
Communications operations	33	31	100	97

Total benefits and expenses	844	800	2,496	2,406

Income before income taxes and cumulative effect of change in accounting principle	195	202	643	628
Income taxes	64	68	214	211

Income before cumulative effect of change in accounting principle	131	134	429	417
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(17)

Net income	$131	$134	$429	$400

Per Share Information — Basic
Income before cumulative effect of change in accounting principle	$0.97	$0.98	$3.17	$3.01
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(0.12)

Net income	$0.97	$0.98	$3.17	$2.89

Per Share Information — Assuming Dilution
Income before cumulative effect of change in accounting principle	$0.97	$0.97	$3.15	$2.99
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(0.12)

Net income	$0.97	$0.97	$3.15	$2.87

Dividends declared per common share	$0.418	$0.380	$1.215	$1.090

See Notes to Consolidated Unaudited Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities	$289	$814

Cash Flows from Investing Activities
Securities and loans purchased, net	(814)	(1,475)
Other investing activities	(41)	(128)

Net cash used in investing activities	(855)	(1,603)

Cash Flows from Financing Activities
Policyholder contract deposits	2,151	2,154
Policyholder contract withdrawals	(1,719)	(1,257)
Funding agreements issuance	300	—
Net borrowings (repayments)	68	213
Net repurchase of common shares	(145)	(226)
Cash dividends paid	(165)	(151)
Other financing activities	3	9

Net cash provided by financing activities	493	742

Decrease in cash and cash equivalents	(73)	(47)
Cash and cash equivalents at beginning of period	87	72

Cash and cash equivalents at end of period	$14	$25

Supplemental Cash Flow Information
Income taxes paid (received)	$188	$30

Interest paid	$59	$42

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
     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The Company currently discloses the amortization of fair value of these grants over the normal vesting period for participants, with acceleration at retirement. Beginning in 2006, expense will be recognized over the implicit service period. This will result in more front-ended expense recognition, including immediate recognition for participants already eligible for retirement at the grant date.
     The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$131	$134	$429	$400
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	1	1	3	6

Pro forma net income	$130	$133	$426	$394

Per Share — Basic
As reported	$0.97	$0.98	$3.17	$2.89
Pro forma	0.97	0.97	3.14	2.85

Per Share — Assuming Dilution
As reported	$0.97	$0.97	$3.15	$2.87
Pro forma	0.96	0.96	3.12	2.82
New Accounting Pronouncements
Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on the Company’s consolidated financial condition and results of operations.
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
Share-Based Payment
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123-R), which prescribes fair value expense recognition for stock options and is effective for interim and annual periods ending after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays our required effective date of SFAS 123-R to January 1, 2006. In August 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP 123R-1), which indefinitely defers the requirement of SFAS 123-R that a freestanding financial instrument originally subject to SFAS 123-R becomes subject to other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123R-2), which allows the grant date of an award to be the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short time period from the date of approval, which is consistent with our current policy.
     As discussed above, the Company currently accounts for employee stock options using the intrinsic value method of APB 25, and related interpretations, and discloses the impact of the fair value method prescribed by SFAS 123 through footnote disclosure only. Under APB 25, the Company does not recognize any stock-based compensation expense for such stock options because all options granted have an exercise price equal to the market value of the underlying stock on the date of grant. The Company plans to adopt the provisions of SFAS 123-R under the modified prospective method on January 1, 2006. Under this method, the fair value of all employee stock options vesting on or after the adoption date will be included in the determination of net income. The fair value of stock options will be estimated using an appropriate fair value option-pricing model considering assumptions for dividend yield, expected volatility, risk-free interest rate, and expected life of the option. The fair value of the option grants will be amortized on a straight-line basis over the implicit service period of the employee, considering retirement eligibility. The adoption of SFAS 123-R will reduce our earnings per share somewhat similar to what is illustrated in our proforma disclosures discussed earlier. However, the implementation of more sophisticated modeling techniques may affect this impact.
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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
     In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which indefinitely deferred the effective date of the other-than-temporary impairment provisions of EITF 03-1 related to interest rates and sector spreads until such time as the FASB issues further implementation guidance. The Company continues to monitor developments concerning this guidance and is currently unable to estimate the potential effects of implementing the impairment provisions of EITF 03-1 on the Company’s consolidated financial position or results of operations.
Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts
     In July 2003, AcSEC issued Statement of Position 03-1 (the SOP or SOP 03-01), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle originally amounting to $13. In September 2004, AcSEC issued Technical Practice Aids (the TPAs) addressing certain provisions of the SOP. As a result of this additional guidance, we restated our cumulative effect adjustment as of January 1, 2004 to record an additional $4 of expense. Our cumulative effect of $17 related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies. Please refer to Note 2 of the Consolidated Financial Statements included within our Form 10-K for greater detail and discussion.
3. Comprehensive Income
     The components of comprehensive income, net of related effects of DAC, VOBA and income taxes are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$131	$134	$429	$400
Change in unrealized gains (losses) on securities	(241)	227	(187)	(2)
Change in minimum pension liability	1	—	(1)	—
Change in the fair value of derivative financial instruments	1	3	(5)	(1)

Comprehensive income (loss)	$(108)	$364	$236	$397

4. Income Per Share of Common Stock
     The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerators
Income before cumulative effect of change in accounting principle	$131	$134	$429	$417
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(17)

Net income	$131	$134	$429	$400

Denominators
Weighted average shares outstanding	134,392,449	136,485,685	135,377,203	138,470,054
Effect of dilutive securities:
Stock options	894,428	1,014,180	899,927	1,260,971

Weighted average shares outstanding - assuming dilution	135,286,877	137,499,865	136,277,130	139,731,025

Earnings Per Share — Basic
Income before cumulative effect of change in accounting principle	$0.97	$0.98	$3.17	$3.01
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.12)

Net income	$0.97	$0.98	$3.17	$2.89

Earnings Per Share — Assuming Dilution
Income before cumulative effect of change in accounting principle	$0.97	$0.97	$3.15	$2.99
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.12)

Net income	$0.97	$0.97	$3.15	$2.87

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
     The subsidiary issued $300 of funding agreements in June 2005. The initial funding agreements were issued at a variable rate and provide for quarterly interest payments, indexed to the 3-month LIBOR plus 7 basis points, with principal due at maturity on June 2, 2008. Concurrent with this issuance, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.
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
7. Retirement Benefit Plans
     The following table illustrates the components of net periodic benefit cost for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$4	$3	$12	$11
Interest cost	6	6	18	17
Expected return on plan assets	(8)	(9)	(24)	(24)
Amortization of net transition asset	—	—	—	(1)
Amortization of prior service cost	—	1	—	1
Amortization of net (gain) loss	1	—	2	1

Net periodic benefit cost	$3	$1	$8	$5

     The Company expects to make contributions of $16 to $18 during 2005 related to nonqualified plans. Contributions of $2 and $15 were made during the three and nine months ended September 30, 2005.
8. Reinsurance Transaction
     In March 2004, the Company acquired (via a reinsurance transaction) substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc.
     Upon closing, Canada Life ceded and the Company assumed approximately $400 of policy liabilities. The Company also received assets, primarily comprised of cash, in support of those liabilities. The deferred policy acquisition costs of $35 recorded in the transaction are being amortized over 15 years, subject to dynamic persistency adjustments, representing the premium-paying period of the blocks of policies acquired. An intangible asset of $25, attributable to the value of the distribution system acquired in the transaction, was recorded in other assets within the consolidated balance sheets and is being amortized over 30 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity. The revenues and benefits and expenses associated with these blocks are presented in the Company’s consolidated statements of income in a manner consistent with our accounting policies.
     Dynamic persistency adjustments from higher-than-expected shock lapsation on the Canada Life block increased DAC amortization during the three and nine months ended September 30, 2005 by $0.3 and $5.9 compared to no adjustments in the same periods of 2004.
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

	September 30,	December 31,
	2005	2004
Assets
Individual Products	$19,438	$18,776
AIP	10,834	10,504
Benefit Partners	1,887	1,839
Communications	222	223
Corporate and Other	3,460	3,763

Total assets	$35,841	$35,105

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Individual Products	$454	$437	$1,360	$1,325
AIP	191	166	544	519
Benefit Partners	311	308	958	890
Communications	61	58	178	171
Corporate and Other	29	30	96	92

	1,046	999	3,136	2,997
Realized investment gains (losses), before taxes	(7)	3	3	37

Total revenues	$1,039	$1,002	$3,139	$3,034

Total Reportable Segment Results and Reconciliation to Net Income
Individual Products	$78	$76	$238	$226
AIP	24	17	61	56
Benefit Partners	15	20	70	51
Communications	14	14	40	38
Corporate and Other	5	5	18	22

Total reportable segment results	136	132	427	393
Realized investment gains (losses), net of taxes	(5)	2	2	24

Income before cumulative effect of change in accounting principle	131	134	429	417
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	(17)

Net income	$131	$134	$429	$400

     Default charges paid to the Corporate and Other segment for Individual, AIP and Benefit Partners were $19, $9, and $2 for the nine months ended September 30, 2005, and $17, $10, and $1 for the nine months ended September 30, 2004.
10. Subsequent Event
     On October 10, 2005, Lincoln National Corporation (“LNC”) and the Company announced that they had entered into a definitive merger agreement. At closing, the Company’s shareholders will receive 1.0906 shares of LNC common stock or $55.96 in cash for each share of the Company’s common stock, subject to proration. The aggregate amount of cash to be paid to the Company’s shareholders will equal $1.8 billion. This transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close in the first quarter of 2006.
     On October 12, 2005, a proposed shareholder class action suit for damages was filed naming the Company and most of the individual members of its Board of Directors as defendants relating to the merger. The suit alleges a breach of fiduciary duty in entering into the proposed merger. Management believes its actions have been properly authorized and are in accordance with state law and intends to vigorously defend the claims asserted. The expected outcome of this suit is not expected to have a material impact on the consolidated statements of income in any reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of September 30, 2005 compared to December 31, 2004 and changes in financial position and results of operations for the three month and nine month periods ended September 30, 2005, as compared to the same periods of 2004, of Jefferson-Pilot Corporation and consolidated subsidiaries (JP or the Company which also may be referred to as we or us or our). The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004 (Form 10-K), and should be read in conjunction with the interim financial statements and notes contained herein. All dollar amounts are in millions except share and per share amounts.
Company Profile
Overview
     We have five reportable segments: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. See our Form 10-K for an overview of the Company and our reportable segments and a discussion of key drivers and trends in our businesses, supplemented by the discussion herein.
Proposed Merger
     On October 10, 2005, Lincoln National Corporation (LNC or Lincoln) and the Company announced that they had entered into a definitive merger agreement. At closing, the Company’s shareholders will receive 1.0906 shares of LNC common stock or $55.96 in cash for each share of the Company’s common stock, subject to proration. The aggregate amount of cash to be paid to the Company’s shareholders will equal $1.8 billion. This transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close in the first quarter of 2006.
     On October 12, 2005, a proposed shareholder class action suit for damages was filed naming the Company and most of the individual members of its Board of Directors as defendants relating to the merger. The suit alleges a breach of fiduciary duty in entering into the proposed merger. Management believes its actions have been properly authorized and are in accordance with state law and intends to vigorously defend the claims asserted. The expected outcome of this suit is not expected to have a material impact on the consolidated statements of income in any reporting period.
Segment Revenues
     Our segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Individual Products	43%	44%	43%	44%
AIP	18%	17%	17%	17%
Benefit Partners	30%	30%	31%	30%
Communications	6%	6%	6%	6%
Corporate and Other	3%	3%	3%	3%

Critical Accounting Policies and Estimates
     Our Form 10-K described the accounting policies that are critical to the understanding of our results of operations and our financial position for which management uses significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future events. They relate to deferred acquisition costs (DAC), value of business acquired (VOBA), unearned revenue reserves, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, valuation methods for infrequently traded securities and private placements, policy liabilities, pension plans, goodwill and accruals relating to legal and administrative proceedings. These policies were applied in a consistent manner during the first nine months of 2005.
Results of Operations
     The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Consolidated Summary of Income
Income before realized gains (losses) and cumulative effect of change in accounting principle	$135.6	$131.6	3.0%	$427.1	$393.0	8.7%
Realized investment gains (losses), net of taxes	(4.7)	2.2	(313.6)%	1.8	24.1	(92.5)%

Income before cumulative effect of change in accounting principle	$130.9	$133.8	(2.2)%	$428.9	$417.1	2.8%
Cumulative effect of change in accounting principle for long duration contracts, net of taxes	—	—		—	(16.6)	(100.0)%

Net income	$130.9	$133.8	(2.2)%	$428.9	$400.5	7.1%

Consolidated Earnings Per Share
Assuming dilution:
Income before realized gains (losses) and cumulative effect of change in accounting principle	$1.00	$0.96	4.2%	$3.13	$2.81	11.4%
Realized investment gains (losses), net of taxes	(0.03)	0.01	(400.0)%	0.02	0.18	(88.9)%

Income before cumulative effect of change in accounting principle	0.97	0.97	0.0%	3.15	2.99	5.4%
Cumulative effect of change in accounting principle, net of taxes	—	—		—	(0.12)	(100.0)%

Net income	$0.97	$0.97	0.0%	$3.15	$2.87	9.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average number of shares outstanding - assuming dilution	135,286,877	137,499,865	136,277,130	139,731,025

     Earnings growth in Individual, AIP and Communications was offset by declines in Benefit Partners and Corporate and Other and by realized investment losses, resulting in a decrease to net income for the third quarter of 2005 versus the same quarter of the prior year. The increase in income before cumulative effect of change in accounting principle for the first nine months reflected earnings growth in all segments except Corporate and Other, partially offset by lower realized investment gains. Individual Products benefited from an increase in interest margin, higher product charge revenue for the quarter and first nine months, and favorable mortality in the quarter. Year-to-date results also included the effect of management actions taken during the first quarter to reduce non-guaranteed bonuses on certain older universal life products. AIP’s results increased for the quarter and first nine months of 2005 due to higher investment spreads, including a favorable change in the fair value of option liabilities related to equity-indexed annuities, partially offset by higher DAC amortization and lower incremental investment income above base (which includes mortgage loan acceleration fees, accelerated accretion of discount on mortgage-backed securities, and income on purchased beneficial interests). Benefit Partners results for the quarter were unfavorably impacted by adverse long-term disability and life experience. Communications achieved earnings growth on higher advertising revenues and expense reductions. Corporate and Other results were lower in the quarter and first nine months of 2005 primarily due to the impact of higher short-term interest rates and realized investment losses from an increase in security impairments.
     Effective January 1, 2004, the Company adopted SOP 03-1, which relates to secondary guarantees and other benefit features. The implementation of this new standard created both a cumulative effect upon adoption as well as a reduction to ongoing net income. Refer to Note 2 to the Consolidated Unaudited Condensed Financial Statements (interim financial statements).
     Earnings per share growth was more favorable than the growth in absolute earnings due to share repurchases of 836,500 in the quarter and 3,175,500 in the first nine months of 2005.
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

     The following table illustrates our results before and after realized investment gains and losses, and reconciles reportable segment results to net income, the most directly comparable GAAP financial measure:
Results by Reportable Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Individual Products	$77.5	$75.2	3.1%	$237.7	$225.5	5.4%
AIP	24.0	17.6	36.4%	61.2	56.4	8.5%
Benefit Partners	15.0	19.7	(23.9)%	70.1	50.8	38.0%
Communications	13.9	13.5	3.0%	39.9	37.8	5.6%
Corporate and Other	5.2	5.6	(7.1)%	18.2	22.5	(19.1)%

Total reportable segment results	135.6	131.6	3.0%	427.1	393.0	8.7%
Realized investment gains (losses), net of taxes	(4.7)	2.2	(313.6)%	1.8	24.1	(92.5)%

Net income before cumulative effect of change in accounting principle	130.9	133.8	(2.2)%	428.9	417.1	2.8%
Cumulative effect of change in accounting principle	—	—		—	(16.6)	(100.0)%

Net income	$130.9	$133.8	(2.2)%	$428.9	$400.5	7.1%

Segment Assets
     We assign invested assets backing insurance liabilities to our segments in relation to policyholder funds and reserves. We assign net DAC and VOBA, reinsurance receivables and communications assets to the respective segments where those assets originate. We also assign invested assets to back capital allocated to each segment in relation to our philosophy for managing business risks, reflecting appropriate conservatism. We assign the remainder of invested and other assets, including all defaulted securities, to the Corporate and Other segment. Segment assets as of September 30 were as follows:

	September 30,
	2005	2004
Individual Products	$19,438	$18,484
AIP	10,834	10,479
Benefit Partners	1,887	1,797
Communications	222	219
Corporate and Other	3,460	3,667

Total assets	$35,841	$34,646

Individual Products
     The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.

     Reportable segment results(1) for Individual Products were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
UL-Type Products:
Net investment income	$188.4	$185.2	1.7%	$560.1	$553.8	1.1%
Interest credited to policyholders	(128.4)	(127.8)	(0.5)%	(382.4)	(378.9)	(0.9)%

Interest margin	60.0	57.4	4.5%	177.7	174.9	1.6%

Product charge revenue:
Cost of insurance charges	145.3	137.0	6.1%	442.3	405.4	9.1%
Expense charges	40.1	30.8	30.2%	115.0	106.0	8.5%
Surrender charges	7.9	9.7	(18.6)%	24.9	30.3	(17.8)%

Total product charge revenue	193.3	177.5	8.9%	582.2	541.7	7.5%

Death benefits and other insurance benefits	(80.4)	(85.8)	6.3%	(255.4)	(239.0)	(6.9)%
Expenses excluding amortization of DAC and VOBA	(24.1)	(23.6)	(2.1)%	(65.6)	(70.6)	7.1%
Amortization of DAC and VOBA	(51.6)	(34.3)	(50.4)%	(142.9)	(131.8)	(8.4)%
Miscellaneous income (expense)	(0.3)	(0.1)	(200.0)%	(0.5)	(0.5)	0.0%

UL-type product income before taxes	96.9	91.1	6.4%	295.5	274.7	7.6%

Traditional Products:
Premiums and other considerations	37.3	37.2	0.3%	109.1	115.3	(5.4)%
Net investment income	36.1	37.7	(4.2)%	109.4	114.8	(4.7)%
Benefits	(42.1)	(41.8)	(0.7)%	(123.7)	(130.1)	4.9%
Expenses excluding amortization of DAC and VOBA	(7.1)	(6.0)	(18.3)%	(20.8)	(19.8)	(5.1)%
Amortization of DAC and VOBA	(4.3)	(4.3)	0.0%	(11.0)	(11.9)	7.6%

Traditional product income before taxes	19.9	22.8	(12.7)%	63.0	68.3	(7.8)%

Reportable segment results before income taxes(1)	116.8	113.9	2.5%	358.5	343.0	4.5%
Income taxes	(39.3)	(38.7)	(1.6)%	(120.8)	(117.5)	(2.8)%

Reportable segment results(1)	$77.5	$75.2	3.1%	$237.7	$225.5	5.4%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key data for Individual Products that we believe are important drivers and indicators of future profitability:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$80	$48	66.7%	$201	$148	35.8%
Community Banks and BOLI	$1	$2	(50.0)%	$1	$6	(83.3)%

Average UL policyholder fund balances	$11,647	$11,138	4.6%	$11,528	$11,073	4.1%
Average VUL separate account assets	1,731	1,525	13.5%	1,689	1,515	11.5%

	$13,378	$12,663	5.6%	$13,217	$12,588	5.0%

Average face amount of insurance in force :
Total	$166,892	$165,527	0.8%	$166,410	$165,770	0.4%
UL-type contracts	$129,640	$126,789	2.2%	$129,018	$126,575	1.9%

Average assets	$19,300	$18,384	5.0%	$19,078	$18,169	5.0%
     Sales from our Individual Markets, excluding Community Banks and bank-owned life insurance (BOLI), increased for the quarter and year-to-date compared to the 2004 periods due to product, distribution and service initiatives. Sales in the third quarter of 2005 included several large cases totaling approximately $15 that we do not view as recurring in nature.
     For the first nine months of 2005 and 2004, approximately 55% and 58% of life insurance sales were attributable to products with secondary guarantee benefits. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since secondary guarantee UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See the Capital Resources section for discussion of statutory-basis reserving methodologies for these types of products.
     Interest margin on UL-type products increased 4.5% and 1.6% for the third quarter and year-to-date on fund balance growth of 4.6% and 4.1%. In the third quarter and first nine months, interest income of $1.8 and $5.3 in 2005 compared to $1.4 and $2.3 in 2004 was reflected within income taxes for certain tax-favored investments, favorably impacting the effective tax rate rather than interest margin. As discussed further below, the lower investment yield was primarily due to the general interest rate environment. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances (up or down), while considering product pricing targets, policyholder value, and competitive conditions. The investment spread statistics that follow include the tax impact of benefits from certain securities discussed above that are reflected in income tax expense. The average investment spread on fixed UL products decreased 2 basis points to 1.89% for the third quarter, and increased 2 basis points to 1.89% for the first nine months of 2005, compared to the comparable 2004 periods. Reductions in our crediting rates partially offset the reduction in investment yields for the third quarter and exceeded the reduction in investment yields year-to-date compared to the equivalent 2004 periods. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates likely will impact future profitability as the investment of cash flows at current interest rates reduces our average portfolio yield. For the third quarter of 2005 and 2004, our average crediting rates were approximately 36 and 42 basis points in excess of our average minimum guaranteed rates (spread-to-guarantee), including 58% of our average UL policyholder fund balances that were already at their minimum guaranteed rates for both periods. Additionally, the spread-to-guarantee presented above was revised, effective January 1, 2005, to include the effect of non-guaranteed interest bonuses that management has the discretion to reduce. A large portion of the remaining spread-to-guarantee relates to products that are currently being marketed, sales of which could be negatively impacted if we reduced crediting rates further.
     The increases in product charge revenue for the third quarter and first nine months of 2005 were due to higher sales, continued growth and aging of our insurance blocks and a management action in the first quarter of 2005 to reduce non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life products. Cost of insurance charges (COIs) grew 6.1% for the quarter and 9.1% for the first nine months of 2005. The year-to-date increase was favorably impacted by $12.7 in the first quarter associated with the reduction in certain non-guaranteed COI bonus rates. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing persistency. This reduction in bonus rates favorably impacts quarterly COI charges by approximately $1.5, through lower refunds of COIs, on a comparative basis. Excluding the impact of lower COI bonuses, COIs grew 5.0% and 5.2% for the third quarter and year-to-date from an increase in the average age of our insureds (this contributes to increased death benefits as well), timing of reinsurance premiums which vary with the proportion of new business issued exceeding retention limits, and growth in face amount of UL-type policies. Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. In the third quarter of 2005 and 2004, we updated longer-term assumptions in estimated gross profits for certain insurance blocks (discussed further below) resulting in a $1.0 increase and a $3.7 decrease in amortization of unearned expense charges. Additionally, the adoption of new accounting guidance for secondary guarantee insurance products in the third quarter of 2004 decreased amortization of unearned expense charges by $3.0. For the first nine months of 2005 and 2004, unlocking adjustments reduced amortization of unearned expense charges by $0.6 and $6.8. Excluding the impact of these amortization adjustments, expense charges increased over 2004 for the quarter and the first nine months due to the impact of higher sales and changes in product mix. Surrenders of policies subject to a surrender charge decreased in 2005 for the quarter and year-to-date resulting in lower surrender charge income compared to the same periods of 2004.
     UL-type death benefits decreased $1.3 compared to the prior year quarter but increased $5.0 over the first nine months of 2004 as favorable mortality in the second and third quarters of 2005 did not offset the unfavorable mortality experienced in the first quarter. UL-type death benefits, net of reinsurance, per thousand dollars of average net face amount at risk (average face amount of insurance in force net of reinsurance and reduced by average policyholder fund balances) were $0.61 and $1.91 for the third quarter and first nine months of 2005 compared to $0.63 and $1.90 in the 2004 periods. Business growth and aging of our blocks will continue to contribute to increasing levels of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from period to period. Other UL-type insurance benefits decreased $4.1 and increased $11.4 over the prior year quarter and first nine months, primarily due to growth in reserves related to secondary guarantees and other benefit features, with the third quarter comparison reflecting the impact of new accounting guidance for secondary guarantee insurance products adopted in the third quarter of 2004 that increased other UL-type insurance benefits for that quarter by $8.7. Growth in reserves related to secondary guarantees year-to-

date was due to higher sales of policies with these features and an increase in the amount of projected benefits that are attributable to the secondary guarantee benefit feature.
     The traditional block was impacted by the issuance of a supplementary contract that increased premiums and other considerations and benefits by $1.8. Excluding the impact of this transaction, traditional premiums and other considerations declined from the third quarter and first nine months of 2004, which is consistent with recent trends and reflects customer preferences for UL-type products. Net investment income from our traditional blocks declined period over period due to a decline in investment yields and the decreasing size of the block.
     Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 112.9% and 113.4% in the third quarter and first nine months of 2005 compared to 112.4% and 112.8% in the 2004 periods.
     Individual expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Commissions	$98.7	$68.8	(43.5)%	$259.7	$198.2	(31.0)%
General and administrative – acquisition related	24.3	19.2	(26.6)%	63.0	57.2	(10.1)%
General and administrative – maintenance related	12.6	10.2	(23.5)%	33.0	32.4	(1.9)%
Taxes, licenses and fees	12.9	9.6	(34.4)%	36.6	31.9	(14.7)%

Total commissions and expenses incurred	148.5	107.8	(37.8)%	392.3	319.7	(22.7)%
Less commissions and expenses capitalized	(117.3)	(78.2)	50.0%	(305.9)	(229.3)	33.4%

Expenses excluding amortization of DAC and VOBA	31.2	29.6	(5.4)%	86.4	90.4	4.4%
Amortization of DAC and VOBA	55.9	38.6	(44.8)%	153.9	143.7	(7.1)%

Total expense	$87.1	$68.2	(27.7)%	$240.3	$234.1	(2.6)%

     Expenses excluding amortization of DAC and VOBA increased in the third quarter compared to 2004 due to the non-capitalized portion of higher marketing and distribution expenses, including start-up expenses associated with entry into a new market segment, and higher state income taxes. Expenses excluding amortization of DAC and VOBA decreased in the first nine months from the 2004 period due to higher capitalization of commission expenses and general and administrative expenses. The expense amounts we capitalize as DAC include first-year commissions and deferrable acquisition expenses. Gross commissions and acquisition-related expenses increased from higher sales resulting in a higher proportion of such expenses being capitalized. Taxes, licenses and fees increased for the third quarter and first nine months due to higher premium volumes in 2005 and state income tax accrual reductions of $1.7 and $4.8 recognized in the third quarter and first nine months of 2004. During the third quarter of 2005, we adjusted our assumptions for mortality and persistency on certain blocks of business resulting in an unlocking adjustment that reduced DAC amortization by $1.4. DAC amortization was increased by $1.7 for true-ups related to favorable mortality experience and excess investment income. In the third quarter of 2004, we adjusted our assumptions for interest spreads, mortality and lapsation on certain blocks of business, resulting in a $13.8 reduction in DAC amortization. Additionally, the adoption of new accounting guidance for secondary guarantee products in the third quarter of 2004 changed the pattern of expected gross profits for the related products, resulting in a $7.5 decrease to amortization for the quarter and first nine months. On a year-to-date basis, unlocking adjustments reduced DAC amortization by $20.3 in 2005 and $27.4 in 2004. The unlocking adjustments in 2005 include the effect of the COI bonus accrual release in the first quarter, which reduced amortization of DAC and VOBA for UL-type products by $16.5. These adjustments to DAC amortization are partially offset by corresponding adjustments to unearned expense charges discussed above. Excluding unlocking adjustments, amortization of DAC and VOBA decreased period over period as the impact of growth in our UL-type insurance blocks was offset by the effect of favorable persistency and accounting for secondary guarantee benefit features, which extends the term of estimated gross profits and thereby reduces the rate of amortization.
     The growth in average Individual Products assets in 2005 was primarily due to growth in UL policyholder fund balances and market values of separate account assets, partially offset by declines in assets supporting our traditional block of business.
     Our financial and operating risks for this segment include failure to achieve pricing assumptions for interest margins, mortality, withdrawals and expenses; variances between actual and underlying assumptions of estimated gross profits, increased lapses when interest rates rise, particularly in fixed interest UL-type products subject to low or no surrender charges; increased lapses for $2 billion of UL policyholder fund balances sold to community banks that are serviced by two marketing organizations and are generally not subject to surrender charges; changes in taxation or other regulatory changes related to our products and competing offerings, such as the recent proposals affecting taxation of life insurance and competing products; changes in generally accepted or statutory accounting principles (such as the AXXX actuarial guideline discussed in Capital Resources); and the possible effects of litigation or regulatory matters. We discuss these risks in more detail in the Critical Accounting Policies and Estimates, Capital Resources, Liquidity, and Market Risk Exposures sections of our Form 10-K.

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
     Reportable segment results (1) for AIP were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Investment product charges and premiums	$3.2	$3.4	(5.9)%	$9.2	$9.0	2.2%
Net investment income	157.2	137.2	14.6%	442.8	425.4	4.1%
Broker-dealer concessions and other	31.1	25.6	21.5%	92.4	84.5	9.3%

Total revenue	191.5	166.2	15.2%	544.4	518.9	4.9%

Policy benefits (including interest credited)	104.8	100.3	(4.5)%	300.4	307.6	2.3%
Insurance expenses	21.0	14.6	(43.8)%	63.3	45.4	(39.4)%
Broker-dealer expenses	29.2	24.6	(18.7)%	87.7	80.0	(9.6)%

Total benefits and expenses	155.0	139.5	(11.1)%	451.4	433.0	(4.2)%

Reportable segment results before income taxes (1)	36.5	26.7	36.7%	93.0	85.9	8.3%
Income taxes	12.5	9.1	(37.4)%	31.8	29.5	(7.8)%

Reportable segment results (1)	$24.0	$17.6	36.4%	$61.2	$56.4	8.5%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key information for AIP that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Fixed annuity premium sales	$263	$312	(15.7)%	$798	$913	(12.6)%

Funding agreement issuance	$—	$—		$300	$—

Investment product sales	$1,358	$1,037	31.0%	$3,993	$3,767	6.0%

Average fixed policyholder fund balances	$9,486	$9,291	2.1%	$9,474	$9,098	4.1%
Average separate account policyholder fund balances	283	323	(12.4)%	297	338	(12.1)%
Average funding agreement balances	300	—		150	—

	$10,069	$9,614	4.7%	$9,921	$9,436	5.1%

Average assets	$10,770	$10,462		$10,639	$10,316

Effective investment spreads for fixed annuities and funding agreements	2.20%	1.62%		1.95%	1.68%
Effective investment spreads for fixed annuities and funding agreements excluding gross SFAS 133 impact	1.82%	1.74%		1.88%	1.70%
Fixed annuity surrenders as a percentage of beginning fund balances	18.7%	15.4%		16.2%	11.0%
     Fixed annuity premium sales declined in the third quarter and first nine months of 2005 versus the 2004 periods as a result of the effects of a flattening interest rate yield curve, competition from other products, the expectation for a rising interest rate environment and distraction particularly in the agency channel created by a notice issued by the NASD suggesting broker/dealer supervisory responsibility for sales of equity-indexed annuity products. Equity-indexed annuities ( EIAs) comprised over three-fourths of our AIP sales during the 2005 periods. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.
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
     Profitability of EIAs is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. This adjustment increased net investment income and interest credited by $12.8 and $6.5 for the third quarter and year-to-date 2005 compared to decreases of $5.8 and $2.5 for the prior year periods, with no net impact on reportable segment results. Additionally, SFAS 133 requires that we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was decreased by $8.9 and $5.0 in the third quarter and first nine months of 2005 and was increased by $2.8 and $1.3 for the comparable 2004 periods. The notional amounts of policyholder fund balances allocated to the index options were $1,566 at September 30, 2005 and $831 at September 30, 2004. Since adoption of SFAS 133, the total cumulative net reduction to interest credited for this fair value adjustment is approximately $8.2.
     Excluding the impact of the options market value adjustment described above, net investment income increased at a lower rate than the growth in average policyholder fund balances for the third quarter and first nine months of 2005 compared to the same periods in 2004. In the third quarter 2005, lower incremental investment income and lower interest rates caused a decline in investment yields. Incremental investment income partially offset the lower base investment yields, caused by the general interest rate environment, for the first nine months. The effect of these incremental investment income items in the AIP segment increased effective yields by 7 and 15 basis points in the third quarter of 2005 and 2004 and 17 and 9 basis points for the year-to-date periods.
     We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings that lag behind growth in average fund balances for a period of time. Effective investment spreads on fixed annuities, excluding the effect of SFAS 133, increased in the third quarter of 2005 primarily due to lower crediting rates (including the effect of multi-year guaranteed rates (MYG) lapses discussed below) and incremental investment income items. The favorable effect of SFAS 133 further enhanced reported spreads. For the nine-month period, effective investment spreads on fixed annuities increased because lower crediting rates and incremental investment income items mitigated the decline in investment yields.
     Our ability to manage interest crediting rates on fixed annuity products in response to continued low general market interest rates is limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.3 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, for which our average crediting rates in the third quarter of 2005 were approximately 15 basis points in excess of average minimum guaranteed rates, including 56% that were already at their minimum guaranteed rates. Approximately $2.8 billion of fixed annuity policyholder fund balances have MYG, approximately $0.2 billion of which have begun to reset in 2005 with an additional $2.6 billion resetting in 2006 and thereafter. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The average spread to the minimum underlying guarantee on these products is approximately 220 basis points. In the first nine months of 2005, $597 of fixed annuity policyholder fund balances reset, of which approximately $409 lapsed where the holder did not select another product that we offer. These lapses reduced policyholder fund balances and increased DAC amortization but also increased investment spreads. Surrenders are affected by factors such as crediting rates on MYG annuities compared to current crediting rates at reset dates and the absence of surrender charges at reset dates.
     Fixed annuity surrenders as a percentage of beginning fund balances continued to increase in the third quarter and first nine months of 2005, reflecting primarily the surrender of annuities with expiring MYGs. The increase in fixed annuity surrenders, other than resetting MYG annuities, favorably impacted surrender charge revenues. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. Fixed annuity fund balances subject to surrender charges of at least 5% or an MVA were 51% at September 30, 2005 and 46% as of September 30, 2004, driven by strong sales of EIAs.
     Total AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Insurance companies:
Commissions	$16.9	$20.5	17.6%	$50.0	$56.5	11.5%
General and administrative – acquisition related	3.2	3.6	11.1%	12.8	10.4	(23.1)%
General and administrative – maintenance related	2.0	1.6	(25.0)%	5.0	4.8	(4.2)%
Taxes, licenses and fees	0.5	0.6	16.7%	2.1	1.8	(16.7)%

Gross commissions and expenses incurred	22.6	26.3	14.1	69.9	73.5	4.9%
Less commissions and expenses capitalized	(18.1)	(22.5)	(19.6)%	(58.2)	(62.6)	(7.0)%
Amortization of DAC and VOBA	16.5	10.8	(52.8)%	51.6	34.5	(49.6)%

Net expense – insurance companies	21.0	14.6	(43.8)%	63.3	45.4	(39.4)%

Broker/Dealer:
Commissions	26.3	21.8	(20.6)%	79.0	71.4	(10.6)%
Other	2.9	2.8	(3.6)%	8.7	8.6	(1.2)%

Net expense – broker/dealer	29.2	24.6	(18.7)%	87.7	80.0	(9.6)%

Net expense	$50.2	$39.2	(28.1)%	$151.0	$125.4	(20.4)%

     For the third quarter and first nine months of 2005, commissions and capitalized expenses decreased compared to the 2004 periods, due to the decline in fixed annuity premium sales. Lower sales contributed to a decline in acquisition-related expenses and a lower expense capitalization rate. For the first nine months of

2005, general administrative acquisition expenses increased compared to the same period in 2004 due to transaction costs related to the issuance of the funding agreements during the second quarter of 2005. In the third quarter of 2005, we updated our assumptions for earned rates through unlocking adjustments that reduced amortization of DAC by $1.8. In the first nine months of 2005, amortization of DAC was increased by $6.5 primarily due to higher lapsation assumptions for MYG annuities. Additionally, amortization of DAC and VOBA was increased by $5.6 for true-ups in the third quarter of 2005 due to the effect of the favorable change in the fair value of EIA option liabilities in 2005 and the effect of incremental investment income. For the first nine months of 2005, true-ups increased amortization of DAC and VOBA by $6.5 due to changes in the fair value of EIA option liabilities and incremental investment income. In the third quarter of 2005, broker/dealer expenses increased at a slightly lower rate than revenues due to lower effective commission rates versus the third quarter of 2004. For the first nine months of 2005, broker/dealer expenses increased at a slightly higher rate than revenues due to higher effective commission rates versus the 2004 period.
     Risks in the annuity business are spread compression; increased lapses from maturity of MYG annuities which could result in increased DAC amortization; increased lapses when interest rates rise, particularly in the portion of business subject to low or no surrender charges or MVA; execution risk on EIA hedges; the possible effects of litigation or regulatory matters; changes in taxation of our products or products they might compete with such as proposed tax legislation affecting annuities; and competition from variable annuities or other financial services in an evolving market for investment products. We discuss these risks in more detail in the Capital Resources and Liquidity sections and in the Market Risk Exposures section of our Form 10-K.
Benefit Partners
     The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.
     Reportable segment results (1) for Benefit Partners were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Premiums and other considerations	$286.6	$284.2	0.8%	$886.4	$824.4	7.5%
Net investment income	24.3	23.7	2.5%	72.0	65.3	10.3%

Total revenues	310.9	307.9	1.0%	958.4	889.7	7.7%

Policy benefits	218.3	212.1	(2.9)%	637.7	625.2	(2.0)%
Expenses	69.6	65.6	(6.1)%	212.9	186.4	(14.2)%

Total benefits and expenses	287.9	277.7	(3.7)%	850.6	811.6	(4.8)%

Reportable segment results before income taxes(1)	23.0	30.2	(23.8)%	107.8	78.1	38.0%
Income taxes	8.0	10.5	23.8%	37.7	27.3	(38.1)%

Reportable segment results (1)	$15.0	$19.7	(23.9)%	$70.1	$50.8	38.0%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.

     The following table summarizes key information for Benefit Partners that we believe to be important drivers and indicators of our future profitability.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Life, Disability and Dental annualized sales	$57.8	$46.8	23.5%	$180.6	$148.8	21.4%

Premiums and other considerations:
Life	$103.9	$112.0	(7.2)%	$320.7	$312.4	2.7%
Disability	123.5	113.6	8.7%	361.1	313.5	15.2%
Dental	33.0	34.9	(5.4)%	97.4	99.7	(2.3)%
Other	26.2	23.7	10.5%	107.2	98.8	8.5%

Total	$286.6	$284.2	0.8%	$886.4	$824.4	7.5%

Reportable segment results:
Life	$5.9	$7.1	(16.9)%	$34.4	$18.9	82.0%
Disability	7.1	12.0	(40.8)%	31.5	29.1	8.2%
Dental	1.7	1.1	54.5%	2.6	2.2	18.2%
Other	0.3	(0.5)	160.0%	1.6	0.6	166.7%

Total	$15.0	$19.7	(23.9)%	$70.1	$50.8	38.0%

Loss ratios:
Life	75.4%	75.0%		67.1%	75.3%
Disability	75.3%	69.6%		70.3%	71.2%
Dental	72.9%	76.6%		76.2%	78.1%
Combined	75.0%	72.9%		69.7%	73.9%

Gross general and administrative expenses as a % of premium income	10.6%	10.4%		9.8%	9.9%

Total expenses as a % of premium income	24.4%	23.1%		24.0%	22.7%

Average assets	$1,873	$1,781		$1,852	$1,638
     Total revenues for Benefit Partners increased modestly over the third quarter of 2004 while reportable segment results were down over the same period. The decrease in reportable segment results is primarily attributed to adverse long-term disability and life insurance claims experience resulting in an increase in policy benefits discussed further below. Total revenues increased over the first nine months of 2004 reflecting organic growth in our core business. The growth in 2005 year-to-date results relative to the first nine months of 2004 reflects strong earnings emergence from favorable claim experience and reserve development, particularly in the first quarter of 2005 of approximately $16 after tax that may not repeat, partially offset by $3 after tax of elevated DAC amortization that is discussed later. See Notes 1 and 8 to the interim financial statements for further discussion of the first quarter results and the acquisition of the Canada Life business.

     Premiums and other considerations increased 0.8% and 7.5% for the third quarter and year-to-date, as growth in our core businesses of life, disability and dental of 19.4% and 19.5% over these same periods offset declines in the Canada Life block caused by shock lapsation of groups at their renewal date, discussed further below. Annualized sales increased 23.5% and 21.4% during the third quarter and first nine months of 2005, due to strong growth in the number of our field representatives, in part due to representatives added from acquiring the Canada Life block, and from good sales execution.
     Policy benefits increased 2.9% from the third quarter of 2004, as a result of organic growth in our core businesses as well as the increased total loss ratio for the quarter relative to last year’s quarter. The increased loss ratio relative to the third quarter of 2004 was due to adverse experience in our core long-term disability and life insurance lines of business, in long term disability reflecting both increased claim incidence and decreased claim termination experience. During the first nine months of 2005, policy benefits increased 2.0% over the same period in 2004 as a result of core business growth and a reduced total loss ratio relative to the first nine months of 2004. The improved loss ratio in the first nine months of 2005 relative to 2004 was primarily due to favorable experience in our life business. In particular, our life business experienced favorable waiver claims terminations in the Canada Life block stemming from effective claims management. In long-term disability, we experienced favorable claims incidence and terminations in the Canada Life block over the first nine months of 2005, partially offset by unfavorable claims incidence and claim termination rates in our core long-term disability business. During the second quarter of 2005, we reduced the discount rate used to calculate long-term disability and life waiver reserves by 0.25% (to 4.75%) on 2005 and future incurrals.
     Expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Commissions	$33.3	$32.4	(2.8)%	$102.4	$94.0	(8.9)%
General and administrative	30.4	29.6	(2.7)%	86.6	81.6	(6.1)%
Taxes, licenses and fees	7.0	6.3	(11.1)%	22.8	18.6	(22.6)%

Total commissions and expenses incurred	70.7	68.3	(3.5)%	211.8	194.2	(9.1)%
Less commissions and expenses capitalized	(10.7)	(9.7)	10.3%	(31.6)	(27.7)	14.1%
Amortization of DAC	9.6	7.0	(37.1)%	32.7	19.9	(64.3)%

Total expense	$69.6	$65.6	(6.1)%	$212.9	$186.4	(14.2)%

     Total expense growth for the third quarter and first nine months of 2005 reflects the overall growth in the business and accelerated amortization of $1.3 and $8.1 for the third quarter and first nine months of 2005 primarily due to DAC persistency adjustments. The Canada Life block represented $0.3 and $5.9 of the accelerated amortization. Although we had anticipated a certain amount of “shock lapse” to occur on the Canada Life business as it is renewed with the Company, the actual lapsation during the quarter and first nine months of 2005 was higher than forecasted. Additionally, the increase in the expense ratio for the first nine months of 2005 relative to the 2004 period was driven by a higher average commission ratio during 2005, and higher unit expenses for taxes, licenses and fees, without the benefit of favorable state taxes experienced in 2004.
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
Communications
     JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results(1) for Communications were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Communications revenues (net)	$59.1	$58.1	1.7%	$177.2	$173.1	2.4%
Cost of sales	11.3	10.5	(7.6)%	33.7	32.7	(3.1)%
Operating expenses	20.9	20.3	(3.0)%	65.8	64.1	(2.7)%

Broadcast cash flow	26.9	27.3	(1.5)%	77.7	76.3	1.8%
Depreciation and amortization	2.0	2.1	4.8%	6.3	6.5	3.1%
Corporate general and administrative expenses	1.2	1.6	25.0%	4.7	5.2	9.6%
Net interest expense	0.5	0.6	16.7%	1.5	1.6	6.3%

Reportable segment results before income taxes(1)	23.2	23.0	0.9%	65.2	63.0	3.5%
Income taxes	9.3	9.5	2.1%	25.3	25.2	(0.4)%

Reportable segment results (1)	$13.9	$13.5	3.0%	$39.9	$37.8	5.6%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.
     Communications revenues increased 1.7% over the third quarter and 2.4% over the first nine months of 2004 due to modest growth in radio and strong growth in sports. Combined revenues for radio and television remained comparable for the quarter and increased 0.8% year-to-date, due to improved revenue shares in several markets and modest growth in some of our markets. Typically, political advertising favorably impacts television revenues in even numbered years, and consequently, television revenues declined 5.2% for the quarter and 2.4% year-to-date. Excluding the impact of political advertising, television revenues increased 4.2% over the third quarter and 3.3% over the first nine months of 2004.
     Broadcast cash flow, a non-GAAP measure that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow decreased by 1.5% during the third quarter but increased 1.8% year-to-date in 2005, due to increases in revenues discussed above combined with effective operating expense control in all of the businesses.
     Cost of sales includes direct and variable costs, consisting primarily of sales commissions, rights fees, and sports production costs. Operating expenses represent other costs to operate broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, increased 2.6% from the third quarter of 2004 and 1.8% year-to-date. As a percent of communication revenues, these expenses were 59.9% and 59.4% for the third quarter of 2005 and 2004 and 62.4% and 62.7% year-to-date.

     Radio and television stations require a license, subject to periodic renewal, from the FCC to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations. We currently have two television stations that are operating under expired licenses pending renewal, as allowed by the FCC. The FCC is delaying all commercial broadcast license renewals in these states until all complaints against any commercial broadcast station in that state are resolved. We are unaware of any complaints involving our stations.
     Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 24.0% and 23.6% of their advertising revenues from the automotive industry in the third quarter and 23.6% and 23.7% for the first nine months of 2005 and 2004. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues. Year-to-date, 7.3% of television revenues in 2005 came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.
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
     Reportable segment results(1) for Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Earnings on investments and other income	$23.2	$23.1	$78.3	$72.0
Interest expense on debt	(15.1)	(12.5)	(43.7)	(35.0)
Operating expenses	(5.0)	(6.3)	(18.2)	(16.1)
Income taxes	2.1	1.3	1.8	1.6

Reportable segment results (1)	5.2	5.6	18.2	22.5
Realized investment gains (losses), net of taxes	(4.7)	2.2	1.8	24.1

Reportable segment results, including realized gains (1)	$0.5	$7.8	$20.0	$46.6

(1)	Reportable segment results is a non-GAAP measure. See Note 15 of the Consolidated Financial Statements in our Form 10-K for further discussion.
     Earnings on investments and other income increased slightly in the third quarter and $6.3 for the first nine months of 2005, including an increase in real estate and mortgage loan income, income recovery on defaulted bonds, and default charges. The year-to-date increase reflects $4.0 from a Bank of America merger class action suit that settled in the first quarter of 2004. Default charges are received from the operating segments for this segment’s assumption of all credit-related losses on the invested assets of those segments. We discuss these charges in more detail in the Corporate and Other section of our Form 10-K. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.
     Interest expense on debt increased by $2.6 in the third quarter and $8.7 for the first nine months of 2005 due primarily to higher short-term interest rates offset by a decrease in average debt volume. See Note 8 to the Consolidated Financial Statements in our Form 10-K for details of our debt structure and interest costs. Operating expenses vary from period to period based upon the level of corporate activities and strategies.
     Realized investment gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock gains	$8.3	$18.7	$19.3	$82.3
Stock losses	(0.1)	(1.2)	(1.2)	(4.2)
Bond gains	8.8	5.7	27.9	31.2
Bond losses from sales	(3.2)	(4.4)	(14.1)	(30.7)
Bond losses from write-downs	(22.1)	(16.4)	(32.4)	(48.7)
Other gains and losses (net)	1.4	4.4	4.4	6.6

Total pretax gains	(6.9)	6.8	3.9	36.5
DAC amortization	(0.6)	(3.4)	(1.4)	0.6
Income taxes	2.8	(1.2)	(0.7)	(13.0)

Realized investment gains (losses), net of taxes	$(4.7)	$2.2	$1.8	$24.1

     The decline in realized investment gains to a loss in the third quarter of 2005 was due to lower stock gains and higher bond impairments, the latter largely attributable to credit-related impairments of holdings in the automotive industry. The year-to-date decline in realized investment gains is primarily due to lower stock gains partially offset by lower bond impairments during the first nine months of 2005.
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

     The following table summarizes assets assigned to this segment.

			Favorable/
	September 30,		Unfavorable
	2005	2004	2005 vs.2004
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,173	$1,065	10.1%
Unrealized gain on fixed interest investments	380	643	(40.9)%
Coinsurance receivables on acquired blocks	883	934	(5.5)%
Employee benefit plan assets	395	377	4.8%
Goodwill arising from insurance acquisitions	270	270	0.0%
Other	359	378	(5.0)%

Total	$3,460	$3,667	(5.6)%

     Total assets for the Corporate and Other segment decreased primarily due to increases in long-term interest rates, which resulted in a decrease in unrealized gains on fixed interest investments.
     Risks for this segment include investment impairments due to weakening in the economy or in specific industries, the risk of rising interest rates on our floating rate debt, our ability to replace existing debt agreements with comparable terms, declines in the dividends on or the values of our equity securities which would limit our potential for realized gains, general uncertainty regarding litigation and regulatory matters, and the potential for future impairment of goodwill. Also, as discussed in the Liquidity section, to service our debt and to pay shareholder dividends, we rely on excess cash flows through dividends from our subsidiaries. Dividends from our insurance subsidiaries depend upon regulatory approval when above certain limits, and their ratings depend upon maintaining strong levels of capital and surplus. We discuss the risk of change in market value of our securities portfolio in the Investment section.
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
     Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $224 and $188 at September 30, 2005 and December 31, 2004 were 3.75% and 2.30%. The maximum amount outstanding in the first nine months of 2005 was $281 compared to $298 after the January issuance of the term debt and EXLs during the comparable 2004 period.
     Our commercial paper is currently rated by two rating agencies.

Agency	Rating

Fitch	F1+
Standard & Poor’s	A1+
     These are both the highest ratings that the agencies issue and were reaffirmed in 2005. A significant drop in these ratings could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market. Concurrent with the proposed merger announcement discussed earlier in the

Overview section, our ratings were placed under review with negative implications, reflecting the rating agencies’ assessments of the merged entity that will exist following the closing of the transaction.
     Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy or for general corporate borrowing purposes. At September 30, 2005 and December 31, 2004, repurchase agreements, including accrued interest, were $500 and $468. The securities involved had a fair value and amortized cost of $518 and $501 at September 30, 2005 versus $489 and $459 at December 31, 2004. The maximum principal amounts outstanding for the first nine months were $598 in 2005 versus $528 for the year ended December 31, 2004.
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
     Stockholders’ equity decreased $76 at September 30, 2005 compared to the year-end amount. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, decreased $267. The remaining increase in stockholders’ equity reflects net income, dividends to stockholders, changes in the fair values of derivatives, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 11.5% and 12.0% at September 30, 2005 and December 31, 2004.
     During the third quarter and first nine months of 2005, we repurchased 836,500 and 3,175,500 of our common shares at an average cost of $49.66 and $49.12 per share. At September 30, 2005, we had authorization from our board to repurchase 0.9 million additional shares.
     Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, approximately half of our life sales consists of products containing no-lapse guarantees (secondary guarantees). Regulators recently approved statutory reserving practices under Actuarial Guideline 38 (referred to as “AXXX” or the “Guideline”) that will require us, and other companies, to record higher AXXX reserves on new sales during a 21-month period beginning July 1, 2005, followed by a long-term change to reserving methods for these products. We estimate that the proposal will require $90 of additional statutory reserves ($60 after-tax reduction in surplus) in the second half of 2005. As a result of the new requirements, the Company and other insurers may increase pricing, limit the availability of guaranteed no-lapse features and other benefits included in future designs of life insurance products or seek other capital market solutions to mitigate the impact on capital. We cannot estimate the cost of potential alternative solutions.

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
     The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies, while the ratings by Fitch Ratings is that agency’s second highest rating. All of these ratings were reaffirmed in 2005. A significant drop in our ratings could potentially impact future sales and/or accelerate surrenders on our business in force. Concurrent with the proposed merger announcement discussed earlier in the Overview section, our ratings were placed under review with negative implications, reflecting the rating agencies’ assessments of the merged entity that will exist following the closing of the transaction.
Liquidity
     Liquidity management is designed to ensure that adequate funds are available to meet all current and future financial obligations. The Company meets its liquidity requirements primarily by positive cash flows from the operations of subsidiaries, and to a lesser extent, cash flows provided by debt securities and borrowings.
     Proper liquidity management is crucial to preserve stable, reliable, and cost-effective sources of cash to meet future benefit payments under our various insurance and deposit contracts, pay operating expenses (including interest and income taxes), provide funds for debt service and dividends, pay costs related to acquiring new business, and maintain reserve requirements. In this process, we focus on our assets and liabilities, the manner in which they combine, and the impact of changes in both short-term and long-term interest rates, market liquidity, and other factors. We believe we have the ability to generate adequate cash flows for operations on a short-term basis and a long-term basis. Additionally, the Company has access to unused borrowing capacity including unused short-term lines of credit.
     Net cash provided by operations in the first nine months of 2005 and 2004 was $289 and $814 primarily due to higher income tax payments in 2005 and because the first nine months of 2004 included proceeds received in the Canada Life reinsurance transaction.
     Net cash used in investing activities was $855 and $1,603 for the first nine months of 2005 and 2004. The decline from 2004 is primarily due to higher investment purchases last year from cash received in the Canada Life transaction and to lower sales of EIAs in 2005.
     Net cash provided by financing activities was $493 and $742 for the first nine months of 2005 and 2004, including cash inflows from policyholder contract deposits net of withdrawals of $432 and $897. The fluctuations in net policyholder contract deposits reflect lower sales of EIAs and higher surrenders of annuities during the first nine months of 2005. Net borrowings declined during 2005 due primarily to borrowings in 2004 in support of the Canada Life transaction.
     In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from subsidiaries by the parent company during the first nine months were $227 and $186 in 2005 and 2004. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs and by increases in reserves. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.
     Cash and cash equivalents were $14 and $87 at September 30, 2005 and December 31, 2004. The decline in cash and cash equivalents is due to a decrease in cash equivalent short-term investments that have historically offset the negative cash balance created by the Company’s use of zero-balance disbursement accounts. The parent company and non-regulated subsidiaries held equity and fixed income securities of $584 and $678 at these dates, the decline reflecting the effect of equity markets and some equity sales. We consider the majority of these securities to be a source of liquidity to support our strategies.
     Total assets increased $736 from year end 2004 primarily due to net policyholder contract deposits, growth in DAC and lower unrealized gains on investments, which more than offset dividends and stock repurchases. Total debt and equity securities available-for-sale at September 30, 2005 and December 31, 2004 were $20,851 and $20,375. Related gross unrealized gains and losses at September 30, 2005 were $1,112 and $(164) compared to gross unrealized gains and losses at December 31, 2004 of $1,415 and $(57). We have reinsurance receivables and policy loans that are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. There were no material changes in these balances since year-end 2004. Please refer to the Liquidity section of our Form 10-K for a detailed discussion of this arrangement.
Contractual Obligations
     The composition and maturity of our contractual obligations remained essentially unchanged during the third quarter of 2005. In the second quarter, JPCC executed the agreement, previously announced in 2004, that provides JP Sports and its broadcasting partner television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 season. The future obligations required under the agreement did not materially change from the estimates disclosed in the Contractual Obligations section of our Form 10-K.
Off Balance Sheet Arrangements and Commitments
     We have no off balance sheet arrangements of a financing nature. We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of September 30, 2005 approximates $160. These commitments will be funded through cash flows from operations and investment maturities during 2005.
Investments
Portfolio Description
     Our strategy for managing the investment portfolio of our insurance subsidiaries is to consistently meet pricing assumptions while appropriately managing credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio primarily includes fixed income securities and commercial mortgage loans. The nature and quality of investments that our insurance subsidiaries hold must comply with state regulatory requirements. We have established a formal investment policy, which describes our overall quality and diversification objectives and limits.

     Approximately 90% of our securities portfolio has been designated as available-for-sale (AFS) and is carried on the balance sheet at fair value. We determine fair values of our securities, including securities not actively traded, using the methodology described in the Critical Accounting Policies and Estimates section in our Form 10-K. Changes in fair values of AFS securities (net of related deferred policy acquisition cost, value of business acquired, and income taxes) are reflected in other comprehensive income. The remainder of our securities portfolio has been designated as held-to-maturity (HTM). As prescribed by GAAP, HTM securities are carried at amortized cost, and accordingly there is a difference between fair value and carrying value for HTM securities.
     The following table shows the carrying values of our invested assets:

	September 30,		December 31,
	2005		2004
Publicly-issued bonds	$17,156	61.1%	$16,871	61.0%
Privately-placed bonds	5,187	18.5	5,210	18.8

Total bonds	22,343	79.6	22,081	79.8
Redeemable preferred stock	11	—	13	0.1

Total debt securities	22,354	79.6	22,094	79.9
Mortgage loans on real property	3,912	14.0	3,667	13.3
Common stock	591	2.1	647	2.3
Non-redeemable preferred stock	2	—	3	—
Policy loans	836	3.0	839	3.0
Real estate	127	0.5	125	0.5
Other	238	0.8	193	0.7
Cash and equivalents	14	—	87	0.3

Total	$28,074	100.0%	$27,655	100.0%

Unrealized Gains and Losses
     The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of September 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
AFS, carried at fair value:
US Treasury obligations and direct obligations of US Government agencies	$235	$9	$(1)	$243	$243
Federal agency mortgage-backed securities (including collateralized mortgage obligations)	1,315	38	(8)	1,345	1,345
Obligations of states and political subdivisions	62	5	—	67	67
Corporate obligations	16,998	631	(141)	17,488	17,488
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	1,092	23	(11)	1,104	1,104
Redeemable preferred stock	9	2	—	11	11

Subtotal, debt securities	19,711	708	(161)	20,258	20,258
Non-redeemable preferred stock	1	1	—	2	2
Common stock	191	401	(1)	591	591

Securities available-for-sale	19,903	1,110	(162)	20,851	20,851

HTM, carried at amortized cost:
Obligations of state and political subdivisions	5	1	—	6	5
Corporate obligations	2,091	120	(11)	2,200	2,091

Debt securities held-to-maturity	2,096	121	(11)	2,206	2,096

Total AFS and HTM securities	$21,999	$1,231	$(173)	$23,057	$22,947

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

     The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of September 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$1,003	$31	$(7)	$1,027	$1,022
Capital Goods	1,389	56	(10)	1,435	1,422
Communications	1,441	50	(13)	1,478	1,464
Consumer Cyclical	1,208	40	(18)	1,230	1,218
Consumer Non-Cyclical	2,273	98	(16)	2,355	2,345
Energy	1,397	54	(9)	1,442	1,438
Technology	386	5	(8)	383	382
Transportation	836	46	(8)	874	873
Other Industrials	699	24	(3)	720	718

Utilities	3,934	201	(24)	4,111	4,082

Financials
Banks	2,552	91	(20)	2,623	2,612
Insurance	791	20	(7)	804	802
Other Financials	1,491	52	(11)	1,532	1,527

Mortgage-backed Securities (including Commercial Mortgage-backed Securities)	2,407	61	(18)	2,450	2,449

Total	$21,807	$829	$(172)	$22,464	$22,354

Credit Risk Management
     Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At September 30, 2005, the average quality rating of our bond portfolio was “A”, which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value
1	AAA	$2,908	$2,965	$2,962	13.2%
1	AA	1,919	1,998	1,989	8.9
1	A	7,517	7,798	7,748	34.7
2	BBB	7,970	8,187	8,142	36.4
3	BB	1,007	1,024	1,022	4.6
4	B	423	427	427	1.9
5	CCC and lower	53	54	54	0.2
6	In or near default	10	11	10	0.1

	Total	$21,807	$22,464	$22,354	100.0%

     Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of September 30, 2005. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value
Wachovia Corp	Financial Institutions	$146
HSBC Holdings PLC	Financial Institutions	109
JP Morgan Chase & Co	Financial Institutions	107
General Electric Co	Capital Goods	105
Goldman Sachs Group	Financial Institutions	104
Weingarten Realty Investors	Financial Institutions	103
National Rural Utilities	Utilities	102
Cargill Inc	Consumer, Noncyclical	102
Citigroup Inc	Financial Institutions	102
BB&T Corp	Financial Institutions	101
     We monitor those securities that are rated below-investment-grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.
     The following table shows the ten largest below-investment-grade debt security exposures by individual issuer at September 30, 2005. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the amortized cost of the securities and their fair values.

				Gross
		Amortized	Fair	Unrealized	Carrying
Creditor	Sector	Cost	Value	Gain/(Loss)	Value
General Motors Corp	Consumer Cyclicals	$59	$52	$(7)	$52
El Paso Corp	Utilities	48	49	1	49
Ahold, Royal	Consumer, Noncyclical	43	47	4	47
Kerr-McGee Corp	Energy	37	38	1	38
Nova Chem. Ltd/Nova	Basic Materials	36	37	1	36
Rite Aid Corp	Consumer Cyclicals	32	33	1	33
Homer City Funding LLC	Utilities	24	28	4	28
Liberty Media Corp	Consumer Cyclicals	28	28	—	28
Williams Cos Inc	Utilities	26	27	1	27
Avis Europe PLC	Consumer Cyclicals	27	26	(1)	26
     At September 30, 2005 and December 31, 2004, below-investment-grade bonds were $1,510 or 6.8% and $1,299 or 5.9% of the carrying value of the bond portfolio, reflecting increases in downgraded bonds, largely automotive related, as well as an increase in purchases of NAIC 3 private bonds.
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

     The following table shows the maturity date distribution of our debt securities in an unrealized loss position at September 30, 2005. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized		Unrealized	Carrying
	Cost	Fair Value	Losses	Value

Due in one year or less	$56	$55	$(1)	$55
Due after one year through five years	1,828	1,791	(37)	1,796
Due after five years through ten years	4,034	3,956	(78)	3,962
Due after ten years through twenty years	1,136	1,108	(28)	1,108
Due after twenty years	983	959	(24)	959
Amounts not due at a single maturity date	79	75	(4)	75

Subtotal	8,116	7,944	(172)	7,955
Redeemable preferred stocks	3	3	—	3

Total	$8,119	$7,947	$(172)	$7,958

     The following table shows the credit quality of our debt securities with unrealized losses at September 30, 2005:

					Gross	% of Gross
SVO	S&P or Equivalent	Amortized	Fair	% of	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Value	Fair Value	Losses	Losses	Value

1	AAA/AA/A	$4,488	$4,409	55.5%	$(79)	45.9%	$4,411
2	BBB	3,062	2,994	37.7	(68)	39.5	3,000
3	BB	359	343	4.3	(16)	9.3	345
4	B	186	178	2.2	(8)	4.7	179
5	CCC and lower	22	21	0.3	(1)	0.6	21
6	In or near default	2	2	0.0	—	0.0	2

	Total	$8,119	$7,947	100.0%	$(172)	100.0%	$7,958

     No individual creditor has an unrealized loss of $10 or greater at September 30, 2005.
     The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value
More than 1 year	$2,189	$(66)	38.4%	$2,206
6 months – 1 year	1,499	(38)	22.1	1,504
Less than 6 months	4,259	(68)	39.5	4,248

Total	$7,947	$(172)	100.0%	$7,958

     Of the $172 gross unrealized losses on debt securities at September 30, 2005, $4.9 was included in our potentially distressed securities list, and has been on the list for less than six months.
     Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. However, we may subsequently identify securities for which a change in facts and circumstances regarding the specific investments has occurred. At such time, we will write down the security to fair value to recognize any unrealized losses.
Realized Losses — Write-downs and Sales
     Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of securities.
     For the third quarter and nine months ended September 30, 2005, we had other-than-temporary impairments on securities of $22 and $34 as compared to $18 and $50 for the same periods of 2004. There were no individual impairments greater than $10 in the third quarter of 2005 or 2004.
     For the third quarter and first nine months of 2005, we incurred losses of $3.3 and $14.2 on sales of securities. There were no individually material losses on sales of securities during these periods. All disposals were in accordance with established portfolio management strategies and did not previously meet the criteria for other-than-temporary impairment.
Mortgage-Backed Securities
     Mortgage-backed securities (including Commercial Mortgage-backed Securities), all of which are included in debt securities available-for-sale, were as follows:

	September 30,	December 31,
	2005	2004
Federal agency issued mortgage-backed securities	$1,345	$1,670
Corporate private-labeled mortgage-backed securities	1,104	688

Total	$2,449	$2,358

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
     Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. We experienced MBS prepayments totaling $127 or 5.3% and $221 or 8.2% of the average carrying value of the MBS portfolio for the third quarter of 2005 and 2004. The excess accretion of discount insignificantly impacted investment income in both 2005 and 2004. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward.
Mortgage Loans
     We record mortgage loans on real property net of an allowance for credit losses. This allowance includes both reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At September 30, 2005 and December 31, 2004, our allowance for mortgage loan credit losses was $20.2 and $21.2. Prepayments on mortgage loans may result from sales of the related properties or loan refinancings. Prepayments on mortgage loans were $3.7 and $9.7 compared to $3.2 and $5.5 in the third quarter and first nine months of 2005 and 2004.

Derivative Instruments
     We purchase S&P 500 Index® options in conjunction with our sales of equity-indexed annuities. Included in our consolidated balance sheet at September 30, 2005 and December 31, 2004 are $99 and $72 related to these options. We discuss the impact of these index options on our consolidated statements of income within the Annuity and Investment Products segment results section. Also, our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments.
     Except as described above, our actual use of derivatives through September 30, 2005 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $663 and $339 were open as of September 30, 2005 and December 31, 2004. We use interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. The notional amount of interest rate swaps increased by $300 in the second quarter of 2005 related to the issuance of $300 of funding agreements in June 2005.
Market Risk Exposures
     We believe that the amounts shown in our Form 10-K with respect to interest rates, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks continue to be representative of our current sensitivities. Through October 27, 2005, the average daily 10-year U.S. Treasury rate had decreased 2 basis points to 4.24% during 2005. See further discussion in our Form 10-K regarding the impacts that a changing interest rate environment has on a single year’s earnings. While a modest interest rate increase would initially be unfavorable to our earnings, due to the near-term impact on our cost of borrowing, such an increase would be favorable to our earnings over a longer timeframe as higher investment yields would be incorporated into our investment portfolio and our interest spreads. Conversely, a sustained period of flat or declining new money rates would reduce reported earnings due to the effect of minimum rate guarantees in our insurance and annuity products.
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
     Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, recent tax proposals affecting taxation of life insurance and annuities and competing products, general economic conditions (including the uncertainty as to the duration and rate of the current economic recovery), the impact on the economy from further terrorist activities or US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; re-estimates of policy and contract liabilities; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including past or future changes to general tax rates, dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the insurance industry or financial services industry; changes in generally accepted or statutory accounting principles (such as Actuarial Guideline 38, referred to as AXXX, discussed in Capital Resources) or changes in other laws and regulations and their impact; and the various risks discussed earlier in this management’s discussion and analysis.
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
Changes in Internal Controls over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the third quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in the proceedings described in Item 3 of Form 10-K and there are no new material proceedings to report here.
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
		Average	Purchased	Shares that
	Total	Price	as Part	May Yet Be
	Number	Paid	of Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Plans	Plans
July 1, 2005 to July 31, 2005	10,000	$49.80	10,000	1,722,000
August 1, 2005 to August 31, 2005	826,500	49.66	826,500	895,500
September 1, 2005 to September 30, 2005	—	—	—	895,500

Total	836,500	$49.66	836,500

      We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson- Pilot Corporation (the Company) common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, most recently to 5.0 million shares on May 24, 2004, and we announced the Board’s action in a press release.
      In addition, two other types of Company common stock transactions periodically take place that the SEC staff has suggested be reported here.
1.	A domestic Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the third quarter 2005 were: July, none; August, 281 shares, average price $49.84; and September, 581 shares, average price $50.10.

2.	Under our stock option plans, an optionee may exercise options by certifying to the Company that the optionee owns sufficient common shares of the Company to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. The number of shares so used to pay option exercise prices in the third quarter 2005 were: July, none; August, none; and September, none.
Item 6. Exhibits
     See Exhibit Index on page 47.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JEFFERSON-PILOT CORPORATION
By (Signature) /s/Theresa M. Stone
(Name and Title) Theresa M. Stone, Executive Vice President and Chief Financial Officer
Date: November 7, 2005
By (Signature) /s/Reggie D. Adamson
(Name and Title) Reggie D. Adamson, Senior Vice President and Treasurer, Principal Accounting
Officer
Date: November 7, 2005

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 1 to Employment Agreement of Dennis R. Glass, CEO.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.