Form 10-K
period 2005-12-31
JEFFERSON PILOT CORP
filed 2006-03-14
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-5955
JEFFERSON-PILOT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

100 North Greene Street,
North Carolina	Greensboro, North Carolina 27401	56-0896180
(State or Other Jurisdiction of Incorporation or Organization)	(Address of Principal Executive Offices)	(I.R.S. Employer Identification No.)
Registrant’s Telephone Number, Including Area Code: 336-691-3000
Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of Each Class	on Which Registered

Common Stock (Par Value $1.25)	New York, Midwest and Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act . Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2005 was approximately $6.8 billion. At March 1, 2006, 134.9 million shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Documents Incorporated by Reference
     Portions of the definitive Proxy Statement to be filed for the next Annual Meeting of Shareholders are incorporated by reference into Part III unless the Proxy Statement is not filed by April 30, in which case the registrant will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.
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
          We provide further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
          Over the past eleven years we have made a number of acquisitions.
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

          Proposed Merger. On October 10, 2005, Lincoln National Corporation (LNC or Lincoln) and JP announced that they had entered into a definitive merger agreement. At closing, JP’s shareholders will receive 1.0906 shares of LNC common stock or $55.96 in cash for each share of JP’s common stock, at their election but subject to proration. The aggregate amount of cash to be paid to JP’s shareholders will equal $1.8 billion. This transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close at the beginning of the second quarter of 2006.
          More information related to the merger can be found in the registration statement on Form S-4, which includes a joint proxy statement/prospectus, and other materials that have been filed with the Securities and Exchange Commission (SEC). Investors may obtain free copies of these materials at the SEC website (www.sec.gov) or on JP’s website (www.jpfinancial.com).
     (b) Financial Information About Industry Segments
          We present industry segment information in Note 15 (references to Notes relate to the Notes to Consolidated Financial Statements section contained in Item 8).
     (c) Narrative Description of Business
          Revenues derived from the principal products and services of our insurance subsidiaries and revenues from the Communications segment for the past three years are as follows:
Revenues by Segment*

	2005	2004	2003
		(In Millions)
Individual Products	$1,821	$1,780	$1,774
Annuity and Investment Products	732	718	694
Benefit Partners	1,279	1,202	820
Communications	247	239	214
Corporate and Other	141	163	71

	$4,220	$4,102	$3,573

*	Revenues include net investment income earned on assets backing insurance liabilities and line surplus for each reportable segment. Corporate and Other revenues include $11, $41 and ($47) of realized gains (losses) for 2005, 2004 and 2003.
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
          Individual Products. Our insurance subsidiaries offer individual life insurance policies, primarily universal life and variable universal life policies, as well as traditional life products and level and decreasing term policies. On most policies, accidental death and disability benefits are available in the form of riders, as are other benefits. We accept certain substandard risks at higher premiums.
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
          Benefit Partners. JPFIC offers group term life, disability income and dental insurance, which are sold through regional group offices throughout the U.S., marketing to employee benefit brokers, third-party administrators and employee benefit firms.
Other Information Regarding Insurance Company Subsidiaries
          Regulation. Insurance companies are subject to regulation and supervision in all the states where they do business. Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, licensing agents, approving policy forms used, regulating trade practices and market conduct, the form and content of required financial statements, reserve requirements, permitted investments, approval of dividends and, in general, the conduct of all insurance activities.
          Insurance companies also must file detailed annual reports on a statutory accounting basis with the state supervisory agencies where each company does business. See Note 11 regarding statutory accounting principles, including differences from General Accepted Accounting Principles. These agencies may examine the business and accounts at any time. Under the rules of the National

Association of Insurance Commissioners (NAIC) and state laws, the supervisory agencies of one or more states examine a company periodically, usually at three to five year intervals.
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
          Competition. Our insurance subsidiaries operate in a highly competitive field that consists of a large number of stock, mutual and other types of insurers. Consolidation among producers and increasingly larger marketing organizations has heightened competition among insurance manufacturers who compete to distribute their products through these channels.
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
          Employees. As of December 31, 2005, our insurance operations including our broker/dealer employed approximately 3,100 persons and contracted with another approximately 682 agency building general agents (career agents) and home service agents who are statutory employees for FICA purposes. Substantially all of these employees are payrolled with JP Life and costs are allocated to affiliates under various service agreements that have been approved by state insurance regulators.
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
Radio Operations
          JPCC owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO and one AM and two FM stations in Miami, FL. In San Diego, CA, JPCC owns and operates four FM stations and owns one AM station now operated by a third party under a local marketing agreement (LMA). The third party operator of the San Diego AM station has declared its intention to exercise a purchase option on that station during 2006.

JP Sports
          JP Sports’ principal business is to produce and syndicate broadcasts of Atlantic Coast Conference and Southeastern Conference football and basketball events. The contracts with the leagues were renewed in 2001 and extend through the 2010 seasons for the Atlantic Coast Conference and the 2009 seasons for the Southeastern Conference. Raycom Sports is an equal partner in the contract for Atlantic Coast Conference football and basketball.
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
          Employees. As of December 31, 2005, JPCC employed approximately 750 persons full time.
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
     (d) Financial Information About Geographic Areas
          All our operations are conducted within the United States. We occasionally make fixed income investments outside the U.S. for our investment portfolio.
     (e) Available Information
          JP makes available free of charge on or through our Internet website (http://www.jpfinancial.com) JP’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after JP electronically files this material with, or furnishes it to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE. Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http:// www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
          JP’s management has established policies and procedures designed to identify and address the material risks that are inherent to our business. These fall into two broad categories: internal risks that can be directly controlled by management and external risks that are subject to factors outside the Company. Those controllable by management include, but are not limited to, selection and monitoring of third parties we deal with in investment, credit and reinsurance related transactions; product and marketing initiatives; investment policies; financial policies affecting liquidity, agency issued ratings and concentration of sales; and utilization of human and technological capital in the financial reporting process as well as the organization as a whole. External risks may arise from macro-economic events in the U.S. and world markets, taxation, legislative matters and factors inherent to the insurance and communications industries.
          Our management and board of directors have implemented corporate governance policies and practices to help mitigate risk. Our Corporate Governance Principles, Committee Charters, Code of Ethics for Directors, Code of Ethics for Financial Officers, and Business Conduct Guidebook are accessible on our web site, www.jpfinancial.com, through the Investors, Corporate Governance link.
          Although we have devoted significant resources to develop our risk management policies and procedures, we may be exposed to unidentified or unanticipated risks, which could negatively affect our financial position and earnings. Many of our methods for managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures that could be significantly greater than the historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.
We are subject to operational risks that could lead to adverse effects on our operations and operating results
          Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems. We have an operational risk management system with policies and procedures designed to help limit our operational risks. These policies and control processes comply with the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act (HIPAA) and other regulatory guidance. In addition, we compete to attract and retain quality employees, as well as distributors of our products. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position. Product sales and our financial position and earnings could be materially adversely affected if we are unsuccessful in attracting quality employees and distributors.
          Managing merger integration risk is a key component of our operational risk. Lincoln and JP entered into the merger agreement expecting that the merger would result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Lincoln and JP are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, and could materially impact the resulting company’s business, financial condition and operating results.
          The resulting company may experience material unanticipated difficulties or expenses in connection with integrating JP and Lincoln, especially given the relatively large size of the merger. Integration will be a complex, time-consuming and expensive process. Before the merger, Lincoln and JP operated independently, each with its own business, products, customers, employees, culture and systems. The resulting company may face substantial difficulties, costs and delays in integration. These factors may include:

•	perceived adverse changes in product offerings available to clients or client service standards, whether or not these changes do, in fact, occur;

•	conditions imposed by regulators in connection with decisions whether to approve the merger;

•	potential charges to earnings resulting from the application of purchase accounting to the transactions;

•	the retention of existing clients, key portfolio managers, sales representatives and wholesalers of each company; and

•	retaining and integrating management and other key employees of the resulting company.
          After the merger, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful or delayed in implementing the integration of these systems and processes.
          Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of clients, employees and agents. Many of these factors are outside the control of either company.
          The merger is also subject to provisions and approvals that could delay, deter or prevent a change in control. These provisions and approvals include: anti-takeover provisions of Indiana law, the approval of shareholders of both companies, governmental and regulatory approvals, and satisfaction of customary closing conditions.
Changes in economic conditions could adversely affect our results or financial position
          The Company’s performance is impacted by U.S. economic conditions, which include the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political policies, regulatory guidelines and general developments. For example, our investment returns, and thus our profitability, may be adversely affected from time to time by conditions affecting our investments in equity and debt instruments and real estate, and by low interest rates. General economic, market, and political conditions in the U.S. and abroad may also affect our profitability. Our general account investment portfolios include investments, primarily comprised of fixed maturity securities, purchased from issuers in stressed or economically sensitive industries. The financial strength of these issuers may depend on the strength of the economic cycle.
Changes in interest rates or market prices of assets and liabilities could adversely affect our results
          Market risk is the risk of loss from adverse changes in market prices of assets and liabilities (including derivative financial instruments) as a result of changes in interest rates, equity markets or other factors. The Company’s market risk arises principally from interest rate risk inherent in our interest sensitive life insurance and annuity products and in our investment portfolio. Interest rate risk is the risk of decline in earnings or equity represented by the impact of changes in market interest rates. See the Market Risk Exposures section in Item 7 Management’s Discussion and Analysis.
          Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Our interest sensitive products expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread from these products could have a material adverse effect on our businesses or results of operations.
          In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest sensitive products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.
          Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. In addition, unanticipated withdrawals and terminations also may require us to accelerate the amortization of DAC. This would increase our current expenses.
          In our Benefit Partners segment, lower investment yields on investments backing longer-tail liabilities could require us to lower our claims reserves discount rates, which would increase our policy liabilities and adversely affect our earnings.
Defaults or downgrades of others could reduce our profitability or negatively affect the value of our investments
          Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises most prominently in our derivative activities, ownership of debt and equity securities, mortgage loans we make, reinsurance agreements and when we act as an intermediary on behalf of our customers and other third parties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons. A downturn in the U.S. economy could result in increased impairments. Our investment portfolio’s overall exposure to credit markets makes it sensitive to any general re-pricing of the credit risk associated with particular industries or issuers in financial markets.
Ratings downgrades could adversely affect our life insurance subsidiaries or our borrowing costs
          Our claims-paying ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Rating agencies periodically review the financial performance and condition of insurers, including our insurance subsidiaries. A significant downgrade or potential downgrade in any or all of our insurance subsidiaries’ ratings could harm our financial position and earnings by adversely affecting:

•	our ability to compete and sell our products;

•	the return on the products we issue;

•	the number of policies surrendered and cash value withdrawn; and

•	relationships with creditors, agents, banks, wholesalers and other distributors of our insurance subsidiaries’ products and services.
          Ratings organizations assign ratings based upon several factors. While most of the factors are related to the rated company, some of the factors relate to general economic conditions and circumstances outside of the rated company’s control, or may reflect a change in the rating organization’s rating criteria. A rating is not a recommendation to purchase, sell or hold any particular security. Such ratings do not comment as to market price or suitability for a particular investor. In addition, there can be no assurance that a rating will be maintained for any given period of time or that a rating will not be lowered or withdrawn in its entirety.
          A downgrade of our debt ratings could increase our costs on floating rate debt and affect our ability to raise additional debt comparable to our current debt, and accordingly, likely increase our cost of capital.
Our parent company and insurance subsidiaries face liquidity risk
          JP’s business is also subject to liquidity risk. Liquidity risk arises from the difficulty of selling an asset to meet a financial commitment to a customer, creditor or investor when due. Because we are a holding company with no direct operations, we rely on dividends from our insurance and communication subsidiaries to meet our financial commitments. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs and by increases in reserves. Approval of these dividends will depend upon the circumstances at the time.
          Our investments in preferred stocks, collateralized debt obligations, commercial mortgage loans, real estate, and certain private placement bonds are relatively illiquid. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments at attractive prices, in a timely manner, or both. For further discussion and analysis regarding liquidity, see the Liquidity section in Management’s Discussion and Analysis.
Our sales may be concentrated in certain products or distribution, increasing our risk from changes that may occur
          Approximately 55-60% of sales in our Individual Products segment over the last three years were attributable to products with secondary guarantee benefits. See Capital Resources in Management’s Discussion and Analysis for further discussion, including increased statutory reserving requirements.
          Approximately three-fourths of sales within our Annuities and Investment Products segment over the last two years were attributable to equity-indexed annuities. The potential for a regulation requiring broker/dealer supervision over sales of equity-indexed annuities, as suggested by the NASD, has begun to impact the marketplace for these products. The SEC may also be examining EIA sales practices.
          UL-type products sold to community banks are generally not subject to surrender charges and are owned by several thousand policyholders. They were primarily originated through, and continue to be serviced by, two marketing organizations. At December 31, 2005, these policies accounted for $2.0 billion in UL policyholder fund balances and have averaged 5% to 8% of earnings for the Individual Products segment in recent years. At December 31, 2005, DAC and VOBA balances, net of unearned revenue reserves, related to these blocks amounted to approximately $90. An increase in the surrender rate for this product may result if returns available to policyholders on competitors’ products become more attractive than returns on our policies in force. The following factors may influence policyholders to continue these coverages:
•	our ability to adjust crediting rates;

•	relatively high minimum rate guarantees;

•	the difficulty of re-underwriting existing and additional covered lives; and

•	unfavorable tax attributes of certain surrenders.
Our assumptions for amortizing DAC, VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other UL blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.
          In our Benefit Partners segment, continued medical cost inflation may put pressure on non-medical premium rates, because employers may focus more on managing the cost of their non-medical group benefit programs.
Intense competition could negatively affect our ability to maintain or increase our profitability
          Competition in our insurance subsidiaries’ business lines is based on a number of factors, including quality of customer service, product features, price, underwriting guidelines, commission structures, name recognition and claims-paying and credit ratings. JP’s insurance subsidiaries compete with a large number of other insurers, as well as non-insurance financial service companies such as banks, broker-dealers, and asset managers. We compete for customers (e.g., individuals and employers), and distributors of insurance and investment products (e.g., agents, banks, broker-dealers and financial advisors). To attract and retain productive sales organizations and producers to sell our products, we compete with other insurers primarily on the basis of our financial strength and ratings, support services, compensation, product features and pricing.
          In recent years, there has been substantial consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. We expect consolidation to continue and perhaps accelerate in the future, thereby increasing competitive pressure on us.
We face a risk of non-collectibility on reinsurance, which could adversely affect our results of operations
          In the course of normal operations, our subsidiaries cede material amounts of insurance, primarily to transfer mortality risk, to third party reinsurers through reinsurance arrangements. We rely on the third party reinsurer to reimburse us for claims incurred on the ceded insurance policies. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. However, if a reinsurer should fail to meet its obligations to us, we could be adversely affected.
Higher than anticipated mortality or morbidity could adversely affect our results
          Our insurance subsidiaries bear mortality and morbidity risk. We reduce our exposure to mortality and morbidity risk by transferring portions of the risk through reinsurance agreements. Within our Individual Products segment, a substantial portion of this risk is reinsured. In this segment, if we were to experience significant adverse mortality experience, much of it would be passed on to our reinsurers. As a result, some or all of the related reinsurers may not renew our reinsurance or may significantly raise reinsurance premiums. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.
          Within our Benefit Partners segment, most of our mortality and morbidity risks are retained (i.e. not reinsured). Our morbidity experience may worsen due to continued growth in our disability blocks and due to a weak economy or weakness in particular occupations that may increase disability claim costs (an industry-wide phenomenon). Mortality risk in this segment could be adversely impacted by acts of terrorism not priced for or reinsured.
Changes in federal tax laws could make some products less attractive to consumers
          Under U.S. federal tax law, policyholders are not taxed on the investment return of assets underlying certain life insurance policies and annuity contracts unless the policyholder partially or completely surrenders the contract, or in the case of an annuity contract, a periodic payment is made. In addition, death benefits paid to beneficiaries of life insurance policies are generally free from income tax (unless the contract was previously transferred for valuable consideration). This favorable tax treatment gives certain products a competitive advantage over non-insurance products.
          Since 2001, Congress has reduced the federal estate tax rates and the federal income tax rates that apply to certain dividends and capital gains. Although we have not suffered any adverse financial impacts from such legislation to date, this legislation may, in the future, lessen the competitive advantage of life insurance and annuity products when compared to other investments that generate dividend and/or capital gain income. As a result, demand for our life insurance and annuity products that offer income tax deferral may be negatively impacted.
          Additionally, Congress has from time to time considered possible legislation that would reduce or eliminate the tax deferral benefits on the accretion of policy/account value within insurance products. Current or pending proposals also include repeal of the federal estate tax, a proposed change to limit tax-free death benefits under corporate and bank-owned life insurance contracts, and the further expansion of tax-favored savings and investment accounts. If such proposals were adopted in the future, they could have a material adverse effect on our financial position, liquidity and future earnings by affecting our ability to sell our products or by triggering the surrender of existing policies and contracts.
Our businesses are heavily regulated and subject to legal and regulatory actions, and changes or outcomes could reduce our profitability
          JP is a public company and the insurance industry is heavily regulated. Failure to comply with applicable laws and regulations can result in monetary penalties and/or prohibition from conducting certain types of activities. Furthermore, our conduct of business may result in litigation associated with contractual disputes or other alleged liability to third parties. These matters may be difficult to assess or quantify; third parties may seek recovery of very large and/or indeterminate amounts, including punitive and treble damages; and the magnitude may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our financial position or earnings. Various litigation, claims and assessments have arisen or may arise in the course of our business, including, but not limited to, activities as an insurer (including market conduct and sales practices), employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. Because of the considerable uncertainties that exist, we cannot predict the ultimate outcome of all pending investigations, regulatory examinations, and legal proceedings.
          Our insurance business is subject to comprehensive state regulation and supervision throughout the U.S. The primary purpose of such regulation is to protect policyholders, not our investors. The laws of the various states establish insurance departments with broad powers with respect to matters such as licensing companies to transact business, licensing agents and regulating the type and disclosure of compensation paid to them, admitting statutory assets, mandating certain insurance benefits, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates, regulating the types and utilization of reinsurance, and regulating the types, amounts and statutory valuation of investments.
          State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that could materially and adversely affect our financial condition and earnings, such as reserving for secondary guarantee benefits.
          Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. Several insurance trade associations have proposed federal legislation that would allow a state-chartered and regulated insurer, such as our insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator.
          We may also be subject to similar laws and regulations in the states in which we offer products or conduct other securities-related activities. Our variable annuities and variable universal life products are subject to various levels of regulation under the federal securities laws administered by the SEC. These laws and regulations are primarily intended to protect investors in the securities markets, and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. As discussed earlier, the potential additional regulation over sales of equity-indexed annuities has begun to impact the marketplace for these products.
          We cannot predict the impact of future state or federal laws or regulations on our business. Future laws and regulations, or new interpretations of existing laws and regulations, may materially and adversely affect our financial position and earnings.

Our actual results may differ from estimates and judgments we make in financial reporting
          The preparation, integrity and fair presentation of our financial statements reflect management’s estimates and judgments concerning future results or other developments including the likelihood, timing or amount of one or more future events, the use of which are inherent in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of accounting policy and estimates, see the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis, and Note 2, Significant Accounting Policies in our consolidated financial statements.
Our communications business faces a variety of risks that could adversely affect its results
          Our communications business relies on advertising revenues, and therefore is sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Also, our stations derived 21.4%, 21.4%, and 23.5% of their 2005, 2004 and 2003 advertising revenues from the automotive industry. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues.
          For 2005, 7.1% of television revenues came from a network agreement with two CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed.
          Technological media changes, such as satellite radio and the Internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.
          Our communications business has commitments for purchases of syndicated television programming and commitments for other contracts and future sports programming rights, payable through 2011. These commitments are not reflected as an asset or liability in our balance sheet because the programs are not currently available for use. If sports programming advertising revenue decreases in the future, the commitments may have a material adverse effect on our financial position and earnings.
Item 1B. Unresolved Staff Comments
          None.
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
          JPFIC conducts operations in Omaha, NE in three buildings on its 11-acre campus. Portions of two buildings are leased to others. It also conducts some group operations in leased space in Atlanta, GA.

          Subsidiaries lease insurance sales and broker/dealer office space in various jurisdictions.
          JPCC owns its three television studios and office buildings, owns most of its radio studios and offices, and leases the towers (or portions of a tower) supporting its radio and television antennas.
Item 3. Legal Proceedings
          JP Life, as successor to Pilot Life Insurance Company, is a defendant in a proposed class action suit, Thorn v. Jefferson-Pilot Life Insurance Company, filed September 11, 2000 in the United States District Court in Columbia, SC. The complaint alleges that Pilot Life and its successors decades ago unfairly discriminated in the sale of certain small face amount life insurance policies and that these policies were unreasonably priced. The suit alleges fraudulent inducement, constructive fraud, and negligence in the marketing of these policies. The plaintiffs seek unspecified compensatory and punitive damages, costs and equitable relief. On December 2, 2004, the court issued an order denying Thorn’s motion to certify a class. The Fourth Circuit Court of Appeals granted Plaintiff’s interlocutory appeal, and on February 15, 2006 affirmed the decision of the trial court denying the motion to certify as a class.
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
Item 4. Submission of Matters to a Vote of Securities Holders
          None.
Executive Officers of the Registrant
          Dennis R. Glass, 56, President and Chief Executive Officer since March 1, 2004, and previously President and Chief Operating Officer since November 2001, joined JP in 1993. He was Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001. Previously, he was Executive Vice President and CFO of Protective Life Corporation, and earlier, of the Portman Companies.
          Robert D. Bates, 64, became an Executive Vice President and President—Benefit Partners of JP effective with the GLIC acquisition on December 30, 1999. He was President of GLIC from 1989 until the August 2000 merger of GLIC into JPFIC, and was Chairman, President and Chief Executive Officer of GLIC and its publicly held parent, The Guarantee Life Companies Inc., until December 30, 1999.
          Charles C. Cornelio, 46, has been Executive Vice President—Technology and Insurance Services since February 9, 2004, and also became chief legal officer in 2005. Previously he was Senior Vice President. He joined JP in 1997 when we acquired JPFIC from The Chubb Corporation.

          Mark E. Konen, 47, has been Executive Vice President—Life and Annuity Manufacturing since February 9, 2004, and previously he was Senior Vice President and also served as Corporate Actuary. He joined JP in 1994.
          Warren H. May, 51, has been Executive Vice President—Marketing and Distribution since he joined JP in October 2002. Mr. May joined Travelers Life & Annuity Company in Hartford, CT in November 1995 as Senior Vice President, leading the independent distribution sales and marketing team for life and annuity products, as well as the advanced sales attorneys, advertising/promotion professionals and technology support staff. Mr. May later assumed expanded responsibility including offshore life and qualified plan marketing. In his last role at Travelers he served as Chief Executive Officer of Travelers Life Distributors and Chairman of Tower Square Securities, Inc., Travelers’ independent broker dealer.
          Donald L. McDonald, 43, has been Executive Vice President and Chief Investment Officer since he joined JP in November 2004. He was Executive Vice President and Chief Investment Officer of Conning Asset Management from 1991 to 2001.
          Theresa M. Stone, 61, has been Chief Financial Officer of JP since November 2001, and also has been Executive Vice President of JP and President of JPCC since July 1, 1997. She also served as JP’s Treasurer to May 2004 from November 2001. Previously she was President and Chief Executive Officer of JPFIC, and also was Executive Vice President of The Chubb Corporation until May 1997 when we acquired JPFIC.
          There are no agreements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer. Executive officers hold office at the will of the Board, subject for Mr. Glass to his rights under his employment agreement listed as an exhibit to this Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
(a)	Market Information. JP common stock principally trades on the New York Stock Exchange. Quarterly composite tape trading ranges have been:

	2005		2004		2003		2002		2001
	High	Low	High	Low	High	Low	High	Low	High	Low
First Quarter	$52.49	$47.17	$55.08	$48.97	$40.93	$35.75	$53.00	$45.23	$49.67	$41.00

Second Quarter	51.39	47.11	56.39	47.40	43.20	38.34	52.99	45.07	49.25	44.07
Third Quarter	51.25	49.00	50.90	46.66	46.57	41.21	47.50	36.75	49.00	38.00

Fourth Quarter	57.83	50.59	52.73	46.00	50.72	44.55	45.21	36.35	46.90	41.15
(b)	Holders. As of March 1, 2006, our stock was owned by 8,006 shareholders of record, and a much larger number of street name holders.

(c)	Dividends. See Item 6 for dividend information. Dividends to the Registrant from its insurance subsidiaries are subject to state regulation, as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Issuer Purchases of Equity Securities.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Plans	Plans
October 1, 2005 to October 31, 2005	0	$0.00	0	895,500
November 1, 2005 to November 30, 2005	0	$0.00	0	895,500
December 1, 2005 to December 31, 2005	0	$0.00	0	895,500

Total	0	$0.00	0

          We have an ongoing authorization from our Board of Directors to repurchase shares of Jefferson Pilot Corporation (the Company) common stock in the open market or in negotiated transactions. The Board periodically has refreshed this authorization, most recently to 5.0 million shares on May 24, 2004, and we announced the Board’s action in a press release.
          In addition, two other types of Company common stock transactions periodically take place that the SEC staff has suggested be reported here.

1.	A domestic Rabbi Trust buys shares with directors’ fee deferrals and with dividends received on shares held in the Trust. This arrangement is disclosed in our proxy statement. Trust purchases in the fourth quarter 2005 were: October, 611 shares, average price $52.37; November, 2,732 shares, average price $54.36; and December, 556 shares, average price $55.38.

2.	Under our stock option plans, an optionee may exercise options by certifying to the Company that the optionee owns sufficient common shares of the Company to pay the exercise price for the option shares being exercised. We then issue to the optionee common shares equal to the spread (profit) on the exercise, less required withholding taxes if the optionee so designates. There were no shares used to pay option exercise prices in fourth quarter 2005.

Item 6. Selected Financial Data
JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
REVENUE BY SOURCES

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Millions)
Individual Products	$1,821	$1,780	$1,774	$1,737	$1,682
Annuity and Investment Products	732	718	694	686	647
Benefit Partners	1,279	1,202	820	698	602
Communications	247	239	214	208	195
Corporate and Other	130	122	118	99	130

Revenues before investment gains (losses) and cumulative effect of change in accounting principle	4,209	4,061	3,620	3,428	3,256
Realized investment gains (losses)	11	41	(47)	(22)	66
Cumulative effect of change in accounting for derivative instruments (1)	—	—	—	—	2

Total revenues	$4,220	$4,102	$3,573	$3,406	$3,324

NET INCOME BY SOURCES

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Millions)
Individual Products	$316	$302	$309	$293	$295
Annuity and Investment Products	83	76	85	80	75
Benefit Partners	87	71	51	48	44
Communications	58	54	46	40	34
Corporate and Other	28	33	32	4	20

Total reportable segment results (3)	572	536	523	465	468
Realized investment gains (losses), net of taxes	7	27	(31)	(15)	44

Income before cumulative effects of changes in accounting principles	579	563	492	450	512
Cumulative effect of change in accounting for derivative instruments, net of taxes (1)	—	—	—	—	1
Cumulative effect of change in accounting for long-duration contracts, net of taxes (2)	—	(17)	—	—	—

Net income	$579	$546	$492	$450	$513

(1)	Effective January 1, 2001, the Company adopted SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

(2)	Effective January 1, 2004, the Company adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(3)	Reportable segment results is a non-GAAP measure. See discussion in the MD&A under the section heading, “Results by Business Segment.” Effective January 1, 2002, the Company ceased amortization of goodwill as a result of the adoption of a new accounting standard (See Note 2).

SUMMARY OF SELECTED FINANCIAL DATA
(In Millions, Except Share Information)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Income before cumulative effects of changes in accounting principles	$579	$563	$492	$450	$512
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	—	1
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(17)	—	—	—

Net income	$579	$546	$492	$450	$513

Per Share Information — Basic
Income before cumulative effects of changes in accounting principles	$4.28	$4.08	$3.47	$3.07	$3.37
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	—	0.01
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(0.12)	—	—	—

Net income	$4.28	$3.96	$3.47	$3.07	$3.38

Per Share Information — Assuming Dilution
Income before cumulative effects of changes in accounting principles	$4.25	$4.04	$3.44	$3.04	$3.33
Cumulative effect of change in accounting for derivative instruments, net of taxes	—	—	—	—	0.01
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(0.12)	—	—	—

Net income	$4.25	$3.92	$3.44	$3.04	$3.34

Cash dividends declared on common stock	$225	$208	$187	$175	$166

Cash dividends declared per common share	$1.67	$1.52	$1.32	$1.20	$1.12

Cash dividends paid per common share
First quarter	$0.38	$0.33	$0.30	$0.28	$0.25
Second quarter	0.42	0.38	0.33	0.30	0.28
Third quarter	0.42	0.38	0.33	0.30	0.28
Fourth quarter	0.42	0.38	0.33	0.30	0.28

Total	$1.64	$1.47	$1.29	$1.18	$1.09

Average common shares outstanding (in thousands)	135,067	137,999	141,795	146,847	151,915

Total assets	$36,078	$35,105	$32,696	$30,619	$29,005

Debt and junior subordinated debentures	$1,169	$1,097	$963	$762	$756

Stockholders’ equity	$3,917	$3,934	$3,806	$3,540	$3,391

Stockholders’ equity per share of common stock	$29.15	$28.75	$27.07	$24.79	$22.61

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Millions)
Life Insurance In Force (Excludes Annuities)
Traditional	$37,424	$37,649	$40,583	$41,570	$41,185
Universal Life	102,703	98,751	96,369	91,675	89,054
Variable Universal Life	28,538	29,331	29,547	30,327	28,650
Benefit Partners	155,772	152,180	100,432	90,627	53,763

Total Life Insurance In Force	$324,437	$317,911	$266,931	$254,199	$212,652

Life Premiums on a SFAS 60 Basis
First Year Life (Note)	$795	$757	$834	$821	$918
Renewal and Other Life	1,252	1,228	1,106	1,059	1,061

Life Insurance	2,047	1,985	1,940	1,880	1,979
Accident and Health (including premium equivalents)	807	742	533	445	382

Total Life Insurance Premiums	$2,854	$2,727	$2,473	$2,325	$2,361

Annuity Premiums on a SFAS 60 Basis
Fixed Annuity	$1,100	$1,265	$815	$1,051	$1,497
Variable Annuity (including separate accounts)	5	7	11	26	59

Total Annuity Premiums	$1,105	$1,272	$826	$1,077	$1,556

Investment Product Sales	$5,329	$4,780	$3,258	$2,904	$2,803

Communications Broadcast Cash Flow	$111	$108	$92	$85	$74

Note: First year life premiums include single premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition as of December 31, 2005 compared to December 31, 2004, and changes in financial position and results of operations for the three years ended December 31, 2005, of Jefferson-Pilot Corporation and consolidated subsidiaries (JP or the company which may also be referred to as we or us or our). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in millions except share and per share amounts. All references to Notes are to Notes to the Consolidated Financial Statements.
Company Profile
Proposed Merger
          See Item 1 “Business” for discussion of our proposed merger with an affiliate of Lincoln National Corporation (LNC or Lincoln).
          In October 2005, a proposed shareholder class action suit was filed in state court in North Carolina naming the Company, most of the individual members of its Board of Directors and LNC as defendants, relating to the merger. The suit alleged a breach of fiduciary duty in entering into the proposed merger and has subsequently been dismissed without prejudice subject to the restriction that the plaintiffs receive the court’s permission before filing any other action asserting the same claims in North Carolina or any other jurisdiction. This voluntary dismissal of the action did not involve a settlement or any compensation being paid or promised to the plaintiffs.
Overview
          JP is a holding company whose financial services and broadcasting subsidiaries provide products and services in four major businesses: 1) life insurance; 2) annuities and investment products; 3) group life, disability and dental insurance; and 4) broadcasting and sports programming production.
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
          In our three financial services segments, effective investment management and asset/liability management are important to our financial position and results of operations. Interest spread, which represents the difference between interest earned on our investments and interest credited to policyholder funds, is a key component of our results for individual life insurance and annuities products. The earned rate on our investment portfolio has declined steadily in recent years as a result of the decline in the general interest rate environment. We believe that the historically low interest rate levels that we have experienced will continue to challenge our earnings progression. Our operating results also depend on the level of mortality (death) and morbidity (disability and health) costs we incur. We attempt to address these factors through underwriting risk selection and classification, by adjusting policyholder crediting rates to achieve desired spread performance for our individual life insurance and annuity products, by monitoring claim and industry health care trend reports for our group insurance products, and through a focus on conservative product designs. Also, we record substantial intangible asset balances because we defer commissions and expenses incurred in selling new policies (deferred policy acquisition costs), and because of acquisitions of in-force blocks of insurance (value of business acquired and goodwill). The assumptions that we use in accounting for these intangible assets are important to our reported results.
          For some of the risks which we consider to be most significant to the company, please see the Critical Accounting Policies and Estimates, Investments and Market Risk Exposures sections of this report and Item 1A “Risk Factors.”
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
          Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. We recognize traditional premium receipts as revenues and profits are expected to emerge in relation thereto. Because of market preferences, we do not currently offer new traditional products except for term life insurance.
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

          Product development activities are important to providing appropriate products to a highly competitive marketplace. We have introduced new products with fixed-interest and equity-index components over the last three years. With careful hedging of the economic risk of equity-index components, the emergence of profits on these products is similar to other fixed-interest products. Sales of traditional fixed-interest and multi-year guarantee products declined in recent years because of competition from other financial services products within a declining interest rate environment. New fixed annuity premium sales and surrenders of existing policies are both key indicators of trends in policyholder fund balances.
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
          Effective March 1, 2004, we acquired substantially all of the U.S.-based group life, disability and dental business of The Canada Life Assurance Company, an indirect subsidiary of Great-West Lifeco Inc., via a reinsurance transaction. As a result of this acquisition, we are positioned with approximately $1 billion of annual group life, disability and dental premiums. See Note 14 for further discussion of the details of this transaction.
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
Segment Revenues
          Our segments’ revenues as a percentage of total revenues, excluding realized gains and losses, were as follows:

	Year Ended
	2005	2004	2003
Individual Products	43%	44%	50%
AIP	18%	18%	19%
Benefit Partners	30%	29%	22%
Communications	6%	6%	6%
Corporate and Other	3%	3%	3%
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
          We defer significant portions of expense charge revenues on certain UL products as unearned revenue reserves, included within other policy liabilities in our consolidated balance sheets, and amortize them into income over time using the same assumptions we use for DAC and VOBA. Unearned revenue reserves on UL products were $478.0 at December 31, 2005, including $58.7 for

VUL products. We report both the deferral and amortization of unearned revenue reserves as revenues within universal life and investment product charges.
     DAC and VOBA on UL-type products were $2,246.7 or 76.8% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2005, including $523.9 related to VUL products. We amortize DAC and VOBA on UL-type products and annuity products relative to the future estimated gross profits (EGP) over the life of these products. In calculating the future EGP for these products, management must make long-term assumptions regarding the following components: 1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; 2) estimated mortality in excess of fund balances accumulated; 3) expected interest rate spreads between income earned, including default charges paid to the Corporate and Other segment, and amounts credited to policyholder accounts; and 4) estimated costs of policy administration (maintenance).
     We consider the following assumptions to be most significant to UL-type products: 1) estimated mortality; 2) estimated interest spreads; and 3) estimated future policy lapses. In addition to these three assumptions, VUL and VA products require an additional critical assumption that affects DAC and VOBA amortization, the rate of growth of the separate account mutual funds that generate additional policy fees we use in the EGP on VUL and VA products. We assume a long-term total net return on separate account assets, including dividends and market value increases, of 8.00% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is used to maintain the model’s overall long-term rate of return. We cap the reversion rate of return at 8.25% for one year and 10% for years two through five. This limitation reduces the cumulative effective long-term rate.
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

     The following table reflects the possible pretax income statement impacts that could occur in a given year if we change our assumptions as illustrated related to UL-type products in the Individual Products segment:

	One-time Effect on DAC, VOBA,
	Unearned Revenue Reserves and
	Secondary Guarantee Benefit Reserves
	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change
Estimated mortality improving (degrading) 0.5% per year for 10 years from the current estimate	$44.4	$(46.4)
Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	41.5	(45.6)
Estimated policy lapse rates decreasing (increasing) 25% immediately and then increasing (decreasing) 2.5% per year for 10 years	36.0	(36.1)
Estimated long-term rate of return from VUL assets increasing (decreasing) 1.25% using mean reversion techniques	10.9	(11.2)
     Our traditional individual and group insurance products are long-duration contracts. We amortize DAC and VOBA related to these products in proportion to premium revenue recognized. The DAC and VOBA balances on these products were $304.8 or 10.4% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2005, and are subject to little volatility.
     We consider estimated interest spreads and estimated future policy lapses to be the most significant assumptions related to our annuity products. DAC and VOBA on these products were $373.4 or 12.8% of the gross balances (before adjustments for unrealized gains and losses) at December 31, 2005, including $11.2 related to VA products.
     The following table reflects the possible pretax income statement impacts for our AIP segment that could occur in a given year if we change our assumptions as illustrated related to annuity products:

	One-time Effect on DAC and VOBA
	Amortization
	Favorable	Unfavorable
Quantitative Change in Significant Assumptions	Change	Change
Estimated interest spread increasing (decreasing) 2.5 basis points per year for 10 years from the current assumed spread	$9.6	$(11.2)
Estimated policy lapse rates decreasing (increasing) 50% immediately and then increasing (decreasing) 5.0% per year for 10 years	29.9	(31.2)
     See Results of Operations for discussion of unlocking adjustments we recorded for the three years ended 2005.
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
     Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid publicly traded securities and use an internal pricing matrix for privately placed securities. This matrix relies on our judgment concerning: 1) the discount rate we use in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity. Under certain circumstances, we make adjustments as we apply professional judgment based upon specific detailed information concerning the issuer. Investments valued using independent third party sources comprised 81% of our investment portfolio at December 31, 2005 with the remainder being valued based upon internal analysis using the assumptions described above.
     Mortgage loans on commercial real estate represented 14.2% of investments at December 31, 2005 and are stated at unpaid balances, net of estimated unrecoverable amounts. In addition to a general estimated allowance, we provide an allowance for unrecoverable amounts when a mortgage loan becomes impaired. We consider a mortgage loan to be impaired when it becomes probable, based upon management’s judgment, that the Company will be unable to collect the total amounts due, including principal and interest, according to contractual terms. We measure the impairment based upon the present value of expected cash flows discounted at the effective interest rate on both a loan-by-loan basis and by measuring aggregated loans with similar risk characteristics. We base the general estimated allowance on historical experience, industry experience and other qualitative factors.
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
Policy Liabilities
     The liability for “Future policy benefits” pertains to our traditional individual and group insurance products and represents 9.8% of total liabilities at December 31, 2005. Changes in this liability are reflected in the “Insurance and annuity benefits” caption in our consolidated statements of income. Assumptions we use in determining future policy benefits include: future investment yields, mortality, morbidity and persistency. We base estimates about future circumstances principally on historical experience and provide for possible adverse deviation. Though not anticipated, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. See Note 7 for further discussion of the assumptions we use in estimating these liabilities.
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
     At December 31, 2005 and 2004, the fair values of the assets related to the defined benefit pension plans were $396 and $397. The stability in the value of assets reflects the fact that the sum of investment returns and employer contributions nearly equaled benefits paid. The projected benefit obligations at December 31, 2005 and 2004 were $442 and $405 with the majority of the growth due to the impact of using a lower discount rate in the liability calculations for 2005 due to the lower interest rate environment. Net periodic benefit cost, which includes service cost, interest cost, return on plan assets and net amortization and deferrals of actuarial and investment gains and losses, was $11, $7 and $1 for 2005, 2004 and 2003. The increase in net periodic benefit cost in 2005 was due to increased interest cost on the projected benefit obligation and amortization of plan asset investment losses.
Goodwill
     Goodwill was $312 at December 31, 2005 and 2004 representing 8.0% and 7.9% of stockholders’ equity at these dates. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition, we regularly review the carrying amounts of goodwill for indications of value impairment. This assessment considers financial performance and other relevant factors such as a significant adverse change in the business or legal climate, an adverse action or assessment by a regulator, or unanticipated competition. If considered impaired, the carrying amounts would be written down to a value determined by using a combination of fair value and discounted cash flows. Absent an indication of impairment, we test goodwill for impairment annually in the month of June. We concluded that there have been no impairments in the three years ending December 31, 2005. Also, we have identified no adverse trends or uncertainties that would suggest that an impairment is imminent.
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

Results of Operations
     The following tables illustrate our results before and after the cumulative effect of change in accounting principle:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Consolidated Summary of Income
Income before realized gains (losses) and cumulative effect of change in accounting principle	$571.4	$536.2	$522.5	6.6%	2.6%
Realized investment gains (losses), net of taxes	7.2	26.5	(30.9)	(72.8)	185.8

Income before cumulative effect of change in accounting principle	578.6	562.7	491.6	2.8	14.5
Cumulative effect of change in accounting principle	—	(16.6)	—	100.0	(100.0)

Net income	$578.6	$546.1	$491.6	6.0%	11.1%

Consolidated Earnings Per Share
Assuming dilution:
Income before realized gains (losses) and cumulative effect of change in accounting principle	$4.20	$3.85	$3.66	9.1%	5.2%
Realized investment gains (losses), net of taxes	0.05	0.19	(0.22)	(73.7)	186.4

Income before cumulative effect of change in accounting principle	4.25	4.04	3.44	5.2	17.4
Cumulative effect of change in accounting principle	—	(0.12)	—	100.0	(100.0)

Net income	$4.25	$3.92	$3.44	8.4%	14.0%

	2005	2004	2003
Average number of shares outstanding — assuming dilution	136,167,843	139,213,034	142,867,215

     The increase in income before cumulative effect of change in accounting principle for 2005 reflected earnings growth in all segments except Corporate and Other, partially offset by lower realized investment gains. Individual Products benefited from an increase in interest margin and higher product charge revenue. Results for 2005 also included the effect of management actions taken during the first quarter to reduce non-guaranteed bonuses on certain older universal life products. AIP’s results increased for 2005 due to higher investment spreads, including a favorable change in the fair value of option liabilities related to equity-indexed annuities, partially offset by higher DAC amortization and lower incremental investment income above base (which includes mortgage loan prepayment fees, accelerated accretion of discount on mortgage-backed securities, and income on purchased beneficial interests). Benefit Partners results continued to be driven by organic growth in our core business, partially offset by adverse claim experience in the core long-term disability and life business, and favorable claim experience and reserve development in the acquired Canada Life block. Communications achieved earnings growth on higher sports production revenue and expense controls.

Corporate and Other results were lower in 2005 primarily due to the impact of higher short-term interest rates and lower realized investment gains as discussed below.
     The increase in income before cumulative effect of change in accounting principle for 2004 reflected higher realized gains and earnings growth in the Benefit Partners and Communications segments. The Individual Products and AIP segments declined over the same period. Earnings from business added via the Canada Life transaction favorably impacted the results of Benefit Partners in 2004. Communications achieved market share advances and benefited from increased political advertising revenues in 2004 resulting in earnings growth. The Individual Products and AIP segments were adversely impacted by spread compression due to lower portfolio yields, partially resulting from lower prepayments of investments.
     Realized investment gains, net of taxes, were $7.2 and $26.5 in 2005 and 2004 versus realized investment losses, net of taxes, of ($30.9) in 2003. The decline in realized investment gains in 2005 relative to 2004 was primarily due to significantly lower stock gains, partially offset by lower bond impairments, the latter largely attributable to continued improvement in the corporate credit environment. The net investment losses in 2003 were primarily the result of other-than-temporary bond impairments.
     Effective January 1, 2004, the Company adopted a new accounting standard related to secondary guarantees and other benefit features. The implementation of this new standard created both a cumulative effect upon adoption as well as a reduction to ongoing net income, as discussed later and in Note 2.
     Earnings per share amounts were more favorable than the growth in absolute earnings due to repurchases of 3,175,500 shares in 2005, 5,368,200 shares in 2004, and 3,578,600 shares in 2003.
Results by Business Segment
     Throughout this Form 10-K, “reportable segment results” is defined as net income before realized investment gains and losses (and cumulative effect of change in accounting principle, if applicable). Reportable segment results is a non-GAAP measure. We believe reportable segment results provides relevant and useful information to investors, as it represents the basis on which we assess the performance of our business segments. We deem reportable segment results to be a meaningful measure for this purpose because, except for losses from other-than-temporary impairments, realized investment gains and losses occur primarily at our sole discretion. Note that reportable segment results as described above may not be comparable to similarly titled measures reported by other companies .
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

     The following table illustrates our results before and after realized investment gains and losses, and reconciles reportable segment results to net income, the most directly comparable GAAP financial measure:
Results by Reportable Segment

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Individual Products	$316.5	$302.0	$309.4	4.8%	(2.4)%
AIP	82.9	76.4	85.0	8.5	(10.1)
Benefit Partners	86.7	70.7	50.6	22.6	39.7
Communications	57.6	54.4	45.4	5.9	19.8
Corporate and Other	27.7	32.7	32.1	(15.3)	1.9

Total reportable segment results	571.4	536.2	522.5	6.6	2.6
Realized investment gains (losses), net of taxes	7.2	26.5	(30.9)	(72.8)	185.8

Income before cumulative effect of change in accounting principle	578.6	562.7	491.6	2.8	14.5
Cumulative effect of change in accounting principle	—	(16.6)	—	100.0	(100.0)

Net income	$578.6	$546.1	$491.6	6.0%	11.1%

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

	2005	2004
Individual Products	$19,672	$18,776
AIP	10,794	10,504
Benefit Partners	1,937	1,839
Communications	224	223
Corporate and Other	3,451	3,763

Total assets	$36,078	$35,105

Individual Products
     The Individual Products segment markets individual life insurance policies primarily through independent general agents, independent national account marketing firms, and agency building general agents. We also sell products through home service agents, broker/dealers, banks and other strategic alliances.
     Reportable segment results (1) for Individual Products were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
UL-Type Products:
Net investment income	$751.6	$746.6	$749.2	0.7%	(0.3)%
Interest credited to policyholders	(509.0)	(507.1)	(515.4)	(0.4)	1.6

Interest margin	242.6	239.5	233.8	1.3	2.4

Product charge revenue:
Cost of insurance charges	583.4	539.1	511.9	8.2	5.3
Expense charges	162.2	148.8	141.6	9.0	5.1
Surrender charges	33.0	40.7	34.9	(18.9)	16.6

Total product charge revenue	778.6	728.6	688.4	6.9	5.8
Death benefits and other insurance benefits	(350.4)	(312.8)	(272.4)	(12.0)	(14.8)
Expenses excluding amortization of DAC and VOBA	(83.6)	(97.0)	(96.4)	13.8	(0.6)
Amortization of DAC and VOBA	(193.8)	(190.3)	(179.0)	(1.8)	(6.3)
Miscellaneous income (expense)	(0.7)	(0.8)	(2.1)	12.5	61.9

UL-type product income before taxes	392.7	367.2	372.3	6.9	(1.4)

Traditional Products:
Premiums and other considerations	145.6	152.3	173.0	(4.4)	(12.0)
Net investment income	145.7	153.7	165.2	(5.2)	(7.0)
Benefits	(164.0)	(172.8)	(197.8)	5.1	12.6
Expenses excluding amortization of DAC and VOBA	(28.3)	(25.3)	(24.1)	(11.9)	(5.0)
Amortization of DAC and VOBA	(15.6)	(16.7)	(16.3)	6.6	(2.5)

Traditional product income before taxes	83.4	91.2	100.0	(8.6)	(8.8)

Reportable segment results before income taxes (1)	476.1	458.4	472.3	3.9	(2.9)
Income taxes	(159.6)	(156.4)	(162.9)	(2.0)	4.0

Reportable segment results (1)	$316.5	$302.0	$309.4	4.8%	(2.4)%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.

     The following table summarizes key data for Individual Products that we believe are our important drivers and indicators of future profitability:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Annualized life insurance premium sales:
Individual Markets excluding Community Banks and BOLI	$269	$211	$216	27.5%	(2.3)%
Community Banks and BOLI	$3	$9	$9	(66.7)%	—%

Average UL policyholder fund balances	$11,592	$11,131	$10,585	4.1%	5.2%
Average VUL separate account assets	1,715	1,535	1,233	11.7%	24.5%

	$13,307	$12,666	$11,818	5.1%	7.2%

Average face amount of insurance in force:
Total	$166,861	$165,762	$164,963	0.7%	0.5%
UL-type contracts	$129,466	$126,876	$123,848	2.0%	2.4%

Average assets	$19,197	$18,292	$17,128	4.9%	6.8%
     Sales from our Individual Markets excluding Community Banks and bank-owned life insurance (BOLI) increased in 2005 over 2004 due to product, distribution and service initiatives. Sales in the third quarter of 2005 also included several large cases totaling approximately $15 that we do not view as recurring in nature. Sales from our Individual Markets excluding Community Banks and bank-owned life insurance (BOLI) decreased slightly in 2004 from 2003, due to record sales levels in the first quarter of 2003. In recent years, increased competition among providers of UL-type insurance contracts has resulted in a shortening of the product life cycle. Sales to Community Banks and BOLI business were significantly less in 2005 after essentially remaining unchanged in 2004. Community Bank and BOLI business will vary widely between periods as we respond to sales opportunities for these single premium products only when the market accommodates our required returns.
     Approximately 60%, 56% and 58% of life insurance sales were attributable to products with secondary guarantee benefits for 2005, 2004 and 2003. These products were priced considering interest, mortality, withdrawal and termination (lapse) assumptions that are specific to the nature, marketing focus and funding pattern for each product. The lapse assumptions that we use for pricing are based on multi-scenario modeling techniques and are lower than the assumptions we use for non-guaranteed products, particularly when the secondary guarantee option is “in the money”. Since secondary guarantee UL policies are relatively new to the marketplace, credible experience has yet to emerge regarding policy and premium persistency; however, our assumptions represent our best estimate of future experience. See the Capital Resources section for discussion of statutory-basis reserving methodologies for these types of products.
     Interest margin on UL-type products increased 1.3% in 2005 on fund balance growth of 4.1%. In 2005 and 2004, interest income of $7.0 and $3.7 was reflected within income taxes for certain tax-favored investments, favorably impacting the effective tax rate rather than interest margin. As discussed further below, the lower investment yield in both 2005 and 2004 was primarily due to the general interest rate environment. We actively manage interest spreads on our fixed UL-type products in response to changes in investment yields by adjusting the rates credited to policyholder fund balances (up or down), while considering product pricing targets, policyholder value, and competitive conditions. The investment spread statistics that follow include the tax impact of benefits from certain securities discussed above that is reflected in income tax expense. The average investment spread on fixed UL products decreased 2 basis points to 1.91% in 2005 after having decreased 10 basis points in 2004 to 1.93%. Reductions in our crediting rates partially offset the reduction in investment yields compared to 2004. During 2003, prepayments of mortgage-backed securities significantly increased as a result of continued declines in long-term mortgage rates, but then declined rapidly in both 2004 and 2005 as mortgage rates stabilized. This decline was partially offset by an increase in commercial mortgage loan prepayments in 2004 and to a lesser extent in 2005. Our mortgage-backed securities portfolio is primarily a discount portfolio. We estimate that prepayments on mortgage-backed securities in excess of expected levels and prepayments of commercial mortgage loans increased effective investment yields by 5, 12 and 20 basis points in 2005, 2004 and 2003. The decrease in excess accretion of discount on mortgage-backed securities contributed to the decline in effective investment spreads on fixed UL products in both 2005 and 2004. Our ability to manage interest-crediting rates on fixed UL-type products is limited by minimum guaranteed rates provided in policyholder contracts. Therefore, continued low general market interest rates likely will impact future profitability, as the investment of cash flows at current interest rates reduces our average portfolio yield. At the end of 2005 and 2004, our average crediting rates were approximately 31 and 37 basis points in excess of our average minimum guaranteed rates (spread-to-guarantee), including 58% and 55% of our UL policyholder fund balances that were already at their minimum guaranteed rates. Additionally, the spread-to-guarantee presented above was revised, effective January 1, 2005, to include the effect of non-guaranteed interest bonuses that management has the discretion to reduce. A large portion of the remaining spread-to-guarantee relates to products that are currently being marketed, sales of which could be negatively impacted if we reduced crediting rates further.
     The increase in product charge revenue in 2005 was due to higher sales, continued growth and aging of our insurance blocks, and a management action in the first quarter of 2005 to reduce non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life products. Cost of insurance charges (COIs) grew 8.2% in 2005 and 5.3% in 2004. The 2005 increase was favorably impacted by $12.7 in the first quarter associated with the reduction in certain non-guaranteed COI bonus rates. These COI bonuses are paid to certain policyholders at specified policy anniversaries for continuing persistency. This reduction in bonus rates favorably impacts quarterly COI charges by approximately $1.5, through lower refunds of COIs, on a comparative basis. Excluding the impact of lower COI bonuses, COIs grew 7.4% in 2005 from an increase in the average age of our insureds (this contributes to increased death benefits as well), timing of reinsurance premiums which vary with the proportion of new business issued exceeding retention limits, and growth in face amount of UL-type policies. The 2004 increases in product charge revenue were due to growth and aging of our insurance blocks, dynamic adjustments to unearned expense charges, as noted below, and higher surrender rates offsetting the reinsurance recapture that increased COIs by $8.4 in 2003. Products issued in recent years are designed to generate a higher proportion of their revenues from expense charges. We defer expense charges received in excess of ultimate annual expense charges and amortize them into income relative to future estimated gross profits. The effect of reflecting updated longer-term assumptions in estimated gross profits on our insurance blocks increased the amortization of unearned expense charges by $3.3 in 2005 and decreased it by $1.1 in 2004. Additionally, the adoption of new accounting guidance for secondary guarantee insurance products and other benefits in 2004 impacted estimated gross profits and reduced the amortization of unearned expense charges by $4.0. Excluding the impact of these amortization adjustments, expense charges increased over 2004 due to the impact of higher sales and changes in product mix. Surrenders of policies subject to a surrender charge decreased in 2005 resulting in lower surrender charge income. Surrender activity increased in 2004 due to higher lapses in our BOLI block of business.

     UL-type death benefits increased $14.8 in 2005 due to the growth and aging of our block. UL-type death benefits, net of reinsurance, per thousand dollars of average net face amount at risk (average face amount of insurance in force net of reinsurance and reduced by average policyholder fund balances) were $2.59 in 2005 compared to $2.51 in 2004 and $2.33 in 2003. Business growth and aging of our blocks will continue to contribute to increasing levels of UL-type death benefits. While over the long term death benefits should emerge within actuarial expectations, the level of death benefits will fluctuate from period to period. Other UL-type insurance benefits were $45.2, $22.4 and $7.9 for 2005, 2004 and 2003 with the increase primarily due to the 2004 adoption of a new accounting standard for secondary guarantees and other benefits features and the associated growth in these reserves. The growth in reserves related to secondary guarantees in 2005 compared with 2004 was due to higher sales of policies with these features and an increase in the amount of projected benefits that are attributable to the secondary guarantee benefit feature. The accounting for these benefit features incorporates estimated future gross profits used to calculate amortization of DAC, VOBA and unearned expense charges. A change in estimated future gross profits will impact other insurance benefits and the amortization of DAC, VOBA and unearned expense charges. The effect of updating longer-term assumptions in estimated gross profits for our insurance blocks increased other insurance benefits by $2.0 in 2005 and decreased it by $4.7 in 2004. See the Critical Accounting Policies and Estimates section and Note 6 for further discussion.
     In 2005, the traditional block was impacted by the issuance of a supplementary contract that increased premiums and other considerations and benefits by $1.8. This resulted in a significantly smaller decline in premiums and other considerations for the traditional block relative to 2004. Consistent with recent trends and customer preferences for UL-type products, traditional premiums and other considerations declined in 2005, 2004 and 2003. Net investment income from our traditional blocks declined due to a decline in investment yields and the decreasing size of the block.
     Policy benefits on traditional business include death benefits, dividends, surrenders and changes in reserves, with the most significant being death benefits. Policy benefits as a percentage of premiums and other considerations were 112.6% in 2005, 113.5% in 2004 and 114.3% in 2003.
     Individual expenses (including the net deferral and amortization of DAC and VOBA) are as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Commissions	$341.3	$276.7	$295.5	(23.3)%	6.4%
General and administrative — acquisition related	91.1	79.0	80.9	(15.3)	2.3
General and administrative — maintenance related	42.9	43.8	42.3	2.1	(3.5)
Taxes, licenses and fees	45.5	44.3	50.3	(2.7)	11.9

Total commissions and expenses incurred	520.8	443.8	469.0	(17.4)	5.4
Less commissions and expenses capitalized	(408.9)	(321.5)	(348.5)	27.2	(7.7)

Expenses excluding amortization of DAC and VOBA	111.9	122.3	120.5	8.5	(1.5)
Amortization of DAC and VOBA	209.4	207.0	195.3	(1.2)	(6.0)

Total expense	$321.3	$329.3	$315.8	2.4%	(4.3)%

     Expenses excluding amortization of DAC and VOBA decreased in 2005 due to higher capitalization of commissions and general and administrative expenses. Expenses excluding amortization of DAC and VOBA were approximately flat versus 2003, consistent with sales. The expense amounts we capitalize as DAC include first-year commissions and deferrable acquisition expenses. Higher sales in 2005 contributed to the increases in gross commissions and acquisition-related expenses and also resulted in a higher proportion of these expenses being capitalized. Taxes, licenses and fees increased in 2005 due to higher premium volumes in 2005. Taxes, licenses and fees were favorably impacted in both 2005 and 2004 from reductions in our effective tax rate and state income tax accrual releases following the filing of the tax returns. Growth in our insurance blocks for UL-type products was the primary contributor to the increases in the amortization of DAC and VOBA in the three years presented. Unlocking of assumptions for interest spreads, mortality and lapsation on our blocks of business resulted in reductions in DAC and VOBA amortization on UL-type products of $26.7, $26.4 and $17.8 in 2005, 2004 and 2003. The unlocking adjustments in 2005 include the effect of the COI bonus accrual release in the first quarter, which reduced amortization of DAC and VOBA for UL-type products by $16.5. These adjustments to DAC amortization are partially offset by corresponding adjustments to unearned expense charges discussed above. Excluding unlocking adjustments, amortization of DAC and VOBA increased in 2005 compared to 2004 due to growth in our UL-type insurance blocks, partially offset by the effect of favorable persistency and accounting for secondary guarantee benefit features, which extends the term of estimated gross profits and thereby reduces the rate of amortization. See further discussion of DAC and VOBA under the Critical Accounting Policies and Estimates section.
     The growth in average Individual Products assets in 2005, 2004 and 2003 was primarily due to growth in UL policyholder fund balances and market values of separate account assets, partially offset by declines in assets supporting our traditional block of business.
     For a discussion of some of the risks that we consider to be most significant to the Company and in certain cases this segment please see Item 1A “Risk Factors.”
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

     Reportable segment results (1) for AIP were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Investment product charges and premiums	$12.5	$12.2	$8.8	2.5%	38.6%
Net investment income	594.9	592.9	586.6	0.3	1.1
Broker-dealer concessions and other	124.8	112.6	98.3	10.8	14.5

Total revenue	732.2	717.7	693.7	2.0	3.5

Policy benefits (including interest credited)	403.7	426.1	416.6	5.3	(2.3)
Insurance expenses	83.4	68.0	55.8	(22.6)	(21.9)
Broker-dealer expenses	119.2	107.2	90.7	(11.2)	(18.2)

Total benefits and expenses	606.3	601.3	563.1	(0.8)	(6.8)

Reportable segment results before income taxes (1)	125.9	116.4	130.6	8.2	(10.9)
Income taxes	43.0	40.0	45.6	(7.5)	12.3

Reportable segment results (1)	$82.9	$76.4	$85.0	8.5%	(10.1)%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.
     The following table summarizes key information for AIP that we believe to be important drivers and indicators of our future profitability:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Fixed annuity premium sales	$1,028	$1,217	$756	(15.5)%	61.0%
Variable annuity premium sales	—	1	2	(100.0)	(50.0)

	$1,028	$1,218	$758	(15.6)%	60.7%

Funding agreement issuance	$300	$—	$—	100.0%

Investment product sales	$5,329	$4,780	$3,258	11.5%	46.7%

Average fixed policyholder fund balances	$9,467	$9,169	$8,400	3.3%	9.2%
Average separate account policyholder fund balances	290	332	340	(12.7)	(2.4)
Average funding agreement balances	188	—	—	100.0	—

	$9,945	$9,501	$8,740	4.7%	8.7%

Average assets	$10,683	$10,360	$9,537	3.1%	8.6%

Effective investment spreads for fixed annuities and funding agreements	1.96%	1.76%	1.90%
Effective investment spreads for fixed annuities and funding agreements excluding gross SFAS 133 impact	1.90%	1.73%	1.88%
Fixed annuity surrenders as a percentage of beginning fund balances	16.2%	12.3%	8.4%

     Fixed annuity premium sales declined in 2005 versus 2004 as a result of the effects of a flattening interest rate yield curve, competition from other products, the expectation for a rising interest rate environment, and distraction, particularly in the agency channel, from a notice issued by the NASD suggesting broker/dealer supervisory responsibility for sales of equity-indexed annuity products. The 2004 increase in fixed annuity premium sales resulted from the increased acceptance in the marketplace of equity-indexed annuities (EIAs) introduced in the latter part of 2003. Equity-indexed annuities (EIAs) comprised over three-fourths of our AIP sales during 2005 and 2004. We continue to develop differentiated annuity products designed to create new distribution opportunities and strengthen existing marketing relationships.
     In June 2005, JP Life issued $300 of funding agreements backing medium-term notes. The funding agreements are investment contracts that do not subject us to mortality or morbidity risk. The subsidiary issued the funding agreements to a special purpose entity, Jefferson-Pilot Life Funding Trust I (the Trust) that sold medium-term notes through investment banks to investors seeking high-quality fixed-income investments. As spread products, funding agreements generate profit to the extent that the rate of return on the investments we make with the proceeds exceeds the interest credited and other expenses. We regard funding agreements as a business that can provide additional spread income on an opportunistic basis. Consequently, issuances of funding agreements can vary widely from one reporting period to another. Refer to Note 7 and the Capital Resources section for further discussion.
     Profitability of EIAs is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. This adjustment increased net investment income and interest credited by approximately $18, $20 and $7 in 2005, 2004 and 2003 with no net impact on reportable segment results. Additionally, Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires that we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was decreased by $6.1 in 2005, $2.9 in 2004 and $1.2 in 2003 for these changes. The notional amounts of policyholder fund balances allocated to the index options were $1,742 at December 31, 2005 and $998 at December 31, 2004. Since adoption of SFAS 133, the total cumulative net reduction to interest credited for this fair value adjustment is approximately $9.9.
     Excluding the impact of the options market value adjustment described above, net investment income decreased slightly even as average policyholder fund balances in 2005 grew compared to 2004. In 2005, incremental investment income partially offset the lower base investment yields, caused by the general interest rate environment. The effect of this incremental income in the AIP segment increased effective yields by 17, 13 and 24 basis points in 2005, 2004 and 2003.
     We actively manage spreads on fixed annuity products in response to changes in our investment portfolio yields by adjusting the interest rates we credit on annuity policyholder fund balances while considering our competitive strategies. Our newer product designs in AIP require lower spreads to achieve targeted returns and require lower levels of capital to support new sales. These factors, combined with the current interest rate environment, will likely result in earnings that lag behind growth in average fund balances for a period of time. However, the effective investment spreads on fixed annuities, excluding the effects of SFAS 133, increased in 2005 after having decreased in 2004 primarily due to lower crediting rates (including the effect of multi-year guaranteed rates (MYG) lapses discussed below) and incremental investment income items mitigating the decline in investment yields. The favorable effect of SFAS 133 further enhanced reported spreads.
     Our ability to manage interest crediting rates on fixed annuity products in response to continued low general market interest rates is limited by minimum guaranteed rates provided in policyholder contracts. We have approximately $4.2 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis, for which our crediting rates on average were approximately 17 basis points in excess of minimum guaranteed rates at December 31, 2005, including 57% that were already at their minimum guaranteed rates. Approximately $2.7 billion of fixed annuity policyholder fund balances had MYG at December 31, 2005, of which approximately $1.1 billion will reset in 2006 with an additional $1.6 billion resetting in 2007 and thereafter. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The current average spread to the minimum guarantee on these products is approximately 204 basis points. In 2005, $782 of fixed annuity policyholder fund balances reset, of which approximately $554 lapsed where the holder did not select another product that we offer. These lapses reduced policyholder fund balances and increased DAC amortization but also increased investment spreads for the business retained. Surrenders are affected by factors such as crediting rates on MYG annuities compared to current crediting rates at reset dates and the absence of surrender charges at reset dates.
     Fixed annuity surrenders as a percentage of beginning fund balances continued to increase in 2005, reflecting primarily the surrender of annuities with expiring MYGs. The increase in fixed annuity surrenders, other than resetting MYG annuities, favorably impacted surrender charge revenues. The surrender rate in the AIP segment is influenced by many other factors such as: 1) the portion of the business that has low or no remaining surrender charges; 2) competition from annuity products including those which pay up-front interest rate bonuses or higher market rates; and 3) rising interest rates that may make returns available on new annuities or investment products more attractive than our older annuities. In addition to surrender charge protection against early surrender, we have added a market value adjustment (MVA) to many of our new annuity products. The MVA provides some degree of protection from disintermediation in a rising interest rate environment. Fixed annuity fund balances subject to surrender charges of at least 5% or an MVA increased to 53% at year-end 2005 from 47% at year-end 2004, driven by strong sales of EIAs.
     Policy benefits decreased 5.3% in 2005 primarily as a result of a decline in crediting rates, partially offset by growth in average fund balances and the increase in market value adjustment of index options. Beginning with the first quarter of 2004 when a new accounting standard was adopted, net deferral and amortization of bonus interest is presented in policy benefits. Previously, it had been included as a component of DAC and was included in insurance expenses. Accordingly, in 2004, policy benefits increased 2.3% as growth in average fund balances and the market value adjustment of options were partially offset by the net deferral and amortization of bonus interest and crediting rate reductions.

     AIP expenses (including the net deferral and amortization of DAC and VOBA) were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Insurance companies:
Commissions	$65.2	$76.2	$36.7	14.4%	(107.6)%
General and administrative — acquisition related	17.5	14.8	12.6	(18.2)	(17.5)
General and administrative — maintenance related	8.6	6.5	5.6	(32.3)	(16.1)
Taxes, licenses and fees	2.8	2.8	1.9	—	(47.4)

Gross commissions and expenses incurred	94.1	100.3	56.8	6.2	(76.6)
Less commissions and expenses capitalized	(76.1)	(85.4)	(47.2)	(10.9)	80.9
Amortization of DAC and VOBA	65.4	53.1	46.2	(23.2)	(14.9)

Net expense-insurance companies	83.4	68.0	55.8	(22.6)	(21.9)

Broker/Dealer:
Commissions	106.5	95.4	80.5	(11.6)	(18.5)
Other	12.7	11.8	10.2	(7.6)	(15.7)

Net expense — broker/dealer	119.2	107.2	90.7	(11.2)	(18.2)

Net expense	$202.6	$175.2	$146.5	(15.6)%	(19.6)%

     Commissions and capitalized expenses decreased compared to 2004, due to the decline in fixed annuity premium sales. Higher investment product sales contributed to the increase in acquisition-related expenses. In 2005, general administrative acquisition expenses increased compared to 2004 due to costs incurred in the development and rollout of new products and transaction costs related to the issuance of the funding agreements during the second quarter of 2005. In 2005, general and administrative maintenance expense increased $2.0 compared to 2004 due to accruals for litigation costs. Amortization of DAC and VOBA increased compared to 2004, due to a $7.5 increase in unlockings, primarily from higher lapsation assumptions for MYG annuities, and a $2.9 increase in true-ups, primarily the effect of higher incremental investment income and the favorable change in the fair value of EIA option liabilities. Additionally, broker/dealer expenses increased at a slightly higher rate than revenues, primarily due to a $1.3 accrual for litigation costs in 2005. In 2004, commissions, acquisition-related general and administrative expenses and DAC capitalization all increased with the strong sales increase over 2003. DAC amortization increased partly due to true-ups of $3.2, reflecting actual lapse experience of MYG annuities and the impact of the favorable change in the fair value of EIA option liabilities. Insurance companies’ net expenses also increased in 2004 as a result of the reclassification of the net deferral of bonus interest to policy benefits as discussed above. Broker/dealer revenues and expenses increased commensurately due to the improved condition of equity markets and higher sales volumes.
     For a discussion of some of the risks that we consider to be most significant to the Company and in certain cases this segment please see Item 1A “Risk Factors.”

Benefit Partners
     The Benefit Partners segment markets products primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.
     Reportable segment results (1) for Benefit Partners were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Premiums and other considerations	$1,182.0	$1,113.2	$756.0	6.2%	47.2%
Net investment income	96.8	88.9	63.8	8.9	39.3

Total revenue	1,278.8	1,202.1	819.8	6.4	46.6

Policy benefits	861.3	840.7	576.3	(2.5)	(45.9)
Expenses	284.1	252.6	165.6	(12.5)	(52.5)

Total benefits and expenses	1,145.4	1,093.3	741.9	(4.8)	(47.4)

Reportable segment results before income taxes (1)	133.4	108.8	77.9	22.6	39.7
Income taxes	46.7	38.1	27.3	(22.6)	(39.6)

Reportable segment results (1)	$86.7	$70.7	$50.6	22.6	39.7

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.

     The following table summarizes key information for Benefit Partners that we believe to be important drivers and indicators of our future profitability:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Life, Disability and Dental annualized sales	$261	$203	$200	28.6%	1.5%

Premiums and other considerations:
Life	$426.9	$423.0	$264.1	0.9%	60.2%
Disability	487.4	428.6	276.5	13.7	55.0
Dental	130.6	133.8	103.8	(2.4)	28.9
Other	137.1	127.8	111.6	7.3	14.5

Total	$1,182.0	$1,113.2	$756.0	6.2%	47.2%

Reportable segment results:
Life	$38.8	$30.4	$17.7	27.6%	71.8%
Disability	38.6	35.6	28.2	8.4	26.2
Dental	6.1	4.0	5.2	52.5	(23.1)
Other	3.2	0.7	(0.5)	357.1	240.0

Total	$86.7	$70.7	$50.6	22.6%	39.7%

Loss ratios:
Life	69.7%	73.5%	77.5%
Disability	71.7	72.9	69.2
Dental	73.5	76.8	75.6
Combined	71.1%	73.7%	73.7%

Gross general and administrative expenses as a % of premium income	10.1%	10.1%	10.0%

Total expenses as a % of premium income	24.1%	22.7%	21.9%

Average assets	$1,867	$1,683	$988	10.9%	70.3%
     Reportable segment results for Benefit Partners increased in 2005 reflecting primarily strong earnings emergence from favorable claim experience and reserve development on the acquired Canada Life business, partially offset by elevated DAC amortization. The 2004 increase in reportable segment results is primarily due to the acquisition of substantially all of the U.S.-based group life, disability and dental business of Canada Life in March and to organic growth from sales during 2004.
     Premiums and other considerations increased 6.2% in 2005, as growth in our core businesses of life and disability offset significant declines in the Canada Life block caused by shock lapsation of groups at their renewal dates, discussed further below. Annualized sales increased 28.6% in 2005 due to strong growth in the number of our field representatives and their maturation in our system, and from good sales execution.
     Policy benefits increased 2.5% in 2005 as a result of core business growth and adverse experience in the core non-Canada Life block, substantially offset by favorable claim experience and reserve development in the Canada Life block. The improved combined loss ratio for 2005 of 71.1% was primarily due to favorable experience in our life business. In particular, our life business experienced favorable waiver claims terminations in the Canada Life block in the first half of the year stemming from effective claims management. In long-term disability, we experienced favorable claims incidence and terminations in the Canada Life block, partially offset by unfavorable claims incidence and claim termination rates in our core long-term disability business. Additionally, during the second quarter of 2005, we reduced the discount rate used to calculate long-term disability and life waiver reserves by 0.25% (to 4.75%) on 2005 and future incurrals. The increase in policy benefits in 2004 reflected growth from the acquired Canada Life business as well as strong organic growth in our existing business. The combined loss ratio for 2004 of 73.7% was in line with 2003 as adverse experience in our long-term disability business (from unfavorable experience in incidence rates and unfavorable claims termination experience) offset favorable experience in our life business. Additionally in 2004, we made pricing increases to address an isolated segment of our life business that was under-performing, and we implemented greater management scrutiny of larger cases, especially renewals of groups with adverse experience. These changes contributed to the improved loss ratio in our life business in 2004.
     Expenses were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Commissions	$135.0	$125.1	$85.3	(7.9)%	(46.7)%
General and administrative	118.8	112.2	75.6	(5.9)	(48.4)
Taxes, licenses and fees	30.7	26.0	19.2	(18.1)	(35.4)

Total commissions and expenses incurred	284.5	263.3	180.1	(8.1)	(46.2)
Less commissions and expenses capitalized	(43.6)	(38.1)	(114.4)	14.4	(66.7)
Amortization of DAC	43.2	27.4	99.9	(57.7)	72.6

Total expense	$284.1	$252.6	$165.6	(12.5)%	(52.5)%

     Total expense growth in 2005 reflects the overall growth in the business and accelerated amortization primarily due to DAC persistency adjustments. The Canada Life block represented $6.9 of the accelerated amortization. Although we had anticipated that a certain amount of “shock lapse” would occur on the Canada Life business as it is renewed with the Company, the actual lapsation during 2005 was higher than forecasted. Additionally, the increase in the expense ratio for 2005 relative to the 2004 period was driven by a higher average commission rate during 2005 and higher unit expenses for taxes, licenses and fees due to unfavorable municipal tax true-ups without the benefit of favorable state tax adjustments experienced in 2004. The expense growth in 2004 reflects expenses from Canada Life integration activities and overall growth in the business. The 2004 increase in the total unit expense ratios relative to the 2003 period is driven by the impact of these integration expenses as well as the decline in DAC capitalization and growth in DAC amortization expense on a unit expense basis as the overall block continues to grow. In the first quarter 2004, we also changed our presentation of commissions, which are paid and expensed on a monthly basis. Previously, we reflected such commissions as capitalized and fully amortized each month. We no longer flow these commissions through DAC. This change has no impact on total expenses or reportable segment results.
     One of our non-core products, Exec-U-Care®, which provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produced revenues for this segment of approximately $140 and reportable segment results of approximately $2 in 2005. A discontinuation of Exec-U-Care® would have a significant impact on segment revenues, but only a limited effect on reportable segment results.

     For a discussion of some of the risks that we consider to be most significant to the Company and in certain cases this segment please see Item 1A “Risk Factors.”
Communications
     JPCC operates radio and television broadcast properties and produces syndicated sports programming. Reportable segment results(1)for Communications were as follows:

				Favorable/(Unfavorable)
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Communications revenues (net)	$246.6	$241.1	$216.7	2.3%	11.3%
Cost of sales	50.3	47.8	45.8	(5.2)	(4.4)
Operating expenses	85.5	85.2	79.3	(0.4)	(7.4)

Broadcast cash flow	110.8	108.1	91.6	2.5	18.0
Depreciation and amortization	8.3	8.8	8.4	5.7	(4.8)
Corporate general and administrative expenses	5.8	7.3	6.4	20.5	(14.1)
Net interest expense	2.0	2.1	2.2	4.8	4.5

Reportable segment results before income taxes(1)	94.7	89.9	74.6	5.3	20.5
Income taxes	37.1	35.5	29.2	(4.5)	(21.6)

Reportable segment results(1)	$57.6	$54.4	$45.4	5.9%	19.8%

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.
     Communications revenues and earnings increased in 2005 due to strong growth in sports and modest growth in radio. Revenues from sports operations increased $5.0 in 2005 and $4.5 in 2004 due to increased demand for both our football and basketball products. In 2005, combined revenues for radio and television increased 0.2% due to improved revenue shares in several radio markets and modest growth in two of our radio and one of our television markets. Typically, political advertising favorably impacts revenues in even-numbered years and consequently, television revenues declined in 2005. Excluding the impact of political revenues, revenues from television increased 5.3% in 2005 and 4.3% in 2004.
     Broadcast cash flow, a non-GAAP measure that is commonly used in the broadcast industry, is calculated as communications revenues less operating costs and expenses before depreciation and amortization. Broadcast cash flow increased in 2005 and 2004 due to increases in revenues discussed above combined with effective operating expense control in all of the businesses.
     Cost of sales includes direct and variable costs, consisting primarily of sales commissions, rights fees and sports production costs. Operating expenses represent other costs to operate the broadcast properties, including salaries, marketing, research, purchased programming and station overhead costs. Total expenses, excluding interest expense, increased 0.5% in 2005 and increased 6.6% in 2004. As a percent of communication revenues, these expenses were 60.8%, 61.9% and 64.6% for 2005, 2004 and 2003. The 2005 and 2004 improvements reflect growing revenues and continued expense discipline, partially offset in 2004 by increased sales commissions and bonuses.
     On April 1, 2004, JPCC acquired the assets and an FCC license to broadcast an FM radio station in San Diego, CA for $18.

     For a discussion of some of the risks that we consider to be most significant to the Company and in certain cases this segment please see Item 1A “Risk Factors.”
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
     Reportable segment results(1) for Corporate and Other were as follows:

	2005	2004	2003
Earnings on investments and other income	$103.0	$94.9	$93.9
Interest expense on debt	(60.1)	(48.1)	(33.8)
Operating expenses	(17.5)	(20.7)	(31.2)
Income taxes	2.3	6.6	3.2

Reportable segment results(1)	27.7	32.7	32.1
Realized investment gains (losses), net of taxes	7.2	26.5	(30.9)

Reportable segment results, including realized gains (losses) (1)	$34.9	$59.2	$1.2

(1)	Reportable segment results is a non-GAAP measure. See Note 15 for further discussion.
     Earnings on investments and other income increased $8.1 in 2005, including an increase in real estate and mortgage loan income, income recovery on defaulted bonds, and default charges. This increase would have been larger but for $4.0 received from a Bank of America merger class action suit that settled in the first quarter of 2004. Default charges are received from the operating segments for this segment’s assumption of all credit-related losses on the invested assets of those segments. These charges are calculated in part as a percentage of invested assets. Default charge income for 2005, 2004 and 2003 was $39.5, $38.5 and $31.3. The 2005 and 2004 increases resulted from an increase in investment assets, including Canada Life in 2004, and a change in fixed income securities’ asset mix. Earnings on investments in this segment can fluctuate based upon opportunistic repurchases of our own common stock, the amount of excess capital generated by the operating segments and lost investment income on bonds defaulted or sold at a loss.
     Interest expense on debt increased $12.0 and $14.3 in 2005 and 2004 after remaining flat in 2003. The 2005 increase is primarily due to higher short-term interest rates, partially offset by a decrease in average debt volume. The 2004 increase reflects a change in the mix of outstanding indebtedness between floating and fixed rate instruments and an increase in the overall level of outstanding indebtedness. Specifically, our fixed rate indebtedness increased with the issuance of $300 of ten-year notes on January 27, 2004 at an effective interest rate of 4.77%, a portion of which was used to support the Canada Life acquisition (See Note 14). See Note 8 for details of our debt structure and interest costs. Operating expenses vary from period to period based upon the level of corporate activities and strategies and decreased in 2005 and in the two previous years. The 2005 decline was driven by a $7.1 reduction in litigation-related reserves.

     Realized investment gains and losses were as follows:

	2005	2004	2003
Stock gains	$19.3	$95.6	$13.8
Stock losses	(0.1)	(3.6)	—
Stock losses from writedowns	(1.1)	(1.1)	—
Bond gains	35.4	36.8	58.0
Bond losses from sales and calls	(19.7)	(36.4)	(34.0)
Bond losses from writedowns	(35.0)	(58.5)	(94.8)
Other gains and losses (net)	14.0	6.2	(4.1)

Total pretax gains (losses)	12.8	39.0	(61.1)
DAC amortization	(1.7)	1.8	14.4
Income taxes	(3.9)	(14.3)	15.8

Realized investment gains (losses), net of taxes	$7.2	$26.5	$(30.9)

     The realized investment gains in 2005 and 2004 sharply contrasted with the realized investment losses experienced in 2003. The decline in realized investment gains in 2005 versus 2004 was primarily due to significantly lower stock gains, and the improvements in both years over 2003 reflected lower bond impairments, largely attributable to continued improvement in the corporate credit environment.
     We reflect provisions for credit-related losses in our estimated gross profits when calculating DAC and VOBA amortization for UL-type products. As reflected in the preceding table, we record DAC amortization on realized gains and losses on investments that back UL-type products. We further discuss modeling of expected gross profits related to DAC and VOBA in the Critical Accounting Policies and Estimates section.
     The following table summarizes assets assigned to this segment:

			2005 vs.
	2005	2004	2004
Parent company, passive investment companies and Corporate line assets of insurance subsidiaries	$1,267	$1,195	6.0%
Unrealized gain on fixed interest investments	274	629	(56.4)%
Coinsurance receivables on acquired blocks	875	929	(5.8)%
Employee benefit plan assets	396	397	(0.3)%
Goodwill arising from insurance acquisitions	270	270	—
Other	369	343	7.6%

Total	$3,451	$3,763	(8.3)%

     Total assets for the Corporate and Other segment decreased primarily due to increases in long-term interest rates, which resulted in a decrease in unrealized gains on fixed interest investments.
     For a discussion of some of the risks that we consider to be most significant to the Company and in certain cases this segment please see Item 1A “Risk Factors.”
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
     Outstanding commercial paper has various maturities that can be up to 270 days. If we cannot remarket commercial paper at maturity, we have sufficient liquidity, consisting of the bank credit agreements, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $261 and $188 at December 31, 2005 and 2004 were 4.31% and 2.30%. The maximum amount outstanding in 2005 was $306 compared to $298 after the January issuance of the term debt and EXLs during 2004.
     Our commercial paper is currently rated by two rating agencies.

Agency	Rating
Fitch	F1+
Standard & Poor’s	A1+
     These are both the highest ratings that the agencies issue and were reaffirmed in 2005. A significant drop in these ratings could cause us to pay higher rates on commercial paper borrowings or lose access to the commercial paper market. Concurrent with the proposed Lincoln merger announcement discussed earlier, our ratings were placed under review with negative implications, reflecting the rating agencies’ assessments of the merged entity that will exist following the closing of the transaction.
     Our insurance subsidiaries have sold collateralized mortgage obligations and agency debentures under repurchase agreements involving various counterparties, accounted for as financing arrangements, with maturities less than six months. We may use proceeds to purchase securities with longer durations as an asset/liability management strategy. At December 31, 2005 and 2004, repurchase agreements, including accrued interest, were $452 and $468. The securities involved had a fair value and amortized cost of $469 and $457 at December 31, 2005 versus $489 and $459 at December 31, 2004. The maximum principal amounts outstanding were $598 and $528 during 2005 and 2004.
     In June 2005, a subsidiary issued $300 of funding agreements that are reported as a component of policy liabilities within our consolidated balance sheets. The funding agreements were issued to a trust and back medium-term notes sold to investors by the trust. Our insurance subsidiary’s general account assets back these funding agreements. Concurrent with the issuance of the funding agreements, the subsidiary executed an interest rate swap that converts the variable rate of the funding agreements issued to a fixed rate of 4.28%. This program represents a cost effective alternative for earning spread income to replace some portion of the lapses in our MYG annuity liabilities. Refer to Note 7 of our financial statements and the AIP segment results section for further discussion.
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
     In January 2004, we issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs) that currently have a maturity of December 2006, as of December 31, 2005, subject to periodic extension through 2011. Each quarter, the holders must make an election to extend the maturity of the EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they had previously been extended. The EXLs bear interest at

LIBOR plus a spread, which increases annually to a maximum of 10 basis points. The proceeds from the debt issuances were used to support the Canada Life acquisition and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in our capital structure.
     Stockholders’ equity decreased $17 in 2005 compared to an increase of $128 in 2004. Unrealized gains on available-for-sale securities, which are included as a component of stockholders’ equity, decreased $237 and increased $12 in those years. The remaining change in stockholders’ equity reflects net income, dividends to stockholders, changes in the fair values of derivatives, changes in the minimum pension liability, and common share activity due to issuance of shares under our stock option plans and share repurchases. Our ratio of stockholders’ equity to assets excluding separate accounts was 11.7%, 12.0% and 12.5% at December 31, 2005, 2004 and 2003.
     In 2005 we repurchased 3,175,500 of our common shares at an average cost of $49.12 per share compared to 5,368,200 shares at an average cost of $51.05 in 2004. At year-end 2005, we had authorization from our board to repurchase 0.9 million additional shares, but no repurchases are presently contemplated.
     Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, approximately half of our life sales consist of products containing no-lapse guarantees (secondary guarantees). Regulators recently approved statutory reserving practices under Actuarial Guideline 38 (referred to as “AXXX” or the “Guideline”) that will require us, and other companies, to record higher AXXX reserves on new sales during a 21-month period beginning July 1, 2005, followed by a long-term change to reserving methods for these products. Under these reserving practices, we established approximately $77 of additional statutory reserves ($45 after-tax reduction in surplus) over the second half of 2005. Absent changes to product pricing or product design, we estimate that new sales during 2006 will require $180 of additional statutory reserves ($110 after-tax reduction in surplus) in addition to the December 31, 2005 amount. As a result of the new requirements, we are in the process of re-pricing our principal secondary-guarantee products. We expect that other insurers may also increase pricing or may limit the availability of guaranteed no-lapse features and other benefits included in future designs of life insurance products. In December 2004, we formed an insurance subsidiary chartered in Bermuda for the purpose of providing intracompany reinsurance. In conjunction with the establishment of this subsidiary, we obtained a $500 letter of credit facility, which will provide credit enhancement for our subsidiary’s reinsurance obligations. JP is a guarantor under the letter of credit facility. At December 31, 2005, we had not reinsured any reserves subject to AXXX. We and other insurers may seek other capital market solutions to mitigate the impact on statutory capital. We cannot estimate the cost of potential alternative solutions.
     As mentioned earlier, our insurance subsidiaries have statutory surplus and risk based capital levels well above regulatory required levels. These capital levels together with the rating agencies’ assessments of our business strategies have enabled our major life insurance affiliates to attain the following financial strength ratings:

	JP Life	JPFIC	JPLA
A.M. Best	A++	A++	A++
Standard & Poor’s	AAA	AAA	AAA
Fitch Ratings	AA+	AA+	AA+
     The ratings by A.M. Best and Standard & Poor’s are currently the highest available by those rating agencies, while the ratings by Fitch Ratings is that agency’s second highest rating. All of these ratings were reaffirmed in 2005. A significant drop in our ratings, could potentially impact future sales and/or accelerate surrenders on our business in force. Concurrent with the proposed merger announcement discussed earlier in the Overview section, our ratings were placed under review with negative implications, reflecting the rating agencies’ assessments of the merged entity that will exist following the closing of the transaction.
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
     Proper liquidity management is crucial to preserve stable, reliable, and cost-effective sources of cash to meet future benefit payments under our various insurance and deposit contracts, pay operating expenses (including interest and income taxes), provide funds for debt service and dividends, pay costs related to acquiring new business, and maintain reserve requirements. In this process, we focus on our assets and liabilities, the manner in which they combine, and the impact of changes in both short-term and long-term interest rates, market liquidity and other factors. We believe we have the ability to generate adequate cash flows for operations on a short-term basis and a long-term basis. Additionally, the Company has access to unused borrowing capacity including unused short-term lines of credit.
     Net cash provided by operations in 2005, 2004 and 2003 was $476, $991 and $537. The changes reflect higher federal income tax payments in 2005 and lower payments in 2004, and the proceeds received in the Canada Life reinsurance transaction.
     Net cash used in investing activities was $979, $1,786 and $1,420 in 2005, 2004 and 2003. The decline from 2004 is primarily due to higher investment purchases last year from cash received in the Canada Life transaction and to lower sales of EIAs in 2005. In 2004, investment purchases increased substantially due to cash received in the Canada Life transaction and from higher sales of EIAs.
     Net cash provided by financing activities was $566, $810 and $888 in 2005, 2004 and 2003, including cash inflows from policyholder contract deposits net of withdrawals of $556, $1,022 and $1,081. The fluctuations in net policyholder contract deposits reflect lower sales of EIAs and higher surrenders of annuities in 2005 compared to 2004. Net borrowings increased in 2004 over 2003 largely due to borrowings to support the Canada Life acquisition.
     In order to meet the parent company’s dividend payments, debt servicing obligations and other expenses, we rely on dividends from our insurance subsidiaries. Cash dividends received from our insurance and non-insurance subsidiaries by the parent company were $308, $289 and $273 in 2005, 2004 and 2003. Our life insurance subsidiaries are subject to laws in their states of domicile that limit the amount of dividends that can be paid without the prior approval of the respective state’s insurance regulator. The limits are based in part on the prior year’s statutory income and capital, which are negatively impacted by bond losses and write-downs and by increases in reserves. Approval of these dividends will depend upon the circumstances at the time, but we have not experienced problems with state approvals in the past.
     Cash and cash equivalents were $150, $87 and $72 at December 31, 2005, 2004 and 2003. The parent company and non-regulated subsidiaries held equity and fixed income securities of $611, $678 and $753 at these dates, the decline reflecting the effect of equity markets and some equity sales. We consider the majority of these securities to be a source of liquidity to support our strategies.

     Total assets increased $973 in 2005, primarily due to net policyholder contract deposits and growth in DAC, which more than offset dividends, stock repurchases and lower unrealized gains on investments.
     Total debt and equity securities available-for-sale at December 31, 2005 and 2004 were $20,826 and $20,375. Related gross unrealized gains and losses at December 31, 2005 were $1,039 and $(233) compared to gross unrealized gains and losses at December 31, 2004 of $1,415 and $(57).
     At December 31, 2005 and 2004, we had reinsurance receivables of $784 and $828 and policy loans of $58 and $61 which are related to the businesses of JP Financial that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities. We have not suffered any significant credit losses from reinsurance activities in the last three years.
Contractual Obligations
     The following table details our contractual obligations, including principal and interest where applicable, at December 31, 2005. The amounts in the table are different than those reported in our consolidated balance sheet at December 31, 2005 due to the consideration of interest in debt obligations and discounted estimates of future payments for policy liabilities excluding the impact of future premium revenues. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods are likely to vary from those reflected in the table.

	Estimated Payments Due by Period
				2011
	2006	2007-2008	2009-2010	and After	Total

Commercial paper borrowings	$261	$—	$—	$—	$261
Reverse repurchase agreements	453	—	—	—	453
EXLs	15	29	30	303	377
10-year term notes	14	29	29	344	416
Junior subordinated debentures	25	335	—	—	360
Purchase obligations	67	122	88	49	326

Total, excluding policy liabilities	835	515	147	696	2,193

Policy liabilities, discounted	3,440	5,506	4,323	18,614	31,883

Total contractual obligations	$4,275	$6,021	$4,470	$19,310	$34,076

     External commercial paper and reverse repurchase agreements represent short-term debts that are due in less than one year.
     As discussed earlier, a life insurance subsidiary of the Company established a program in 2005 for an unconsolidated special purpose entity, Jefferson-Pilot Life Funding Trust I (the Trust), to sell medium-term notes through investment banks to commercial investors, and $300 were sold in June 2005. The funding agreements issued to the Trust are classified as a component of policy liabilities within the consolidated balance sheets.

     As discussed earlier, the floating-rate EXLs currently were renewed in November 2005, subject to periodic extension through 2011. For purposes of this table, we have assumed these securities will be extended until 2011 and have calculated interest payments by applying the spreads defined in the agreement to 1-year LIBOR forward rates.
     The payments for the 10-year term notes are based on the amortization schedule included in the debt agreement.
     As discussed under “Capital Resources”, the junior subordinated debentures mature in 2046, or earlier at our option beginning in 2007. For purposes of this table, we have assumed the debentures will be paid off in 2007. We expect the funds needed to pay off these debentures would come from new, lower cost borrowings.
     Purchase obligations consist of JPCC commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights. We have estimated the amount of the future obligations that will be required under the present terms of these arrangements to be $326 as of December 31, 2005, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities and advertising contracts with customers for the airing of commercials totaling $229 over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments. In the second quarter of 2005, JPCC executed an agreement that gives JP Sports and its broadcasting partner 50/50 television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 seasons . Through 2005, JPCC held the football rights individually.
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
Off Balance Sheet Arrangements and Commitments
     We have no material off balance sheet arrangements of a financing nature. We routinely enter into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments in private placement transactions for our investment portfolio. The fair value of such outstanding commitments as of December 31, 2005 approximates $29. These commitments will be funded through cash flows from operations and investment maturities during 2005 and are not included in contractual obligations listed above.
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
     The following table shows the carrying values of our invested assets.

	December 31, 2005		December 31, 2004
Publicly-issued bonds	$16,997	60.4%	$16,871	61.0%
Privately-placed bonds	5,172	18.4	5,210	18.8

Total bonds	22,169	78.8	22,081	79.8
Redeemable preferred stock	11	—	13	0.1

Total debt securities	22,180	78.8	22,094	79.9
Mortgage loans on real property	3,982	14.2	3,667	13.3
Common stock	618	2.2	647	2.3
Non-redeemable preferred stock	2	—	3	—
Policy loans	833	3.0	839	3.0
Real estate	124	0.4	125	0.5
Other	252	0.9	193	0.7
Cash and equivalents	150	0.5	87	0.3

Total	$28,141	100.0%	$27,655	100.0%

Unrealized Gains and Losses
     The following table summarizes by category the unrealized gains and losses in our entire securities portfolios, including common stock and redeemable preferred stock, as of December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
AFS, carried at fair value
US Treasury obligations and direct obligations of US Government agencies	$241	$7	$(1)	$247	$247
Federal agency mortgage-backed securities (including collateralized mortgage obligations)	1,225	33	(10)	1,248	1,248
Obligations of states and political subdivisions	62	5	—	67	67
Corporate obligations	16,994	542	(204)	17,332	17,332
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	1,297	21	(17)	1,301	1,301
Redeemable preferred stock	9	2	—	11	11

Subtotal, debt securities	19,828	610	(232)	20,206	20,206
Non-redeemable preferred stock	1	1	—	2	2
Common stock	191	428	(1)	618	618

Securities available-for-sale	20,020	1,039	(233)	20,826	20,826

HTM, carried at amortized cost
Obligations of state and political subdivisions	5	1	—	6	5
Corporate obligations	1,969	103	(13)	2,059	1,969

Debt securities held-to-maturity	1,974	104	(13)	2,065	1,974

Total AFS and HTM securities	$21,994	$1,143	$(246)	$22,891	$22,800

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

     The following table shows the diversification of unrealized gains and losses for our debt securities portfolio across industry sectors as of December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Industrials
Basic Materials	$1,027	$25	$(13)	$1,039	$1,035
Capital Goods	1,371	48	(13)	1,406	1,395
Communications	1,358	37	(26)	1,369	1,360
Consumer Cyclical	1,128	33	(29)	1,132	1,122
Consumer Non-Cyclical	2,283	83	(21)	2,345	2,337
Energy	1,347	48	(8)	1,387	1,384
Technology	400	4	(16)	388	387
Transportation	855	43	(9)	889	887
Other Industrials	717	21	(5)	733	731

Utilities	4,006	179	(30)	4,155	4,128

Financials
Banks	2,578	78	(27)	2,629	2,621
Insurance	782	19	(7)	794	791
Other Financials	1,428	42	(14)	1,456	1,453

Mortgage-backed Securities
(including Commercial Mortgage-backed Securities)	2,522	54	(27)	2,549	2,549

Total	$21,802	$714	$(245)	$22,271	$22,180

Credit Risk Management
     Our internal guidelines require an average quality of an S&P or equivalent rating of “A” or higher for the entire bond portfolio. At December 31, 2005, the average quality rating of our bond portfolio was “A”, which equates to a rating of 1 from the National Association of Insurance Commissioners’ Securities Valuation Office (SVO). We monitor the overall credit quality of our portfolio within internal investment guidelines. This table describes our debt security portfolio by credit rating.

	S&P or				% of
SVO	Equivalent	Amortized	Fair	Carrying	Carrying
Rating	Designation	Cost	Value	Value	Value
1	AAA	$2,997	$3,033	$3,029	13.7%
1	AA	1,962	2,017	2,010	9.1
1	A	7,687	7,911	7,867	35.4
2	BBB	7,822	7,973	7,936	35.8
3	BB	875	883	884	4.0
4	B	424	418	418	1.9
5	CCC and lower	26	26	26	0.1
6	In or near default	9	10	10	0.0

	Total	$21,802	$22,271	$22,180	100.0%

     Limiting our bond exposure to any one creditor is another way we manage credit risk. The following table lists our ten largest exposures to an individual creditor in our bond portfolio as of December 31, 2005. As noted above, the carrying values in the following tables are stated at fair value for AFS securities and amortized cost for HTM securities.

		Carrying
Creditor	Sector	Value
Wachovia	Financial Institutions	$145
HSBC Holdings PLC	Financial Institutions	108
JP Morgan Chase & Co	Financial Institutions	106
General Electric Co	Capital Goods	104
Cargill Incorporated	Consumer, Noncyclical	104
Goldman Sachs Group	Financial Institutions	103
Weingarten Realty Investors	Financial Institutions	102
Citigroup Inc	Financial Institutions	102
Wells Fargo & Co	Financial Institutions	101
BB&T Corp	Financial Institutions	100
     We monitor those securities that are rated below-investment-grade as to individual exposures and in comparison to the entire portfolio, as an additional credit risk management strategy.
     The following table shows the ten largest below-investment-grade debt security exposures by individual issuer at December 31, 2005. Investment grade bonds of issuers listed below are not included in these values. The gross unrealized gain or loss shown below is calculated as the difference between the amortized cost of the securities and their fair values.

		Amortized	Fair	Gross Unrealized	Carrying
Creditor	Sector	Cost	Value	Gain/(Loss)	Value

El Paso Corp	Utilities	$48	$48	$—	$48
Ahold, Royal	Consumer, NonCyclical	43	46	3	46
General Motors Corp	Consumer, Cyclical	52	41	(11)	41
Ford Motor	Consumer, Cyclical	44	38	(6)	38
Kerr-McGee Corp	Energy	36	38	2	38
Nova Chem. Ltd/Nova	Basic Materials	36	36	—	36
Rite Aid Corp	Consumer, Cyclical	33	33	—	33
Homer City Funding LLC	Utilities	24	27	3	27
Williams Cos Inc	Utilities	26	27	1	27
Qwest Communications Intl	Communications	25	27	2	27
     At December 31, 2005 and 2004, below investment grade bonds were $1,334 or 6.0% and $1,299 or 5.9% of the carrying value of the bond portfolio, reflecting sales, purchases, upgrades and downgrades of below investment grade bonds that occurred in 2005.
     As noted above, credit risk is inherent in our bond portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. We devote a significant amount of effort of both highly specialized, well-trained internal resources and external experts in our approach to managing credit risk.

Impairment Review
     In identifying “potentially distressed securities”, we review all securities held, with a particular emphasis on securities that have a fair value to amortized cost ratio of less than 80%. However, as part of this identification process, management must make assumptions and judgments using the following information:
•	current fair value of the security compared to amortized cost;

•	length of time the fair value was below amortized cost;

•	industry factors or conditions related to a geographic area that are negatively affecting the security;

•	downgrades by a rating agency;

•	past due interest or principal payments or other violation of covenants; and

•	deterioration of the overall financial condition of the specific issuer.
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
     When we identify a security as potentially impaired, we add it to our potentially distressed security list and determine if the impairment is other-than-temporary. Various committees comprised of senior management and investment analysts intensively review the potentially distressed security list to determine if a security is deemed to be other than temporarily impaired. In this review, we consider the following criteria:
•	fundamental analysis of the liquidity and financial condition of the specific issuer;

•	underlying valuation of assets specifically pledged to support the credit;

•	time period in which the fair value has been significantly below amortized cost;

•	industry sector or geographic area applicable to the specific issuer; and

•	our ability and intent to retain the investment for a sufficient time to recover its value.
     When this intensive review determines that the decline is other-than-temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for both AFS and HTM securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.
     We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position.

     The following table shows the maturity date distribution of our debt securities in an unrealized loss position at December 31, 2005. The fair values of these securities could fluctuate over the respective periods to maturity or any sale.

			Gross
	Amortized		Unrealized
	Cost	Fair Value	Losses	Carrying Value

Due in one year or less	$46	$43	$(3)	$44
Due after one year through five years	2,105	2,058	(47)	2,061
Due after five years through ten years	5,287	5,162	(125)	5,169
Due after ten years through twenty years	1,278	1,246	(32)	1,247
Due after twenty years	1,020	984	(36)	985
Amounts not due at a single maturity date	104	102	(2)	102

Subtotal	9,840	9,595	(245)	9,608

Redeemable preferred stocks	3	3	—	3

Total	$9,843	$9,598	$(245)	$9,611

     The following table shows the credit quality of our debt securities with unrealized losses at December 31, 2005:

					Gross	% of Gross
SVO	S&P or Equivalent	Amortized		% of	Unrealized	Unrealized	Carrying
Rating	Designation	Cost	Fair Value	Fair Value	Losses	Losses	Value

1	AAA/AA/A	$5,709	$5,585	58.2%	$(124)	50.6%	$5,589
2	BBB	3,729	3,620	37.7	(109)	44.5	3,628
3	BB	272	262	2.7	(10)	4.1	263
4	B	126	124	1.3	(2)	0.8	124
5	CCC and lower	7	7	0.1	—	0.0	7
6	In or near default	—	—	0.0	—	0.0	—

	Total	$9,843	$9,598	100.0%	$(245)	100.0%	$9,611

     One individual creditor, General Motors Corp, has an unrealized loss of $10.8 at December 31, 2005. No other individual creditor has an unrealized loss of $10 or greater at December 31, 2005.
     The following table shows the length of time that individual debt securities have been in a continuous unrealized loss position.

		Gross	% of Gross
	Fair	Unrealized	Unrealized	Carrying
	Value	Losses	Losses	Value
More than 1 year	$1,369	$(93)	38.0%	$1,339
6 months — 1 year	1,022	(44)	18.0	1,026
Less than 6 months	7,207	(108)	44.0	7,246

Total	$9,598	$(245)	100.0%	$9,611

     Of the $245 gross unrealized losses on debt securities at December 31, 2005, $10.9 was included in our potentially distressed securities list of which $5.8 has been on the list for less than six months.
     Information about unrealized gains and losses is subject to rapidly changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. We consider all of the factors discussed earlier when we determine if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until the value recovers. However, we may subsequently identify securities for which a change in facts and circumstances regarding the specific investments has occurred. At such time, we will write down the security to fair value to recognize any unrealized losses. In 2005, we recognized $18.6 of impairments for securities that we no longer had the intent and ability to hold until forecasted recovery.
Realized Losses — Write-Downs and Sales
     Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of securities.
     In 2005, we had other-than-temporary impairments on securities of $36.1 as compared to $60 for 2004. No individual securities experienced a write-down amount greater than $10 in 2005.
     In 2004, there were two securities with write-down amounts of greater than $10. The first was the write down of a commercial cable equipment company for $10.1. This was due to the likely bankruptcy filing following an adverse judicial ruling on a summary judgment motion. The value of assets may not exceed the cost of a bankruptcy filing or the costs of winding down the operations. This had no impact on other holdings in our portfolio. The second was the write-down of a national passenger airline for $17.5. This was due to high labor costs, increasing fuel prices, intense competition from low cost carriers, an inability to access capital, and the lack of demand for older aircraft. We have been actively managing all of our exposures to the passenger airline industry, although this write-down had no impact on other holdings in our portfolio.
     In 2005 we incurred losses of $19.8 on sales of securities. There were no individually material losses on sales of securities in 2005. After consideration of all available evidence, none of these disposals previously met the criteria for other-than-temporary impairment. The Company will continue to manage its AFS portfolio in a manner that is consistent with the available-for-sale classification.
Mortgage-backed Securities
     Mortgage-backed securities (including Commercial Mortgage-backed Securities) at December 31, 2005 and 2004, all of which are included in debt securities available-for-sale, were as follows:

	2005	2004
Federal agency issued mortgage-backed securities	$1,248	$1,670
Corporate private-labeled mortgage-backed securities	1,301	688

Total	$2,549	$2,358

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
     Our MBS portfolio is primarily a discount portfolio; therefore, prepayments accelerate the accretion of discount into income. We experienced MBS prepayments totaling $536 or 21.86% and $1,034 or 39.3% of the average carrying value of the MBS portfolio in 2005 and 2004. The excess accretion of discount insignificantly impacted investment income in both 2005 and 2004, while it increased investment income $49.8 in 2003. These prepayments are reinvested at yields that are lower than our current portfolio yields, producing less investment income going forward. During 2005, our MBS exposure increased slightly due to portfolio sales of corporate bonds being reinvested in MBS.
Mortgage Loans
     We record mortgage loans on real property net of an allowance for credit losses. This allowance includes reserve amounts for specific loans, and a general reserve that is calculated by review of historical industry loan loss statistics. We consider future cash flows and the probability of payment when we calculate our specific loan loss reserve. At December 31, 2005 and 2004, our allowance for mortgage loan credit losses was $15.0 and $21.2. Prepayments on mortgage loans may result from sales of the related properties or loan refinancings. Prepayments on mortgage loans were $14.1, $17.1 and $4.4 in 2005, 2004 and 2003, and proceeds were reinvested at lower yields. See Note 4 for more detail regarding the composition and concentration of our mortgage loan portfolio.
Derivative Instruments
     We purchase S&P 500 Index® options in conjunction with our sales of equity-indexed annuities. Included in our consolidated balance sheets at December 31, 2005 and 2004 are $107 and $72 related to these options. We discuss the impact of these index options on our consolidated statements of income within the Annuity and Investment Products segment results section. Also, our investment guidelines permit use of derivative financial instruments such as futures contracts and interest rate swaps in conjunction with specific direct investments.
     Except as described above, our actual use of derivatives through December 31, 2005 has been limited to managing well-defined interest rate risks. Interest rate swaps utilized in our asset/liability management strategy with a current notional value of $661 and $339 were open as of December 31, 2005 and 2004. We use interest rate swaps to hedge prospective bond purchases to back deposits on certain annuity contracts. This hedging strategy protects the spread between the annuity crediting rate offered at the time the annuities are sold and the yield on bonds to be purchased to back those annuity contracts. These interest rate swap contracts are generally terminated within a month. The notional amount of interest rate swaps increased by $300 in the second quarter of 2005 related to the issuance of $300 of funding agreements in June 2005. The duration of this swap matches the duration of the related funding agreements (three years, at issuance).
Market Risk Exposures
     Since our assets and liabilities are largely monetary in nature, our financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve, and equity price risks. In 2005, the average daily 10-year U.S. Treasury rate increased 2 basis points to 4.28% as compared to 4.26% in 2004.
     In a falling interest rate environment, the risk of prepayment on some fixed income securities increases and funds prepaid are then reinvested at lower yields. We limit this risk by concentrating the fixed income portfolio mainly on non-callable securities and by purchasing securities that provide for “make-whole” type prepayment fees. Falling interest rates can also impact demand for our products, as interest-bearing investments with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for us to sustain spreads between rates we credit on interest-sensitive products and our portfolio earnings rates, thereby prompting withdrawals by policyholders. We manage these risks by adjusting our interest crediting rates with due regard to the yield of our investment portfolio, minimum rate guarantees and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.
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
     As is typical in the industry, our life and annuity products contain minimum rate guarantees regarding interest we credit. For interest sensitive life products, our minimum rates range from 3.0% to 9.0%, with an approximate weighted average of 4.1%. For annuity products, our minimum rates range from 1.5% to 6.0%, with an approximate weighted average of 3.2%.
     We employ various methodologies to manage our exposure to interest rate risks. Our asset/liability management process focuses primarily on the management of interest rate risk of our insurance operations. We monitor the duration of insurance liabilities compared to the duration of assets backing the insurance lines, measuring the optionality of cash flows. Our goal in this analysis is to prudently balance profitability and risk for each insurance product category, and for us as a whole. At both December 31, 2005 and 2004, 89% of policy liabilities related to interest-sensitive portfolios.
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
     We have derived the estimated incremental loss amounts below by modeling estimated cash flows of our market risk sensitive instruments and insurance portfolios. Incremental income or loss is net of taxes at 35%. The model also assumes that all floating rate debt, including reverse repurchase agreements, is replaced with similar instruments. Estimated cash flows produced in the model assume reinvestments representative of our current investment strategy, and calls/prepayments include scheduled maturities as well as those expected to occur when borrowers can benefit financially based on the difference between prepayment penalties and new money rates under each scenario. Assumed lapse rates within insurance portfolios consider the relationships expected between crediting rates and market interest rates, as well as the level of surrender charges inherent in individual contracts. The illustrated incremental income or loss also includes the expected impact of true-up adjustments to amortization of DAC, VOBA, and unearned revenue reserves but excludes the potential impact of unlocking adjustments. The model is based on our existing business in force as of December 31, 2005 and does not consider new sales of life and annuity products or the potential impact of interest rate fluctuations on sales.
     The following table shows our estimate of the impact that various hypothetical interest rate scenarios would have on our earnings for a single year, based on the assumptions in our model. We believe that, based upon historically low current interest rates, a symmetrical change in interest rates is not reasonably possible. Our model shows the effect on income with an increase of up to 300 basis points and a decrease of 100 basis points. We believe that the 300 basis point increase or 100 basis point decrease, graded pro-rata over four quarters, reflects reasonably possible near term changes in interest rates as of December 31, 2005. We have also provided the estimated earnings impact for a single year assuming the interest rate changes occur instantaneously. The incremental loss for a year derives primarily from differences in the yield curves and in the sensitivities they introduce to our model.
     These estimated impacts are incremental to potential earnings impacts from trends and/or environmental factors already in existence, such as a reduction in the level of prepayments on mortgage-backed securities or the increased lapsation in our annuity business. The model assumes that changes in our crediting rates will occur correspondingly with increases or declines in investment yields, subject to the impact of minimum rate guarantees. As discussed previously, as of year end our crediting rates on blocks of business that are on an annual reset basis were approximately 27 basis points and 17 basis points on average in excess of minimum guaranteed rates for Individual Products and AIP, with many policies already at minimum.
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

	Estimated Incremental Single Year
	Gain/(Loss) Based on:
Change in Interest Rate	Graded Quarterly Shift	Instantaneous Shift

+300 basis points	$(11)	$(16)
+200 basis points	(8)	(12)
+100 basis points	(4)	(6)
– 100 basis points	3	2
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

     We are exposed to equity price risk on our equity securities (other than trading). We hold common stock with a fair value of $618; approximately $376 is in a single issuer, Bank of America Corporation (BankAmerica). We believe that a hypothetical 10% decline in the equity market is possible. If the market value of the S&P 500 Index®, and of BankAmerica common stock specifically, decreased 10%, the fair value of our common stock as of December 31, 2005 would change as follows:

Hypothetical Change in
Fair Value from
10% Market Decline
BankAmerica common stock	$(38)
Other equity securities	(24)

Total change in fair values	$(62)

     Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated, but may be subject to changes in fair values which are reflected in equity. Note 17 presents additional disclosures concerning fair values of financial assets and financial liabilities.
External Trends and Forward Looking Information
     We operate within the United States financial services and broadcasting markets, which are both subject to general economic conditions. Interest rates on longer maturity debt instruments stabilized and rebounded slightly in 2005 and 2004 after dropping dramatically in 2003. Additional changes in rates may affect our businesses in many ways as discussed earlier in the Market Risk Exposures section. As noted in the Investments section, the continued improvement in the corporate credit environment experienced in recent years decreased our levels of impairments. A prolonged period of declining or even level interest rates would have an adverse impact on our Individual and AIP segments. Investments purchased for those segments yielding rates lower than our current portfolio yields are lowering our overall portfolio earned rates. In the Individual and AIP segments, there are minimum crediting rates on policyholder accounts inherent in the insurance portfolio due to both product guarantees and various state requirements. Our inability to reduce crediting rates in response to the declines in earned rates would result in a significant negative impact on future earnings. Furthermore, a general economic weakness would cause deterioration in our balance sheet and our overall future profitability.
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
     Demographic changes include the aging of the baby boomers, reaching their high earning years at a time when investment yields from fixed rate products are at historically low points. This challenge has been met by the insurance industry by offering various types of fixed and variable products aimed at this population. The industry’s overall individual life insurance sales in the U.S. were flat in 2005 and reflected a trend towards those financial products with variable rates given the improvement in the equity markets.

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
     Certain information in our SEC filings and in any other written or oral statements made by us or on our behalf, involves forward looking statements. We have used appropriate care in developing this information, but any forward looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that could significantly affect our actual results or financial condition. These risks and uncertainties include among others, the risk that our proposed merger with an affiliate of Lincoln will not be completed or that the resulting larger Lincoln will not be successful; recent tax proposals affecting taxation of life insurance and annuities and competing products, general economic conditions (including the uncertainty as to the duration and rate of the current economic recovery), the impact on the economy from further terrorist activities or US military engagements, and interest rate levels, changes and fluctuations, all of which can impact our sales, investment portfolios, and earnings; re-estimates of policy and contract liabilities; competitive factors, including pricing pressures, technological developments, new product offerings and the emergence of new competitors; changes in federal and state taxes (including past or future changes to general tax rates, dividends, capital gains, retirement savings, and estate taxes); changes in the regulation of the insurance industry or financial services industry; changes in generally accepted or statutory accounting principles (such as Actuarial Guideline 38, referred to as AXXX, discussed in Capital Resources) or changes in other laws and regulations and their impact; and the various risks discussed in Item 1A “Risk Factors.”
     We undertake no obligation to publicly correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our press releases and filings with the SEC. In particular, you should read the discussions in the sections entitled “Risk Factors” and “External Trends and Forward Looking Information,” and other sections they may reference, in our most recent 10-K report as it may be updated in our subsequent 10-Q and 8-K reports. These discussions cover certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect our performance.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Information under the heading “Market Risk Exposures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In Millions Except Share Information)
Revenues, excluding realized investment gains	$1,032	$1,058	$1,046	$1,073
Realized investment gains (losses)	5	5	(7)	8

Total revenue	1,037	1,063	1,039	1,081
Benefits and expenses	794	858	844	857
Income taxes	82	68	64	74

Income before cumulative effect of change in accounting principle	161	137	131	150
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	—	—	—

Net income	$161	$137	$131	$150

Per share	$1.18	$1.01	$0.97	$1.12

Per share — assuming dilution	$1.17	$1.00	$0.97	$1.11

	Restated
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In Millions Except Share Information)
Revenues, excluding realized investment gains	$961	$1,037	$999	$1,064
Realized investment gains	24	10	3	4

Total revenue	985	1,047	1,002	1,068
Benefits and expenses	770	836	800	856
Income taxes	74	69	68	66

Income before cumulative effect of change in accounting principle	141	142	134	146
Cumulative effect of change in accounting for long-duration contracts, net of taxes	(17)	—	—	—

Net income	$124	$142	$134	$146

Per share	$0.88	$1.03	$0.98	$1.07

Per share — assuming dilution	$0.87	$1.02	$0.97	$1.06

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
     JP management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.
     JP’s Consolidated Financial Statements and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their reports which appear on page 68 and page 67, respectively.

/s/ Dennis R. Glass Dennis R. Glass
President and
Chief Executive Officer

/s/ Theresa M. Stone Theresa M. Stone
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Jefferson-Pilot Corporation
We have audited management’s assessment, included in the accompanying Report of Management on the Consolidated Financial Statements and Management’s Assessment of Internal Controls Over Financial Reporting, that Jefferson-Pilot Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jefferson-Pilot Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Jefferson-Pilot Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jefferson-Pilot Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Jefferson-Pilot Corporation and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 10, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Jefferson-Pilot Corporation
     We have audited the accompanying consolidated balance sheets of Jefferson-Pilot Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson-Pilot Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson-Pilot Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
Greensboro, North Carolina
March 10, 2006

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Information)

	December 31,
	2005	2004
ASSETS
Investments:
Debt securities available-for-sale, at fair value (amortized cost $19,828 and $18,816)	$20,206	$19,725
Debt securities held-to-maturity, at amortized cost (fair value $2,065 and $2,514)	1,974	2,369
Equity securities available-for-sale, at fair value (cost $192 and $201)	620	650
Mortgage loans on real estate	3,982	3,667
Policy loans	833	839
Real estate	124	125
Other investments	252	193

Total investments	27,991	27,568
Cash and cash equivalents	150	87
Accrued investment income	345	342
Due from reinsurers	1,318	1,341
Deferred policy acquisition costs and value of business acquired	2,822	2,430
Goodwill	312	312
Other assets	673	652
Assets held in separate accounts	2,467	2,373

	$36,078	$35,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy benefits	$3,148	$3,096
Policyholder contract deposits	22,156	21,694
Policy and contract claims	223	232
Funding agreements	300	—
Other	1,265	1,144

Total policy liabilities	27,092	26,166
Commercial paper and revolving credit borrowings	260	188
Securities sold under repurchase agreements	452	468
Notes payable	600	600
Junior subordinated debentures	309	309
Currently payable (recoverable) income taxes	(17)	31
Deferred income tax liabilities	555	589
Accounts payable, accruals and other liabilities	443	447
Liabilities related to separate accounts	2,467	2,373

Total liabilities	32,161	31,171

Commitments and contingent liabilities
Stockholders’ equity:
Common stock and paid in capital, par value $1.25 per share: authorized 350,000,000 shares; issued and outstanding 2005-134,378,258 shares; 2004-136,819,214 shares	186	180
Retained earnings	3,293	3,071
Accumulated other comprehensive income	438	683

Total stockholders’ equity	3,917	3,934

	$36,078	$35,105

See Notes to Consolidated Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Information)

	Year Ended December 31,
	2005	2004	2003
Revenue
Premiums and other considerations	$1,356	$1,293	$951
Universal life and investment product charges	783	732	691
Net investment income	1,691	1,672	1,657
Realized investment gains (losses)	11	41	(47)
Communications sales	246	241	216
Broker-dealer concessions and other	133	123	105

Total revenue	4,220	4,102	3,573

Benefits and Expenses
Insurance and annuity benefits	2,317	2,287	2,005
Insurance commissions, net of deferrals	263	250	108
General and administrative expenses, net of deferrals	177	184	149
Insurance taxes, licenses and fees	82	73	73
Amortization of policy acquisition costs and value of business acquired	318	287	341
Interest expense	60	48	34
Communications operations	136	133	125

Total benefits and expenses	3,353	3,262	2,835

Income before income taxes and cumulative effect of change in accounting principle	867	840	738
Income taxes	288	277	246

Income before cumulative effect of change in accounting principle	579	563	492
Cumulative effect of change in accounting for long- duration contracts, net of taxes	—	(17)	—

Net income	$579	$546	$492

Per Share Information — Basic
Income before cumulative effect of change in accounting principle	$4.28	$4.08	$3.47
Cumulative effect of change in accounting for long- duration contracts, net of taxes	—	(0.12)	—

Net income	$4.28	$3.96	$3.47

Per Share Information — Assuming Dilution
Income before cumulative effect of change in accounting principle	$4.25	$4.04	$3.44
Cumulative effect of change in accounting for long- duration contracts, net of taxes	—	(0.12)	—

Net income	$4.25	$3.92	$3.44

See Notes to Consolidated Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions, Except Share Information)

	Common		Accumulated
	Stock and		Other	Total
	Paid in	Retained	Comprehensive	Stockholders’
	Capital	Earnings	Income	Equity
Balance, January 1, 2003	$180	$2,750	$610	$3,540
Net income	—	492	—	492
Change in fair value of derivative financial instruments, net of taxes	—	—	(5)	(5)
Unrealized gain on available-for-sale securities, net of taxes	—	—	78	78

Comprehensive income				565
Common dividends declared $1.32 per share	—	(187)	—	(187)
Common stock issued	43	—	—	43
Common stock reacquired	(47)	(108)	—	(155)

Balance, December 31, 2003	176	2,947	683	3,806
Net income	—	546	—	546
Change in fair value of derivative financial instruments, net of taxes	—	—	(3)	(3)
Minimum pension liability, net of taxes	—	—	(9)	(9)
Unrealized gain on available-for-sale securities, net of taxes	—	—	12	12

Comprehensive income				546
Common dividends declared $1.52 per share	—	(208)	—	(208)
Common stock issued	64	—	—	64
Common stock reacquired	(60)	(214)	—	(274)

Balance, December 31, 2004	180	3,071	683	3,934
Net income	—	579		579
Change in fair value of derivative financial instruments, net of taxes	—	—	(6)	(6)
Minimum pension liability, net of taxes	—	—	(2)	(2)
Unrealized loss on available-for-sale securities, net of taxes	—	—	(237)	(237)

Comprehensive income	—	—	—	334
Common dividends declared $1.67 per share	—	(225)	—	(225)
Common stock issued	30	—	—	30
Common stock reacquired	(24)	(132)	—	(156)

Balance, December 31, 2005	$186	$3,293	$438	$3,917

See Notes to Consolidated Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$579	$546	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities other than deposits	168	251	121
Credits to (deductions from) policyholder accounts, net	(43)	78	96
Deferral of policy acquisition costs and sales inducements, net of amortization	(271)	(233)	(221)
Change in receivables and asset accruals	(43)	(24)	(40)
Change in payables and expense accruals	40	123	55
Realized investment losses (gains)	(11)	(41)	47
Depreciation and amortization (accretion)	39	24	(33)
Amortization (accretion) of value of business acquired, net	52	(3)	52
Group coinsurance assumed	—	329	—
Other	(34)	(59)	(32)

Net cash provided by operating activities	476	991	537

Cash Flows from Investing Activities
Securities available-for-sale:
Sales	1,576	1,422	1,370
Maturities, calls and redemptions	1,408	1,716	3,392
Purchases	(4,001)	(4,994)	(6,242)
Securities held-to-maturity:
Sales	3	39	31
Maturities, calls and redemptions	398	361	527
Purchases	—	(7)	(299)
Repayments of mortgage loans	691	406	205
Mortgage loans originated	(1,006)	(587)	(382)
(Increase) decrease in policy loans, net	9	(11)	7
Purchase of radio station assets	—	(18)	—
Other investing activities, net	(57)	(113)	(29)

Net cash used in investing activities	(979)	(1,786)	(1,420)

Cash Flows from Financing Activities
Policyholder contract deposits	2,850	2,906	2,525
Withdrawals of policyholder contract deposits	(2,294)	(1,884)	(1,444)
Funding agreements issuance	300	—	—
Borrowings of notes payable	—	600	—
Borrowings under short-term credit facilities	5,109	5,545	5,178
Repayments under short-term credit facilities	(5,037)	(6,011)	(4,977)
Net proceeds (payments) from securities sold under repurchase agreements	(16)	67	(98)
Cash dividends paid	(220)	(203)	(184)
Common stock transactions, net	(126)	(210)	(112)

Net cash provided by financing activities	566	810	888

Net increase in cash and cash equivalents	63	15	5
Cash and cash equivalents at beginning of period	87	72	67

Cash and cash equivalents at end of period	$150	$87	$72

Supplemental Cash Flow Information
Income taxes paid	$219	$83	$236

Interest paid	$68	$46	$37

See Notes to Consolidated Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Millions, Except Share Information)
December 31, 2005
Note 1.  Nature of Operations
Nature of Operations
     Jefferson-Pilot Corporation (with its subsidiaries, referred to as the Company) operates in the insurance, securities and broadcasting industries. Life insurance, annuities, disability and dental insurance are currently marketed to individuals and businesses in the United States through the Company’s principal life insurance subsidiaries: Jefferson-Pilot Life Insurance Company (JP Life), Jefferson Pilot Financial Insurance Company (JPFIC) and its subsidiary, Jefferson Pilot LifeAmerica Insurance Company (JPLA). Jefferson Pilot Securities Corporation (with related entities, JPSC) is a registered non-clearing broker/dealer that sells affiliated and non-affiliated variable life and annuity products and other investment products, including mutual funds, stocks, bonds and other investments. Collectively, these insurance and securities subsidiaries are referred to as JP Financial. Broadcasting operations are conducted by Jefferson-Pilot Communications Company (JPCC) and consist of radio and television broadcasting, through facilities located in strategically selected markets in the Southeastern and Western United States, and sports program production.
     On October 10, 2005, Lincoln National Corporation (“LNC”) and the Company announced that they had entered into a definitive merger agreement. At closing, the Company’s shareholders will receive 1.0906 shares of LNC common stock or $55.96 in cash for each share of the Company’s common stock, at their election but subject to proration. The aggregate amount of cash to be paid to the Company’s shareholders will equal $1.8 billion. This transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close at the beginning of the second quarter of 2006.
Note 2. Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting principles (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 11.
     Certain amounts in prior years have been reclassified to conform to the current year presentation.
First Quarter Earnings
     In the first quarter of 2005, the Company’s net income was impacted by management actions and claims experience, which when taken together increased pretax earnings and net income by $49 and $32 and affects the comparability of earnings results. Management reduced the rates for non-guaranteed cost of insurance bonuses (partial refunds) on certain older UL-type life insurance products. These bonuses are paid to certain policyholders at specified policy anniversaries for continuing coverage. Consequently, we recognized an accrual release, which increased cost of insurance charge revenue by $13 pretax, and a related unlocking of expected gross profits, which reduced amortization of value of business acquired by $16 pretax. Additionally, the Company experienced strong earnings emergence from favorable claims and reserve development in its group insurance business, primarily in the Canada Life block (see Note 14), reducing insurance and annuity benefits by $25 pretax, partially offset by $5 pretax of additional amortization of deferred policy acquisition costs.
Principles of Consolidation
     The consolidated financial statements include the accounts of Jefferson-Pilot Corporation and all other entities in which it has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.
     The accounting treatment for all of the Company’s equity investments depends upon the Company’s percentage of ownership and degree of management influence. The Company has two equity investments in which it owns less than 50%, but greater than 20%. The Company does not exercise control over either of these entities; therefore we do not consolidate them, but account for them using the equity method. The related carrying value on the consolidated balance sheets and equity in earnings on the income statement is not material.
     The following affiliated trusts are variable interest entities (VIEs): Jefferson-Pilot Capital Trust A, Jefferson-Pilot Capital Trust B and Jefferson-Pilot Life Funding Trust I. VIEs are defined by FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46-R). We are not the primary beneficiary of these affiliated trusts and do not have a controlling financial interest. Accordingly, under FIN 46-R, the accounts of these entities are not included in our consolidated financial statements.
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
Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, using the treasury stock method.
Debt and Equity Securities
     Debt and equity securities are classified as either securities held-to-maturity, which are stated at amortized cost and consist of securities the Company has the positive intent and ability to hold to maturity, or securities available-for-sale, which are stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs and value of business acquired. Fair value is based on quoted market prices from observable market data or estimated using an internal pricing matrix for privately placed securities when quoted market prices are not available. This matrix relies on management’s judgment concerning: 1) the discount rate used in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity. Under certain circumstances, we apply professional judgment and make adjustments based upon specific detailed information concerning the issuer.
     Dividend and investment income are recognized when earned. Amortization of premiums and accrual of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered to be other-than-temporary are recognized in realized gains and losses. See Note 4 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on dispositions of securities are determined by the specific-identification method.
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
Real Estate and Other Investments
     Real estate acquired by foreclosure is stated at the lower of depreciated cost or fair value less estimated costs to sell. Real estate not acquired by foreclosure is stated at cost less accumulated depreciation. Real estate, primarily buildings, is depreciated principally by the straight-line method over estimated useful lives ranging from 30 to 40 years. Accumulated depreciation was $63 and $59 at December 31, 2005 and 2004. Other investments, which consist primarily of S&P 500 Index® options and affordable housing tax credit investments, are stated at equity, fair value or the lower of cost or market, as appropriate.
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
Derivative Financial Instruments and Hedging Activities
     The Company uses derivatives to help manage exposure to certain equity and interest rate risks. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), requires companies to recognize all derivative instruments as either assets or liabilities in their consolidated balance sheets at fair value, which we classify within other investments on our consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged (i.e., as a fair value hedge or cash flow hedge). The Company accounts for changes in fair values of derivatives that are not part of a hedge or do not qualify for hedge accounting through investment income in the period of the change. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivative instruments is recognized in investment income during the period of the change. Effectiveness of the Company’s hedge relationships is assessed and measured on a quarterly basis.
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
     Deferred policy acquisition costs and the value of business acquired for variable life and annuity products are amortized incorporating the assumptions listed above for fixed products, except for interest spreads, but also incorporating mean reversion techniques. In calculating the estimated gross profits for these products, the Company utilizes a long-term total net return on assets of 8.0% and a five-year reversion period. The reversion period is a period over which a short-term return assumption is utilized to maintain the model’s overall long-term rate of return. The Company caps the reversion rate of return at 8.25% for one year and 10% for years two through five. Mean reversion techniques result in the application of reasonable yield assumptions to trend the long-term rate of return back to the assumed rate over a period of time following a historical deviation from the assumed long-term rate.
     The carrying amounts of deferred policy acquisition costs and value of business acquired are adjusted for the effect of non-credit-related realized gains and losses, credit-related gains, and the effects of unrealized gains and losses on debt securities classified as available-for-sale. Deferred policy acquisition costs and value of business acquired are not adjusted for the effect of credit-related losses, rather as a part of the investment income allocation process a charge, referred to as a default charge, is made against the investment income allocated to the Individual Products, Annuity and Investment Products, and Benefit Partners segments. The default charge is based upon the credit quality of the assets supporting each segment and is meant to replicate the expected credit losses that will emerge over an economic cycle. Through this mechanism, the Individual Products, Annuity and Investment Products, and Benefit Partners segments pay a relatively level charge to the Corporate and Other segment and in return are reimbursed when credit-related losses actually occur. See Note 6 for further discussion.
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
     Deferred policy acquisition costs and value of business acquired are reviewed periodically to determine that the unamortized portion does not exceed the expected recoverable amounts. No significant impairments occurred during the three years ending December 31, 2005.
Goodwill
     Goodwill (purchase price in excess of net assets acquired in a business combination) carrying amounts are regularly reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. No impairments occurred during the three years ending December 31, 2005.
Separate Accounts
     Separate account assets and liabilities represent variable annuity and variable universal life funds segregated for the benefit of the related policyholders who bear the investment risk of their account balances. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses in the separate accounts are excluded from the amounts reported in the consolidated statements of income. Fees charged on separate account policyholder account balances are included in universal life and investment product charges in the consolidated statements of income. The amounts of minimum guarantees or other similar benefits related to these policies are negligible.
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
Property and Equipment
     Property and equipment, which is included in other assets in the consolidated balance sheets, is stated at cost and depreciated principally by the straight-line method over estimated useful lives of 30 to 50 years for buildings, approximately 10 years for other property and equipment and 3 to 5 years for computer hardware and software. Accumulated depreciation was $247 and $223 at December 31, 2005 and 2004. Property and equipment is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In such cases, the cost basis of the property and equipment is reduced to fair value with the impairment loss being included in realized gains and losses.
Deferred Sales Inducements
     The Company has policies in force containing two primary types of sales inducements: 1) day-one bonuses on fixed annuities, which are in the form of either an increased interest rate for a stated period or an additional premium credit; and 2) persistency-related interest crediting bonuses. These bonuses are accrued over the period in which the policy must remain in force for the policyholder to qualify for the inducement. Capitalized sales inducements are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. The unamortized balance of our deferred sales inducement asset is reported in other assets within the consolidated balance sheets.
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
     Liabilities related to no-lapse guarantees (secondary guarantees) on universal life-type products are included in other policy liabilities within the consolidated balance sheets. These liabilities are calculated by multiplying the benefit ratio (present value of total expected secondary guarantee benefits over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred policy acquisition costs and value of business acquired. The accounting for secondary guarantee benefits impacts, and is impacted by, estimated future gross profits used to calculate amortization of deferred policy acquisition costs, value of business acquired, deferred sales inducements and unearned revenue.
Policyholder Contract Deposits
     Policyholder contract deposits consist of policy values that accrue to holders of universal life-type contracts and annuities other than portions carried in the separate accounts, discussed above. The liability is determined using the retrospective deposit method and is presented before deduction of potential surrender charges.
Policy and Contract Claims
     The liability for policy and contract claims consists of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported, which are based on historical experience adjusted for trends and circumstances. Management believes that the recorded liability is sufficient to provide for claims and the associated adjustment expenses incurred through the balance sheet date.
Funding Agreements
     Funding agreements consist of investment contracts, which back medium term notes sold by a life insurance subsidiary of the Company through investment banks to commercial investors. Accrued interest on the funding agreements is classified within other policy liabilities on our consolidated balance sheets.
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
Stock-Based Compensation
     The Company accounts for stock incentive awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and accordingly, recognizes no compensation expense for stock option awards to employees or directors when the option price is not less than the market value of the stock at the date of award. The Company recognizes expense utilizing the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), for stock options granted to non-employees, specifically agents.
     SFAS 123 requires the presentation of pro forma information as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The Company currently discloses the amortization of fair value of these grants over the explicit vesting period for participants, with acceleration at retirement. Beginning in 2006, expense will be recognized evenly up through the retirement eligibility date or immediately for participants already eligible for retirement. The following is a reconciliation of reported net income and pro forma information as if the Company had adopted the fair value expensing provisions of SFAS 123 for its employee and director stock option awards.

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$579	$546	$492
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5	8	6

Pro forma net income	$574	$538	$486

Earnings per share, as reported	$4.28	$3.96	$3.47
Pro forma earnings per share	$4.25	$3.90	$3.42

Earnings per share—assuming dilution, as reported	$4.25	$3.92	$3.44
Pro forma earnings per share—assuming dilution	$4.22	$3.86	$3.40
     As discussed later under New Accounting Pronouncements, the Company will adopt a new accounting method for stock-based compensation in 2006.
New Accounting Pronouncements
Accounting for Certain Hybrid Financial Instruments
     On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 eliminates the exemption from applying SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets. In cases in which a derivative would otherwise have to be bifurcated, this Statement allows the election of fair value measurement on an instrument-by-instrument basis at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event after the beginning of the first fiscal year that begins after September 15, 2006. The Statement is not expected to have an immediate impact on our consolidated financial condition or results of operations.
Terms of Loan Products That May Give Rise to a Concentration of Credit Risk
     On December 19, 2005, the FASB issued FASB Staff Position SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (FSP 94-6-1). FSP 94-6-1 was issued to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. It specifically addresses nontraditional loan products that give rise to a concentration of credit risk, such as interest-only loans. FSP 94-6-1 was effective as of December 19, 2005. The Company does not invest in significant amounts of nontraditional loan products and FSP 94-6-1 will not have an immediate impact on our disclosures.
Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on our consolidated financial condition and results of operations.
Accounting Changes and Error Corrections
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
Share-Based Payment
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123-R), which prescribes fair value expense recognition for stock options and is effective for interim and annual periods ending after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays our required effective date of SFAS 123-R to January 1, 2006. In August 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP 123R-1), which indefinitely defers the requirement of SFAS 123-R that a freestanding financial instrument originally subject to SFAS 123-R becomes subject to other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee of the entity. In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which allows the grant date of an award to be the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short time period from the date of approval, which is consistent with our current policy.
     In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123R-3), which provides an alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets could be written off under SFAS 123-R. The alternative method provides a simplified method to calculate the beginning pool of excess tax benefits and also provides a method of determining the subsequent impact on the pool of awards that are outstanding and fully or partially vested upon the adoption of SFAS 123-R. Finally, FSP 123R-3 also provides guidance on how to present excess tax benefits in the statement of cash flows when the alternative pool calculation is used. The guidance in FSP 123R-3 was effective on November 10, 2005. An entity that adopts Statement 123-R using either the modified retrospective or modified prospective methods described in SFAS 123-R may make a one-time election to adopt the transition method described in FSP 123R-3. An entity may take up to one year from the later of (1) its initial adoption of SFAS 123-R or (2) November 10, 2005, to evaluate its available transition alternatives and make its one-time election.
     In February 2006, the FASB issued FSP No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP 123R-4), which is effective upon adoption of SFAS 123-R. This FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as liability awards under SFAS 123-R unless the following requirements are met: (1) the contingent event that permits or requires cash settlement (a) is not considered probable of occurring and (b) is not within the control of the employee, and (2) the award includes no other features that would require liability classification. We do not award stock options or similar instruments that allow employees to elect cash settlement; therefore, FSP 123R-4 does not impact our consolidated financial statements.
     The Company plans to adopt the provisions of SFAS 123-R under the modified prospective method on January 1, 2006. Under this method, the fair value of all employee stock options vesting on or after the adoption date will be included in the determination of net income. The fair value of stock options will be estimated using an appropriate fair value option-pricing model considering assumptions for dividend yield, expected volatility, risk-free interest rate and expected life of the option. The fair value of the option grants will be amortized on a straight-line basis over the implicit service period of the employee, considering retirement eligibility. The adoption of SFAS 123-R will reduce our earnings per share similarly to what is illustrated in the pro forma disclosures discussed above. However, the consideration of retirement eligibility when determining the vesting period may affect this impact.
Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003
     On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (FSP 106-2). FSP 106-2 was issued to address accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) signed into law on December 8, 2003. This Act introduces a prescription drug benefit under Medicare beginning in 2006. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments. The Company adopted FSP 106-2 effective July 1, 2004 under the prospective application approach. Accordingly, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of that date to account for the subsidy and other effects of the Act. See Note 13 for further discussion.
The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
     In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required the accrual of income on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which indefinitely deferred the effective date of the other-than-temporary impairment provisions of EITF 03-1 related to interest rates and sector spreads until such time as the FASB issues further implementation guidance.
     In November 2005, the FASB issued FSP FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and nullifies certain requirements of EITF 03-1. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We believe our existing policies for recognizing other-than-temporary impairments are consistent with the guidance in FSP FAS 115-1; therefore, the adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial condition or results of operations. See Note 4 for discussion of investment impairments and related disclosures.
Employers’ Disclosures about Pensions and Other Postretirement Benefits
     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132-R) which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not require change in the measurement or recognition of those plans. This statement was effective for financial statements with fiscal years ending after December 15, 2003. See Note 13 for the related disclosures.
Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts
     In July 2003, the AcSEC issued SOP No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the SOP or SOP 03-1). The SOP addresses: (i) separate account presentation; (ii) accounting for an insurance company’s proportionate interest in separate accounts; (iii) transfers of assets from the general account to a separate account; (iv) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and (v) accounting for sales inducements. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of a change in accounting principle amounting to $17. Our cumulative effect related primarily to the establishment of additional policy liabilities for secondary guarantees contained in our newer products and accounting for sales inducements resident in certain of our older policies.
Accrual for an Unearned Revenue Liability
     In June 2004, the FASB issued FSP No. 97-1 “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual for an Unearned Revenue Liability” (FSP 97-1). FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 had no impact on the Company’s consolidated financial position or results of operations.

Consolidation of Variable Interest Entities
     The FASB issued FIN 46-R in December 2003. Under FIN 46-R, an enterprise consolidates a variable interest entity (VIE), as defined, if the enterprise absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46-R, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority voting interest in the entity. In accordance with FIN 46-R, effective December 31, 2003, the Company deconsolidated Jefferson Pilot Capital Trust A and Jefferson Pilot Capital Trust B (the Trusts), VIEs that issued $300 of redeemable preferred securities in private placement transactions in 1997. As a result of the deconsolidation of the Trusts, the consolidated balance sheets now reflect junior subordinated debentures purchased from the Company by the Trusts in 1997, which had previously been eliminated in consolidation. Interest expense on the junior subordinated debentures is presented as interest expense in the consolidated statements of income and is presented as an operating cash outflow on the consolidated statements of cash flow.
Note 3. Income Per Share of Common Stock
     The following table sets forth the computation of earnings per share before cumulative effect of change in accounting principle and earnings per share assuming dilution before cumulative effect of change in accounting principle.

	Year Ended December 31,
	2005	2004	2003

Numerators
Income before cumulative effect of change in accounting principle	$579	$563	$492

Denominators
Weighted-average shares outstanding	135,067,487	137,999,364	141,795,065
Effect of dilutive securities:
Employee, director and agent stock options	1,100,356	1,213,670	1,072,150

Weighted-average shares outstanding — assuming dilution	136,167,843	139,213,034	142,867,215

Earnings Per Share — Basic
Income before cumulative effect of change in accounting principle	$4.28	$4.08	$3.47

Earnings Per Share — Assuming Dilution
Income before cumulative effect of change in accounting principle	$4.25	$4.04	$3.44

     For the years ended December 31, 2005, 2004 and 2003, 598,430, 165,736 and 1,247,825 stock options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $51.10, $52.97 and $46.83 per share, were excluded from the computation of diluted earnings per share because the options, based upon the application of the treasury stock method, were anti-dilutive.

Note 4. Investments
Summary Cost and Fair Value Information
     Aggregate cost or amortized cost, aggregate fair value and gross unrealized gains and losses were as follows:

	December 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available-for-sale, carried at fair value
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$241	$7	$(1)	$247
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	1,225	33	(10)	1,248
Obligations of states and political subdivisions	62	5	—	67
Corporate obligations	16,994	542	(204)	17,332
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	1,297	21	(17)	1,301
Redeemable preferred stocks	9	2	—	11

Subtotal, debt securities	19,828	610	(232)	20,206
Equity securities	192	429	(1)	620

Securities available-for-sale	$20,020	$1,039	$(233)	$20,826

Held-to-maturity, carried at amortized cost
Obligations of state and political subdivisions	$5	$1	$—	$6
Corporate obligations	1,969	103	(13)	2,059

Debt securities held-to-maturity	$1,974	$104	$(13)	$2,065

	December 31, 2004
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Available-for-sale, carried at fair value
U. S. Treasury obligations and direct obligations of U.S. Government agencies	$253	$13	$—	$266
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	1,610	64	(4)	1,670
Obligations of states and political subdivisions	57	4	—	61
Corporate obligations	16,225	853	(51)	17,027
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	659	31	(2)	688
Redeemable preferred stocks	12	1	—	13

Subtotal, debt securities	18,816	966	(57)	19,725
Equity securities	201	449	—	650

Securities available-for-sale	$19,017	$1,415	$(57)	$20,375

Held-to-maturity, carried at amortized cost
Obligations of state and political subdivisions	$6	$1	$—	$7
Corporate obligations	2,363	153	(9)	2,507

Debt securities held-to-maturity	$2,369	$154	$(9)	$2,514

Contractual Maturities
     Aggregate amortized cost and aggregate fair value of debt securities as of December 31, 2005, according to maturity date, were as indicated below. Contractual maturity dates were utilized for all securities except for mortgage-backed securities, which were based upon estimated maturity dates. Actual future maturities may differ from the contractual maturities shown because the issuers of certain debt securities have the right to call or prepay the amounts due the Company, with or without penalty.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$488	$493	$182	$184
Due after one year through five years	4,097	4,174	691	708
Due after five years through ten years	8,818	8,854	716	750
Due after ten years through twenty years	3,119	3,241	315	344
Due after twenty years	3,222	3,361	70	79
Amounts not due at a single maturity date	75	72	—	—

	19,819	20,195	1,974	2,065
Redeemable preferred stocks	9	11	—	—

	$19,828	$20,206	$1,974	$2,065

Securities Lending
     In its securities lending program, the Company generally receives cash collateral in an amount that is in excess of the market value of the securities loaned. Market values of securities loaned and collateral are monitored daily, and additional collateral is obtained as necessary. The market value of securities loaned and collateral received amounted to $259 and $267 at December 31, 2005 and $5 and $5 at December 31, 2004.
Changes in Net Unrealized Gains on Securities
     Changes in amounts affecting net unrealized gains included in other comprehensive income, reduced by deferred income taxes, were as follows:

	Net Unrealized Gains (Losses)
	Debt	Equity
	Securities	Securities	Total

Net unrealized gains on securities available-for-sale as of December 31, 2002	$376	$221	$597

Change during year ended December 31, 2003:
Increase in stated amount of securities	13	89	102
Increase in deferred policy acquisition costs and value of business acquired	20	—	20
Increase in deferred income tax liabilities	(15)	(29)	(44)

Increase in net unrealized gains included in other comprehensive income	18	60	78

Net unrealized gains on securities available-for-sale as of December 31, 2003	394	281	675

Change during year ended December 31, 2004:
Increase (decrease) in stated amount of securities	22	(3)	19
Increase in deferred policy acquisition costs and value of business acquired	—	—	—
Decrease (increase) in deferred income tax liabilities	(8)	1	(7)

Increase (decrease) in net unrealized gains included in other comprehensive income	14	(2)	12

Net unrealized gains on securities available-for-sale as of December 31, 2004	408	279	687

Change during year ended December 31, 2005:
(Decrease) in stated amount of securities	(526)	(22)	(548)
Increase in deferred policy acquisition costs and value of business acquired	183	—	183
Decrease in deferred income tax liabilities	120	8	128

Decrease in net unrealized gains included in other comprehensive income	(223)	(14)	(237)

Net unrealized gains on securities available-for-sale as of December 31, 2005	$185	$265	$450

Net Investment Income
     The details of net investment income follow:

	Year Ended December 31,
	2005	2004	2003

Interest on debt securities	$1,324	$1,298	$1,317
Investment income on equity securities	27	29	25
Interest on mortgage loans	266	262	256
Interest on policy loans	52	51	50
Other investment income	64	68	42

Gross investment income	1,733	1,708	1,690
Investment expenses	(42)	(36)	(33)

Net investment income	$1,691	$1,672	$1,657

     Investment expenses include salaries, expenses of maintaining and operating investment real estate, real estate depreciation and other allocated costs of investment management and administration.
Realized Gains and Losses
     The details of realized investment gains (losses), including other-than-temporary impairments, follow:

	Year Ended December 31,
	2005	2004	2003

Common stocks	$19	$92	$14
Debt securities	(20)	(59)	(71)

Total securities	(1)	33	(57)

Real estate	4	(1)	—
Other	10	7	(4)
Amortization of deferred policy acquisition costs, value of business acquired and deferred sales inducements	(2)	2	14

Realized investment gains (losses)	$11	$41	$(47)

     See Note 6 for discussion of amortization of deferred policy acquisition costs, value of business acquired and deferred sales inducements.
     Information about total gross realized gains and losses on securities, including other-than-temporary impairments, follows:

	Year Ended December 31,
	2005	2004	2003

Gross realized:
Gains	$57	$138	$71
Losses	(58)	(105)	(128)

Realized gains (losses) on total securities	$(1)	$33	$(57)

     Information about gross realized gains and losses on available-for-sale securities, including other-than-temporary impairments, follows:

	Year Ended December 31,
	2005	2004	2003

Gross realized:
Gains	$52	$133	$56
Losses	(58)	(103)	(105)

Realized gains (losses) on available for sale securities	$(6)	$30	$(49)

Investment Concentration Risk and Impairment
     Investments in debt and equity securities include 1,791 issuers. Debt and equity securities include investments in Bank of America of $432 and $477 as of December 31, 2005 and 2004. No other corporate issuer represents more than one percent of investments.
     The Company uses repurchase agreements to meet various cash requirements. At December 31, 2005 and 2004, the amounts held in debt securities available-for-sale pledged as collateral for these borrowings were $469 and $489.
     As of December 31, 2005, the Company’s commercial mortgage loan portfolio was comprised of conventional real estate mortgages collateralized primarily by retail (32%), industrial (23%), office (20%), apartment (12%), and hotel (8%) properties. Our mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and loan-to-value relationships. Approximately 29% of stated mortgage loan balances as of December 31, 2005 are for properties located in South Atlantic states, approximately 21% are for properties located in Pacific states, approximately 13% are for properties located in West South Central states and approximately 10% are for properties located in Mountain states. No other geographic region represents as much as 10% of December 31, 2005 mortgage loans.
     At December 31, 2005 and 2004, the recorded investment in mortgage loans that were considered to be potentially impaired was $42 and $50. Delinquent loans outstanding as of December 31, 2005 and 2004 totaled $0 and $6. The related allowance for credit losses on all mortgage loans was $16 and $22 at December 31, 2005 and 2004. The average recorded investment in potentially impaired loans was $46, $56 and $64 during the years ended December 31, 2005, 2004 and 2003, on which interest income of $4, $1 and $6 was recognized.
     The Company sold certain securities that had been classified as held-to-maturity, due to significant declines in credit worthiness. The net amortized costs of sold securities were $1, $24, and $29 for 2005, 2004 and 2003. The realized gains on the sales of these securities, some of which were previously impaired, were $0, $1 and $9 for 2005, 2004 and 2003.
     The Company monitors its portfolio closely to ensure that all other-than-temporary impairments are identified and recognized in earnings as they occur. At December 31, 2005, 1,052 of the Company’s securities were in an unrealized loss position. The table below summarizes unrealized losses on all securities held by both asset class and length of time that a security has been in an unrealized loss position:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$40	$(1)	$19	$—	$59	$(1)
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	175	(4)	173	(6)	348	(10)
Obligations of states and political subdivisions	14	—	1	—	15	—
Corporate obligations	7,163	(134)	2,298	(83)	9,461	(217)
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	838	(13)	74	(4)	912	(17)
Redeemable preferred stock	—	—	3	—	3	—
Equity securities	620	(1)	—	—	620	(1)

Total temporarily impaired securities	$8,850	$(153)	$2,568	$(93)	$11,418	$(246)

	December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$14	$—	$56	$—	$70	$—
Federal agency issued mortgage-backed securities (including collateralized mortgage obligations)	149	(2)	144	(2)	293	(4)
Obligations of states and political subdivisions	11	—	2	—	13	—
Corporate obligations	1,590	(38)	1,734	(22)	3,324	(60)
Corporate private-labeled mortgage-backed securities (including collateralized mortgage obligations)	132	(2)	18	—	150	(2)
Redeemable preferred stock	—	—	4	—	4	—

Total temporarily impaired securities	$1,896	$(42)	$1,958	$(24)	$3,854	$(66)

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
     The table below summarizes the securities with unrealized losses in our debt portfolio as of December 31, 2005.

	Amortized	Fair	Unrealized
	Cost	Value	Losses	Percentage

90%-99%	$10,923	$10,701	$(222)	90.2%
80%-89%	92	79	(13)	5.3%
Below 80%	29	18	(10)	4.5%

	$11,044	$10,798	$(245)	100.0%

Note 5. Derivative Financial Instruments
     The fair values of the Company’s derivative instruments were $116 and $82 at December 31, 2005 and 2004 and are included in other investments in the consolidated balance sheets. At December 31, 2005 and 2004, the Company had no fair value hedges or hedges of net investments in foreign operations.
Cash Flow Hedging Strategy
     The Company uses interest rate swaps to convert floating rate investments to fixed rate investments. Interest is exchanged periodically on the notional value with the Company receiving the fixed rate and paying various short-term LIBOR rates on a net exchange basis. For the years ended December 31, 2005, 2004 and 2003 the ineffective portion of the Company’s cash flow hedging instruments, which is recognized in realized investment gains, was not significant. At December 31, 2005 and 2004 the maximum term of interest rate swaps that hedged floating rate investments was ten years.
     The Company also converts its floating rate funding agreements to a fixed rate using interest rate swaps. Concurrent with the issuance of its floating rate funding agreements in June 2005, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.
     In addition, the Company uses interest rate swaps to hedge anticipated purchases of assets that support the annuity line of business. As assets are purchased, the interest rate swap is unwound resulting in a realized gain (loss) which effectively offsets the change in the cost of the assets purchased to back annuities issued. The gain (loss) is amortized into income over time, resulting in an overall yield that is consistent with the Company’s pricing assumptions.
     Certain swaps serve as economic hedges but do not qualify for hedge accounting under SFAS 133. These swaps are marked to market through realized gains. The Company’s realized investment gains from these swaps were $1, $1 and $0 in 2005, 2004 and 2003.

     For the years ended December 31, 2005, 2004 and 2003 the Company recognized other comprehensive income related to cash flow hedges, net of taxes, of $(6), $(3) and $(5). The Company does not expect to reclassify a significant amount of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during 2006.
     For the years ended December 31, 2005, 2004 and 2003 the Company recognized $0, $0 and $4 in previously deferred losses as a result of sales of securities purchased through the use of cash flow hedges.
Other Derivatives
     The Company markets equity-indexed annuities. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and interest credited in equal and offsetting amounts. SFAS 133 requires that we calculate fair values of index options we will purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are reported in interest credited. Interest credited was decreased by $6, $3 and $1 in 2005, 2004 and 2003 for the changes in fair value of these liabilities.
     The Company also invests in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. These derivatives are marked-to-market through realized investment gains and were insignificant for 2005, 2004 and 2003.
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

Note 6. Deferred Policy Acquisition Costs, Value Of Business Acquired And Deferred Sales Inducement Asset
Deferred Policy Acquisition Costs
     Information about deferred policy acquisition costs follows:

	Year Ended December 31,
	2005	2004	2003

Beginning balance	$1,958	$1,771	$1,525
Cumulative effect of change in accounting principle	—	(28)	—
Group coinsurance assumed	—	37	—
Deferral:
Commissions	384	319	381
Other	144	123	120

	528	442	501
Amortization	(265)	(256)	(280)
Adjustment related to unrealized losses (gains) on debt securities available-for-sale	126	(8)	19
Adjustment related to realized losses (gains) on debt securities available-for-sale	(1)	—	6

Ending balance	$2,346	$1,958	$1,771

     See Note 14 for discussion of group coinsurance transaction.
Value of Business Acquired
     Information about value of business acquired follows:

	Year Ended December 31,
	2005	2004	2003

Beginning balance	$472	$459	$502
Cumulative effect of change in accounting principle	—	30	—
Deferral of commissions and accretion of interest	1	4	9
Amortization	(53)	(31)	(61)
Adjustment related to unrealized losses on debt securities available-for-sale	57	8	1
Adjustment related to realized losses (gains) on debt securities available-for-sale	(1)	2	8

Ending balance	$476	$472	$459

     Expected approximate amortization percentages relating to the value of business acquired for the next five years are as follows:

Amortization
Year	Percentage

2006	9.3%
2007	8.2%
2008	7.3%
2009	6.6%
2010	6.2%
     As discussed in Note 2, investment income allocated to the Individual Products, AIP and Benefit Partners segments is reduced by a default charge intended to replicate expected credit losses over an economic cycle. In 2003, the Company unlocked its deferred policy acquisition cost and VOBA models with respect to the default charge assumption, resulting in a favorable adjustment to realized gains and losses.
Deferred Sales Inducement Asset
     Information about the deferred sales inducement asset follows:

	Year Ended
	December 31,
	2005	2004

Beginning balance	$76	$—
Cumulative impact of adoption, including $30 reclassified from deferred policy acquisition costs	—	68
Additional amounts deferred	19	15
Amortization	(11)	(7)

Ending balance	$84	$76

Note 7. Policy Liabilities Information
Interest Rate Assumptions
     The liability for future policy benefits associated with ordinary life insurance policies was determined using initial interest rate assumptions ranging from 2.0% to 11.5% and, when applicable, uniform grading over 10 to 30 years to ultimate rates ranging from 2.0% to 6.5%. Interest rate assumptions for weekly premium, monthly debit and term life insurance products generally fall within the same ranges as those pertaining to ordinary life insurance policies.
     Credited interest rates for universal life-type products ranged from 3.0% to 9.0% in 2005, 2004 and 2003. The average credited interest rates for universal life-type products were 4.5%, 4.6 % and 5.0 % for 2005, 2004 and 2003. For annuity products, credited interest rates generally ranged from 2.8% to 8.8% in 2005, 3.0% to 8.0% in 2004 and 3.0% to 7.6% in 2003. The average credited interest rates for annuity products were 4.1%, 4.4% and 4.9% for 2005, 2004 and 2003.

Mortality and Withdrawal Assumptions
     Assumed mortality rates are generally based on experience multiples applied to select and ultimate tables commonly used in the industry. Withdrawal assumptions for individual life insurance policies are based on historical Company experience and vary by issue age, type of coverage and policy duration.
Accident and Health and Disability Insurance Liabilities Activity
     Activity in the liabilities for accident and health and disability benefits, including reserves for future policy benefits and unpaid claims and claim adjustment expenses, was as follows:

	2005	2004	2003

Balance as of January 1	$965	$630	$564
Less reinsurance recoverables	125	130	132

Net balance as of January 1	840	500	432

Reinsurance transaction (see Note 14)	—	253	—

Amount incurred:
Current year	588	589	408
Prior years	9	(24)	(1)

	597	565	407

Less amount paid:
Current year	296	293	224
Prior years	238	185	115

	534	478	339

Net balance as of December 31	903	840	500
Plus reinsurance recoverables	139	125	130

Balance as of December 31	$1,042	$965	$630

Balance as of December 31 included with:
Total future policy benefits	$3,148	$3,096
Less: Other future policy benefits	2,151	2,187

A&H future policy benefits	997	909

Total policy and contract claims	223	232
Less: Other policy and contract claims	178	176

A&H policy and contract claims	45	56

Total A&H reserves	$1,042	$965

     The Company uses estimates for determining its liability for accident and health and disability benefits, which are based on historical claim payment patterns and attempt to provide for the inherent variability in claim patterns and severity. In 2005, the amount incurred for accident and health and disability benefits related to prior years was negatively impacted by claims termination experience in our long-term disability business. In 2004, the amount incurred for accident and health and disability benefits related to prior years was favorably impacted by claims termination experience in our long-term disability business. Actual claims experience emerged favorably in 2003.

Funding Agreements
     In June 2005, a life insurance subsidiary of the Company established a program for an unconsolidated special purpose entity, Jefferson-Pilot Life Funding Trust I (the Trust), to sell medium-term notes through investment banks to commercial investors. The notes are backed by funding agreements issued by this subsidiary. The funding agreements are investment contracts that do not subject the subsidiary to mortality or morbidity risk. The medium-term notes issued by the Trust are exposed to all the risks and rewards of owning the funding agreements that collateralize them. The funding agreements issued to the Trust are classified as a component of policy liabilities within the consolidated balance sheets. As spread products, funding agreements generate profit to the extent that the rate of return on the investments earned exceeds the interest credited and other expenses.
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
SOP 03-1 Policy Liabilities
     At December 31, 2005 and 2004 the amount of SOP 03-1 policy liabilities included within other policy liabilities on the consolidated balance sheets were $90 and $42.
Note 8. Debt
Commercial Paper and Revolving Credit Borrowings
     The Company has entered into a bank credit agreement for unsecured revolving credit, under which the Company has the option to borrow at various interest rates. The current agreement, as amended on May 7, 2004, aggregates $348, which is available until May 2007. This credit agreement principally supports the issuance of commercial paper. As of December 31, 2005, outstanding commercial paper had various maturities, with none in excess of 120 days. The Company can issue commercial paper with maturities of up to 270 days. In the event the Company is not able to remarket commercial paper at maturity, the Company has sufficient liquidity, consisting of the bank credit agreement, liquid assets, such as equity securities, and other resources to retire these obligations. The weighted-average interest rates for commercial paper borrowings outstanding of $260 and $188 at December 31, 2005 and 2004 were 4.31% and 2.30%.
Notes Payable and Debentures
     In January 2004, the Company issued $300 of 4.75% 10-year term notes and $300 of floating rate EXtendible Liquidity Securities® (EXLs). The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. As of December 31, 2005, the EXLs had a maturity of November 2006 subject to periodic extension through 2011. The proceeds from the debt issuance were used to support the Canada Life transaction and to pay down commercial paper while rebalancing the mix of fixed and floating rate debt and short and long term maturities in the Company’s capital structure.
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

Maturities
     The maturities of our borrowings outstanding at December 31, 2005, including securities sold under repurchase agreements, are as follows:

2006	$1,012
2007 — 2010	—
2011 and after	609

Total	$1,621

Letter of Credit
     In conjunction with the establishment of an intercompany reinsurance subsidiary, we obtained a $500 letter of credit facility. The credit agreement will provide credit enhancement for the subsidiary’s reinsurance obligations. JP is a guarantor under the letter of credit facility. At December 31, 2005, we had not reinsured any reserves to this subsidiary.
Note 9. Stockholders’ Equity
Common Stock
     Changes in the number of shares outstanding are as follows:

	Year Ended December 31,
	2005	2004	2003

Shares outstanding, beginning	136,819,214	140,610,540	142,798,768
Shares issued under stock option plans	734,544	1,576,874	1,390,372
Shares reacquired	(3,175,500)	(5,368,200)	(3,578,600)

Shares outstanding, ending	134,378,258	136,819,214	140,610,540

Shareholders’ Rights Plan
     Under a shareholders’ rights plan, one common share purchase right is attached to each share of the Company’s common stock. The plan becomes operative in certain events involving an offer for or the acquisition of 15% or more of the Company’s common stock by any person or group. Following such an event, each right, unless redeemed by the Company’s Board, entitles the holder (other than the acquiring person or group) to purchase for an exercise price of $156.67 an amount of common stock of the Company (or in the discretion of the Board, preferred stock, debt securities, or cash), or in certain circumstances stock of the acquiring company, having a market value of twice the exercise price. Approximately 134 million shares of common stock are currently reserved for the amended rights plan. The rights expire on February 8, 2009 unless extended by the Board, and are redeemable by the Board at a price of 0.30 cents per right at any time before they become exercisable.
     In October 2005 the rights plan was amended such that the proposed merger transaction discussed in Note 1 will not trigger the plan.
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
     A total of 10,202,948 shares are available for issuance pursuant to outstanding or future awards as of December 31, 2005. The option price is never less than the market value of the Company’s common stock on the award date. Options are exercisable for periods determined by the Committee, not to exceed ten years from the award date, and vest immediately or over periods as determined by the Committee. Restricted and unrestricted stock grants are limited to 10% of the total shares reserved for the Plan. This plan will terminate as to further awards on May 3, 2009, unless terminated earlier by the Board.
     All employee stock options outstanding as of December 31, 2005 will vest upon closing of the proposed merger with LNC.
Non-Employee Directors’ Plan
     Under the Non-Employee Directors’ Stock Option Plans, 844,152 shares of the Company’s common stock are reserved for issuance pursuant to outstanding or future awards as of December 31, 2005. Nonqualified stock options are automatically awarded, at market prices on specified award dates. The options vest over a period of one to three years, and terminate ten years from the date of award, but are subject to earlier vesting or termination under certain circumstances. The current plan will terminate as to further option awards on March 31, 2008, unless terminated earlier by the Board.
     All director stock options outstanding as of December 31, 2005 will vest upon closing of the proposed merger with LNC.

Summary Stock Option Activity
     Summarized information about the Company’s stock option activity follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
	Options	Per Share	Options	Per Share	Options	Per Share

Outstanding beginning of year	9,001,181	$42.08	9,657,303	$38.80	9,952,806	$37.01
Granted	1,279,533	49.87	1,612,900	52.30	1,378,550	38.49
Exercised	(814,374)	34.13	(1,752,756)	32.54	(1,525,590)	26.30
Forfeited and expired	(42,364)	48.37	(516,266)	45.07	(148,463)	51.53

Outstanding end of year	9,423,976	$43.78	9,001,181	$42.08	9,657,303	$38.80

Exercisable at end of year	7,469,937	$42.25	7,444,427	$40.85	7,427,496	$37.54

Weighted-average fair value of options granted during the year	$9.40		$10.84		$8.80

     The following table summarizes certain stock option information at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price

$23.83 - $25.72	540,616	1.0	$25.63	540,616	$25.63
$32.33 - $35.96	1,258,650	3.3	34.98	1,258,650	34.98
$36.00 - $46.17	2,284,139	4.4	40.13	2,107,638	40.33
$46.55 - $52.98	5,340,571	6.4	49.25	3,563,033	48.48

	9,423,976		$43.78	7,469,937	$42.25

     These tables include 516,382 outstanding and 333,135 exercisable stock options held by life insurance agents. These are five-year options with most vesting based on future production. Forfeitures on agent options have been much higher than on other options. These options are expensed upon vesting in accordance with SFAS 123.
     Fair values were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rates of 3.9%, 3.8% and 3.7%; volatility factors of the expected market price of the Company’s common stock of 0.21, 0.22 and 0.24; and a weighted-average expected life of the options of 7.8 years, 7.4 years and 7.2 years for 2005, 2004 and 2003. An expected dividend yield of 3.28%, 2.95% and 2.57% was assumed for grants made in 2005, 2004 and 2003.

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
     A comparison of net income and statutory capital and surplus of the life insurance subsidiaries determined on the basis of SAP to net income and stockholders’ equity of these life insurance subsidiaries on the basis of GAAP was as follows:

	2005	2004	2003

Statutory Accounting Practices
Net income for the year ended December 31	$381	$295	$424

Statutory capital and surplus as of December 31	$1,996	$1,930	$1,774

Generally Accepted Accounting Principles
Net income for the year ended December 31	$526	$445	$450

Stockholders’ equity as of December 31	$4,548	$4,553	$4,244

     Prior to its acquisition, Guarantee Life Insurance Company (Guarantee, which was subsequently merged into JPFIC) converted from a mutual form to a stock life company. In connection with that conversion, Guarantee agreed to segregate certain assets to provide for dividends on participating policies using dividend scales in effect at the time of the conversion, providing that the experience underlying such scales continued. The assets allocated to the participating policies, including revenue there from, will accrue solely to the benefit of those policies. The assets and liabilities relating to these participating policies amounted to $321 and $333 at December 31, 2005 and $323 and $342 at December 31, 2004. The excess of liabilities over the assets represents the total estimated future earnings expected to emerge from these participating policies.

     Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. The NAIC and the Life and Health Actuarial Task Force recently approved statutory reserving practices under Actuarial Guideline 38 (referred to as “AXXX” or the “Guideline”) that will require us, and other companies, to record higher AXXX reserves on new sales during a 21-month period beginning July 1, 2005, followed by a long-term change to reserving methods for these products. Under these reserving practices we established approximately $77 of additional statutory reserves ($45 after-tax reduction in surplus) over the second half of 2005. As of December 31, 2005, the life insurance subsidiaries’ adjusted capital and surplus exceeded their authorized control level RBC.
     The insurance statutes of the states of domicile limit the amount of dividends that the life insurance subsidiaries may pay annually without first obtaining regulatory approval. The limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made within the preceding twelve months. Depending on the timing of payments, approximately $387 of dividends could be paid to the ultimate parent by the life insurance subsidiaries in 2006 without regulatory approval.
     Some states require life insurers to maintain a certain value of securities on deposit with the state in order to conduct business in that state. Our insurance subsidiaries had securities totaling $25 on deposit with various states in 2005 and 2004 which are reported in debt securities within our consolidated balance sheets.
Note 12. Income Taxes
     Income taxes reported were as follows:

	Year Ended December 31,
	2005	2004	2003

Current expense	$191	$193	$127
Deferred expense	97	84	119

Income tax expense before cumulative effect of change in accounting principle	288	277	246
Income tax effect of change in accounting for long-duration contracts	—	(9)	—

Total income tax expense	$288	$268	$246

     A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	Year ended December 31,
	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest and dividends received deduction	(1.2)	(1.2)	(1.2)
Affordable housing credits	(0.6)	(0.4)	—
Other, net	—	(0.4)	(0.5)

Effective income tax rate	33.2%	33.0%	33.3%

     The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Difference in policy liabilities	$509	$518
Deferred compensation	39	37
Differences in investment bases	14	—
Other deferred tax assets	24	40

Gross deferred tax assets	586	595

Deferred tax liabilities:
Net unrealized gains on securities and other	235	368
Deferral of policy acquisition costs and value of business acquired	800	659
Deferred gain recognition for income tax purposes	32	37
Differences in investment bases	—	47
Depreciation differences	37	40
Other deferred tax liabilities	37	33

Gross deferred tax liabilities	1,141	1,184

Net deferred income tax liability	$555	$589

     Federal income tax returns for 2000 through 2003 are currently under examination. In the opinion of management, recorded income tax liabilities adequately provide for our expected liability on all remaining open years.
     Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” The Company set aside approximately $107 of untaxed “Policyholders’ Surplus.” The prior federal income tax law states that no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. No related deferred tax liability has been recognized for the potential tax, which would have approximated $37. The American Jobs Creation Act of 2004 allows for the Policyholders’ Surplus to be distributed during a specific time period without being subjected to tax. The distributions must be made no later than December 31, 2006. As of December 31, 2005, the Company’s subsidiaries had distributed $105 as a dividend and intend to payout the remaining $2 in 2006.
     At December 31, 2005 and 2004, the Company had accrued approximately $32 for liabilities primarily related to pending settlements on the definition of life insurance and other life insurance product tax issues. Our currently payable income taxes were reduced by $5, $12 and $10 in 2005, 2004 and 2003 related to the exercise of stock options by employees and agents.

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
     Information regarding pension plans is as follows:

	Year Ended
	December 31,
	2005	2004

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$405	$361
Service cost	16	15
Interest cost	24	22
Actuarial loss	31	26
Benefits paid	(34)	(19)

Projected benefit obligation at end of year	442	405

Change in plan assets:
Fair value of assets at beginning of year	397	369
Actual return on plan assets	17	47
Transfer in	—	(1)
Employer contribution	16	1
Benefits paid	(34)	(19)

Fair value of assets at end of year	396	397

Funded status of the plans	(46)	(8)
Unrecognized net loss	58	15
Unrecognized transition net asset	—	(1)
Unrecognized prior service cost	—	1

Net amount recognized	$12	$7

Amounts recognized consist of:
Prepaid benefit cost	$23	$27
Accrued benefit cost	(30)	(37)
Intangible asset	1	2
Accumulated other comprehensive income	18	15

Net amount recognized	$12	$7

     The accumulated benefit obligation for all defined benefit pension plans was $399 and $372 at December 31, 2005 and 2004.
     The Company uses a December 31 measurement date for its pension and post-retirement plans. Past service costs and unrecognized gains and losses are amortized over the average remaining service period of employees expected to receive benefits under the plan.

     The amounts included within other comprehensive income related to the increase in the minimum pension liability were $2 and $9, net of taxes for 2005 and 2004.
Information for Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31,
	2005	2004

Projected benefit obligation	$38	$39
Accumulated benefit obligation	30	37
Fair value of plan assets	—	—
Components of Net Periodic Benefit Cost

	Year Ended
	December 31,
	2005	2004	2003

Service cost	$16	$15	$13
Interest cost	24	22	21
Expected return on plan assets	(31)	(31)	(31)
Amortization of net transition asset	(1)	(1)	(1)
Amortization of prior service cost	—	1	1
Amortization of net loss	3	1	(2)

Net periodic benefit cost	$11	$7	$1

Assumptions

	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
     The assumption for long-term rate of return on assets is derived from historical returns on investments of the types in which pension assets are invested. A range of assumptions for long-term rate of return is projected for benchmarks representing each asset class. The upper and lower range limits are based on optimistic and pessimistic assumptions, respectively, and reflect historical returns that are adjusted to reflect factors that might cause future experience to differ from the past, differences between the benchmarks and the plans’ assets, and the effects of asset smoothing. The adjusted rates of return are weighted by target allocations for each asset class to derive limits for a range of overall long-term gross rates of return. Within this range, one rate of return is selected as the best estimate. From that rate the Company subtracts an estimate of expenses, and the result is the basis for the assumed long-term rate of return on assets.
     The assumption for discount rate is based upon an evaluation of specific plan attributes using cash flow analysis. The weighted average duration of the projected cash flows for the plans was used to select an appropriate AA-rated bond interest rate. The discount rate assumption declined in 2005 and 2004 as a result of the low interest rate environment experienced in the past few years.
Plan Assets
     The Company’s pension plans weighted-average asset allocations by asset category were as follows based on fair value:

	December 31,
Asset Category	2005	2004

Equity securities	72%	73%
Debt securities	27	26
Other	1	1

Total	100%	100%

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
Contributions
     Estimated contributions to pension plans during 2006 are $0 for qualified plans and $3 to $7 for nonqualified plans.
Benefit Payments
     The expected benefit payments for the Company’s pension plans for the years indicated are as follows:

2006	$20
2007	20
2008	21
2009	21
2010	24
2011 through 2015	142
Other Postretirement Benefit Plans
     The Company sponsors contributory health care and life insurance benefit plans for eligible retired employees, qualifying retired agents and certain surviving spouses. The Company contributes to a welfare benefit trust from which future benefits will be paid. The Company accrues the cost of providing postretirement benefits other than pensions during the employees’ active service period. The non-pension postretirement expense was $2 in 2005, 2004 and 2003.

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
Defined Contribution Plans
     Defined contribution retirement plans cover most employees and full time agents. The Company matches a portion of participant contributions and makes profit sharing contributions to a fund that acquires and holds shares of the Company’s common stock. The Company also contributes to accounts in two plans in which full time agents participate. Most plan assets are invested under a group variable annuity contract issued by JP Life. Expenses were $3, $4 and $2 during 2005, 2004 and 2003.
Note 14. Reinsurance
     The insurance subsidiaries attempt to reduce exposure to significant individual claims by reinsuring portions of certain individual life insurance policies and annuity contracts written. They reinsure the portion of individual life insurance risks in excess of their retention, which ranges from $0.4 to $2.1 for various individual life and annuity products. They also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.
     JPFIC reinsures certain insurance business written prior to 1995 with affiliates of Household International, Inc. on a coinsurance basis. Balances are settled monthly, and the reinsurers compensate JPFIC for administrative services related to the reinsured business. The amount due from reinsurers in the consolidated balance sheets includes $784 and $828 due from the Household affiliates at December 31, 2005 and 2004.
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
     As of December 31, 2005 and 2004, JPFIC also had a reinsurance recoverable of $70 and $73 from a single reinsurer, pursuant to a 50% coinsurance agreement. JPFIC and the reinsurer are joint and equal owners in $193 of securities and short-term investments as of December 31, 2005 and 2004, 50% of which is included in investments in the consolidated balance sheets.
     Reinsurance contracts do not relieve an insurer from its primary obligation to policyholders. Therefore, the failure of a reinsurer to discharge its reinsurance obligations could result in a loss to the subsidiaries. The subsidiaries regularly evaluate the financial condition of their reinsurers and monitor concentrations of credit risk related to reinsurance activities. No credit losses have resulted from the reinsurance activities of the subsidiaries during the three years ended December 31, 2005.

     The life insurance subsidiaries generally assume portions of the life and accident and health risks underwritten by certain other insurers on a limited basis. In March 2004, the Company acquired (via a reinsurance transaction) substantially all of the in-force U.S. group life, disability and dental business of The Canada Life Assurance Company (Canada Life), an indirect subsidiary of Great-West Lifeco Inc. Upon closing, Canada Life ceded, and the Company assumed, approximately $400 of policy liabilities. The Company also received assets, primarily comprised of cash, in support of those liabilities. The deferred policy acquisition costs recorded in the transaction are being amortized over 15 years, representing the expected premium-paying period of the blocks of policies acquired. An intangible asset of $25, attributable to the value of the distribution system acquired in the transaction, was recorded in other assets within the consolidated balance sheets and is being amortized over 30 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity. The revenues and benefits and expenses associated with these blocks are presented in the Company’s consolidated statements of income in a manner consistent with the Company’s accounting policies. Most of the business assumed has subsequently been rewritten to our own policy forms such that the Company is now the direct writer of this business.
     The effects of reinsurance on premiums and other considerations, universal life and investment product charges and total benefits were as follows:

	Year Ended December 31,
	2005	2004	2003

Premiums and other considerations direct	$1,415	$1,200	$1,029
Premiums and other considerations assumed	13	164	2
Less premiums and other considerations ceded	72	71	80

Net premiums and other considerations	$1,356	$1,293	$951

Universal life and investment product charges direct	$924	$850	$798

Less universal life and investment product charges ceded	141	118	107

Net universal life and investment product charges	$783	$732	$691

Benefits direct	$2,578	$2,371	$2,227
Benefits assumed	(34)	155	6
Less reinsurance recoveries	227	239	228

Net benefits	$2,317	$2,287	$2,005

     The negative benefits assumed amount in 2005 was a result of lapsation within the Canada Life block.
Note 15. Segment Information
     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Individual Products, Annuity and Investment Products (AIP), Benefit Partners, Communications, and Corporate and Other. Within the Individual Products segment, the Company offers a wide array of individual life insurance products including variable life insurance. Approximately 60%, 56%

and 58% of Individual Products life insurance sales were attributable to products with secondary guarantee benefits for 2005, 2004 and 2003. AIP offers both fixed and variable annuities, as well as other investment products. Approximately 76%, 81% and 56% of AIP sales were attributable to equity-indexed annuities for 2005, 2004 and 2003. The potential for a regulation requiring broker/dealer supervision over sales of equity-indexed annuities, as suggested by the NASD, has impacted the marketplace for these products. Benefit Partners offers group non-medical products such as term life, disability income and dental insurance to the employer marketplace. Various insurance and investment products are currently marketed to individuals and businesses in the United States. The Communications segment consists principally of radio and television broadcasting operations located in strategically selected markets in the Southeastern and Western United States, and sports program production. The Corporate and Other segment includes activities of the parent company and passive investment affiliates, default charges as discussed in Note 2, surplus of the life insurance subsidiaries not allocated to other reportable segments including earnings thereon, financing expenses on Corporate debt, federal and state income taxes not otherwise allocated to other reportable segments, and all of the Company’s realized gains and losses. Surplus is allocated to the Individual Products, AIP and Benefit Partners reportable segments based on risk-based capital formulae which give consideration to asset/liability and general business risks, as well as the Company’s strategies for managing those risks. Various distribution channels and/or product classes related to the Company’s individual life, annuity and investment products and group insurance have been aggregated in the Individual Products, AIP and Benefit Partners reporting segments.
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
     The following table summarizes financial information of the reportable segments:

	December 31,
	2005	2004

Assets
Individual Products	$19,672	$18,776
AIP	10,794	10,504
Benefit Partners	1,937	1,839
Communications	224	223
Corporate and Other	3,451	3,763

Total assets	$36,078	$35,105

	Year Ended December 31,
	2005	2004	2003

Revenues
Individual Products	$1,821	$1,780	$1,774
AIP	732	718	694
Benefit Partners	1,279	1,202	820
Communications	247	239	214
Corporate and Other	130	122	118

	4,209	4,061	3,620
Realized investment gains (losses), before taxes	11	41	(47)

Total revenues	$4,220	$4,102	$3,573

Total reportable segment results and reconciliation to net income
Individual Products	$316	$302	$309
AIP	83	76	85
Benefit Partners	87	71	51
Communications	58	54	46
Corporate and Other	28	33	32

Total reportable segment results	572	536	523
Realized investment gains (losses), net of taxes	7	27	(31)

Income before cumulative effect of change in accounting principle	579	563	492
Cumulative effect of change in accounting for long-duration contracts, net of taxes	—	(17)	—

Net income	$579	$546	$492

Net investment income (expense)
Individual Products	$897	$900	$914
AIP	595	593	587
Benefit Partners	97	89	64
Communications	1	(2)	(2)
Corporate and Other	101	92	94

Total net investment income	$1,691	$1,672	$1,657

	Year Ended December 31,
	2005	2004	2003

Amortization of deferred policy acquisition costs and value of business acquired
Individual Products	$209	$207	$195
AIP	66	53	46
Benefit Partners	43	27	100

Amortization reflected in total reportable segment results	318	287	341
Amortization on realized investment gains (losses)	2	(2)	(14)

Amortization of deferred policy acquisition costs and value of business acquired	$320	$285	$327

Income tax expense (benefit)
Individual Products	$159	$156	$163
AIP	43	40	46
Benefit Partners	47	38	27
Communications	37	36	29
Corporate and Other	(2)	(7)	(3)

Total income tax expense in reportable segment results	284	263	262
Income tax expense (benefit) on realized investment gains (losses)	4	14	(16)

Income tax expense before cumulative effect of change in accounting principle	288	277	246
Tax on cumulative effect of change in accounting principle	—	(9)	—

Total income tax expense	$288	$268	$246

     Default charges paid to the Corporate and Other segment by Individual, AIP and Benefit Partners were $25, $13, $2 for 2005; $23, $14, $2 for 2004; and $20, $10, $1 for 2003.
     The Company allocates depreciation expense to Individual Products, AIP and Benefit Partners, but the related fixed assets are contained in the Corporate and Other segment. In addition, the Company allocates income tax expense to Individual Products, AIP and Benefit Partners, but the related liabilities are contained in the Corporate and Other segment. Substantially all borrowings and related interest expense are contained in the Corporate and Other segment.

Note 16. Other ComprehensiveIncome
     The components of other comprehensive income, along with related tax effects, are as follows:

	Unrealized
	Gains
	(Losses)
	on	Derivative	Additional
	Available-	Financial	Minimum
	for-Sale	Instruments	Pension
	Securities	Gains (Losses)	Liability	Total

Balance at December 31, 2002	$597	$13	$—	$610
Unrealized holding gains arising during period, net of $23 tax expense	46	—	—	46
Change in fair value of derivatives, net of $2 tax benefit	—	(5)	—	(5)
Less: reclassification adjustment
Losses realized in net income, net of $17 tax benefit	(32)	—	—	(32)

Balance at December 31, 2003	675	8	—	683
Unrealized holding gains arising during period, net of $15 tax expense	32	—	—	32
Change in minimum pension liability, net of $6 tax benefit	—	—	(9)	(9)
Change in fair value of derivatives, net of $2 tax benefit	—	(3)	—	(3)
Less: reclassification adjustment
Gains realized in net income, net of $10 tax expense	20	—	—	20

Balance at December 31, 2004	687	5	(9)	683
Unrealized holding losses arising during period, net of $130 tax benefit	(241)	—	—	(241)
Change in minimum pension liability, net of $1 tax benefit	—	—	(2)	(2)
Change in fair value of derivatives, net of $3 tax benefit	—	(6)	—	(6)
Less: reclassification adjustment
Losses realized in net income, net of $2 tax benefit	(4)	—	—	(4)

Balance at December 31, 2005	$450	$(1)	$(11)	$438

Note 17. DisclosuresAbout FairValueOf FinancialSInstruments
     The carrying values and fair values of financial instruments as of December 31 are summarized as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Debt securities available-for-sale	$20,206	$20,206	$19,725	$19,725
Debt securities held-to-maturity	1,974	2,065	2,369	2,514
Equity securities available-for-sale	620	620	650	650
Mortgage loans	3,982	4,193	3,667	3,854
Policy loans	833	914	839	926
Derivative financial instruments	116	116	82	82

Financial Liabilities
Annuity contract liabilities in accumulation phase	9,038	8,306	8,733	8,325
Funding agreements	301	301	—	—
Commercial paper and revolving credit borrowings	260	260	188	188
Securities sold under repurchase agreements	452	452	468	468
Junior subordinated debentures	309	320	309	309
Notes payable	600	589	600	597
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
     The fair value of the funding agreements approximates the carrying value since interest is based on a variable rate. The above carrying and fair value amounts at December 31, 2005 include $1 in accrued interest.
     The fair values of commercial paper and revolving credit borrowings approximate their carrying amounts due to their short-term nature. Similarly, the fair value of the liability for securities sold under repurchase agreements approximates its carrying amount, which includes accrued interest.
     The fair value of the junior subordinated debentures was determined based on discounted cash flows using the Company’s current incremental borrowing rates and also considering costs associated with call options on these debentures.
     Notes payable is comprised of $300 of EXtendible Liquidity Securities® (EXLs) that have variable interest rates; therefore carrying value approximates market value for these securities. The remainder of notes payable represents 10-year notes, the fair market value of which was determined by market quotes for these notes in the secondary market.
Note 18. CommitmentsAndContingent Liabilities
     The Company routinely enters into commitments to extend credit in the form of mortgage loans and to purchase certain debt instruments for its investment portfolio in private placement transactions. The fair value of outstanding commitments to fund mortgage loans and to acquire debt securities in private placement transactions, which are not reflected in the consolidated balance sheets, approximated $29 at December 31, 2005.
     The Company leases electronic data processing equipment and field office space under noncancelable operating lease agreements. The lease terms range from one to seven years. Neither annual rent nor future rental commitments are significant.
     JPCC has commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights as of December 31, 2005. The Company also has commitments to sell a portion of the sports programming rights to other entities and advertising contracts with customers for the airing of commercials, over the same period. In the second quarter of 2005, JPCC executed an agreement that gives JP Sports and its broadcasting partner 50/50 television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 seasons. Through 2005, JPCC has held the football rights individually. The table below summarizes these commitments and revenues including its broadcast partner’s portion and estimates for those that are not yet finalized:

	Commitments	Revenues	Net

2006	$67	$57	$10
2007	63	41	22
2008	58	37	21
2009	48	32	16
2010	41	30	11
2011	38	32	6
Thereafter	11	—	11

Total	$326	$229	$97

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
          (b) There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          (c) Management’s Assessment of Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appear on pages 66 and 67 of this Annual Report.
Item 9B. Other Information
          This information is furnished with respect to Form 8-K, Item 1.01, Entry into a Material Definitive Agreement.
          On November 1, 2005 the Compensation Committee of our Board of Directors took action to amend our Executive Change in Control Severance Plan (Exec. Plan) to delay the payment of benefits for six months where required by Internal Revenue Code Section 409A, with interest at an annual rate of 10%, and to provide that any benefits provided under any Separation Pay Plan that might be adopted would be offset against benefits otherwise payable under the Exec. Plan (reducing the interest).
          On February 12, 2006, the Compensation Committee approved and adopted a Separation Pay Plan covering executives and other officers, which did not provide any additional benefits for executives but permitted payment of limited benefits in the first six months after termination of employment.

PART III
Item 10. Directors and Executive Officers of the Registrant
          We incorporate by reference the information regarding directors and executive officers under the headings “Proposal I — Election of Directors” and “Stock Ownership — Section 16(a) beneficial ownership reporting compliance” in our 2006 definitive Proxy Statement to be filed for the May 2006 annual shareholders meeting (Proxy Statement). In the event we do not file the Proxy Statement by April 30, we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K. We also incorporate the information regarding Executive Officers set forth in Part I above.
          Our Board of Directors has determined that George W. Henderson, III is an “audit committee financial expert” as defined by applicable SEC rules. Mr. Henderson is independent under applicable SEC rules.
          We have adopted a Code of Ethics for Financial Officers which applies to our chief executive officer, chief financial officer and chief accounting officer. This code is available on our website, www.jpfinancial.com, under Investors. We intend to promptly post any amendments to or waivers of this Code at this location on our website. We also have posted our Corporate Governance Principles, our Committee Charters and other governance materials on our website. You can obtain a copy of this code or other governance materials by writing to our corporate secretary at our principal executive office address.
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

Equity Compensation Plan Information
This table provides information as of December 31, 2005 about shares of our common stock that may be issued under our equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	issued Upon Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Excluding Shares in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	9,423,976	$43.78	1,623,124 (2)
Equity compensation plans not approved by shareholders(3)	0	0	0

(1)	Option shares in column (a) approximated 7.0% of outstanding shares, and available shares in column (c) approximated 1.2% of outstanding shares.

(2)	Of these shares available for future awards, 1,204,830 are available under the Long Term Stock Incentive Plan (LTS) and 418,294 are available under the Non-Employee Directors’ Stock Option Plan. Shares covered by options that terminate unexercised, and any shares tendered to pay for an option exercise or withheld for taxes, will be available for future option grants under the respective plan. The LTS permits awards other than options, such as restricted stock up to 10% of the shares reserved, and our LTIP payouts as described in our Proxy Statement are made 50% in common shares from the LTS shares shown in column (c).

(3)	Our directors’ fee deferral plan is not an equity compensation plan because there is no share reserve, overhang or dilution and fee deferrals are promptly used by the grantor trust to buy shares in the open market for later payout after directors leave the Board as described in our proxy statement.
Item 13. Certain Relationships and Related Transactions
          We incorporate by reference the information under the headings “Certain Transactions” and “Is the Compensation Committee Independent” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
          We incorporate by reference the information under the heading “Audit Committee Report” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) This portion of Item 15 appears in a separate section of this report. See the index on page F-1. The List and Index of Exhibits appears on pages E-1 — E-2 of this report.
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

JEFFERSON-PILOT CORPORATION Registrant

/s/ Dennis R. Glass

BY (SIGNATURE) (NAME AND TITLE)	Dennis R. Glass

President and Chief Executive Officer
(also signing as Principal Executive Officer and Director)
DATE	March 14, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theresa M. Stone

Theresa M. Stone
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
March 14, 2006

/s/ Reggie D. Adamson

Reggie D. Adamson
Senior Vice President and Treasurer
(Principal Accounting Officer)
March 14, 2006

/s/ William H. Cunningham*

William H. Cunningham, Director
March 14, 2006

/s/ Robert G. Greer*

Robert G. Greer, Director
March 14, 2006

/s/ George W. Henderson, III*

George W. Henderson, III
March 14, 2006

/s/ Gary C. Kelly*

Gary C. Kelly
March 14, 2006

/s/ Elizabeth Valk Long*

Elizabeth Valk Long
March 14, 2006

/s/ William P. Payne*

William P. Payne, Director
March 14, 2006

/s/ Patrick S. Pittard*

Patrick S. Pittard, Director
March 14, 2006

/s/ Donald S. Russell, Jr.*

Donald S. Russell, Jr., Director
March 14, 2006

/s/ David A. Stonecipher*

David A. Stonecipher, Director
March 14, 2006

/s/ Isaiah Tidwell*

Isaiah Tidwell, Director
March 14, 2006

*By /s/ Robert A. Reed

Robert A. Reed, Attorney-in-Fact
March 14, 2006

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries are included in Item 8.
     Consolidated Balance Sheets — December 31, 2005 and 2004
     Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements — December 31, 2005
     The following consolidated financial statement schedules of Jefferson-Pilot Corporation and subsidiaries are included in Item 15.
     All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005
In millions

Column A	Column B	Column C	Column D
			Amount
			at Which
			Shown in the
		Fair	Consolidated
Type of Investment	Cost (a)	Value	Balance Sheet
Debt securities:
Bonds and other debt instruments:
United States Treasury obligations and direct obligations of U. S. Government agencies	$241	$247	$247
Federal agency issued collateralized mortgage obligations	1,225	1,248	1,248
Obligations of states, municipalities and political subdivisions (b)	67	73	72
Obligations of public utilities (b)	4,006	4,155	4,128
Corporate obligations (b)	14,957	15,236	15,173
Corporate private-labeled collateralized mortgage obligations	1,297	1,301	1,301
Redeemable preferred stocks	9	11	11

Total debt securities	21,802	22,271	22,180

Equity securities:
Common stocks:
Public utilities	111	130	130
Banks, trust and insurance companies	60	451	451
Industrial and all other	20	37	37
Non-redeemable preferred stocks	1	2	2

Total equity securities	192	620	620

Mortgage loans on real estate (c)	3,998		3,982
Other real estate held for investment	124		124
Policy loans	833		833
Other long-term investments	252		252

Total investments	$27,201		$27,991

a.	Cost of debt securities is original cost, reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums/accrual of discounts. Cost of equity securities is original cost. Cost of mortgage loans on real estate and policy loans represents aggregate outstanding balances. Cost of real estate acquired by foreclosure is the originally capitalized amount, reduced by applicable depreciation. Cost of other real estate held for investment is depreciated original cost.

b.	Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” A portion of bonds and debt securities are recorded as investments held-to-maturity at amortized cost and a portion are recorded as investments available-for-sale at fair value.

c.	Differences between cost reflected in Column B and amounts at which shown in the consolidated balance sheet reflected in Column D result from valuation allowances.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED BALANCE SHEETS OF JEFFERSON-PILOT CORPORATION
In millions, except share information

	December 31,
	2005	2004
ASSETS
Cash and investments:
Cash and cash equivalents	$64	$2
Investment in subsidiaries	5,786	5,688

Total cash and investments	5,850	5,690
Other assets	12	12

Total assets	$5,862	$5,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commerical paper and revolving credit borrowings	$260	$188
Notes payable, subsidiaries	703	587
Notes payable, other	600	600
Junior subordinated debentures	309	309
Payables and accruals	24	39
Dividends payable	56	52
Income taxes receivable	(10)	(7)
Deferred income tax liabilities	3	—

Total liabilities	1,945	1,768

Commitments & contingent liabilities
Stockholders’ equity:
Common stock, par value $1.25 per share, authorized: 2005 and 2004 - 350,000,000; issued: 2005 - 134,378,258 shares; 2004 - 136,819,214 shares	186	180
Retained earnings, including equity in undistributed net income of subsidiaries 2005 - $3,121, 2004-$2,780	3,293	3,071
Accumulated other comprehensive income	438	683

Total stockholders’ equity	3,917	3,934

Total liabilities and stockholders’ equity	$5,862	$5,702

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF INCOME
OF JEFFERSON-PILOT CORPORATION
In millions

	Year Ended December 31,
	2005	2004	2003
Income:
Dividends from subsidiaries:
Jefferson-Pilot Life Insurance Company	$89	$10	$130
Jefferson Pilot Financial Insurance Company	170	154	96
Jefferson-Pilot Communications Company	49	53	38
Other subsidiaries	—	72	8

	308	289	272
Other investment income, including interest from subsidiaries, net	1	(2)	2
Realized investment losses	—	(2)	(2)

Total income	309	285	272
Financing costs	84	65	45
Other expenses	24	20	25

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	201	200	202
Income tax benefits	(37)	(32)	(34)

Income before equity in undistributed net income (loss) of subsidiaries	238	232	236

Equity in undistributed net income (loss) of subsidiaries:
Jefferson-Pilot Life Insurance Company	148	197	35
Jefferson Pilot Financial Insurance Company	78	49	165
Jefferson-Pilot Communications Company	9	2	7
Other subsidiaries, net	106	66	49

	341	314	256

Net income	$579	$546	$492

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF CASH FLOWS
OF JEFFERSON-PILOT CORPORATION
In millions

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$579	$546	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(341)	(314)	(256)
Realized investment losses	—	2	2
Change in accrued items and other adjustments, net	(24)	(6)	110

Net cash provided by operating activities	214	228	348

Cash flows from investing activities:
Sales of investments	—	—	4
Other returns from (investments in) subsidiaries	—	(115)	250

Net cash provided by (used in) investing activities	—	(115)	254

Cash flows from financing activities:
Cash dividends	(220)	(203)	(184)
Common stock transactions, net	(126)	(210)	(112)
Proceeds from external borrowings	5,109	6,145	5,178
Repayments of external borrowings	(5,037)	(6,011)	(4,977)
Borrowings from subsidiaries, net	122	155	(229)

Net cash used in financing activities	(152)	(124)	(324)

Net increase (decrease) in cash and cash equivalents	62	(11)	278
Cash and cash equivalents (overdrafts):
Beginning	2	13	(265)

Ending	$64	$2	$13

See Note to Condensed Financial Statements.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE II — NOTE TO CONDENSED FINANCIAL STATEMENTS
OF JEFFERSON-PILOT CORPORATION
Note 1. Basis of Presentation and Significant Accounting Policies
     The accompanying financial statements comprise a condensed presentation of financial position, results of operations, and cash flows of Jefferson-Pilot Corporation (the “Company”) on a separate-company basis. These condensed financial statements do not include the accounts of the Company’s majority-owned subsidiaries, but instead include the Company’s investment in those subsidiaries, stated at amounts which are substantially equal to the Company’s equity in the subsidiaries’ net assets. Therefore, the accompanying financial statements are not those of the primary reporting entity. The consolidated financial statements of the Company and its subsidiaries are included in the Form 10-K for the year ended December 31, 2005.
     Additional information about: 1) accounting policies pertaining to investments and other significant accounting policies applied by the Company and its subsidiaries; 2) debt; and 3) commitments and contingent liabilities are as set forth in Notes 2, 8 and 18, respectively, to the consolidated financial statements of Jefferson-Pilot Corporation and subsidiaries which are included in the Form 10-K for the year ended December 31, 2005.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Years Indicated — In millions

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy	Future Policy	Deferred
	Acquisition	Future Policy	Revenue and	Other Policy
	Costs and Value	Benefits and	Premiums	Claims and	Premiums
	of Business	Contract	Collected	Benefits	and Other
Segment	Acquired	Deposits (a)	in Advance	Payable (b)	Considerations
As of or Year Ended December 31, 2005
Individual Products	$2,345	$14,103	$480	$753	$145
AIP	360	10,697	—	1	1,182
Benefit Partners	114	785	7	245	—
Corporate and Other	3	19	—	2	29

Total	$2,822	$25,604	$487	$1,001	$1,356

As of or Year Ended December 31, 2004
Individual Products	$1,998	$13,642	$378	$723	$152
AIP	325	10,428	—	2	1
Benefit Partners	105	695	5	265	1,113
Corporate and Other	2	25	—	3	27

Total	$2,430	$24,790	$383	$993	$1,293

As of or Year Ended December 31, 2003
Individual Products	$1,847	$13,077	$303	$603	$171
AIP	320	9,849	—	—	—
Benefit Partners	61	370	4	206	756
Corporate and Other	2	20	—	3	24

Total	$2,230	$23,316	$307	$812	$951

Column A	Column G	Column H	Column I	Column J
			Amortization
			of Deferred
			Policy
		Benefits,	Acquisition
		Claims,	Costs and
	Net	Losses and	Value of	Other
	Investment	Settlement	Business	Operating
Segment	Income	Expenses	Acquired	Expenses (c)
As of or Year Ended December 31, 2005
Individual Products	$897	$1,023	$209	$112
AIP	595	404	66	137
Benefit Partners	97	861	43	241
Communications	1	—	—	17
Corporate and Other	101	29	—	75

Total	$1,691	$2,317	$318	$582

As of or Year Ended December 31, 2004
Individual Products	$900	$993	$207	$122
AIP	593	426	53	122
Benefit Partners	89	841	27	225
Communications	(2)	—	—	149
Corporate and Other	92	27	—	70

Total	$1,672	$2,287	$287	$688

As of or Year Ended December 31, 2003
Individual Products	$914	$986	$195	$121
AIP	587	417	46	100
Benefit Partners	64	576	100	65
Communications	(2)	—	—	141
Corporate and Other	94	26	—	62

Total	$1,657	$2,005	$341	$489

a.	Future policy benefits and policyholder contract deposits include funding agreements.

b.	Other policy claims and benefits payable include dividend accumulations and other policyholder funds on deposit, policy and contract claims (life and annuity and accident and health), dividends for policyholders and other policy liabilities.

c.	Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income. Such expenses amounted to $42 in 2005, $36 in 2004, and $33 in 2003.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE FOR THE YEARS INDICATED
In millions

Column A	Column B	Column C	Column D	Column E	Column F
					Percentage
					of
					Amount
		Ceded to	Assumed		Assumed
		Other	From Other		to
	Gross Amount	Companies	Companies	Net Amount	Net(a)
Year Ended December 31, 2005:
Life insurance in force at end of year	$320,573	$63,405	$3,256	$260,424	1.3%
Premiums and other considerations	$1,415	$72	$13	$1,356	1.0%

Year Ended December 31, 2004:
Life insurance in force at end of year	$312,825	$60,007	$5,022	$257,840	1.9%
Premiums and other considerations	$1,200	$71	$164	$1,293	12.7%

Year Ended December 31, 2003:
Life insurance in force at end of year	$269,163	$58,797	$1,966	$212,332	0.9%
Premiums and other considerations	$1,029	$80	$2	$951	0.2%

(a)	Percentage of amount assumed to net is computed by dividing the amount in Column D by the amount in Column E.

JEFFERSON-PILOT CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005
In millions

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged
	Beginning of	to Realized	Charged to		Balance at
	Period	Investment Gains	Other Accounts	Deductions	End of Period
2005:
Valuation allowance for mortgage loans on real estate	$22	$(6)	$—	—		$16

Valuation allowance for uncollectible agents balances	1	—	—	—		1

					$
Total	$23	$(6)	$—	—		$17

2004:
Valuation allowance for mortgage loans on real estate	$36	$(14)	$—	—		$22

Valuation allowance for uncollectible agents balances	1	—	—	—		1

					$
Total	$37	$(14)	$—	—		$23

2003:
Valuation allowance for mortgage loans on real estate	$36	$—	$—	—		$36

Valuation allowance for uncollectible agents balances	1	—	—	—		1

					$
Total	$37	$—	$—	—		$37

LIST AND INDEX OF EXHIBITS

Reference
Per Exhibit
Table		Description of Exhibit	Page
(3)	(i)	Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to Form 10-Q (Commission file no. 1-5955) for the first quarter 1996	—

	(ii)	By-laws as amended November 3, 2003 are incorporated by reference to Form 10-K for 2003	—

(4)	(i)	Agreement and Plan of Merger dated as of October 9, 2005 is included in Form 8-K for October 9, 2005, and Amendment No. 1 to Agreement and Plan of Merger dated as of January 26, 2006 among Jefferson-Pilot Corporation, Lincoln National Corporation, an Indiana corporation, Quartz Corporation, a North Carolina corporation, and Lincoln JP Holdings, L.P., an Indiana limited partnership, is included in Form 8-K for January 26, 2006; both are incorporated by reference	—

	(ii)	Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, Amendment to Rights Agreement dated February 8, 1999 was included in Form 8-K for February 8, 1999 (Commission file no. 1-5955); and Second Amendment to Rights Agreement dated as of October 9, 2005 was included in Form 8-K for October 9, 2005; all are incorporated by reference	—

	(iii)	Credit agreements and other agreements and instruments relating to debt securities issued by or borrowings available to the Registrant, are not being filed because the total amount of borrowing available under credit agreements or amount of debt securities authorized by any other agreement or instrument respectively does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of any such agreements and documents to the Commission upon request	—

(10)		See item 4(i) above for our merger agreement and amendment The following contracts and plans:

	(i)	Employment Agreement between the Registrant and Dennis R. Glass, our Chief Executive Officer, dated December 6, 2003, and Amendment No. 1 to Employment Agreement, dated March 23, 2005, are incorporated by reference to Form 10-K for 2003, and to Form 10-Q for the third quarter 2005, respectively	—
E-1

Reference
Per Exhibit
Table		Description of Exhibit	Page
	(ii)	Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Form 10-K for 2004; the summaries of the long term incentive compensation awards and payments (LTIP) on pages 10 and 14 of the March 2005 Proxy Statement are incorporated by reference	—

	(iii)	Non-Employee Directors’ Stock Option Plan, as amended in February 2005 is incorporated by reference to Form 10-K for 2004	—

	(iv)	Jefferson-Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Form 10-K for 1999 (Commission file no. 1-5955); the Executive Special Supplemental Benefit Plan, which now operates under this Plan, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1994	—

	(v)	Management Incentive Compensation Plan for Jefferson-Pilot Corporation and its insurance subsidiaries is incorporated by reference to Form 10-K for 2002; description of the bonus program for executives is incorporated by reference to the March 2003 Proxy Statement	—

	(vi)	Deferred Fee Plan for Non-Employee Directors, as amended, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998	—

	(vii)	Executive Change in Control Severance Plan and the 1999 amendment thereto are incorporated by reference to Forms 10-K (Commission file no. 1-5955) for 1998 and 1999, respectively, and the November 1, 2005 amendment to the Plan is being filed	E-3

	(viii)	Separation Pay Plan adopted February 12, 2006	E-4

	(ix)	Summary of non-employee director compensation is incorporated by reference to Form 10-K for 2005	—

	(x)	Forms of stock option terms for non-employee directors are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—

	(xi)	Forms of stock option terms for officers are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—

	(21)	Subsidiaries of the Registrant	E-6

	(23)	Consent of Independent Auditors	E-7

	(24)	Power of Attorney form	E-8

	(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	E-9

	(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	E-10

	(32)	Written Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-11
E-2