Form 10-K/A
period 2005-12-31
JEFFERSON PILOT CORP
filed 2006-03-23
CIK 53347

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

Documents Incorporated by Reference
     Portions of the definitive Proxy Statement to be filed for the May 1, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III unless the Proxy Statement is not filed by April 30, in which case the registrant will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.
     List of Exhibits appears on page E-1.

AMENDMENT NO. 1 OVERVIEW
We are filing Amendment No. 1 (this “Amendment”) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which was originally filed on March 14, 2006, to amend Part IV, Item 15 of our 2005 Form 10-K for the sole purpose of amending and restating (1) the Index to Exhibits and (2) Exhibit 23, Consent of Ernst & Young LLP (“Ernst & Young”).
Exhibit 23 to our 2005 Form 10-K inadvertently failed to include a consent to the incorporation by reference in Lincoln National Corporation’s Form S-4 Registration Statement (333 -130226) of Ernst & Young’s reports included in our 2005 Form 10-K.
No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of our 2005 Form 10-K. This Amendment does not reflect events occurring after March 14, 2006, the date of the original filing of our 2005 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON-PILOT CORPORATION Registrant

BY (SIGNATURE)	/s/ Theresa M. Stone

Executive Vice President and Chief Financial Officer
(NAME AND TITLE)	Theresa M. Stone
DATE	March 23, 2006

LIST AND INDEX OF EXHIBITS

Reference
Per Exhibit
Table		Description of Exhibit	Page
(3)	(i)	Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to Form 10-Q (Commission file no. 1-5955) for the first quarter 1996	—

	(ii)	By-laws as amended November 3, 2003 are incorporated by reference to Form 10-K for 2003	—

(4)	(i)	Agreement and Plan of Merger dated as of October 9, 2005 is included in Form 8-K for October 9, 2005, and Amendment No. 1 to Agreement and Plan of Merger dated as of January 26, 2006 among Jefferson-Pilot Corporation, Lincoln National Corporation, an Indiana corporation, Quartz Corporation, a North Carolina corporation, and Lincoln JP Holdings, L.P. is included in Form 8-K for January 26, 2006; both are incorporated by reference	—

	(ii)	Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, Amendment to Rights Agreement dated February 8, 1999 was included in Form 8-K for February 8, 1999 (Commission file no. 1-5955); and Second Amendment to Rights Agreement dated as of October 9, 2005 was included in Form 8-K for October 9, 2005; all are incorporated by reference	—

	(iii)	Credit agreements and other agreements and instruments relating to debt securities issued by or borrowings available to the Registrant, are not being filed because the total amount of borrowing available under credit agreements or amount of debt securities authorized by any other agreement or instrument respectively does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of any such agreements and documents to the Commission upon request	—

(10)		See item 4(i) above for our merger agreement and amendment The following contracts and plans:

	(i)	Employment Agreement between the Registrant and Dennis R. Glass, our Chief Executive Officer, dated December 6, 2003, and Amendment No. 1to Employment Agreement, dated March 23, 2005, are incorporated by reference to Form 10-K for 2003, and to Form 10-Q for the third quarter 2005, respectively	—

E-1

	(ii)	Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Form 10-K for 2004; the summaries of the long term incentive compensation awards and payments (LTIP) on pages 10 and 14 of the March 2005 Proxy Statement are incorporated by reference	—

	(iii)	Non-Employee Directors’ Stock Option Plan, as amended in February 2005 is incorporated by reference to Form 10-K for 2004,	—

	(iv)	Jefferson-Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Form 10-K for 1999 (Commission file no. 1-5955); the Executive Special Supplemental Benefit Plan, which now operates under this Plan, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1994	—

	(v)	Management Incentive Compensation Plan for Jefferson-Pilot Corporation and its insurance subsidiaries is incorporated by reference to Form 10-K for 2002; description of the bonus program for executives is incorporated by reference to the March 2003 Proxy Statement.	—

	(vi)	Deferred Fee Plan for Non-Employee Directors, as amended, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998	—

	(vii)	Executive Change in Control Severance Plan and the 1999 amendment thereto are incorporated by reference to Forms 10-K (Commission file no. 1-5955) for 1998 and 1999, respectively, and the November 1, 2005 amendment to the Plan is being filed (previously filed)

	(viii)	Separation Pay Plan adopted February 12, 2006 (previously filed)	—

	(ix)	Summary of non-employee director compensation is incorporated by reference to Form 10-K for 2005	—

	(x)	Forms of stock option terms for non-employee directors are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—

	(xi)	Forms of stock option terms for officers are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—

(21)		Subsidiaries of the Registrant (previously filed)

(23)		Consent of Independent Auditors	E-3

(24)		Power of Attorney form (previously filed)	—

(31.1)		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	E-4

(31.2)		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	E-5

(32)		Written Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6

E-2