Form 10-K/A
period 2005-12-31
JEFFERSON PILOT CORP
filed 2006-05-01
CIK 53347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
AMENDMENT NO. 2
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-5955
JEFFERSON-PILOT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

100 North Greene Street,
North Carolina	Greensboro, North Carolina 27401	56-0896180
(State or Other Jurisdiction of	(Address of Principal	(I.R.S. Employer
Incorporation or Organization)	Executive Offices)	Identification No.)
Registrant’s Telephone Number, Including Area Code: 336-691-3000
Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of Each Class	on Which Registered
Common Stock (Par Value $1.25)	Delisted after merger
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2005 was approximately $6.8 billion. At March 28, 2006, 135.1 million shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Documents Incorporated by Reference
     List of Exhibits appears on page E-1.

AMENDMENT NO. 2 OVERVIEW
We are filing Amendment No. 2 (this “Amendment”) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which was originally filed on March 14, 2006, to amend Part III to provide certain required information. In the 2005 Form 10-K, we said that we were incorporating by reference into Part III certain portions of the definitive Proxy Statement to be filed for the May 1, 2006 Annual Meeting of Shareholders, unless the Proxy Statement was not filed by April 30, in which case we said we would amend the 2005 Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.
No other revisions or amendments have been made to any other portion of our 2005 Form 10-K. This Amendment does not reflect any other events occurring after March 14, 2006, the date of the original filing of our 2005 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events except where specifically described in this Amendment No. 2 to reflect our April 3, 2006 merger with and into an acquisition subsidiary of Lincoln National Corporation (the “Lincoln merger”). In addition, currently-dated certifications from our Chief Executive Officer and Acting Chief Financial Officer and the Consent of our independent accountants have been included as exhibits to this Amendment.
Note that a Form 15 was filed with the Commission on April 6, 2006, deregistering the Corporation under the Securities Exchange Act of 1934. Trading in JP stock on the stock exchanges ended on March 31, 2006, and the stock is no longer registered on any stock exchange.
The disclosures in this Amendment are generally written in the present tense to reflect the circumstances at March 31 prior to the Lincoln merger.

Board of Directors
As of March 31, 2006, immediately before the Lincoln merger, our Board had eleven directors, divided into three classes whose terms end in successive years. The table below presents certain information about these directors.
Term expiring 2008 — Class I

William Porter Payne age 58 Director since 1993	Partner in Gleacher Partners LLC (investment banking and asset management), Atlanta, GA since July 2000; previously Vice Chairman, PTEK Holdings, Inc. and Chairman of its subsidiary Orchestrate.Com; President and Chief Executive Officer, Atlanta Committee for the Olympic Games from 1991 to 1997

David A. Stonecipher age 65 Director since 1993	Chairman of the Board of the Corporation since May 1998; also an executive officer until his retirement on December 31, 2004 and Chief Executive Officer to February 2004 from March 1993; also President until November 2001

Isaiah Tidwell age 61 Director since 2005	Georgia Wealth Management Director and Executive Vice President of Wachovia Bank, N.A., Atlanta, GA from September 2001 through February 2005; President, Georgia Banking and Executive Vice President of Wachovia Bank from July 1999 to September 2001
Term expiring 2006 — Class II

William H. Cunningham age 62 Director since 1986	Professor, The University of Texas at Austin since June 2000; formerly Chancellor, The University of Texas System; also Chief Executive Officer of IBT Technologies, Inc. from December 2000 to September 2001. IBT, an eLearning infrastructure startup company, filed Chapter 7 bankruptcy in December 2001 and was liquidated.

Robert G. Greer age 71 Director since 1975	Vice Chairman, Bank of Texas, Houston, TX since October 2002; previously Chairman of the Bank of Tanglewood, N.A.

Elizabeth Valk Long age 55 Director since 2002	Tequesta, FL; former Executive Vice President of Time, Inc. (publishing) from 1995 to July 2001; previously publisher and then President of Time Magazine

Donald S. Russell, Jr. age 66 Director since 1977	Attorney in sole practice in Columbia, SC
Term expiring 2007 — Class III

Dennis R. Glass age 56 Director since 2004	President and Chief Executive Officer of the Corporation since March 1, 2004; President and Chief Operating Officer from November 2001 to February 2004; Executive Vice President, Chief Financial Officer and Treasurer from 1993 to November 2001

George W. Henderson, III age 57 Director since 1995	Former Chairman and Chief Executive Officer, Burlington Industries, Inc. (manufacturer of textile products), Greensboro, NC from 1995 to November 2003. Burlington filed for bankruptcy protection under Chapter 11 in late 2001 to transition and modify its business model in the highly competitive textile business.

Gary C. Kelly age 51 Director since 2005	Chief Executive Officer and Vice Chairman of the Board, Southwest Airlines Co. since 2004; previously Executive Vice President and Chief Financial Officer from 2001 to 2004 and Vice President and Chief Financial Officer from 1989 to 2001.

Patrick S. Pittard age 60 Director since 1998	Distinguished Executive in Residence, Terry Business School, University of Georgia since 2002; Chairman, President and Chief Executive Officer of Heidrick & Struggles International, Inc. (executive search firm) from 1997 to 2001

(1)	Our directors are also directors of other publicly held companies and investment companies in addition to the directorships shown in the table: Mr. Cunningham, Hayes Lemmerz International, Inc., Introgen Therapeutics, Inc., a number of John Hancock mutual funds, LIN TV Corp., and Southwest Airlines Co; Mr. Greer, BOK Financial Corp.; Mr. Henderson, Bassett Furniture Industries, Inc. and Propex Fabrics Inc.; Ms. Long, Belk, Inc., The J.M. Smucker Company and Steelcase Inc.; Mr. Payne, Anheuser Busch, Inc., Cousins Properties, Inc. and Crown Crafts, Inc.; Mr. Pittard, a number of Artisan mutual funds; Mr. Stonecipher, Bassett Furniture Industries, Inc.; and Mr. Tidwell, Lance, Inc. and Ruddick Corporation.
Our two newest directors, Gary Kelly and Isaiah Tidwell, were first recommended by other independent directors.
Our Audit Committee members are directors Russell (Chairman), Henderson, Kelly and Tidwell. All members of the Committee were determined by our Board to be independent directors under New York Stock Exchange listing standards and other applicable rules.
Director compensation
Cash. Directors who are not our employees receive an annual retainer of $40,000, and a meeting fee of $2,000 for each Board meeting and $1,000 for each Committee meeting they attend. The Committee meeting fee is $500 for a Committee meeting held in connection with a Board meeting. Audit Committee members receive an additional annual retainer of $5,000 in lieu of regular meeting fees but the Committee’s Chairman may call for payment of a $1,000 meeting fee for any meeting annually in excess of eight that consumes at least 30 minutes. Our Lead Director and Committee chairpersons receive an additional annual retainer of $10,000. Our directors do not receive fees for the execution of written consents in lieu of Board or Committee meetings. We reimburse directors for travel, lodging and meal expenses when they travel to meetings.
Our directors may elect to defer receipt of some or all cash directors’ fees. Deferred accounts are credited, at the director’s election, with either phantom units for our common stock, or interest at rates representative of market rates. Deferred accounts are unfunded and are paid out in shares of common stock, or cash for the interest rate option, in up to ten annual installments after the director leaves the Board. A grantor trust buys in the open market and holds JP common stock equal to the phantom units in deferred fee accounts.
Stock Options. Our non-employee directors receive non-discretionary stock option awards, each exercisable at the fair market value of JP common stock on the award date. All directors receive an annual option award for 7,500 shares on the first regular quarterly Board meeting date in each year. A new director immediately receives an option to purchase shares having a face value of $175,000. The first annual option then is prorated for months served by a new director. The Non-Employee Directors’ Stock Option Plan was approved by our shareholders in 2004. All outstanding options are now vested due to the Lincoln merger except the February 2006 options held by directors who have become directors of Lincoln.

In his capacity as Board Chairman, Mr. Stonecipher will receive continued office and secretarial support, and access to company aircraft for business purposes, plus up to 25 hours (down from 50) per year of flight time for personal use, with imputation of taxable income for any such use. He will forego regular Board compensation including retainer, meeting fees and stock options while serving in this capacity. The terms of this continued service are subject to change or termination at any time by the Compensation Committee of our Board.
Stock Ownership

Shares Beneficially Owned
Name	On March 31, 2006(1)(2)

Directors:
William H. Cunningham	78,942
Dennis R. Glass	1,184,554
Robert G. Greer	72,619
George W. Henderson, III	76,790
Gary C. Kelly	9,213
Elizabeth Valk Long	39,755
William Porter Payne	88,203
Patrick S. Pittard	82,548
Donald S. Russell, Jr.	63,292
David A. Stonecipher	3,071,922 (3)
Isaiah Tidwell	4,479

Other executive officers named in compensation table:
Robert D. Bates	247,899
Theresa M. Stone	439,744
Warren H. May	147,086
Donald L. McDonald	64,863
Directors, and executive officers as a group (17 persons)	5,632,779

(1)	The individuals have sole voting and investment power over the shares, except that for Mr. Stonecipher 14,750 shares are held by his wife, and he has no authority to vote these shares. The shares reported include shares held for each officer under our 401(k) plan, share equivalent units under the directors’ fee deferral plan as follows: Mr. Cunningham, 9,887 shares; Mr. Henderson, 16,022 shares: Ms. Long, 5,094 shares; Mr. Payne, 8,289 shares; Mr. Pittard, 9,881 shares; and Mr. Tidwell, 887 shares; and the following shares which the individuals had the right to acquire within 60 days through the exercise of options (we have included all options that vested and became exercisable upon the Lincoln merger): employee plan: Mr. Stonecipher, 2,852,500; Mr. Glass, 1,091,875; Ms. Stone, 422,500; Mr. Bates, 228,326; Mr. May, 140,000; and Mr. McDonald, 63,800; non-employee director plan: Mr. Pittard, 69,375 shares; Messrs. Cunningham and Payne, 67,686 shares; Mr. Greer, 67,593 shares; Mr. Henderson, 60,093 shares; Mr. Russell, 45,000 shares; Ms. Long, 33,661 shares; Mr. Kelly, 9,213 shares; and Mr. Tidwell, 3,490 shares; and the group (both option plans), 5,603,506 shares.

(2)	None of the individuals reported beneficial ownership of more than 1% of the total shares outstanding, except that including exercisable options Mr. Stonecipher is deemed to beneficially own 2.3%. The beneficial ownership for the group including exercisable options is 4.5% of the total shares outstanding.

(3)	Mr. Stonecipher also reported that a private (family) charitable foundation for which he is the investment manager owns 22,797 shares, but he has no economic interest in these shares and disclaims beneficial ownership of these shares.
The following table shows the only shareholder who reported to the Securities and Exchange Commission beneficial ownership of more than 5% of our common stock as of December 31, 2005.

Name and Address	Number of	Percent of
of Beneficial Owner	Shares Owned	Class Owned

Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071-1406	6,925,000	5.2%
Capital Research and Management Company is a registered investment adviser that manages The American Funds Group of mutual funds. It reported that it has sole power to vote 2,125,000 shares, and sole power to dispose of 6,925,000 shares. It disclaimed beneficial ownership of these shares.
Section 16(a) beneficial ownership reporting compliance.
Jefferson Pilot believes that all of our executive officers and directors complied for 2005 with all applicable stock ownership reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, except that for Mr. Cunningham one report of an option exercise and sale of shares was filed a few days late due to a delay by his broker in reporting the transactions to us.

Executive Compensation
This table summarizes compensation for our chief executive officer and for the four other executive officers who were the highest paid for 2005 (Named Officers).
Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards(1)	Payouts
				Other
				Annual	Securities	LTIP	All Other
				Compensation	Underlying	Payouts	Compensation
Name and Principal Position	Year	Salary($)(2)	Bonus($)	(3)	Options(#)	($)(4)	($)(5)
Dennis R. Glass	2005	970,000	925,000	62,350	250,000	372,868	7,980
Chief Executive Officer	2004	950,946	925,000	—	100,000	300,440	3,383
from	2003	612,000	650,000	—	200,000	306,954	6,400
March 1, 2004; also President from November 2001

Theresa M. Stone	2005	535,000	451,701	—	55,000	154,241	5,964
Executive Vice	2004	490,675	456,131	—	50,000	119,528	6,181
President;	2003	475,000	432,000	—	50,000	318,813	6,590
Chief Financial Officer from November 2001; President of Jefferson-Pilot Communications Company

Robert D. Bates	2005	490,000	337,757	—	57,000	141,267	6,619
Executive Vice President	2004	492,256	550,000	—	12,000	115,539	5,576
	2003	465,000	250,000	—	—	106,718	4,660

Warren H. May	2005	435,000	400,000	—	50,000	125,411	7,976
Executive Vice President	2004	429,462	96,058	—	40,000	100,992	102,132
	2003	380,000	180,000	—	30,000	87,210	101,210

Donald L. McDonald	2005	370,000	344,137	—	5,000	106,671	—
Executive Vice President	2004	63,173	30,000	—	33,000	14,819	—
and Chief Investment Officer from November 2004(6)

(1)	None of the Named Officers has been granted any stock appreciation rights or restricted stock awards.

(2)	Most of our employees are paid on a bi-weekly schedule which has 26 pay periods in a typical year such as 2003 and 2005, but in 2004 there was a 27th pay period which comprised 3.8% of the salary amounts shown in the table, except for Ms. Stone and Mr. McDonald.

(3)	Includes the estimated incremental cost to the company for limited personal use of our aircraft by Mr. Glass of about $53,600, and $8,750 as the estimated cost for personal use of the car we provide to Mr. Glass under his employment agreement. Perquisites for other executives including the cost of limited personal use of our aircraft were not significant, aggregating less than $40,000 for any other executive.

(4)	We made LTIP payouts 50% in shares of our common stock and 50% in cash.

(5)	Consists of company matching and gain sharing contributions to the 401(k) plan, and a portion of the match or gain sharing paid in cash. Also includes the signing bonus related to Mr. May’s beginning employment in 2002, paid $100,000 in each of 2004 and 2003 and $120,000 in 2002.

(6)	Mr. McDonald joined us in November 2004.
Long Term Stock Incentive Plan
This plan, which as last amended was approved by our shareholders in 1999, provides long term incentives, based on Jefferson Pilot common stock and on growth in operating earnings per share, to employees who may influence our long term performance. Key features of the plan include stock options and long term incentive awards (LTIP). The option price may not be less than 100% of the stock’s fair market value on the award date. The table shows options our Compensation Committee awarded in 2005 to the Named Officers.
The price of our common stock must go up in order for optionees to realize any gain. As the stock price increases, all shareholders benefit proportionately.
Option Grants During 2005

	Number of	Percent of Total
	Securities	Options			Grant Date
	Underlying	Granted to			Present Value
	Options	Employees	Exercise	Expiration	(Black-Scholes)
Name	Granted(#)	in 2005	Price($)	Date	($)(1)

Dennis R. Glass	250,000	20.7%	49.87	2/13/2015	2,440,000
Theresa M. Stone	55,000	4.6%	49.87	2/13/2015	536,800
Robert D. Bates	57,000	4.7%	49.87	2/13/2015	556,320
Warren H. May	50,000	4.1%	49.87	2/13/2015	488,000
Donald L. McDonald	5,000	0.4%	49.87	2/13/2015	46,000

(1)	We estimated the present values using the Black-Scholes pricing model. We used the following assumptions and data: options are exercised near the end of their ten year term or earlier expiration following retirement; interest rates are based on U.S. Treasury Strips available on the grant date and maturing when the option expires; volatility of 21% using a 50/50 mix of historical and implied volatility; and our annual dividend yield as of the grant date. The actual value an officer receives from a stock option depends on future market conditions. It may be more or less than the present value shown.
The options generally vest and become exercisable in one-third increments over three years. Options generally vest earlier upon death, disability, retirement, satisfaction of the terms of an employment agreement, or a change in control. Within the ten year term, options generally are exercisable for five years after death, disability, retirement, satisfaction of the terms of an employment agreement, or a change in control. Option holders may use JP shares they own for a minimum period to pay the exercise price and may have shares withheld to cover required tax withholding. All options granted through December 31, 2005 vested and became immediately exercisable upon the Lincoln merger on April 3, 2006.
The following table shows stock option exercises during 2005 and the year-end value of unexercised options.

Aggregated Option Exercises in 2005
and December 31, 2005 Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at 12-31-05(#)		at 12-31-05($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis R. Glass	20,312	644,230	741,874	350,001	10,943,153	2,669,014
Theresa M. Stone	—	—	317,499	105,001	4,600,815	840,309
Robert D. Bates	—	—	163,326	65,000	1,629,224	434,020
Warren H. May	—	—	53,333	86,667	747,665	650,535
Donald L. McDonald	—	—	11,000	27,000	94,820	224,940
The following table and notes provide information with respect to LTIP.
Long Term Incentive Plans

		Performance	Estimated Future Payouts
		Or Other	Under Non-Stock-
	Number of Shares,	Period Until	Price-Based Plans
	Units or Other	Maturation or	Threshold	Target	Maximum
	Rights(#)(1)	Payout(2)	($)(3)	($)(3)	($)(3)
Dennis R. Glass	—	2005-2007	194,000	388,000	582,000
Theresa M. Stone	—	2005-2007	82,256	164,513	246,769
Robert D. Bates	—	2005-2007	75,338	150,675	226,013
Warren H. May	—	2005-2007	66,881	133,763	200,644
Donald L. McDonald	—	2005-2007	56,888	113,775	170,663

(1)	LTIP does not provide for awards of shares, units or other rights representing the right to receive compensation. LTIP provides for payouts based on the compound growth rate (CGR) in cumulative operating earnings per share during the three year measurement period. Payouts, if any, are in a 50/50 ratio of cash and JP common stock valued at the fair market value on the payment date.

(2)	Table amounts reflect current (2006) annual salary. If there were any payments in February 2008, they would be calculated as a percentage (which varies according to the participant and the level of CGR achieved) of salary during the last year in the period.

(3)	Payouts are contingent upon achieving specified levels of CGR, and service to the end of the three year measurement period. The target amount will be payable if the targeted CGR is achieved. The threshold amount will be payable if 50% of the targeted CGR is achieved; below 50% no payout will be made. The maximum amount will be payable if 150% or more of the targeted CGR is achieved.

Retirement Plans
We provide executive retirement benefits under a tax qualified plan, a nonqualified ERISA excess plan and a nonqualified supplemental benefit plan. The table includes benefits under all these plans.
Pension Plan Table

	Years of Service
			20 Years
Final Average Earnings	10 Years	15 Years	or More

$ 600,000	$150,000	$225,000	$300,000
$ 900,000	$225,000	$337,500	$450,000
$1,200,000	$300,000	$450,000	$600,000
$1,800,000	$450,000	$675,000	$900,000
$2,700,000	$675,000	$1,012,500	$1,350,000
The table shows straight life annuity benefits payable annually upon normal retirement at age 65 on January 1, 2006. Benefits are not subject to offset for Social Security payments, but are reduced 3% per year for retirement before age 65.
For purposes of this table, covered compensation consists of the amounts disclosed in the Summary Compensation Table as salary and bonus. We use a final five year average in calculating pensions. The current years of service are: Mr. Glass, 12 years, Ms. Stone, 9 years, Mr. May, 3 years, and Mr. McDonald, 1 year. Mr. Bates participates in the qualified and excess plans with service from January 2002 and in the nonqualified supplemental plan with service from January 2003.
Employment contracts and severance arrangements
Dennis R. Glass, our President, became Chief Executive Officer and a director effective March 1, 2004. In late 2003 Mr. Glass signed an employment agreement through March 1, 2007 providing for a base salary of $925,000 in 2004, and annual bonus and LTIP at the CEO level commencing with the February 2005 payouts. In connection with signing this agreement, he was granted a stock option for 100,000 shares on our normal option terms except it is immediately vested and exercisable. In 2005, the agreement was extended for an additional year.
If we terminate Mr. Glass’s employment other than for good cause or if he resigns for good reason including following a change in control, he will receive a lump sum payment equal to the base annual salary and 50% of the maximum bonus and LTIP payments that he would have received until March 1, 2008, and will be eligible for immediate retirement with benefits computed as if his employment had continued until March 1, 2008. However, he will not receive duplicative payments under these provisions and under the Executive Change in Control Severance Plan described below.
For retirement on or after March 1, 2008, Mr. Glass will be entitled to retirement benefits according to the table and description above. He has the right to elect that all or part of these retirement benefits be paid as a life or optional form of annuity or as a lump sum. Any lump sum is to be calculated using the 1983 Group Annuity Table and the average yield on 10-year Treasuries over the prior year or, if more favorable to Mr. Glass, the mortality table and interest rate in general use for the sale of JP’s individual annuities. If he dies during employment after March 1, 2008, a survivor annuity is payable to his spouse as if he had retired and elected a joint and 50% survivor annuity.
Mr. Glass is entitled to life and disability insurance benefits at the levels currently provided by JP and is entitled to a company paid car and initiation fees and dues for business and social clubs reasonably acceptable to JP. He and other executive officers also have access to corporate aircraft for personal use within specified limits, with imputation of taxable income for any such use.

Executive Change in Control Severance Plan. We have established a Plan providing for the payment of severance benefits to the Named Officers and certain other officers following a Change in Control as defined in the Plan, such as the Lincoln merger. This would apply in the event of certain qualifying terminations of employment in connection with or within two years after the Change in Control. Terminations that will qualify for severance payments include a termination by us without “Cause” and a termination by the officer with “Good Reason” (as those terms are defined in the Plan). Good Reason includes any reduction in aggregate salary and benefits, or any significant reduction in bonus and LTIP not related to performance.
If a qualifying termination occurs, the Plan provides for lump sum severance payments equal to two or three, as specified for each Named Officer, times the sum of the officer’s annual base salary, annual bonus and, if eligible, LTIP. For other officers, the Plan provides for three, two or one years’ compensation and benefits. An additional amount also would be paid to cover any applicable excise tax on all benefits received as the result of a Change in Control (whether or not under the Plan) and any income or employment taxes imposed on this excise tax payment, so that the net amount retained by the officer would equal the amount he or she would have received absent any such excise tax. The Plan also provides for certain other benefits including continued employee benefits coverage and pension accruals and early vesting of executive supplemental retirement benefits for termination in connection with a Change in Control. Payments are delayed for six months where required by Internal Revenue Code Section 409A, with interest at an annual rate of 10%, but offset by any benefits paid under our separation pay plan (reducing the interest).
We may amend or terminate the Plan or discontinue an officer’s participation. However, we may only reduce or discontinue any officer’s coverage or potential rights under the Plan after 12 months advance notice to the officer, and we cannot diminish protection for the two years after any Change in Control.
A separation pay plan covers executives and other officers. It does not provide additional benefits for executive officers but permits payment of limited benefits in the first six months after termination. For lower level officers, the Plan provides for salary and most benefits for specified periods for any job elimination within two years after a Change in Control.
Certain Transactions
In early 2006 and with the approval of our Compensation Committee, the Corporation purchased from Mr. McDonald for the appraised value of $1.3 million, his house in Greensboro, which he had purchased when we recruited him in late 2004. His position was eliminated upon the Lincoln merger.
Following Mr. Stonecipher’s retirement at the end of 2004, with the approval of our Compensation Committee, we paid off the lease on the car that we provided to him under his employment agreement and gifted the car to Mr. Stonecipher, with the $67,862 value reported as taxable income to him.
Compensation Committee Interlocks and Insider Participation
Directors Cunningham and Pittard served as members of the Compensation Committee of our Board during all of 2005. Mr. Henderson joined the Committee in August 2005, and E. S. Melvin served on the Committee until his retirement from the Board in May 2005. None of them ever has been an officer or employee of the Corporation or any of its subsidiaries or has had any other significant relationship with Jefferson Pilot requiring disclosure under the proxy rules. The Board of Directors has determined that each of these directors is an independent director.

Auditor Fees and Services
Ernst & Young LLP (E&Y) is the independent public accounting firm that audits our financial statements and those of our principal subsidiaries and their separate accounts. E&Y as the independent auditors report directly to our Audit Committee.
The Committee preapproved the audit services and other services provided by the independent auditors for 2005 and 2004. Fees for these services were:

	2005(1)	2004(1)
Audit fees	$3,350,204	$3,318,779
Audit related fees(2)	33,896	91,320
Tax Fees	0	0
Other fees	0	0

(1)	Fees for 2004 have been reclassified to conform to the 2005 presentation, and certain fees disclosed in mutual fund proxy statements have been eliminated.

(2)	Audit related fees include accounting assistance with a strategic transaction.
Under the preapproval policies and procedures established by the Audit Committee, the Committee preapproves the audit engagement and the audit and audit related services covered by the audit engagement letter. The Committee also preapproved a list of specified other services. Engagements of the independent auditors for any other services must be preapproved by the Committee or preapproved by its chairman and then reviewed at the next Committee meeting.

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

JEFFERSON-PILOT CORPORATION
Registrant

BY (SIGNATURE)	/s/ Dennis R. Glass

President and Chief Executive Officer
(NAME AND TITLE)	Dennis R. Glass
DATE	April 30, 2006

LIST AND INDEX OF EXHIBITS

Reference
Per Exhibit
Table	Description of Exhibit	Page
(3)	(i) Articles of Incorporation and amendments that have been approved by shareholders are incorporated by reference to Form 10-Q (Commission file no. 1-5955) for the first quarter 1996	—
	(ii) By-laws as amended November 3, 2003 are incorporated by reference to Form 10-K for 2003	—
(4)	(i) Agreement and Plan of Merger dated as of October 9, 2005 is included in Form 8-K for October 9, 2005, and Amendment No. 1 to Agreement and Plan of Merger dated as of January 26, 2006 among Jefferson-Pilot Corporation, Lincoln National Corporation, an Indiana corporation, Quartz Corporation, a North Carolina corporation, and Lincoln JP Holdings, L.P. is included in Form 8-K for January 26, 2006; both are incorporated by reference	—
	(ii) Amended and Restated Rights Agreement dated November 7, 1994 between Jefferson-Pilot Corporation and First Union National Bank, as Rights Agent, was included in Form 8-K for November 7, 1994, Amendment to Rights Agreement dated February 8, 1999 was included in Form 8-K for February 8, 1999 (Commission file no. 1-5955); and Second Amendment to Rights Agreement dated as of October 9, 2005 was included in Form 8-K for October 9, 2005; all are incorporated by reference	—
	(iii) Credit agreements and other agreements and instruments relating to debt securities issued by or borrowings available to the Registrant, are not being filed because the total amount of borrowing available under credit agreements or amount of debt securities authorized by any other agreement or instrument respectively does not exceed 10% of total consolidated assets. The Registrant agrees to furnish a copy of any such agreements and documents to the Commission upon request	—
(10)	See item 4(i) above for our merger agreement and amendment The following contracts and plans:
	(i) Employment Agreement between the Registrant and Dennis R. Glass, our Chief Executive Officer, dated December 6, 2003, and Amendment No. 1to Employment Agreement, dated March 23, 2005, are incorporated by reference to Form 10-K for 2003, and to Form 10-Q for the third quarter 2005, respectively	—

E-1

	(ii) Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Form 10-K for 2004; the summaries of the long term incentive compensation awards and payments (LTIP) on pages 10 and 14 of the March 2005 Proxy Statement are incorporated by reference	—
	(iii) Non-Employee Directors’ Stock Option Plan, as amended in February 2005 is incorporated by reference to Form 10-K for 2004,	—
	(iv) Jefferson-Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Form 10-K for 1999 (Commission file no. 1-5955); the Executive Special Supplemental Benefit Plan, which now operates under this Plan, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1994	—
	(v) Management Incentive Compensation Plan for Jefferson-Pilot Corporation and its insurance subsidiaries is incorporated by reference to Form 10-K for 2002; description of the bonus program for executives is incorporated by reference to the March 2003 Proxy Statement.	—
	(vi) Deferred Fee Plan for Non-Employee Directors, as amended, is incorporated by reference to Form 10-K (Commission file no. 1-5955) for 1998	—

(vii) Executive Change in Control Severance Plan and the 1999 amendment thereto are incorporated by reference to Forms 10-K (Commission file no. 1-5955) for 1998 and 1999, respectively, and the November 1, 2005 amendment to the Plan is being filed (previously filed)

	(viii) Separation Pay Plan adopted February 12, 2006 (previously filed)	—
	(ix) Summary of non-employee director compensation is incorporated by reference to Form 10-K for 2005	—
	(x) Forms of stock option terms for non-employee directors are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—
	(xi) Forms of stock option terms for officers are incorporated by reference to Form 10-K for 2005 and Form 8-K for February 13, 2006	—
(21)	Subsidiaries of the Registrant (previously filed)
(23)	Consent of Independent Auditors	E-3
(24)	Power of Attorney form (previously filed)	—
(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	E-4
(31.2)	Certification of Chief Financial Officer (Acting) pursuant to Exchange Act Rule 13a-14(a)	E-5
(32)	Written Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6

E-2